Form 10KSB
period 2001-12-31
QUIKBYTE SOFTWARE INC
filed 2006-07-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001


Commission file number  33-28465-LA

                         QUIKBYTE SOFTWARE, INC.
                         -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             33-0344842
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

7609 Ralston Road, Arvada, Colorado                          80002
----------------------------------------------               -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (303) 422-8127
                                              --------------



               Securities registered pursuant to Section 12(g) of the Act:

                                           None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [ ] No

Indicate by check mark whether the registrants a shell company (as defined in Rule 12-2 of the Act. [X] Yes [ ] No

     As of December 31, 2001, 142,049,012 common shares were outstanding. The aggregate market value of the 97,549,012 common shares of Quikbyte Software, Inc. held by non-affiliates was none at December 31, 2001.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Acto of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2001: 142,049,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                         TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      3
         Item 2. Description of Property                                      5
         Item 3. Legal Proceedings                                            5
         Item 4. Submission of Matters to a Vote of Security Holders          6

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     6
         Item 6. Management's Discussion and Analysis or Plan of Operation    8
         Item 7. Financial Statements                                         11
         Item 8. Changes in and Disagreements With Accountants on Accounting 11 and Financial Disclosure
         Item 8a Controls and Procedures                                      11

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   12
         Item 10. Executive Compensation                                      13
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  14
         Item 12. Certain Relationships and Related Transactions              16
         Item 13. Exhibits and Reports on Form 8-K                            17
         Item 14. Principal Accountant Fees and Services                      17


SIGNATURES                                                                    18

                             QUIKBYTE SOFTWARE, INC.
                                    FORM 10-K

                                     PART I

ITEM 1 BUSINESS

(a)General Development of Business


     QuikByte Software, Inc. (the "Registrant") was incorporated under the laws of the State of Colorado in January 1989, to develop and market computer software.

     The Company completed its initial public offering of securities on October 11, 1989, in which it sold a total of 30,000,000 Units, each Unit consisting of one share of Common Stock, one Class A and one Class B Common stock Purchase Warrant, to approximately 200 public investors. The Company received proceeds, net of commissions and expenses of the offering, of $220,378 from the sale of the Units. The Class A Warrants were exercisable to purchase one Common Share at $.02 through April 10, 1992. The Class B Warrants were exercisable to purchase one Common Share at $.02 through October 10, 1992. A Total of 3,550,000 A Warrants were exercised for net cash of $69,851 in 1990. An additional exercise of warrants (6,150,000) was made in 1991 for $122,385 in net proceeds for 2,149,012 common shares. The company also completed a Private Offering of $121,835 (net) in 1991.

     The Company was engaged in the development, marketing and sales of computer software programs, i.e. compilers and compiler related software, as described below. At December 31, 1990, the company had completed development of its first principal product, a compiler for the Pascal programming language, which the Company calls QuikByte Pascal.

     A the time the Company's initial public offering commenced in September 1989, management had identified five elements which remained to be completed prior to releasing the product to market, and estimated that the Company would be in a position to begin marketing and selling QuikByte Pascal within four months following receipt of funding upon completion of the public offering. The Company anticipated that completion of the product would require two months for final testing and product completion and an additional two months for introduction of the product to market. However, delays were encountered and the Company did not meet these target dates. On a number of occasions after the initial public offering, the Company set completion dates into 1992. which it failed to meet. Ultimately, the Company ran out of capital and was unable to remain in operation and was dormant since 1992.

The company had no business operations at year end 2001, no revenues and no assets. The company wrote off its software efforts as obsolete.
                                        3

The Registrant was inactive in 2001.

The Registrant has not been involved, during the year ended December 31, 2001 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2001, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

(c) Narrative Description of Business.
    ----------------------------------

(c) (1) (i) The Registrant was incorporated in the State of Colorado on January 26, 1989 to engage in any business that was deemed appropriate in the discretion of its officers and directors. Since inception, the Registrant and completed its initial public offering in 1989, and subsequently completed a warrant offering pursuant to a registration statement.

With its public offering in 1989 and warrant exercises and secondary offering in 1990, the company attempted to develop its proprietory software products, but was never able to complete a marketable product from which to achieve revenues. The company never developed any revenues. The company's initial business plan failed in 1991 and the company has been inactive since 1991.

Employees

     The Company has no employees. The Company's President, has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business of the Company will use less than 20 hours per month. The business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

(c) (1) (xiii) The Registrant employs no one. Its president engaged part-time in administrative activities as officers of the Registrant.

ITEM 2 PROPERTIES

Audit Requirements

The Company has no properties and at this time has no agreements to acquire any properties.

     The Company's mailing address is 7609 Ralston Road, Arvada, CO 80002 which is the office of the Company's legal counsel. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

ITEM 3 LEGAL PROCEEDINGS

There are no pending legal proceedings against the Registrant.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not quoted in the over-the-counter market or Pink Sheets in the past fiscal year or 2001.

The Registrant's stock had no active quote during the past fiscal year.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on December 31, was approximately 220, but beneficial owners exceed 300.

(b)(2) Not applicable.

(c)(1) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

(c) (2) Not applicable since the Registrant has not had earnings which indicate an ability to pay cash dividends. The Registrant does not expect to pay dividends in the foreseeable future.


        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

        In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements:
(i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

        Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

        The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

        If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

     The Company had no revenues or operations in years ended December 31, 2001 or 2000. The Company incurred $20,000 in legal and accounting expenses in the year ended December 31, 2001 compared to none in 2000. The Company accrued $763 in interest each year in 2001 & 2000. The company had net loss in the year ended December 31, 2001 of ($20,763) compared to ($763) in 2000. The profit/loss per share was nominal in 2001 and in 2001.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2001 The Company has no current assets and no other assets at December 31, 2001.

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has a new business, and minimal capital, and relatively few assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 7       FINANCIAL STATEMENTS

Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if no resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


ITEM 8A. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures and internal controls which were in effect as of December 31, 2001 (evaluation date) and have concluded that the internal and disclosure controls and procedures were adequate were effective based upon their evaluation.

     There were no material changes in internal controls or in other factors that could materially affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to materially deficiencies and material weaknesses.

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

     Reed Clayson                        71               President and Director
                                                          CEO & CFO

        Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

Biographical Information

REED CLAYSON: He received  Undergraduate  Degree,  physics (1963) and journalism
(1953), Utah State University. He is a former Ph.D. candidate (physics) at UCLA in parallel with full-time employment. He has also done graduate work in English and physics at USU.

He has managed successful proposals/grant applications, often followed by project direction or support, for U.S. Dept. of Interior, National Science Foundation, DOE INEEL Laboratory, DOD, U.S. Vet. Admin., US EPA, US Dept. of Justice, state, and local agencies, and some major commercial firms.

He has been an officer and director in Evergreen Associates, Inc. 2000-2004, Resource Science, Inc. 2003-2006, Quikbyte Software, Inc. 2003-2006 and Synfuels Engineering Development, Inc. 1981-Present.

Compliance with Section 16(a) of the Exchange Act

        Section  16(a) of the  Securities  Exchange  Act is not applicable.

Conflicts of Interest

        Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

                            IDENTIFICATION OF OFFICERS OF MG&L



(c) Identification of Certain Significant Employees.

     Not applicable.

(d)  No  officer  or  director   of  the   Registrant,   including   controlling
     shareholders, is related to any other such person.

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2001.
                --------------------------------------------------------------

        None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


(a)(2)          Bonuses and deferred compensation. Not applicable
                -----------------------------------
                                       13

(b)(1)          Compensation Pursuant to Plans.
                -------------------------------

The Registrant has no annuity, pension, retirement or profit sharing plan in effect and none is presently contemplated.

Pension Table. Not applicable.
-------------

Alternative Pension Plan Disclosure. Not applicable.
------------------------------------

 Stock Option and Stock Appreciation Right Plans. The Registrant had no
-----------------------------------------------
stock option and stock appreciation right plans.

 Other compensation. Not applicable.
--------------------

 Compensation of Directors. Directors do not receive any compensation in
-------------------------
their capacity as director.


 Standard Arrangements. Members of the board of directors receive no
---------------------
remuneration.

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security Ownership of Certain Beneficial Owners as of December 31, 2001.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


                                                               NUMBER OF SHARES          OWNERSHIP
SHAREHOLDERS/BENEFICIAL OWNERS                                                           PERCENTAGE
- ----------------------------------------------------------------------------------------------------------
Reed Clayson                                                   0                         0
11158 W. 68th Way
Arvada, CO 80004

Vanden Capital Group, Inc.                                     10,000,000                7%
1400 Glenarm Pl. Suite 300
Denver CO

Mark R. Nixon                                                  21,500,000                15%
2506 Topanga Akyline Dr.
Topanga, CA 90290

Bruno Koch                                                      8,000,000                 5.6%
23820 Hawthorne Blvd.
Suite 101
Torrance, CA 90503

J.B. Heidebrecht                                               23,000,000                16%
3621 Garnet St., #1
Torrance, CA 90503

Tri Denver Corp                                                 8,500,000                 5.9%
110 16th St.
Denver, CO 80202

All directors and executive
officers as a group (1 person)                                    0                          0

Each principal shareholder has sole investment power and sole voting power over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions With Management and others.
    ----------------------------------------

None

 Certain Business Relationships.
 -------------------------------

Not applicable

 Indebtedness of Management.
 ---------------------------

Not applicable

 Transactions with Promoters.
 ----------------------------

Not applicable.

                                         PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM-8K

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall, PC's ("JH") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining JH's independence. Jaspers + Hall, PC purchased the accounting practice of Michael Johnson & Co., the company's prior auditor in 2005.

     Audit Fees. In 2002 Michael Johnson & Co. charged the Company $10,000 for the following professional services: audit of the annual financial statements of the Company for the fiscal years ended December 31, 2001, 2000 and 1999 and review of the interim financial statements included in quarterly reports for Form 10-QSB for the periods from December 31, 2001 to September 30, 2005.

     There were no audit related fees in 2000 or 2001. There were no tax fees or other fees in 2000 to 2001 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit years 2001 and thereafter.

     All audit work was performed by the auditors' full time employees.

 In January, 2002, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements FOR 1999, 2000, 2001 fiscal years. The prior accountant was Douglas Wechsler whose last audit was for fiscal year 1991. No auditors were engaged during the period 1992 to 2002. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if no resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

                                    FORM 10-K
                             QUIKBYTE SOFTWARE, INC.
                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-9

                             Quikbyte Software, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   Years Ended
                         December 31, 2001, 2000 & 1999

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Quikbyte Software, Inc.
Torrance, California

We have audited the accompanying balance sheets of Quikbyte Software, Inc. (A Development Stage Company) as of December 31, 2001, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period January 1, 1999, to December 31, 2001, and the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. at December 31, 2001, 2000 and 1999, and the results of its operations and its cash flows for the period, January 1, 1999 to December 31, 2001 and the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Michael Johnson & Co., LLC
Denver, Colorado
June 10, 2002

/s/Michael Johnson & Co., LLC


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31


                                                                           2001                2000               1999
                                                                      ---------------     ---------------     --------------
ASSETS:

Current Assets:
Cash                                                                             $ -                 $ -                $ -
                                                                      ---------------     ---------------     --------------

TOTAL ASSETS                                                                     $ -                 $ -                $ -
                                                                      ===============     ===============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                     $ 72,303            $ 52,303           $ 52,303
  Accrued salaries payable                                                   236,773             236,773            236,773
  Notes payable                                                                9,537               9,537              9,537
  Interest payable                                                             7,629               6,104              5,341
                                                                      ---------------     ---------------     --------------
    Total Current Liabilities                                                326,242             304,717            303,954
                                                                      ---------------     ---------------     --------------

Stockholders' Deficit:
  Preferred stock, $.0001 par value, 100,000,000 shares
    authorized, none issued and outstanding                                        -                   -                  -
  Common stock, $.0001 par value; 500,000,000
    shares authorized; 142,049,012 shares issued                              14,205              14,205             14,205
  Additional paid-in capital                                                 717,171             717,171            717,171
  Deficit accumulated during the development stage                        (1,057,618)         (1,036,093)        (1,035,330)
                                                                      ---------------     ---------------     --------------

Total Stockholders' Deficit                                                 (326,242)           (304,717)          (303,954)
                                                                      ---------------     ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ -                 $ -                $ -
                                                                      ===============     ===============     ==============


The accompanying notes are an integral part of these financial statements.

                            QUIKBYTE SOFTWARE, INC.
                         ( A Development Stage Company)
                            Statements of Operations


                                                                                                      January 26, 1989
                                                   Year Ended                                           (Inception) to
                                                    December 31,                                        December 31,
                                                      2001               2000             1999              2001
                                                      ----               ----             ----              ----

REVENUES:                                              $ -                $ -              $ -             $ 269


OPERATING EXPENSES:
Consulting fees                                                                                           47,500
Depreciation and amortization                                                                             53,516
Research and development                                                                                 470,932
General and administrative expenses                 20,000                  -                -           486,334
                                               -----------        -----------      -----------       -----------
Total Operating Expenses                            20,000                  -                -         1,058,282
                                               -----------        -----------      -----------       -----------
Net Loss from Operations                           (20,000)                 -                -        (1,058,013)
                                               -----------        -----------      -----------       -----------
                                                                                                               -
OTHER EXPENSES
Interest income                                          -                  -                -             8,024
 Interest expense                                     (763)              (763)            (763)           (7,629)
                                               -----------        -----------      -----------       -----------
                                                      (763)              (763)            (763)              395
                                               -----------        -----------      -----------       -----------
NET LOSS                                         $ (20,763)            $ (763)          $ (763)      $(1,057,618)
                                               ===========        ===========      ===========       ===========
Weighted average number of
  shares outstanding                           142,049,012        142,049,012      142,049,012
                                               ===========        ===========      ===========
Basic and diluted net loss per share                   $ -                $ -              $ -
 - less than $.001 per share                   ===========        ===========      ===========

The accompanying notes are an integral part of these financial statements.
                                      F-3

                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity


                                                                                                       Deficit
                                                                                                      Accumulated
                                                                                     Additional      During the
                                                             Common Stock             Paid-In        Development
                                                          Shares        Amount        Capital           Stage          Totals
                                                          ------        ------        -------           -----          ------
Balance - January 26, 1989                                         -         $ -             $ -              $ -            $ -

Stock issued to founders, for assignment of
 computer program, pursuant to incorporation
 (Note 2)                                                 55,500,000       5,550          (5,550)               -              -
Stock issued for cash - less offering costs                7,000,000         700          32,092                -         32,792
Stock issued for consulting contract                       3,000,000         300          14,700                -         15,000
Stock issued for cash - private placement                 28,500,000       2,850               -                -          2,850
Stock issued for cash - less cost of public
  offering of $79,622                                     30,000,000       3,000         217,378                -        220,378
Stock issued for underwriter's warrants                            -           -             100                -            100
Net loss                                                           -           -               -          (74,393)       (74,393)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1989                              124,000,000      12,400         258,720          (74,393)       196,727
                                                         -----------     -------        --------     ------------   ------------
Stock issued for employment agreement                      4,400,000         440          98,560                -         99,000
Warrants exercised                                         3,550,000         355          69,851                -         70,206
Net loss                                                           -           -               -         (424,063)      (424,063)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1990                              131,950,000      13,195         427,131         (498,456)       (58,130)
                                                         -----------     -------        --------     ------------   ------------
Warrants exercised                                         6,150,000         615         122,385                -        123,000
Stocks issued for employment agreement                     1,800,000         180          45,820                -         46,000
Stocks issued for cash - less cost of public
 offering of $44,929                                       2,149,012         215         121,835                -        122,050
Net loss                                                           -           -               -         (531,532)      (531,532)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1991                              142,049,012      14,205         717,171       (1,029,988)      (298,612)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1992                              142,049,012      14,205         717,171       (1,030,751)      (299,375)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1993                              142,049,012      14,205         717,171       (1,031,514)      (300,138)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1994                              142,049,012      14,205         717,171       (1,032,277)      (300,901)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1995                              142,049,012      14,205         717,171       (1,033,040)      (301,664)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1996                              142,049,012      14,205         717,171       (1,033,803)      (302,427)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1997                              142,049,012      14,205         717,171       (1,034,566)      (303,190)
                                                         -----------     -------        --------     ------------   ------------
Net loss                                                           -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1998                              142,049,012      14,205         717,171       (1,035,329)      (303,953)
                                                         -----------     -------        --------     ------------   ------------
Net loss for year                                                  -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 1999                              142,049,012      14,205         717,171       (1,036,092)      (304,716)
                                                         -----------     -------        --------     ------------   ------------
Net loss for year                                                  -           -               -             (763)          (763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 2000                              142,049,012      14,205         717,171       (1,036,855)      (305,479)
                                                         -----------     -------        --------     ------------   ------------
Net loss for year                                                  -           -               -          (20,763)       (20,763)
                                                         -----------     -------        --------     ------------   ------------
Balance - December 31, 2001                              142,049,012     $14,205       $ 717,171     $ (1,057,618)     $(326,242)
                                                         ===========     =======        ========     ============   ============


The accompanying notes are an integral part of these financial statements.
                                      F-4

                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                 Indirect Method

                                                                                                                    January 26, 1989
                                                                              For the Year Ended                      (Inception) to
                                                               December 31,       December 31,        December 31,      December 31,
                                                                   2001               2000              1999                2001
                                                                   ----               ----              ----                ----

Cash Flows From Operating Activities:
  Net Loss                                                         $ (20,763)             $ (763)         $ (763)      $ (1,057,618)
                                                                   ---------              ------          ------       -------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                          -                   -               -             53,516
    Stock issued for services                                                                                               160,100
    Write down of computer software                                                                                         173,358
   Changes in assets and liabilities:                                                          -
     Decrease (Increase) in accounts receivable                            -                   -               -                  -
     (Increase) in prepaid expenses                                        -                   -               -                  -
     Decrease (Increase) in inventories                                                                                           -
     Increase in accounts payables and accrued expenses               20,000                   -               -             72,303
     Increase in interest payable                                        763                 763             763              7,629
     Increase in accrued salaries payable                                  -                   -               -            236,773
                                                                   ---------              ------          ------       -------------
  Total adjustments                                                   20,763                 763             763            703,679
                                                                   ---------              ------          ------       -------------
Net Cash Used in Operating Activities                                      -                   -               -           (353,939)
                                                                   ---------              ------          ------       -------------
Cash Flow From Investing Activities:
  Purchase of property and equipment                                       -                   -               -            (52,516)
  Organizational costs                                                     -                                                 (1,000)
  Deposits                                                                 -                                                      -
  Increase in computer software                                            -                                               (173,359)
                                                                   ---------              ------          ------       -------------
Net Cash Used In Investing Activities                                      -                   -               -           (226,875)
                                                                   ---------              ------          ------       -------------

Cash Flow From Financing Activities:
   Proceeds from notes payable                                             -                   -               -              9,537
   Proceeds from  the issuance of common shares                            -                   -               -            571,277
                                                                   ---------              ------          ------       -------------
Net Cash Provided By Financing Activities                                  -                   -               -            580,814
                                                                   ---------              ------          ------       -------------
Increase (Decrease) in Cash                                                -                   -               -                  -
Cash and Cash Equivalents - Beginning of period                            -                   -               -                  -
                                                                   ---------              ------          ------       -------------
Cash and Cash Equivalents - End of period                                $ -                 $ -             $ -                $ -
                                                                   =========              ======          ======       =============


Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                          $ -                 $ -             $ -                $ -
                                                                   =========              ======          ======       =============
  Taxes paid                                                             $ -                 $ -             $ -                $ -
                                                                   =========              ======          ======       =============

The accompanying notes are an integral part of these financial statements.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                        December 31, 2001, 2000 and 1999


Note 1 - General:

         Nature of Business

         QuikByte Software, Inc. (the Company) was incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. In 1992, the Company ceased operations in 1992 and has since remained inactive.

Note 2 - Summary of Significant Accounting Policies:

         Basis of Presentation - Development Stage Company

         The Company has not earned significant revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Property and Equipment

         Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

                           Office furniture and equipment              5 years
                           Leasehold improvements                      5 years

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                         December 31, 2001, 2000 and 1999


  Note 2 - Summary of Significant Accounting Policies: Continued

         Revenue Recognition

         Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances.

         Net loss per share

         Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

         Software Development Costs

         The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, whereby costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. Technological feasibility is established upon completion of a working model. Through December 31, 2001, all software development costs have been charged to research and development expenses in the accompanying statements of operations.

         Accrued Salaries Payable

         Accrued salaries payable consists of deferred/accrued salaries of officers and employees of the Company for the period December 1989 to December 1991.

         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

         Federal Income Taxes

         The Company accounts for income taxes under SFAS No 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

Note 3 - Related Party Transactions:

         Notes Payable - Shareholders

         Notes payable consist of the following at December 31, 2001:

         Notes Payable to officer of Company, interest at 8%, due on
         demand, unsecured                                             $9,537

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                        December 31, 2001, 2000 and 1999


Note 4 - Income Taxes:

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 are as follows:

             Deferred tax assets
             Net operating loss carryforwards                      $1,057,618
             Valuation allowance for deferred tax assets           (1,057,618)
                                                                   ----------
             Net deferred tax assets                               $ -



         At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,057,618 for federal income tax purposes. These carryforwards if not utilized to offset taxable income begin to expire in 2004. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

  Note 5 - Capital Stock Transactions

         Private placement:

         In March 1989, the Company received cash proceeds in the amount of $35,000 from a private placement of 7,000,000 shares of its $.0001 par value common stock ($.005 per share) to Vanden Capital Group, Inc. (Vanden), a business consulting company. In addition, the Company issued 3,000,000 shares of its $.0001 par value common stock in exchange for the initial, non-refundable $15,000 fee associated with a consulting agreement. Pursuant to the consulting agreement, Vanden also received certain rights to have the 10,000 shares registered under the Securities Act of 1933. Also in March 1989, the Company received cash proceeds totaling $2,850 from a private placement of 28,500,000 shares of its $.0001 par value common stock ($.0001 per share).

         Public Offering:

         On October 11, 1989, the Company completed a sale to the public of 30,000,000 units (one share of its $.0001 par value common stock, one A warrant and one B warrant), at $.01 per unit, for proceeds of $220,378 (net of offering expenses of $79,622), pursuant to a Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933.

         Common stock warrants:

         During the year ended December 31, 1990, 9,350,000 A warrants and 350,000 B warrants had been exercised resulting in net cash proceeds of $193,206.

         Stock Option Plan:

         In March 1989, the Company adopted a stock option plan, which provides for the granting to officers, directors, consultants and employees of the Company, options to purchase up to 12,500,000 shares of the Company's common stock. The maximum number of shares, which may be subject to options granted to officers and directors as a group, shall not exceed 9,000,000 shares. During the three-year period ended December 31, 2000 no options were granted.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                        December 31, 2001, 2000 and 1999


         In February 1989, the Company issued 55,500,000 shares of its $.0001 par value common stock to officers and directors of the Company and another individual in exchange for the assignment of all rights and interests in a computer program which they developed. The contributors incurred at least $5,500 in research and development costs associated with development of the computer program. The Company has recorded the value of the program at $0.

Note 7 - Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $326,242 as of December 31, 2001.

          The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                        SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QUIKBYTE SOFTWARE, INC.

by /s/Reed Clayson
    Reed Clayson,  President
    & Sole Director


         Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacitates on the dates indicated.


Date June 12, 2006                                     /s/Reed Clayson
                                                      Reed Clayson,
                                                      Sole Director