Form 10KSB
period 2003-12-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003


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

                                           None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Act. [X] Yes [ ] No

     As of December 31, 2002, 142,049,012 common shares were outstanding. The aggregate market value of the 97,549,012 common shares of Quikbyte Software, Inc. held by non-affiliates was none at December 31, 2003.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003: 142,049,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                         TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      5
         Item 3. Legal Proceedings                                            5
         Item 4. Submission of Matters to a Vote of Security Holders          6

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     6
         Item 6. Management's Discussion and Analysis or Plan of Operation    8
         Item 7. Financial Statements                                         11
         Item 8. Changes in and Disagreements With Accountants on Accounting 11 and Financial Disclosure
         Item 8a Controls and Procedures                                      11

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   12
         Item 10. Executive Compensation                                      13
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  14
         Item 12. Certain Relationships and Related Transactions              16
         Item 13. Exhibits and Reports on Form 8-K                            17
         Item 14. Principal Accountant Fees and Services                      17


SIGNATURES                                                                    18

                             QUIKBYTE SOFTWARE, INC.
                                    FORM 10-K

                                     PART I

ITEM 1 BUSINESS

(a) General Development of Business


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

The company had no business operations at year end 2003, no revenues and no assets. The company wrote off its software efforts as obsolete.
                                        3

The Registrant was inactive in 2003.

The Registrant has not been involved, during the year ended December 31, 2003 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2003, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not quoted in the over-the-counter market or Pink Sheets in the past fiscal year or 2003.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

     The Company had no revenues or operations in years ended December 31, 2003 or 2002. The Company incurred no expenses in the year ended December 31, 2003 compared to $12,000 in legal and accounting in 2002. The Company accrued $763 in interest for 2003 and 2002. The company had ($763) net loss in the year ended December 31, 2003 compared to ($12,763) in 2002. The profit/loss per share was nominal in each year.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2003 The Company has no current assets and no other assets at December 31, 2003.

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


ITEM 8A. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures and internal controls which were in effect as of December 31, 2003 (evaluation date) and have concluded that the internal and disclosure controls and procedures were adequate and effective based upon their evaluation.


     There were no material changes in internal controls or in other factors that could materially affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to material deficiencies and material weaknesses.

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

     Reed Clayson                        73               President and Director
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

Biographical Information

REED CLAYSON: He received Undergraduate Degrees, physics and journalism, Utah State University 1953 and 1963. He is a former Ph.D. candidate (physics) at UCLA in parallel with full-time employment. He has also done graduate work in English and physics at USU.

He has managed successful proposals/grant applications, often followed by project direction or support, for U.S Dept. of Interior, National Science Foundation, DOE INEEL Laboratory, DOD, U.S. Vet. Admin., US EPA, US Dept. of Justice, state, and local agencies, and some major commercial firms.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2003.
                --------------------------------------------------------------

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2003.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


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

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co. was the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining auditors independence. Jaspers + Hall, PC purchased the accounting practice of Michael Johnson & Co., the company's prior auditor in 2005.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit years 2003 and thereafter.

     Michael Johnson billed the Company $1,750 in 2005 for the audits of the Company for 2002-2004.

     In 2002, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements for 2001, 2000, 1999 fiscal years. No auditors were engaged during the period 1992 to 2001. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

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

Notes to Financial Statements                                          F-6- F-10

                             Quikbyte Software, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   Years Ended
                                December 31, 2003

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

               REPORT ON REVIEW BY REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Quickbyte Software, Inc.
Torrence, CA


We have audited the accompanying balance sheet of Software Inc., (a Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, cash flows and changes in stockholders' equity for year then ended and for the period January 1, 2002 to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. at December 31, 2003, and the results of its operations and its cash flows for the year then ended and the period January 1, 2002 to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, and conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co.
December 22, 2005



                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Balance Sheets December, 31






                                                                                        2003                    2002
                                                                                   ----------------         --------------

ASSETS;

   Current Assets:
      Cash                                                                                     $ -                    $ -
                                                                                   ----------------         --------------

Total Current Assets                                                                             -                      -
                                                                                   ----------------         --------------

TOTAL ASSETS                                                                                   $ -                    $ -
                                                                                   ================         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable and accrued expenses                                            $ 84,303               $ 84,303
         Accrued salaries payable                                                          236,773                236,773
         Notes payable                                                                       9,537                  9,537
         Accrued interest payable                                                            9,155                  8,392
                                                                                   ----------------         --------------

Total Current Liabilities                                                                  339,768                339,005
                                                                                   ----------------         --------------

 Stockholders' Equity
     Preferred stock, $.0001 par value, 100,000,000 shares                                       -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                                      14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                             717,171                717,171
    Deficit accumulated during the development stage                                    (1,071,144)            (1,070,381)
                                                                                   ----------------         --------------

Total Stockholders' Equity (Deficit)                                                      (339,768)              (339,005)
                                                                                   ----------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ -                    $ -
                                                                                   ================         ==============

The accompanying notes are an integral part of these financial statements.



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                        For the Year Ended December 31,


                                                                                                January 26, 1989
                                                                                                (Inception) to
                                                                                                December 31,
                                                          2003                   2002                2003
                                                          ----                   ----                ----

Revenue:
                                                                 $ -                    $ -               $ 269
                                                         -----------            -----------        ------------
Total Income                                                       -                      -                 269
                                                         -----------            -----------        ------------
Operating Expenses:
     Legal & accounting fees                                       -                 12,000              47,500
     Depreciation and amortization                                 -                      -              53,516
     Research and development                                      -                      -             470,932
     General and administrative                                    -                      -             498,334
                                                         ------------           -----------        ------------
Total Expenses                                                     -                      -           1,070,282
                                                         ------------           -----------        ------------
Other Expenses/Income:
     Interest Income                                               -                      -               8,024
     Interest Expense                                           (763)                  (763)             (9,155)
                                                         -----------            -----------        ------------
Net Loss From Operations                                      $ (763)              $(12,763)       $ (1,071,144)
                                                         -----------            -----------        ------------
Per Share Information:
     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                         -----------            -----------
Basic and diluted net loss per share                       *                       *
                                                         ===========            ===========
* Less than $.01

The accompanying notes are an integral part of these financial statements.

                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               December 31, 2003

                                         COMMON STOCKS              Additional                        Total
                                                                   Paid-In          Accumulated     Stockholders'
                                    # of Shares      Amount        Capital          Deficit           Equity
                                    -----------      ------        -------          -------           ------


Balance - January 26, 1989                    -          $ -             $ -               $ -          $ -
Issuance of stock to founders        55,500,000        5,550          (5,550)                -            -
Issuance of stock for cash            7,000,000          700          32,092                 -            32,792
Issuance of stock for services        3,000,000          300          14,700                 -            15,000
Issuance of stock for cash           28,500,000        2,850               -                 -             2,850
Issuance of stock for cash           30,000,000        3,000         217,378                 -           220,378
Issuance of stock for warrants                -            -             100                 -               100
Net Loss for Period                           -            -               -           (74,393)          (74,393)
                                    -----------     ---------      ---------      ------------        ----------
Balance - December 31, 1989         124,000,000        12,400        258,720           (74,393)          196,727
                                    -----------     ---------      ---------      ------------        ----------
Issuance of stock for employment      4,400,000          440          98,560                 -            99,000
Warrants exercised                    3,550,000          355          69,851                 -            70,206
Net Loss for Year                             -            -               -          (424,063)         (424,063)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1990        131,950,000       13,195         427,131          (498,456)          (58,130)
                                    -----------     --------       ---------      ------------        ----------
Warrants exercised                    6,150,000          615         122,385                 -           123,000
Issuance of stock for employment      1,800,000          180          45,820                 -            46,000
Issuance of stock for cash            2,149,012          215         121,835                 -           122,050
Net Loss for Year                             -            -               -          (531,532)         (531,532)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1991        142,049,012       14,205         717,171        (1,029,988)         (298,612)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1992        142,049,012       14,205         717,171        (1,030,751)         (299,375)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1993        142,049,012       14,205         717,171        (1,031,514)         (300,138)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1994        142,049,012       14,205         717,171        (1,032,277)         (300,901)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1995        142,049,012       14,205         717,171        (1,033,040)         (301,664)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1996        142,049,012       14,205         717,171        (1,033,803)         (302,427)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1997        142,049,012       14,205         717,171        (1,034,566)         (303,190)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1998        142,049,012       14,205         717,171        (1,035,329)         (303,953)
                                    -----------     --------       ---------      ------------        -----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 1999        142,049,012       14,205         717,171        (1,036,092)         (304,716)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 2000        142,049,012       14,205         717,171        (1,036,855)         (305,479)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -           (20,763)          (20,763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 2001        142,049,012       14,205         717,171        (1,057,618)         (326,242)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -           (12,763)          (12,763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 2002        142,049,012       14,205         717,171        (1,070,381)         (339,005)
                                    -----------     --------       ---------      ------------        ----------
Net Loss for Year                             -            -               -              (763)             (763)
                                    -----------     --------       ---------      ------------        ----------
Balance -  December 31, 2003        142,049,012     $ 14,205       $ 717,171      $ (1,071,144)       $ (339,768)
                                    ===========     ========       =========      ============        ==========

The accompanying notes are an integral part of these financial statements.


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                        For the year Ended December 31,

                                Indirect Method


                                                                                                             January 26, 1989
                                                                                                             (Inception) to
                                                                                                             December 31,
                                                                             2003             2002               2003
                                                                             ----             ----               ----

Cash Flows from Operating Activities:

     Net Loss                                                                   $ (763)       $ (12,763)      $(1,071,144)
     Stock issued for services                                                       -                -           160,100
     Depreciation and amortization                                                   -                -            53,516
     Write down of computer software                                                 -                -           173,358
     Adjustments to reconcile net loss to net cash used
         by operating activities
     Increase in accounts payable and accrued expenses                               -           12,000            84,303
     Increase in interest payable                                                  763              763             9,155
     Increase in salaries payable                                                    -                -           236,773
                                                                                ------        ---------       -----------
Net Cash Used by Operating Activities                                                -                -          (353,939)
                                                                                ------        ---------       -----------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                              -                -           (52,516)
     Organizational costs                                                            -                -            (1,000)
     Increase in computer software                                                   -                -          (173,359)
                                                                                ------        ---------       -----------
Net Cash used in Investing Activities                                                                            (226,875)
                                                                                                              -----------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                                     -                -             9,537
     Proceeds from stock issuance                                                    -                -           571,277
                                                                                ------        ---------       -----------
Net Cash Provided by Financing Activities                                            -                -           580,814
                                                                                ------        ---------       -----------
Net Increase in Cash & Cash Equivalents                                              -                -           -

Beginning Cash & Cash Equivalents                                                    -                -           -
                                                                                ------        ---------       -----------
Ending Cash & Cash Equivalents                                                     $ -              $ -         $ -
                                                                                ======        =========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                        $ -              $ -         $ -
                                                                                ======        =========       ===========
     Cash paid for Income Taxes                                                    $ -              $ -         $ -
                                                                                ======        =========       ===========



See Accountants Review Report

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


Note 1 - General:

         Nature of Business

         QuikByte Software, Inc. (the Company) was incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.

         Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $339,768 and $339,005 as of December 31, 2003, respectively. Also the Company has suffered losses of $1,071,144 during the development stage.

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

Note 2 - Summary of Significant Accounting Policies:

         Basis of Presentation - Development Stage Company

         The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


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

         Notes payable consist of the following at December 31, 2003:

         Notes Payable to officer of Company, interest at 8%, due on
         demand, unsecured                                             $9,537

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


Note 4 - Income Taxes:

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2003 are as follows:

                                                                         2003

                    Deferred tax assets:
                    Net operating loss carryforwards                 $1,071,144
                    Valuation allowance for deferred tax assets      (1,071,144)
                                                                    ------------
                    Net deferred tax assets                          $        0
                                                                    ============

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,071,144 respectively for federal income tax purposes. These carryforwards if not utilized to offset taxable income begin to expire in 2010. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

  Note 5 - Capital Stock Transactions:

         Private placement

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

         Public Offering

         On October 11, 1989, the Company completed a sale to the public of 30,000,000 units (one share of its $.0001 par value common stock, one A warrant and one B warrant), at $.01 per unit, for proceeds of $220,378 (net of offering expenses of $79,622), pursuant to a Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933.

         Common stock warrants

         During the year ended December 31, 1990, 9,350,000 A warrants and 350,000 B warrants had been exercised resulting in net cash proceeds of $193,206. As of December 31, 2003, there were no common stock warrants outstanding.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003



Note 5 - Capital Stock Transactions (Cont):

         Stock Option Plan

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

Note 6 - Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $339,768 as of December 31, 2003.

          The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 7 - Accounting Pronouncements:

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003



Note 7 - Accounting Pronouncements:

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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


                                                      President

Date June 12, 2006                                    /s/Reed Clayson
                                                      Reed Clayson,


                                                      Director

                                                      /s/Reed Clayson
                                                      Reed Clayson