Form 10QSB
period 2004-03-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
March 31, 2004
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
                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

              Yes [_]     No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          142,049,012 common shares as of March 31, 2004

             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

     The financial statements have been prepared by Quikbyte Software, Inc. with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three Months Ended March 30, 2005

                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc., a development stage company, as of March 31, 2004 and the related statements of operations and cash flows for the three-months ended March 31, 2004 and from inception (January 26, 1989) to March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Michael Johnson & Co.
Denver, Colorado
December 22, 2005
/s/Michael Johnson & Co.


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                                                                Unaudited               Audited
                                                                                March 31,             December 31,
                                                                                   2004                   2003
                                                                              ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                          $ -                    $ -
                                                                              ---------------        ---------------

Total Current Assets                                                                  -                      -
                                                                              ---------------        ---------------

TOTAL ASSETS                                                                        $ -                    $ -
                                                                              ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Accounts Payable and Accrued Expenses                                         $ 84,303                $ 84,303
      Accrued Salaries Payable                                                       236,773                 236,773
      Notes Payable                                                                    9,537                   9,537
     Accrued Interest Payable                                                          9,346                   9,155
                                                                              ---------------        ---------------

Total Current Liabilities                                                            339,959                 339,768
                                                                              ---------------        ---------------

 Stockholders' Equity
     Preferred Stock, $.0001 par value, 100,000,000 shares                                 -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                                14,205                  14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                       717,171                 717,171
    Deficit accumulated during the
      development stage                                                           (1,071,335)             (1,071,144)
                                                                              ---------------        ---------------

Total Stockholders' Equity (Deficit)                                                (339,959)               (339,768)
                                                                              ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ -                     $ -
                                                                              ===============        ===============

See Accountants' Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                 January 26, 1989
                                                               Three-Months Ended                (Inception) to
                                                                    March 31,                       March 31,
                                                          2004                   2003                 2004
                                                          ----                   ----                 ----

Revenue:
                                                                 $ -                    $ -                $ 269
                                                         -----------            -----------           ----------
Total Income                                                       -                      -                  269
                                                         -----------            -----------           ----------
Operating Expenses:
     Consulting fees                                               -                      -               47,500
     Depreciation and amortization                                                                        53,516
     Research and development                                                                            470,932
     General and Administrative                                    -                      -              498,334
                                                         -----------            -----------           ----------
Total Operating Expenses                                           -                      -            1,070,282
                                                         -----------            -----------           ----------
Other Expenses:
     Interest Income                                                                                       8,024
     Interest Expense                                           (191)                  (191)              (9,346)
                                                         -----------            -----------           ----------
Net Loss                                                        (191)                  (191)          (1,071,335)
                                                         -----------            -----------           ----------
Per Share Information:

     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                         -----------            -----------
Basic and diluted net loss per share                        *                     *
                                                         ===========            ===========
* Less than $.01

See Accountants' Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)

                                                                                   Deficit
                                         COMMON STOCKS              Additional    Accum. During     Total
                                                                   Paid-In         Development    Stockholders'
                                      # of Shares    Amount        Capital          Stage           Equity
                                      -----------    ------        -------          -----           ------



Balance - January 26, 1989                    -          $ -            $ -               $ -         $ -
Issuance of stock to founders        55,500,000        5,550         (5,550)                -           -
Issuance of stock for cash            7,000,000          700         32,092                 -           32,792
Issuance of stock for services        3,000,000          300         14,700                 -           15,000
Issuance of stock for cash           28,500,000        2,850              -                 -            2,850
Issuance of stock for cash           30,000,000        3,000        217,378                 -          220,378
Issuance of stock for warrants                -            -            100                 -              100
Net Loss for Year                             -            -              -           (74,393)         (74,393)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1989         124,000,000       12,400        258,720           (74,393)         196,727
                                    -----------     --------      ---------      ------------       ----------
Issuance of stock for employment      4,400,000          440         98,560                 -           99,000
Warrants exercised                    3,550,000          355         69,851                 -           70,206
Net Loss for Year                             -            -              -          (424,063)        (424,063)
                                    -----------     --------      ---------      ------------       ----------
Balance -  December 31, 1990        131,950,000       13,195        427,131          (498,456)         (58,130)
                                    -----------     --------      ---------      ------------       ----------
Warrants exercised                    6,150,000          615        122,385                 -          123,000
Issuance of stock for employment      1,800,000          180         45,820                 -           46,000
Issuance of stock for cash            2,149,012          215        121,835                 -          122,050
Net Loss for Year                             -            -              -          (531,532)        (531,532)
                                    -----------     --------      ---------      ------------       ----------
Balance -  December 31, 1991        142,049,012       14,205        717,171        (1,029,988)        (298,612)
                                    -----------     --------      ---------      ------------       -----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance -  December 31, 1992        142,049,012       14,205        717,171        (1,030,751)        (299,375)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance -  December 31, 1993        142,049,012       14,205        717,171        (1,031,514)        (300,138)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1994         142,049,012       14,205        717,171        (1,032,277)        (300,901)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1995         142,049,012       14,205        717,171        (1,033,040)        (301,664)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1996         142,049,012       14,205        717,171        (1,033,803)        (302,427)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1997         142,049,012       14,205        717,171        (1,034,566)        (303,190)
                                    -----------     --------      ---------      ------------       -----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1998         142,049,012       14,205        717,171        (1,035,329)        (303,953)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 1999         142,049,012       14,205        717,171        (1,036,092)        (304,716)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 2000         142,049,012       14,205        717,171        (1,036,855)        (305,479)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -           (20,763)         (20,763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 2001         142,049,012       14,205        717,171        (1,057,618)        (326,242)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -           (12,763)         (12,763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 2002         142,049,012       14,205        717,171        (1,070,381)        (339,005)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Year                             -            -              -              (763)            (763)
                                    -----------     --------      ---------      ------------       ----------
Balance - December 31, 2003         142,049,012       14,205        717,171        (1,071,144)        (339,768)
                                    -----------     --------      ---------      ------------       ----------
Net Loss for Period                           -            -              -              (191)            (191)
                                    -----------     --------      ---------      ------------       ----------
Balance - March 31, 2004            142,049,012     $ 14,205      $ 717,171      $ (1,071,335)      $ (339,959)
                                    ===========     ========      =========      ============       ==========

See Accountants' Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method

                                                                                                             January 26, 1989
                                                                             Three-Months Ended              (Inception) t0
                                                                                  March 31,                     March 31,
                                                                          2004               2003                2004
                                                                          ----               ----                ----

Cash Flows from Operating Activities:

     Net Loss                                                               $ (191)               $(191)     $ (1,071,335)
     Stock issued for services                                                   -                    -           160,100
     Amortization and depreciation                                               -                    -            53,516
     Write down of computer software                                             -                    -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                           -                    -            84,303
     Increase in interest payable                                              191                  191             9,346
     Increase in accrued salaries payable                                        -                    -           236,773
                                                                            ------                -----      ------------
Net Cash Used by Operating Activities                                            -                    -          (353,939)
                                                                            ------                -----      ------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                          -                    -           (52,516)
     Organizational costs                                                        -                    -            (1,000)
     Increase in computer software                                               -                    -          (173,359)
                                                                            ------                -----      ------------
Net Cash used in Investing Activities                                            -                    -          (226,875)
                                                                            ------                -----      ------------
Cash Flow from Financing Activities:
     Proceeds from notes payable                                                 -                    -             9,537
     Issuance of common stock                                                    -                    -           571,277
                                                                            ------                -----      ------------
Net Cash Provided by Financing Activities                                        -                    -           580,814

Net Increase in Cash & Cash Equivalents                                          -                    -                 -

Beginning Cash & Cash Equivalents                                                -                    -                 -
                                                                            ------                -----      ------------
Ending Cash & Cash Equivalents                                                 $ -                  $ -               $ -

                                                                            ======                =====      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $ -                 $ -                $ -
                                                                            ======                =====      ============
     Cash paid for Income Taxes                                                $ -                 $ -                $ -
                                                                            ======                =====      ============

See Accountants' Review Report

                           QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and for the period from January 26, 1989 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period from January 26, 1989 (inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 3 - Note Payable - Related Party:

The note payable in the amount of $9,547 is payable to an officer of the Company including interest at 8% per annum, due on demand. These funds were advanced to pay Company expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

In  addition  to  statements  of  historical  fact,  this Form  10-QSB  contains forward-looking statements. The presentation of future aspects of Quikbyte Software, Inc. ("Quikbyte Software," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Quikbyte Software, Inc. actual results to be materially different from any future results expressed or implied by Quikbyte Software in those statements. Important facts that could prevent Quikbyte Software. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e)      failure to achieve a business;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2003 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW OF OPERATIONS

The management of the Company has been actively seeking potential new businesses so as to enable the Company to achieve a sustainable level of operations.

The Company has been funded in the past year by loans from shareholders.


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2004 COMPARED TO SAME PERIOD ENDED MARCH 31, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company incurred no general and administrative expenses in the period in 2004 or 2003 The Company had a loss in 2004 in the quarter of ($191) compared to a loss of ($191) in 2003 in the quarter for interest accrual. The Company had nominal loss per share in 2004 and in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $339,000, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $50,000.

ITEM 3.    CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive is responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

     Our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004, the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer has concluded that, as of March 31, 2004, the end of such period, our disclosure controls and procedures were effective and had no material weaknesses.

     There have been significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2004 that have materially affected, and are reasonably likely to materially affect, our
internal  control  over  financial  reporting.   The  Company  has  implemented
additional accounting controls to record issuance of stock to insure recording of issuances in accounting journals and to record issuances of notes for financing, and any adjustments thereto.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


(B)       Reports  on Form  8-K

          None
                                       9

                  SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      QUIKBYTE SOFTWARE, INC.

Date August 8, 2006                                    /s/Reed Clayson
                                                      Reed Clayson,  President