Form 10QSB
period 2004-06-30
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
June 30, 2004
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

          142,049,012 common shares as of June 30, 2004

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

                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)

                              Financial Statements
                     For the Six Months Ended June 30, 2004

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc., a development stage company, as of June 30, 2004 and the related statements of operations for the three-months and six-months ended June 30, 2004,and the statements of cash flows for the six-months ended June 30, 2004 and from inception (January 26, 1989) to June 30, 2004. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jaspers + Hall, PC.
Denver, Colorado
December 22, 2005



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets






                                                                            Unaudited               Audited
                                                                             June 30,             December 31,
                                                                               2004                   2003
                                                                          ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                      $ -                    $ -
                                                                          ---------------        ---------------

Total Current Assets                                                              -                      -
                                                                          ---------------        ---------------

TOTAL ASSETS                                                                    $ -                    $ -
                                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts Payable and Accrued Expenses                                    $ 84,303               $ 84,303
       Accrued Salaries Payable                                                  236,773                236,773
       Notes Payable                                                               9,537                  9,537
      Accrued Interest Payable                                                     9,537                  9,155
                                                                          ---------------        ---------------

Total Current Liabilities                                                        340,150                339,768
                                                                          ---------------        ---------------

 Stockholders' Equity
    Preferred Stock, $.0001 par value, 100,000,000 shares                         -                      -
      authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                            14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                   717,171                717,171
    Deficit accumulated during the
      development stage                                                       (1,071,526)            (1,071,144)
                                                                          ---------------        ---------------

Total Stockholders' Equity (Deficit)                                            (340,150)               (339,768)
                                                                          ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -                     $ -
                                                                          ===============        ===============

See Accountants' Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                                                     January 26, 1989
                                              Three-Months Ended             Six-Months Ended          (Inception) to
                                                  June 30,                        June 30,                  June 30,
                                            2004            2003            2004           2003            2004
                                            ----            ----            ----           ----            ----

Revenue:
                                               $ -              $ -            $ -            $ -           $ 269

Total Income                                     -                -              -              -             269
                                       -----------      -----------    -----------
Operating Expenses
     Consulting fees                             -                -              -              -          47,500
     Depreciation and amortization               -                -              -              -          53,516
     Research and development                    -                -              -              -         470,932
     General and administrative                  -                -              -              -         498,334
                                       -----------      -----------    -----------    -----------    ------------
Total Expenses                                   -                -              -              -       1,070,282
                                       -----------      -----------    -----------    -----------    ------------
Other Expenses/Income:
     Interest Income                             -                -              -              -           8,024
     Interest Expense                         (191)            (191)          (382)          (382)         (9,537)
                                       -----------      -----------    -----------    -----------    ------------
Net Loss                                    $ (191)          $ (191)        $ (382)        $ (382)   $ (1,071,526)
                                       ===========      ===========    ===========    ===========    ============

Per Share Information:

     Weighted average number
     of common shares outstanding      142,049,012      142,049,012    142,049,012    142,049,012
                                       -----------      -----------    -----------    -----------
Basic and diluted net loss per share        *               *              *               *
                                       ===========      ===========    ===========    ===========
* Less than $.01

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)


                                                                                 Deficit
                                        COMMON STOCKS             Additional     Accum. During     Total
                                                                 Paid-In          Development       Stockholders'
                                    # of Shares    Amount        Capital          Stage            Equity
                                    -----------    ------        -------          -----            ------

Balance - January 26, 1989                   -          $ -            $ -              $ -          $  -
Issuance of stock to founders       55,500,000        5,550         (5,550)               -             -
Issuance of stock for cash           7,000,000          700         32,092                -            32,792
Issuance of stock for services       3,000,000          300         14,700                -            15,000
Issuance of stock for cash          28,500,000        2,850              -                -             2,850
Issuance of stock for cash          30,000,000        3,000        217,378                -           220,378
Issuance of stock for warrants               -            -            100                -               100
Net Loss for Period                          -            -              -          (74,393)          (74,393)
                                   -----------     --------      ---------     ------------        ----------
Balance - December 31, 1989        124,000,000       12,400        258,720          (74,393)          196,727
                                   -----------     --------      ---------     ------------        ----------
Issuance of stock for employment     4,400,000          440         98,560                -            99,000
Warrants exercised                   3,550,000          355         69,851                -            70,206
Net Loss for Year                            -            -              -         (424,063)         (424,063)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1990       131,950,000       13,195        427,131         (498,456)          (58,130)
                                   -----------     --------      ---------     ------------        ----------
Warrants exercised                   6,150,000          615        122,385                -           123,000
Issuance of stock for employment     1,800,000          180         45,820                -            46,000
Issuance of stock for cash           2,149,012          215        121,835                -           122,050
Net Loss for Year                            -            -              -         (531,532)         (531,532)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1991       142,049,012       14,205        717,171       (1,029,988)         (298,612)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1992       142,049,012       14,205        717,171       (1,030,751)         (299,375)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year
Balance -  December 31, 1993       142,049,012       14,205        717,171       (1,031,514)         (300,138)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1994       142,049,012       14,205        717,171       (1,032,277)         (300,901)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1995       142,049,012       14,205        717,171       (1,033,040)         (301,664)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1996       142,049,012       14,205        717,171       (1,033,803)         (302,427)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1997       142,049,012       14,205        717,171       (1,034,566)         (303,190)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1998       142,049,012       14,205        717,171       (1,035,329)         (303,953)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 1999       142,049,012       14,205        717,171       (1,036,092)         (304,716)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 2000       142,049,012       14,205        717,171       (1,036,855)         (305,479)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -          (20,763)          (20,763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 2001       142,049,012       14,205        717,171       (1,057,618)         (326,242)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -          (12,763)          (12,763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 2002       142,049,012       14,205        717,171       (1,070,381)         (339,005)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Year                            -            -              -             (763)             (763)
                                   -----------     --------      ---------     ------------        ----------
Balance -  December 31, 2003       142,049,012       14,205        717,171       (1,071,144)         (339,768)
                                   -----------     --------      ---------     ------------        ----------
Net Loss for Period                          -            -              -             (382)             (382)
                                   -----------     --------      ---------     ------------        ----------
Balance - June 30, 2004            142,049,012     $ 14,205      $ 717,171     $ (1,071,526)       $ (340,150)
                                   ===========     ========      =========     ============        ==========

See Accountants' Review Report.


                            QUIKBYTE, SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method


                                                                                                               January 26, 1989
                                                                                Six-Months Ended              (Inception) to
                                                                                  June 30,                        June 30,
                                                                            2004              2003                2004
                                                                            ----              ----                ----

Cash Flows from Operating Activities:

     Net Loss                                                                 $ (382)           $(382)         $(1,071,526)
     Stock issued for services                                                     -               -               160,100
     Depreciation and amortization                                                 -               -                53,516
     Write down of computer software                                               -               -               173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                             -               -                84,303
     Increase in interest payable                                                382              382                9,537
     Increase in salaries payable                                                  -               -               236,773
                                                                              ------            -----          -----------
Net Cash Used by Operating Activities                                              -               -              (353,939)
                                                                              ------            -----          -----------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                            -               -               (52,516)
     Organizational costs                                                          -               -                (1,000)
     Increase in computer software                                                 -               -              (173,359)
                                                                              ------            -----          -----------
Net Cash used in Investing Activities                                              -               -              (226,875)

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                   -               -                 9,537
     Proceeds from stock issuance                                                  -               -               571,277
                                                                              ------            -----          -----------
Net Cash Used for Financing Activities                                             -               -               580,814
                                                                              ------            -----          -----------
Net Increase in Cash & Cash Equivalents                                            -               -                 -

Beginning Cash & Cash Equivalents                                                  -               -                 -
                                                                              ------            -----          -----------
Ending Cash & Cash Equivalents                                                   $ -              $-               $ -
                                                                              ======            =====          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -              $-               $ -
                                                                              ======            =====
     Cash paid for Income Taxes                                                  $ -              $-               $ -
                                                                              ======            =====          ===========

 See Accountants' Review Report

                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and nine-months ended June 30, 2004 and 2003 and for the period from January 26, 1989 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and for the period from January 26, 1989 (inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

                  (e) failure to commercialize its technology or to make sales;

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------


The company had no business operations but began planning to develop a resort property, in the period.



RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD ENDED JUNE 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company in the quarter in 2004 had a loss of ($191) compared to ($191) in the quarter in 2003 due to accrued interest. The loss per share was nominal in the quarter in 2004 and in 2003.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SAME PERIOD ENDED JUNE 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company had losses of ($382) in 2004 compared to ($382) in 2003 due to interest accrual. The loss per share was nominal in the six month period in 2004 and in the period in 2003.

The company expects the trend of losses to continue at the current rate as the company seeks a business combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and minimal other assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $340,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management had plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $500,000. No commitments exist or existed for any funding.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2004 the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report, June 30, 2004, that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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


(B)       Reports  on Form  8-K-None

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