Form 10QSB
period 2004-09-30
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
September 30, 2004
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

          142,049,012 common shares as of September 30, 2004

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

                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)

                              Financial Statements
                  For the Nine Months Ended September 30, 2004

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc., a development stage company, as of September 30, 2004 and the related statements of operations for the three-months and nine-months ended September 30, 2004, and the statements of cash flows for the nine-months ended September 30, 2004 and from inception (January 26, 1989) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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




Michael Johnson & Co.
Denver, Colorado
May 31, 2005


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                             Unaudited               Audited
                                                                               September 30,       December 31,
                                                                                2004                   2003
                                                                           ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                       $ -                    $ -
                                                                           ---------------        ---------------

Total Current Assets                                                               -                      -
                                                                           ---------------        ---------------

TOTAL ASSETS                                                                     $ -                    $ -
                                                                           ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts Payable and Accrued Expenses                                  $ 84,303               $ 84,303
       Accrued Salaries Payable                                                236,773                236,773
       Notes Payable                                                             9,537                  9,537
       Accrued Interest Payable                                                  9,728                  9,155
                                                                           ---------------        ---------------

Total Current Liabilities                                                      340,341                339,768
                                                                           ---------------        ---------------

 Stockholders' Equity
     Preferred stock, $.0001 par value, 100,000,000 shares                         -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                          14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                 717,171                717,171
    Deficit accumulated during the
      development stage                                                     (1,071,717)            (1,071,144)
                                                                           ---------------        ---------------
Total Stockholders' Equity (Deficit)                                          (340,341)              (339,768)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ -                    $ -
                                                                           ===============        ===============

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                                      January 26. 1989
                                         Three-Months Ended              Nine-Months Ended            (Inception) to
                                            September 30,                  September 30,              September 30,
                                        2004            2003            2004           2003              2004
                                    -------------   --------------   ------------   ------------      ------------

Revenue:
                                             $ -              $ -            $ -            $ -             $ 269
                                    -------------   --------------   ------------   ------------      ------------

Total Income                                   -                -              -              -               269
                                    -------------   --------------   ------------   ------------      ------------

Operating Expenses:
      Consulting fees                          -                -              -              -            47,500
      Depreciation and amortization            -                -              -              -            53,516
      Research and development                 -                -              -              -           470,932
      General and administrative               -                -              -              -           498,334
                                    -------------   --------------   ------------   ------------      ------------

Total Expenses                                 -                -              -              -         1,070,282
                                    -------------   --------------   ------------   ------------      ------------

Other Expenses/Income:
      Interest Income                          -                -              -              -             8,024
      Interest Expense                      (191)            (191)          (573)          (573)           (9,728)
                                    -------------   --------------   ------------   ------------      ------------

Net Loss                                  $ (191)          $ (191)        $ (573)        $ (573)      $(1,071,717)
                                    =============   ==============   ============   ============      ============

Per Share Information:

     Weighted average number
     of common shares outstanding    142,049,012      142,049,012    142,049,012    142,049,012
                                    -------------   --------------   ------------   ------------

Basic and diluted net loss per share     *                *               *              *
                                    =============   ==============   ============   ============

* Less than $.01

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               September 39, 2004
                                  (Unaudited)




                                                                                Deficit
                                       COMMON STOCKS             Additional    Accum. During     Total
                                                                  Paid-In        Development  Stockholders'
                                    # of Shares    Amount        Capital         Stage           Equity
                                    -----------    ------        -------         -----           ------


Balance - January 26, 1989                  -          $ -            $ -              $ -         $ -
Issuance of stock to founders      55,500,000        5,550         (5,550)               -           -
Issuance of stock for cash          7,000,000          700         32,092                -           32,792
Issuance of stock for services      3,000,000          300         14,700                -           15,000
Issuance of stock for cash         28,500,000        2,850              -                -            2,850
Issuance of stock for cash         30,000,000        3,000        217,378                -          220,378
Issuance of stock for warrants              -            -            100                -              100
Net Loss for Period                         -            -              -          (74,393)         (74,393)
                                  ------------    ---------     ----------    -------------    -----------
Balance - December 31, 1989       124,000,000       12,400        258,720           (74,393)        196,727
                                  ------------    ---------     ----------    -------------    -----------

Issuance of stock for employment    4,400,000          440         98,560                -           99,000
Warrants exercised                  3,550,000          355         69,851                -           70,206
Net Loss for Year                           -            -              -         (424,063)        (424,063)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1990      131,950,000       13,195        427,131         (498,456)         (58,130)
                                  ------------    ---------     ----------    -------------    -----------
Warrants exercised                  6,150,000          615        122,385                -          123,000
Issuance of stock for employment    1,800,000          180         45,820                -           46,000
Issuance of stock for cash          2,149,012          215        121,835                -          122,050
Net Loss for Year                           -            -              -         (531,532)        (531,532)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1991      142,049,012       14,205        717,171       (1,029,988)        (298,612)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1992      142,049,012       14,205        717,171       (1,030,751)        (299,375)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1993      142,049,012       14,205        717,171       (1,031,514)        (300,138)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1994      142,049,012       14,205        717,171       (1,032,277)        (300,901)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1995      142,049,012       14,205        717,171       (1,033,040)        (301,664)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1996      142,049,012       14,205        717,171       (1,033,803)        (302,427)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1997      142,049,012       14,205        717,171       (1,034,566)        (303,190)
                                  ------------    ---------     ----------    -------------    -----------

Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1998      142,049,012       14,205        717,171       (1,035,329)        (303,953)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 1999      142,049,012       14,205        717,171       (1,036,092)        (304,716)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 2000      142,049,012       14,205        717,171       (1,036,855)        (305,479)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -          (20,763)         (20,763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 2001      142,049,012       14,205        717,171       (1,057,618)        (326,242)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -          (12,763)         (12,763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 2002      142,049,012       14,205        717,171       (1,070,381)        (339,005)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Year                           -            -              -             (763)            (763)
                                  ------------    ---------     ----------    -------------    -----------
Balance -  December 31, 2003      142,049,012       14,205        717,171       (1,071,144)        (339,768)
                                  ------------    ---------     ----------    -------------    -----------
Net Loss for Period                         -            -              -             (573)            (573)
                                  ------------    ---------     ----------    -------------    -----------
Balance - September 30, 2004      142,049,012     $ 14,205      $ 717,171     $ (1,071,717)      $ (340,341)
                                  ============    =========     ==========    =============    ===========

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                              January 26, 1989
                                                                                Nine-Months Ended             (Inception) to
                                                                                  September 30,                September 30,
                                                                            2004               2003               2004
                                                                        -------------     ----------------    -------------
Cash Flows from Operating Activities:

     Net Loss                                                                 $ (573)               $(573)     $(1,071,717)
     Stock issued for services                                                     -                    -          160,100
     Depreciation and amortization                                                 -                    -           53,516
     Write down of computer software                                               -                    -          173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                             -                    -           84,303
     Increase in interest payable                                                573                  573            9,728
     Increase in salaries payable                                                  -                    -          236,773
                                                                        -------------     ----------------    -------------
Net Cash Used by Operating Activities                                              -                    -         (353,939)
                                                                        -------------     ----------------    -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                            -                    -          (52,516)
     Organizational cost                                                           -                    -           (1,000)
     Increase in computer software                                                 -                    -         (173,359)
                                                                        -------------     ----------------    -------------
Net Cash used in Investing Activities                                              -                    -         (226,875)
                                                                        -------------     ----------------    -------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                                   -                    -            9,537
     Proceeds from stock issuance                                                  -                    -          571,277
                                                                        -------------     ----------------    -------------
Net Cash Used for Financing Activities                                             -                    -          580,814
                                                                        -------------     ----------------    -------------
Net Increase in Cash & Cash Equivalents                                            -                    -              -

Beginning Cash & Cash Equivalents                                                  -                    -              -
                                                                        -------------     ----------------    -------------
Ending Cash & Cash Equivalents                                                   $ -                  $ -            $ -
                                                                        =============     ================    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -                  $ -            $ -
                                                                        =============     ================    =============
     Cash paid for Income Taxes                                                  $ -                  $ -            $ -
                                                                        =============     ================    =============

See Accountants' Review Report

                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2004




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period from January 26, 1989 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period from January 26, 1989 (inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

     There is no assurance that the Company will be profitable and the Company is at risk that:, the Company may not be able to successfully develop, manage or market its products and services; the Company may not be able to attract or retain qualified executives and technology personnel; the Company's products and services may become obsolete; government regulation may hinder the Company's business; additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of
warrants  and  stock  options;   and  other  risks  inherent  in  the  Company's
businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------

The company had no active business operations but was seeking a business combination in the period.

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2003.

The Company had no revenues from operations in the period in 2004 or 2003. The Company had a loss of ($191) compared to ($191) in the quarter in 2003. The loss per share was nominal in the quarter in 2004 and in 2003.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2003.

The Company had no operating revenues from operations in the period in 2004 as compared to none in 2003. The Company had losses on operations of ($573) in 2004 compared to ($573) in 2003 for accrued interest. The loss per share was nominal in the nine month period in 2004 and in the period in 2003.

The company expects the trend of losses to continue at the current rate as the company seeks a business combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and minimal fixed or other assets. The Company had at end of period, no current assets and current liabilities of $340,341 for a working capital deficit of $340,341. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

The Company has been reliant upon its principal shareholder to loan funds to the Company for continued payment of expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer/Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

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


(B)       Reports  on Form  8-K- Filed

           None

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