Form 10KSB
period 2004-12-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004


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

     As of December 31, 2004, 142,049,012 common shares were outstanding. The aggregate market value of the 97,549,012 common shares of Quikbyte Software, Inc. held by non-affiliates was none at December 31, 2004.

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004: 142,049,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

                         TABLE OF CONTENTS

PART I                                                                     Page

         Item 1. Description of Business                                      1
         Item 2. Description of Property                                      5
         Item 3. Legal Proceedings                                            5
         Item 4. Submission of Matters to a Vote of Security Holders          6

PART II

         Item 5. Market for Common Equity and Related Stockholder Matters     6
         Item 6. Management's Discussion and Analysis or Plan of Operation    8
         Item 7. Financial Statements                                         11
         Item 8. Changes in and Disagreements With Accountants on Accounting 11 and Financial Disclosure
         Item 8a Controls and Procedures                                      11
         Item 8b Other Information                                            11

PART III

         Item 9. Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act   12
         Item 10. Executive Compensation                                      13
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management                                                  14
         Item 12. Certain Relationships and Related Transactions              16
         Item 13. Exhibits and Reports on Form 8-K                            17
         Item 14. Principal Accountant Fees and Services                      17


SIGNATURES                                                                    18

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

The company had no business operations at year end 2004, no revenues and no assets. The company wrote off its software efforts as obsolete.
                                        3

The Registrant was inactive in 2004.

The Registrant has not been involved, during the year ended December 31, 2004 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2004, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not quoted in the over-the-counter market or Pink Sheets in the past fiscal year or 2004.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

     The Company had no revenues or operations in years ended December 31, 2004 or 2003. The Company incurred no expenses in the years ended December 31, 2004 or in 2003 except interest accrual of $763. The company had ($763) net loss in the year ended December 31, 2004 and 2003. The profit/loss per share was nominal in 2004 and in 2003.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2004 The Company has no current assets and no other assets at December 31, 2004.

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

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject matter of the disagreement(s).

The audit report by Michael Johnson & Co., LLC. for the period ended December 31, 2003, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended December 31, 2004 contains an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     The principal accountant's reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.



ITEM 8A. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation.

Item 8b.

Other Information
-----------------

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

     Reed Clayson                        76               President and Director
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

Biographical Information

REED CLAYSON: President & Director since 2003, has Undergraduate Degrees, physics and journalism, Utah State University 1953 and 1963. He is a former Ph.D. candidate (physics) at UCLA in parallel with full-time employment. He has also done graduate work in English and physics at USU.

He has completed successful proposals/grant applications, often followed by project direction or support, for U.S Dept. of Interior, National Science Foundation, DOE INEEL Laboratory, DOD, U.S. Vet. Admin., US EPA, US Dept. of Justice, state, and local agencies, and some major commercial firms.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2004.
                --------------------------------------------------------------

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2004.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


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

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     General. Michael Johnson & Co ("MBJ") was the Company's principal auditing accountant firm in 2004-2005. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Auditors independence. Jaspers + Hall, PC purchased the accounting practice of Michael Johnson & Co., the company's prior auditor in 2005.

     Audit Fees. In 2006 MBJ charged the Company $1,750 for the following professional services: audit of the annual financial statements of the Company for the fiscal years ended December 31, 2004 and 2003 and review of the interim financial statements included in quarterly reports for Form 10-QSB for the periods from December 31, 2004 to March 31, 2005.

     There were no audit related fees in 2003 or 2004. There were no tax fees or other fees in 2003 to 2004 paid to Auditors or Auditors affiliates.

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

Notes to Financial Statements                                          F-6 - F-7

                             Quikbyte Software, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   Years Ended
                           December 31, 2004 and 2003

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
  of Quikbyte Software, Inc.


We have audited the accompanying balance sheet of Quikbyte Software, Inc., as of December 31, 2004, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity, with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 31, 2006

Michael Johnson & Co.
/s/Michael Johnson & Co.



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,







                                                                                        2004                    2003
                                                                                   ----------------         --------------

ASSETS;

   Current Assets:
      Cash                                                                               $ -                     $ -
                                                                                   ----------------         --------------

Total Current Assets                                                                       -                       -
                                                                                   ----------------         --------------

TOTAL ASSETS                                                                             $ -                     $ -
                                                                                   ================         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
         Accounts payable and accrued expenses                                            $ 84,303               $ 84,303
         Accrued salaries payable                                                          236,773                236,773
         Notes payable                                                                       9,537                  9,537
         Accrued interest payable                                                            9,918                  9,155
                                                                                   ----------------         --------------

Total Current Liabilities                                                                  340,531                339,768
                                                                                   ----------------         --------------

 Stockholders' Equity
     Preferred stock, $.0001 par value, 100,000,000 shares                                       -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                                      14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                             717,171                717,171
    Deficit accumulated during the development stage                                    (1,071,907)            (1,071,144)
                                                                                   ----------------         --------------

Total Stockholders' Equity (Deficit)                                                      (340,531)              (339,768)
                                                                                   ----------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ -                    $ -
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


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                        For the Year Ended December 31,







                                                                                                January 26, 1989
                                                                                                (Inception) to
                                                                                                December 31,
                                                          2004                   2003                2004
                                                    -----------------       ----------------    ----------------
Revenue:
                                                                 $ -                    $ -               $ 269
                                                    -----------------       ----------------    ----------------
Total Income                                                       -                      -                 269
                                                    -----------------       ----------------    ----------------
Operating Expenses:
     Consulting fees                                               -                      -              47,500
     Depreciation and amortization                                 -                      -              53,516
     Research and development                                      -                      -             470,932
     General and administrative                                    -                      -             498,334
                                                    -----------------       ----------------    ----------------
Total Expenses                                                     -                      -           1,070,282
                                                    -----------------       ----------------    ----------------
Other Expenses/Income:
     Interest Income                                               -                      -               8,024
     Interest Expense                                           (763)                  (763)             (9,918)
                                                    -----------------       ----------------    ----------------
Net Loss From Operations                                      $ (763)                $ (763)       $ (1,071,907)
                                                    -----------------       ----------------    ----------------
Per Share Information:
     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                    -----------------       ----------------
Basic and diluted net loss per share                       *                       *
                                                    =================       ================
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               December 31, 2004




                                         COMMON STOCKS              Additional                        Total
                                                                   Paid-In          Accumulated     Stockholders'
                                    # of Shares      Amount        Capital          Deficit           Equity
                                    -----------      ------        -------          -------           ------

Balance - January 26, 1989                    -          $ -             $ -               $ -          $ -
Issuance of stock to founders        55,500,000        5,550          (5,550)                -            -
Issuance of stock for cash            7,000,000          700          32,092                 -          32,792
Issuance of stock for services        3,000,000          300          14,700                 -          15,000
Issuance of stock for cash           28,500,000        2,850               -                 -           2,850
Issuance of stock for cash           30,000,000        3,000         217,378                 -         220,378
Issuance of stock for warrants                -            -             100                 -             100
Net Loss for Period                           -            -               -           (74,393)        (74,393)
                                    ------------    ---------     -----------    --------------     -----------
Balance - December 31, 1989         124,000,000       12,400         258,720           (74,393)        196,727
                                    ------------    ---------     -----------    --------------     -----------

Issuance of stock for employment      4,400,000          440          98,560                 -          99,000
Warrants exercised                    3,550,000          355          69,851                 -          70,206
Net Loss for Year                             -            -               -          (424,063)       (424,063)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1990        131,950,000       13,195         427,131          (498,456)        (58,130)
                                    ------------    ---------     -----------    --------------     -----------
Warrants exercised                    6,150,000          615         122,385                 -         123,000
Issuance of stock for employment      1,800,000          180          45,820                 -          46,000
Issuance of stock for cash            2,149,012          215         121,835                 -         122,050
Net Loss for Year                             -            -               -          (531,532)       (531,532)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1991        142,049,012       14,205         717,171        (1,029,988)       (298,612)
                                    ------------    ---------     -----------    --------------     -----------

Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1992        142,049,012       14,205         717,171        (1,030,751)       (299,375)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1993        142,049,012       14,205         717,171        (1,031,514)       (300,138)

Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1994        142,049,012       14,205         717,171        (1,032,277)       (300,901)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1995        142,049,012       14,205         717,171        (1,033,040)       (301,664)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1996        142,049,012       14,205         717,171        (1,033,803)       (302,427)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1997        142,049,012       14,205         717,171        (1,034,566)       (303,190)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1998        142,049,012       14,205         717,171        (1,035,329)       (303,953)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 1999        142,049,012       14,205         717,171        (1,036,092)       (304,716)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 2000        142,049,012       14,205         717,171        (1,036,855)       (305,479)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -           (20,763)        (20,763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 2001        142,049,012       14,205         717,171        (1,057,618)       (326,242)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -           (12,763)        (12,763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 2002        142,049,012       14,205         717,171        (1,070,381)       (339,005)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 2003        142,049,012       14,205         717,171        (1,071,144)       (339,768)
                                    ------------    ---------     -----------    --------------     -----------
Net Loss for Year                             -            -               -              (763)           (763)
                                    ------------    ---------     -----------    --------------     -----------
Balance -  December 31, 2004        142,049,012     $ 14,205       $ 717,171      $ (1,071,907)     $ (340,531)
                                    ============    =========     ===========    ==============     ===========

The accompanying notes are an integral part of these financial statements.



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended December 31,

                                Indirect Method

                                                                                                             January 26, 1989
                                                                                                             (Inception) to
                                                                                                             December 31,
                                                                             2004             2003               2004
                                                                         --------------   --------------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                                   $ (763)          $ (763)      $(1,071,907)
     Stock issued for services                                                       -                -           160,100
     Depreciation and amortization                                                   -                -            53,516
     Write down of computer software                                                 -                -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                               -                -            84,303
     Increase in interest payable                                                  763              763             9,918
     Increase in salaries payable                                                    -                -           236,773
                                                                         --------------   --------------     -------------
Net Cash Used by Operating Activities                                                -                -          (353,939)
                                                                         --------------   --------------     -------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                              -                -           (52,516)
     Organizational costs                                                            -                -            (1,000)
     Increase in computer software                                                   -                -          (173,359)
                                                                         --------------   --------------     -------------
Net Cash used in Investing Activities                                                                            (226,875)
                                                                                                             -------------

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                     -                -             9,537
     Proceeds from stock issuance                                                    -                -           571,277
                                                                         --------------   --------------     -------------
Net Cash Provided by Financing Activities                                            -                -           580,814
                                                                         --------------   --------------     -------------
Net Increase in Cash & Cash Equivalents                                              -                -                 -

Beginning Cash & Cash Equivalents                                                    -                -                 -
                                                                         --------------   --------------     -------------
Ending Cash & Cash Equivalents                                                     $ -              $ -               $ -
                                                                         ==============   ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                        $ -              $ -               $ -
                                                                         ==============   ==============     =============
     Cash paid for Income Taxes                                                    $ -              $ -               $ -
                                                                         ==============   ==============     =============

The accompanying notes are an integral part of these financial statements.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2004 and 2003


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

         Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $340,531 and $339,768 as of December 31, 2004 and 2003, respectively. Also the Company has suffered losses of $1,071,907 during the development stage.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2004 and 2003


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

         Notes payable consist of the following at December 31, 2004 and 2003:

         Notes Payable to officer of Company, interest at 8%, due on
         demand, unsecured                                             $9,537

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2004 and 2003


Note 4 - Income Taxes:

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2004 and 2003 are as follows:

                                                          2004              2003
                                                          ----              ----

   Deferred tax assets:
     Net operating loss carryforwards               $1,071,907       $1,071,144
     Valuation allowance for deferred tax assets   ( 1,071,907)      (1,071,144)
                                                   ------------     ------------
                    Net deferred tax assets         $     0          $      0
                                                   ============     ============

         At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $1,071,907 and $1,071,144 respectively for federal income tax purposes. These carryforwards if not utilized to offset taxable income begin to expire in 2010. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

         Common stock warrants

         During the year ended December 31, 1990, 9,350,000 A warrants and 350,000 B warrants had been exercised resulting in net cash proceeds of $193,206. As of December 31, 2004, there were no common stock warrants outstanding.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2004 and 2003



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

Note 6 - Going Concern:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $340,531 as of December 31, 2004.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2004 and 2003



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

                                QUIKBYTE SOFTWARE, INC.

by ________________________
    Reed Clayson,  President


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