Form 10QSB
period 2005-03-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
March 31, 2005
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

          142,049,012 common shares as of March 31, 2005

             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

     The financial statements have been prepared by Quikbyte Software, Inc. with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.

                                 QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)

                              Financial Statements
                    For the Three Months Ended March 30, 2005

                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc., a development stage company, as of March 31, 2005 and the related statements of operations and cash flows for the three-months ended March 31, 2005 and from inception (January 26, 1989) to March 31, 2005. These financial statements are the responsibility of the Company's management.

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




Jaspers + Hall, PC.
Denver, Colorado
December 22, 2005


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets




                                                                                Unaudited               Audited
                                                                                March 31,             December 31,
                                                                                   2005                   2004
                                                                              ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                          $ -                   -$ -
                                                                              ---------------        ---------------

Total Current Assets                                                                  -                      -
                                                                              ---------------        ---------------

TOTAL ASSETS                                                                        $ -                    $ -
                                                                              ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Accounts Payable and Accrued Expenses                                      $ 84,303               $ 84,303
      Accrued Salaries Payable                                                    236,773                236,773
      Notes Payable                                                                 9,537                  9,537
     Accrued Interest Payable                                                      10,109                  9,918
                                                                              ---------------        ---------------

Total Current Liabilities                                                         340,722                340,531
                                                                              ---------------        ---------------

 Stockholders' Equity
     Preferred Stock, $.0001 par value, 100,000,000 shares                            -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                             14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                    717,171                717,171
    Deficit accumulated during the
      development stage                                                        (1,072,098)            (1,071,907)
                                                                              ---------------        ---------------
Total Stockholders' Equity (Deficit)                                             (340,722)              (340,531)
                                                                              ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ -                    $ -
                                                                              ===============        ===============

See Accountants' Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of operations
                                  (Uanudited)

                                                                                                 January 26, 1989
                                                               Three-Months Ended                (Inception) to
                                                        March 31,                                   March 31,
                                                          2005                   2004                 2005
                                                     ----------------      -----------------     ----------------
Revenue:
                                                                 $ -                    $ -                $ 269
                                                     ----------------      -----------------     ----------------
Total Income                                                       -                      -                  269
                                                     ----------------      -----------------     ----------------
Operating Expenses:
     Consulting fees                                               -                      -               47,500
     Depreciation and amortization                                                                        53,516
     Research and development                                                                            470,932
     General and Administrative                                    -                      -              498,334
                                                     ----------------      -----------------     ----------------
Total Operating Expenses                                           -                      -            1,070,282
                                                     ----------------      -----------------     ----------------
Other Expenses:
     Interest Income                                                                                       8,024
     Interest Expense                                           (191)                  (191)             (10,109)
                                                     ----------------      -----------------     ----------------
Net Loss                                                        (191)                  (191)          (1,072,098)
                                                     ----------------      -----------------     ----------------
Per Share Information:

     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                     ----------------      -----------------
Basic and diluted net loss per share                        *                     *
                                                     ================      =================
* Less than $.01


See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                                 March 31, 2005
                                  (Unaudited)


                                                                               Deficit
                                        COMMON STOCKS           Additional    Accum. During     Total
                                                                Paid-In        Development    Stockholders'
                                    # of Shares    Amount       Capital         Stage           Equity
                                    -----------    ------       -------         -----           ------

Balance - January 26, 1989                   -         $ -           $ -              $ -              $ -
Issuance of stock to founders       55,500,000       5,550        (5,550)               -                -
Issuance of stock for cash           7,000,000         700        32,092                -           32,792
Issuance of stock for services       3,000,000         300        14,700                -           15,000
Issuance of stock for cash          28,500,000       2,850             -                -            2,850
Issuance of stock for cash          30,000,000       3,000       217,378                -          220,378
Issuance of stock for warrants               -           -           100                -              100
Net Loss for Year                            -           -             -          (74,393)         (74,393)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1989        124,000,000      12,400       258,720          (74,393)         196,727
                                   ------------   ---------    ----------    -------------    -----------

Issuance of stock for employment     4,400,000         440        98,560                -           99,000
Warrants exercised                   3,550,000         355        69,851                -           70,206
Net Loss for Year                            -           -             -         (424,063)        (424,063)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1990       131,950,000      13,195       427,131         (498,456)         (58,130)
                                   ------------   ---------    ----------    -------------    -----------

Warrants exercised                   6,150,000         615       122,385                -          123,000
Issuance of stock for employment     1,800,000         180        45,820                -           46,000
Issuance of stock for cash           2,149,012         215       121,835                -          122,050
Net Loss for Year                            -           -             -         (531,532)        (531,532)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1991       142,049,012      14,205       717,171       (1,029,988)        (298,612)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1992       142,049,012      14,205       717,171       (1,030,751)        (299,375)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1993       142,049,012      14,205       717,171       (1,031,514)        (300,138)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1994        142,049,012      14,205       717,171       (1,032,277)        (300,901)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1995        142,049,012      14,205       717,171       (1,033,040)        (301,664)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1996        142,049,012      14,205       717,171       (1,033,803)        (302,427)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1997        142,049,012      14,205       717,171       (1,034,566)        (303,190)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1998        142,049,012      14,205       717,171       (1,035,329)        (303,953)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1999        142,049,012      14,205       717,171       (1,036,092)        (304,716)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2000        142,049,012      14,205       717,171       (1,036,855)        (305,479)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (20,763)         (20,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2001        142,049,012      14,205       717,171       (1,057,618)        (326,242)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (12,763)         (12,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2002        142,049,012      14,205       717,171       (1,070,381)        (339,005)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2003        142,049,012      14,205       717,171       (1,071,144)        (339,768)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)            (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2004        142,049,012      14,205       717,171       (1,071,907)        (340,531)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Period                          -           -             -             (191)            (191)
                                   ------------   ---------    ----------    -------------    -----------
Balance - March 31, 2005           142,049,012    $ 14,205     $ 717,171     $ (1,072,098)      $ (340,722)
                                   ============   =========    ==========    =============    ===========

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                             Statements ofCash Flow
                                  (Unaudited)

                                Indirect Method


                                                                                                             January 26, 1989
                                                                             Three-Months Ended              (Inception) t0
                                                                                  March 31,                    March 31,
                                                                          2005               2004                2005
                                                                      -------------     ----------------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                            $ (191)                  $(191)     $ (1,072,098)
     Stock issued for services                                                   -                    -           160,100
     Amortization and depreciation                                               -                    -            53,516
     Write down of computer software                                             -                    -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                           -                    -            84,303
     Increase in interest payable                                              191                  191            10,109
     Increase in accrued salaries payable                                        -                    -           236,773
                                                                      -------------     ----------------     -------------
Net Cash Used by Operating Activities                                            -                    -          (353,939)
                                                                      -------------     ----------------     -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                          -                    -           (52,516)
     Organizational costs                                                        -                    -            (1,000)
     Increase in computer software                                               -                    -          (173,359)
                                                                      -------------     ----------------     -------------
Net Cash used in Investing Activities                                            -                    -          (226,875)
                                                                      -------------     ----------------     -------------
Cash Flow from Financing Activities:
     Proceeds from notes payable                                                 -                    -             9,537
     Issuance of common stock                                                    -                    -           571,277
                                                                      -------------     ----------------     -------------
Net Cash Provided by Financing Activities                                        -                    -           580,814
                                                                      -------------     ----------------     -------------
Net Increase in Cash & Cash Equivalents                                          -                    -                 -

Beginning Cash & Cash Equivalents                                                -                    -                 -
                                                                      -------------     ----------------     -------------
Ending Cash & Cash Equivalents                                                 $ -                  $ -               $ -
                                                                      =============     ================     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $ -                  $ -               $ -
                                                                      =============     ================     =============
     Cash paid for Income Taxes                                                $ -                  $ -               $ -
                                                                      =============     ================     =============

 See Accountants' Review Report

                            QUICKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2005




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004 and for the period from January 26, 1989 (inception) to March 31, 2005, and cash flows for the three-months ended March 31, 2005 and 2004, and for the period from January 26, 1989 (inception) to March 31, 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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


RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2005 COMPARED TO SAME PERIOD ENDED MARCH 31, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred no expenses in the period in 2005 of or in the period in 2004. The Company had a loss in 2005 in the quarter of ($191) compared to a loss on operations of ($191) in 2004 in the quarter from interest accrual. The Company had loss per share in 2005 and in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  had  no cash  capital  at the end of the  period  and about
$602 in other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $340,000, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

     Our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005, the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer has concluded that, as of March 31, 2005, the end of such period, our disclosure controls and procedures were effective and had no material weaknesses.

     There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter ended March 31, 2005 that have materially affected, and are reasonably likely to materially affect, our internal control over financial reporting.

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

                      QUIKBYTE SOFTWARE, INC.

Date June 12, 2006                                    /s/Reed Clayson
                                                      Reed Clayson,  President