Form 10QSB
period 2005-06-30
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
June 30, 2005
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

          142,049,012 common shares as of June 30, 2005

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





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc., a development stage company, as of June 30, 2005 and the related statements of operations for the three-months and six-months ended June 30, 2005,and the statements of cash flows for the six-months ended June 30, 2004 and from inception (July 2, 1997) to June 30, 2005. These financial statements are the responsibility of the Company's management.

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




Jaspers + Hall, PC.
Denver, Colorado
December 22, 2005



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets




                                                                            Unaudited               Audited
                                                                             June 30,             December 31,
                                                                               2005                   2004
                                                                          ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                      $ -                    $ -
                                                                          ---------------        ---------------

Total Current Assets                                                              -                      -
                                                                          ---------------        ---------------

TOTAL ASSETS                                                                    $ -                    $ -
                                                                          ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Accounts Payable and Accrued Expenses                                      $ 84,303               $ 84,303
       Accrued Salaries Payable                                                    236,773                236,773
       Notes Payable                                                                 9,537                  9,537
      Accrued Interest Payable                                                      10,300                  9,918
                                                                          ---------------        ---------------

Total Current Liabilities                                                          340,913                340,531
                                                                          ---------------        ---------------

 Stockholders' Equity
    Preferred Stock, $.0001 par value, 100,000,000 shares                         -                      -
      authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                              14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                     717,171                717,171
    Deficit accumulated during the
      development stage                                                         (1,072,289)            (1,071,907)
                                                                          ---------------        ---------------
Total Stockholders' Equity (Deficit)                                              (340,913)              (340,531)
                                                                          ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -                    $ -
                                                                          ===============        ===============

See Accountants' Review Report







                                                                                                     January 26, 1989
                                            Three-Months Ended             Six-Months Ended          (Inception) to
                                               June 30,                        June 30,                  June 30,
                                          2005            2004            2005           2004            2005
                                       ------------   --------------  -------------   ------------   -------------
Revenue:
                                               $ -              $ -             $ -           $ -           $ 269
                                       ------------   --------------  -------------   ------------   -------------
Total Income                                     -                -              -              -             269
                                       ------------   --------------  -------------   ------------   -------------
Operating Expenses
     Consulting fees                             -                -              -              -          47,500
     Depreciation and amortization               -                -              -              -          53,516
     Research and development                    -                -              -              -         470,932
     General and administrative                  -                -              -              -         498,334
                                       ------------   --------------  -------------   ------------   -------------
Total Expenses                                   -                -              -              -       1,070,282
                                       ------------   --------------  -------------   ------------   -------------
Other Expenses/Income:
     Interest Income                             -                -              -              -           8,024
     Interest Expense                         (191)            (191)          (382)          (382)        (10,300)
                                       ------------   --------------  -------------   ------------   -------------
Net Loss                                    $ (191)          $ (191)        $ (382)        $ (382)   $ (1,072,289)
                                       ============   ==============  =============   ============   =============

Per Share Information:

     Weighted average number
     of common shares outstanding      142,049,012      142,049,012    142,049,012    142,049,012
                                       ------------   --------------  -------------   ------------
Basic and diluted net loss per share        *               *              *               *
                                       ============   ==============  =============   ============
* Less than $.01

 See Accountants' Review Report





                                                                               Deficit
                                       COMMON STOCKS            Additional    Accum. During     Total
                                                                Paid-In        Development       Stockholders'
                                   # of Shares    Amount        Capital         Stage           Equity
                                   -----------    ------        -------         -----           ------


Balance - January 26, 1989                  -         $ -            $ -              $ -         $ -
Issuance of stock to founders      55,500,000       5,550         (5,550)               -           -
Issuance of stock for cash          7,000,000         700         32,092                -         32,792
Issuance of stock for services      3,000,000         300         14,700                -         15,000
Issuance of stock for cash         28,500,000       2,850              -                -          2,850
Issuance of stock for cash         30,000,000       3,000        217,378                -        220,378
Issuance of stock for warrants              -           -            100                -            100
Net Loss for Period                         -           -              -          (74,393)       (74,393)
                                  ------------   ---------     ----------    -------------    -----------
Balance - December 31, 1989       124,000,000      12,400        258,720          (74,393)       196,727
                                  ------------   ---------     ----------    -------------    -----------
Issuance of stock for employment    4,400,000         440         98,560                -         99,000
Warrants exercised                  3,550,000         355         69,851                -         70,206
Net Loss for Year                           -           -              -         (424,063)      (424,063)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1990      131,950,000      13,195        427,131         (498,456)       (58,130)
                                  ------------   ---------     ----------    -------------    -----------
Warrants exercised                  6,150,000         615        122,385                -        123,000
Issuance of stock for employment    1,800,000         180         45,820                -         46,000
Issuance of stock for cash          2,149,012         215        121,835                -        122,050
Net Loss for Year                           -           -              -         (531,532)      (531,532)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1991      142,049,012      14,205        717,171       (1,029,988)      (298,612)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1992      142,049,012      14,205        717,171       (1,030,751)      (299,375)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1993      142,049,012      14,205        717,171       (1,031,514)      (300,138)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1994      142,049,012      14,205        717,171       (1,032,277)      (300,901)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1995      142,049,012      14,205        717,171       (1,033,040)      (301,664)
                                  ------------   ---------     ----------    -------------    -----------

Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1996      142,049,012      14,205        717,171       (1,033,803)      (302,427)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------

Balance -  December 31, 1997      142,049,012      14,205        717,171       (1,034,566)      (303,190)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1998      142,049,012      14,205        717,171       (1,035,329)      (303,953)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 1999      142,049,012      14,205        717,171       (1,036,092)      (304,716)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 2000      142,049,012      14,205        717,171       (1,036,855)      (305,479)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -          (20,763)       (20,763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 2001      142,049,012      14,205        717,171       (1,057,618)      (326,242)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -          (12,763)       (12,763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 2002      142,049,012      14,205        717,171       (1,070,381)      (339,005)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 2003      142,049,012      14,205        717,171       (1,071,144)      (339,768)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Year                           -           -              -             (763)          (763)
                                  ------------   ---------     ----------    -------------    -----------
Balance -  December 31, 2004      142,049,012      14,205        717,171       (1,071,907)      (340,531)
                                  ------------   ---------     ----------    -------------    -----------
Net Loss for Period                         -           -              -             (382)          (382)
                                  ------------   ---------     ----------    -------------    -----------
Balance - June 30, 2005           142,049,012    $ 14,205      $ 717,171     $ (1,072,289)    $ (340,913)
                                  ============   =========     ==========    =============    ===========

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method


                                                                                                                January 26, 1989
                                                                                Six-Months Ended              (Inception) to
                                                                                   June 30,                      June 30,
                                                                            2005              2004                2005
                                                                        -------------    ----------------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                             $ (382)             $3(382)     $(1,072,289)
     Stock issued for services                                                 -                   -          160,100
     Depreciation and amortization                                             -                   -           53,516
     Write down of computer software                                           -                   -          173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                         -                   -           84,303
     Increase in interest payable                                            382                 382           10,300
     Increase in salaries payable                                              -                   -          236,773
                                                                        -------------    ----------------     -------------
Net Cash Used by Operating Activities                                          -                   -         (353,939)
                                                                        -------------    ----------------     -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                        -                   -          (52,516)
     Organizational costs                                                      -                   -           (1,000)
     Increase in computer software                                             -                   -         (173,359)
                                                                        -------------    ----------------     -------------
Net Cash used in Investing Activities                                          -                   -         (226,875)
                                                                        -------------    ----------------     -------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                               -                   -            9,537
     Proceeds from stock issuance                                              -                   -          571,277
                                                                        -------------    ----------------     -------------
Net Cash Used for Financing Activities                                         -                   -          580,814
                                                                        -------------    ----------------     -------------
Net Increase in Cash & Cash Equivalents                                        -                   -                -

Beginning Cash & Cash Equivalents                                              -                   -                -
                                                                        -------------    ----------------     -------------
Ending Cash & Cash Equivalents                                               $ -                  $-              $ -
                                                                        =============    ================     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                  $ -                  $-              $ -
                                                                        =============    ================     =============
     Cash paid for Income Taxes                                              $ -                  $-              $ -
                                                                        =============    ================     =============

See Accountants' Review Report

                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2005




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and nine-months ended June 30, 2005 and 2004 and for the period from January 26, 1989 (inception) to June 30, 2005, and cash flows for the six-months ended June 30, 2005 and 2004, and for the period from January 26, 1989 (inception) to June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
--------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD ENDED JUNE 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred no in the period in 2005 or in 2004 and had a loss of ($191) in the quarter in 2005 and 2004 from interest accrual. The loss per share was nominal in the quarter in 2005 and in 2004.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SAME PERIOD ENDED JUNE 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred no expenses in the period in 2005 or in 2004 and had losses of ($382) in 2005 compared to ($382) in 2004 from interest accrual. The loss per share was nominal in the six month period in 2005 and in the period in 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of June 30, 2005 the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report June 30, 2006 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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