Form 10QSB
period 2005-09-30
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
September 30, 2005
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

          142,049,012 common shares as of September 30, 2005

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

                            QUIKBYTE SOFTWARE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          FINANCIAL STATEMENTS FOR THE
                      NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc. as of September 30, 2005 and the related statements of operations for the three-months and nine-months then ended and the related statements of cash flows for the nine-months then ended. These financial statements are the responsibility of the Company's management.

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




Jaspers + Hall, PC
Denver, Colorado
December 22, 2005


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets



                                                                             Unaudited               Audited
                                                                               September 30,       December 31,
                                                                                2005                   2004
                                                                           ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                       $ -                    $ -
                                                                           ---------------        ---------------

Total Current Assets                                                               -                      -
                                                                           ---------------        ---------------

TOTAL ASSETS                                                                     $ -                    $ -
                                                                           ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
       Accounts Payable and Accrued Expenses                                     $ 84,303                $ 84,303
       Accrued Salaries Payable                                                   236,773                 236,773
       Notes Payable                                                                9,537                   9,537
       Accrued Interest Payable                                                    10,491                   9,918
                                                                           ---------------        ---------------

Total Current Liabilities                                                         341,104                 340,531
                                                                           ---------------        ---------------

 Stockholders' Equity
     Preferred stock, $.0001 par value, 100,000,000 shares                          -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                             14,205                  14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                    717,171                 717,171
    Deficit accumulated during the
      development stage                                                        (1,072,480)             (1,071,907)
                                                                           ---------------        ---------------
Total Stockholders' Equity (Deficit)                                             (341,104)               (340,531)
                                                                           ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ -                     $ -
                                                                           ===============        ===============

See Accountants' Review Report




                                                                                                      January 26. 1989
                                         Three-Months Ended              Nine-Months Ended            (Inception) to
                                            September 30,                  September 30,              September 30,
                                    ------------------------------   ---------------------------      ----------------
                                        2005            2004            2005           2004              2005
                                    -------------   --------------   ------------   ------------      ------------
Revenue:
                                             $ -              $ -            $ -            $ -             $ 269
                                    -------------   --------------   ------------   ------------      ------------
Total Income                                   -                -              -              -               269
                                    -------------   --------------   ------------   ------------      ------------
Operating Expenses:
      Consulting fees                          -                -              -              -            47,500
      Depreciation and amortization            -                -              -              -            53,516
      Research and development                 -                -              -              -           470,932
      General and administrative               -                -              -              -           498,334
                                    -------------   --------------   ------------   ------------      ------------
Total Expenses                                 -                -              -              -         1,070,282
                                    -------------   --------------   ------------   ------------      ------------
Other Expenses/Income:
      Interest Income                          -                -              -              -             8,024
      Interest Expense                      (191)            (191)          (573)          (573)          (10,491)
                                    -------------   --------------   ------------   ------------      ------------
Net Loss                                  $ (191)          $ (191)        $ (573)        $ (573)      $(1,072,480)
                                    =============   ==============   ============   ============      ============
Per Share Information:

     Weighted average number
     of common shares outstanding    142,049,012      142,049,012    142,049,012    142,049,012
                                    -------------   --------------   ------------   ------------
Basic and diluted net loss per
share                                     *                *               *              *
                                    =============   ==============   ============   ============
* Less than $.01

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of stockholders' Equity (Deficit)
                               September 30, 2005
                                  (Unaudited)




                                                                             Deficit
                                      COMMON STOCKS           Additional    Accum. During     Total
                                                              Paid-In        Development    Stockholders'
                                  # of Shares    Amount       Capital         Stage          Equity
                                  -----------    ------       -------         -----          ------
Balance - January 26, 1989                 -         $ -           $ -              $ -        $ -
Issuance of stock to founders     55,500,000       5,550        (5,550)               -          -
Issuance of stock for cash         7,000,000         700        32,092                -        32,792
Issuance of stock for services     3,000,000         300        14,700                -        15,000
Issuance of stock for cash        28,500,000       2,850             -                -         2,850
Issuance of stock for cash        30,000,000       3,000       217,378                -       220,378
Issuance of stock for warrants             -           -           100                -           100
Net Loss for Period                        -           -             -          (74,393)      (74,393)
                                 ------------   ---------    ----------    -------------    ----------
Balance - December 31, 1989      124,000,000      12,400       258,720          (74,393)      196,727
                                 ------------   ---------    ----------    -------------    ----------
Issuance of stock for employment   4,400,000         440        98,560                -        99,000
Warrants exercised                 3,550,000         355        69,851                -        70,206
Net Loss for Year                          -           -             -         (424,063)     (424,063)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1990     131,950,000      13,195       427,131         (498,456)      (58,130)
                                 ------------   ---------    ----------    -------------    ----------
Warrants exercised                 6,150,000         615       122,385                -       123,000
Issuance of stock for employment   1,800,000         180        45,820                -        46,000
Issuance of stock for cash         2,149,012         215       121,835                -       122,050
Net Loss for Year                          -           -             -         (531,532)     (531,532)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1991     142,049,012      14,205       717,171       (1,029,988)     (298,612)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1992     142,049,012      14,205       717,171       (1,030,751)     (299,375)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1993     142,049,012      14,205       717,171       (1,031,514)     (300,138)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1994     142,049,012      14,205       717,171       (1,032,277)     (300,901)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1995     142,049,012      14,205       717,171       (1,033,040)     (301,664)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1996     142,049,012      14,205       717,171       (1,033,803)     (302,427)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1997     142,049,012      14,205       717,171       (1,034,566)     (303,190)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1998     142,049,012      14,205       717,171       (1,035,329)     (303,953)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 1999     142,049,012      14,205       717,171       (1,036,092)     (304,716)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 2000     142,049,012      14,205       717,171       (1,036,855)     (305,479)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -          (20,763)      (20,763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 2001     142,049,012      14,205       717,171       (1,057,618)     (326,242)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -          (12,763)      (12,763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 2002     142,049,012      14,205       717,171       (1,070,381)     (339,005)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 2003     142,049,012      14,205       717,171       (1,071,144)     (339,768)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Year                          -           -             -             (763)         (763)
                                 ------------   ---------    ----------    -------------    ----------
Balance -  December 31, 2004     142,049,012      14,205       717,171       (1,071,907)     (340,531)
                                 ------------   ---------    ----------    -------------    ----------
Net Loss for Period                        -           -             -             (573)         (573)
                                 ------------   ---------    ----------    -------------    ----------
Balance - September 30, 2005     142,049,012    $ 14,205     $ 717,171     $ (1,072,480)   $ (341,104)
                                 ============   =========    ==========    =============    ==========

See Accountants' Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                Indirect Method



                                                                                                              January 26, 1989
                                                                                Nine-Months Ended             (Inception) to
                                                                                  September 30,                September 30,
                                                                            2005               2004               2005
                                                                        -------------     ----------------    -------------
Cash Flows from Operating Activities:

     Net Loss                                                                 $ (573)             ($7(573)     $(1,072,480)
     Stock issued for services                                                     -                    -          160,100
     Depreciation and amortization                                                 -                    -           53,516
     Write down of computer software                                               -                    -          173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                             -                    -           84,303
     Increase in interest payable                                                573                  573           10,491
     Increase in salaries payable                                                  -                    -          236,773
                                                                        -------------     ----------------    -------------
Net Cash Used by Operating Activities                                              -                    -         (353,939)
                                                                        -------------     ----------------    -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                            -                    -          (52,516)
     Organizational cost                                                           -                    -           (1,000)
     Increase in computer software                                                 -                    -         (173,359)
                                                                        -------------     ----------------    -------------
Net Cash used in Investing Activities                                              -                    -         (226,875)
                                                                        -------------     ----------------    -------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                                   -                    -            9,537
     Proceeds from stock issuance                                                  -                    -          571,277
                                                                        -------------     ----------------    -------------
Net Cash Used for Financing Activities                                             -                    -          580,814
                                                                        -------------     ----------------    -------------
Net Increase in Cash & Cash Equivalents                                            -                    -                -

Beginning Cash & Cash Equivalents                                                  -                    -                -
                                                                        -------------     ----------------    -------------
Ending Cash & Cash Equivalents                                                   $ -                  $ -              $ -
                                                                        =============     ================    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                      $ -                  $ -              $ -
                                                                        =============     ================    =============
     Cash paid for Income Taxes                                                  $ -                  $ -              $ -
                                                                        =============     ================    =============

See Accountants' Review Report

                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2005




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005 and 2004 and for the period from January 26, 1989 (inception) to September 30, 2005, and cash flows for the nine-months ended September 30, 2005 and 2004, and for the period from January 26, 1989 (inception) to September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
- -------------

The company had no active business operations but was seeking a business combination in the period.

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2004.

The Company had no revenues from operations in the period in 2005 or 2004. The Company incurred no expenses in the period in 2005 or in 2004 and had a loss on operations of ($191) in 2005 compared to ($191) in the quarter in 2004. The loss per share was nominal in the quarter in 2005 and in 2004.

The primary expenses for the periods in 2005 and 2004 were related to consulting fees in examining and evaluating potential business combinations.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2004.

The Company had no operating revenues from operations in the period in 2005 as compared to none in 2004. The Company incurred no expenses in the period in 2005 or in 2004 and had losses on operations of ($573) in 2005 compared to ($573) in 2004. The loss per share was nominal in the nine month period in 2005 and in the period in 2004.

The company expects the trend of losses to continue at the current rate as the company seeks a business combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period and no fixed or other assets. The Company had at end of period, no current assets and current liabilities of over $340,000 for a working capital deficit of ($341,104). The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2005 the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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