Form 10KSB
period 2005-12-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2005


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

     As of December 31, 2005, 142,049,012 common shares were outstanding. The aggregate market value of the 97,549,012 common shares of Quikbyte Software, Inc. held by non-affiliates was none at December 31, 2005.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2005: 142,049,012.

                      DOCUMENTS INCORPORATED BY REFERENCE

Articles and Bylaws as filed in file #33--344842 January 26, 1989.

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
         Item 7. Financial Statements
         Item 8. Changes in and Disagreements With Accountants on Accounting 11 and Financial Disclosure
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

The company had no business operations at year end 2005, no revenues and no assets. The company wrote off its software efforts as obsolete.
                                        3

The Registrant was inactive in 2005.

The Registrant has not been involved, during the year ended December 31, 2005 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2005, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not quoted in the over-the-counter market or Pink Sheets in the past fiscal year or 2005.

The Registrant's stock had no active quote during the past fiscal year.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on December 31, 2005 was approximately 220, but beneficial owners exceed 300.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

     The Company had no revenues or operations in years ended December 31, 2005 or 2004. The Company incurred no expenses in the years ended December 31, 2005 or in 2004 except interest accrual of $763. The Company was able to reduce its debt by write off due to the fact $308,031 of debt had been incurred over ten years ago and the Statute of Limitations on such debt had expired. This resulted in other income of $308,031 in 2005 whereas the company had ($763) net loss in the year ended December 31, 2004. The income per share was $.002 in 2005 and there was a nominal loss in 2004.

     Losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2005 The Company has no current assets and no other assets at December 31, 2005.

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

ITEM 7       FINANCIAL STATEMENTS

Financial statements are listed in the Index to Financial Statements filed as a part of this Form 10-K, and are contained at pages F-1 to F-10 and incorporated herein by this reference.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed auditors in 2005 as a result of the Audit Practice of Michael Johnson & Co. being purchased by Jaspers & Hall P.C.

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

The audit report by Michael Johnson & Co., LLC. for the period ended December 31, 2004, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended December 31, 2005 contains an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     The principal accountant's reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


ITEM 8A. Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.


Item 8b.

Other Information
-----------------

None.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2005.
                --------------------------------------------------------------
Item 10 - Executive Compensation
---------------------------------

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners as of December 31, 2005.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


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

     Audit Fees. In 2006 Jaspers + Hall P.C. charged the Company $1,750 for the following professional services: audit of the annual financial statements of the Company for the fiscal years ended December 31, 2005 and review of the interim financial statements included in quarterly reports for Form 10-QSB for the periods from December 31, 2005 to June 30, 2006. Michael Johnson & Company charged $1,750 for the audit for the period ended December 31, 2004 and reviews for 3 quarters in 2005.

     There were no audit related fees in 2004 or 2005. There were no tax fees or other fees in 2004 to 2005 paid to Auditors or Auditors affiliates.

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                         F-6 - F-10

                             Quikbyte Software, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   Years Ended
                                December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors
  of Quikbyte Software, Inc.


We have audited the accompanying balance sheet of Quikbyte Software, Inc., as of December 31, 2005, and the related statements of operations, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity, with accounting principles generally accepted in the United States.

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


March 31, 2006

/s/Jaspers + Hall, PC



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,



                                                                                           2005                   2004
                                                                                      ---------------         --------------

ASSETS

   Current Assets:
      Cash                                                                                       $ -                    $ -
                                                                                      ---------------         --------------

Total Current Assets                                                                               -                      -
                                                                                      ---------------         --------------

TOTAL ASSETS                                                                                     $ -                    $ -
                                                                                      ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
         Accounts payable and accrued expenses                                              $ 32,500               $ 84,303
         Accrued salaries payable                                                                  -                236,773
         Notes payable                                                                             -                  9,537
         Accrued interest payable                                                                  -                  9,918
                                                                                      ---------------         --------------

Total Current Liabilities                                                                     32,500                340,531
                                                                                      ---------------         --------------

 Stockholders' Equity (Deficit):
     Preferred stock, $.0001 par value, 100,000,000 shares                                         -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                                        14,205                 14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                               717,171                717,171
    Deficit accumulated during the development stage                                        (763,876)            (1,071,907)
                                                                                      ---------------         --------------
Total Stockholders' Equity (Deficit)                                                         (32,500)              (340,531)
                                                                                      ---------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $ -                    $ -
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



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                        For the Year Ended December 31,





                                                                                                January 26, 1989
                                                                                                (Inception) to
                                                                                                December 31,
                                                          2005                   2004                2005
                                                    -----------------       ----------------    ----------------
Revenue:
                                                                 $ -                    $ -               $ 269
                                                    -----------------       ----------------    ----------------
Total Income                                                       -                      -                 269
                                                    -----------------       ----------------    ----------------
Operating Expenses:
     Consulting fees                                               -                      -              47,500
     Depreciation and amortization                                 -                      -              53,516
     Research and development                                      -                      -             470,932
     General and administrative                                    -                      -             498,334
                                                    -----------------       ----------------    ----------------
Total Expenses                                                     -                      -           1,070,282
                                                    -----------------       ----------------    ----------------
Other Expenses/Income:
     Interest Income                                               -                      -               8,024
     Write-off old debts                                     308,031                      -             308,031
     Interest Expense                                              -                   (763)             (9,918)
                                                    -----------------       ----------------    ----------------
Net Profit (Loss)                                          $ 308,031                 $ (763)         $ (763,876)
                                                    -----------------       ----------------    ----------------
Per Share Information:
     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                    -----------------       ----------------
Basic and diluted net loss per share                       $ -                    $ -
                                                    =================       ================


The accompanying notes are an integral part of these financial statements.


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               December 31, 2005



                                       COMMON STOCKS             Additional                       Total
                                                                 Paid-In         Accumulated    Stockholders'
                                    # of Shares    Amount        Capital        Deficit          Equity
                                    -----------    ------        -------        -------          ------



Balance - January 26, 1989                   -         $ -            $ -              $ -         $ -
Issuance of stock to founders       55,500,000       5,550         (5,550)               -                     -
Issuance of stock for cash           7,000,000         700         32,092                -         32,792
Issuance of stock for services       3,000,000         300         14,700                -         15,000
Issuance of stock for cash          28,500,000       2,850              -                -          2,850
Issuance of stock for cash          30,000,000       3,000        217,378                -        220,378
Issuance of stock for warrants               -           -            100                -            100
Net Loss for Period                          -           -              -          (74,393)       (74,393)
                                  -------------   ---------     ----------    -------------     ----------
Balance - December 31, 1989        124,000,000       12,400       258,720          (74,393)       196,727
                                  -------------   ---------     ----------    -------------     ----------
Issuance of stock for employment     4,400,000         440         98,560                -         99,000
Warrants exercised                   3,550,000         355         69,851                -         70,206
Net Loss for Year                            -           -              -         (424,063)      (424,063)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1990       131,950,000      13,195        427,131         (498,456)       (58,130)
                                  -------------   ---------     ----------    -------------     ----------
Warrants exercised                   6,150,000         615        122,385                -        123,000
Issuance of stock for employment     1,800,000         180         45,820                -         46,000
Issuance of stock for cash           2,149,012         215        121,835                -        122,050
Net Loss for Year                            -           -              -         (531,532)      (531,532)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1991       142,049,012      14,205        717,171       (1,029,988)      (298,612)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1992       142,049,012      14,205        717,171       (1,030,751)      (299,375)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1993       142,049,012      14,205        717,171       (1,031,514)      (300,138)

Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1994       142,049,012      14,205        717,171       (1,032,277)      (300,901)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1995       142,049,012      14,205        717,171       (1,033,040)      (301,664)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1996       142,049,012      14,205        717,171       (1,033,803)      (302,427)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1997       142,049,012      14,205        717,171       (1,034,566)      (303,190)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1998       142,049,012      14,205        717,171       (1,035,329)      (303,953)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 1999       142,049,012      14,205        717,171       (1,036,092)      (304,716)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 2000       142,049,012      14,205        717,171       (1,036,855)      (305,479)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -          (20,763)       (20,763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 2001       142,049,012      14,205        717,171       (1,057,618)      (326,242)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -          (12,763)       (12,763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 2002       142,049,012      14,205        717,171       (1,070,381)      (339,005)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------

Balance -  December 31, 2003       142,049,012      14,205        717,171       (1,071,144)      (339,768)
                                  -------------   ---------     ----------    -------------     ----------
Net Loss for Year                            -           -              -             (763)          (763)
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 2004       142,049,012      14,205        717,171       (1,071,907)      (340,531)
                                  -------------   ---------     ----------    -------------     ----------
Net Profit for Year                          -           -              -          308,031        308,031
                                  -------------   ---------     ----------    -------------     ----------
Balance -  December 31, 2005       142,049,012    $ 14,205      $ 717,171       $ (763,876)     $ (32,500)
                                  =============   =========     ==========    =============     ==========


The accompanying notes are an integral part of these financial statements.


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended December 31,

                                Indirect Method

                                                                                                             January 26, 1989
                                                                                                             (Inception) to
                                                                                                             December 31,
                                                                             2005             2004               2005
                                                                         --------------   --------------     -------------
Cash Flows from Operating Activities:

     Net Profit (Loss)                                                       $ 308,031           $ (763)         (763,876)
     Stock issued for services                                                       -                -           160,100
     Depreciation and amortization                                                   -                -            53,516
     Write down of computer software                                                 -                -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accounts payable and accrued expenses              (51,803)               -            32,500
     Increase (Decrease) in interest payable                                    (9,918)             763                 -
     (Decrease) in salaries payable                                           (236,773)               -                 -
                                                                         --------------   --------------     -------------
Net Cash Used by Operating Activities                                            9,537                -          (344,402)
                                                                         --------------   --------------     -------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                              -                -           (52,516)
     Organizational costs                                                            -                -            (1,000)
     Increase in computer software                                                   -                -          (173,359)
                                                                         --------------   --------------     -------------
Net Cash used in Investing Activities                                                                            (226,875)
                                                                                                             -------------
Cash Flows from Financing Activities:
     Proceeds from notes payable                                                     -                -             9,537
     Write off old Notes Payable                                                (9,537)               -            (9,537)
     Proceeds from stock issuance                                                    -                -           571,277
                                                                         --------------   --------------     -------------
Net Cash Provided by Financing Activities                                       (9,537)               -           571,277
                                                                         --------------   --------------     -------------
Net Increase in Cash & Cash Equivalents                                              -                -                 -

Beginning Cash & Cash Equivalents                                                    -                -                 -
                                                                         --------------   --------------     -------------
Ending Cash & Cash Equivalents                                                     $ -              $ -               $ -
                                                                         ==============   ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                        $ -              $ -               $ -
                                                                         ==============   ==============     =============
     Cash paid for Income Taxes                                                    $ -              $ -               $ -
                                                                         ==============   ==============     =============
NON-CASH TRANSACTION
   Debt forgiveness                                                          $ 308,031              $ -         $ 308,031
                                                                         ==============   ==============     =============

The accompanying notes are an integral part of these financial statements.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2005

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

Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $341,294 as of December 31, 2005. Also the Company has suffered losses of $1,072,670 during the development stage.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2005


  Note 2 - Summary of Significant Accounting Policies: Continued

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At December 31, 2005 the Company had a $0 cash balance.

  Revenue Recognition

         Revenue from products and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. In the year ended December 31, 2005 the Company had no revenue

Net loss per share

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

         Notes payable consist of the following at December 31, 2005:

                  Notes Payable to officer of Company, interest at 8%, due on
                  demand, unsecured                                      $9,537

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2005


Note 4 - Income Taxes:

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2005 are as follows:

                                                                     2005

                    Deferred tax assets:
                    Net operating loss carryforwards              $1,072,670
                    Valuation allowance for deferred tax assets   (1,072,670)
                                                                  ------------
                    Net deferred tax assets                       $        0
                                                                  ============

         At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,072,670 respectively for federal income tax purposes. These carryforwards if not utilized to offset taxable income begin to expire in 2010. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

  Note 5 - Capital Stock Transactions:

         The Company has authorized 100,000,000 shares of Preferred Stock at $.0001 par value, none have been issued. The Company has authorized 500,000,000 shares of Common Stock at $.0001 par value, there were no shares of stock issued in 2005.



Note 6 - Financial Accounting Developments:

         Recently Issued Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):


         In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Note 7 - Write-off of Old Debt:

     The Company determined that the debt which was being carried on the books since 1991 was no longer payable and has written off the following amounts to other income:

                           Accounts Payable                   $  51,803
                           Accrued Salaries                     236,773
                           Notes Payable                          9,537
                           Accrued Interest                       9,918
                                                              -----------
                                    Total                      $308,031
                                                              ===========
                                      F-10

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