Form 10QSB
period 2006-03-31
QUIKBYTE SOFTWARE INC
filed 2006-08-14
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
March 31, 2006
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

          142,049,012 common shares as of March 31, 2006

             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

   For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

   The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

   The financial statements have been prepared by Life USA, Inc. with a review pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                             Quikbyte Software, Inc.

                              Financial Statements
                     Three Month Period Ended March 31, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc. as of March 31, 2006 and the related statements of operations and cash flows for the three-months then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jaspers + Hall, PC
Denver, Colorado
May 31, 2006
/s/Jaspers + Hall, PC


                            QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                                 Balance Sheets





                                                                                Unaudited               Audited
                                                                                March 31,             December 31,
                                                                                   2006                   2005
                                                                              ---------------        ---------------

ASSETS;

   Current Assets:
      Cash                                                                          $ -                    $ -
                                                                              ---------------        ---------------

Total Current Assets                                                                  -                      -
                                                                              ---------------        ---------------

TOTAL ASSETS                                                                        $ -                    $ -
                                                                              ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities
      Accounts Payable and Accrued Expenses                                      $ 32,500                $ 32,500
      Accrued Salaries Payable                                                        -                      -
      Notes Payable                                                                   -                      -
     Accrued Interest Payable                                                         -                      -
                                                                              ---------------        ---------------

Total Current Liabilities                                                          32,500                  32,500
                                                                              ---------------        ---------------

 Stockholders' Equity (Deficit)
     Preferred Stock, $.0001 par value, 100,000,000 shares                            -                      -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                             14,205                  14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                    717,171                 717,171
    Deficit accumulated during the
      development stage                                                          (763,876)               (763,876)
                                                                              ---------------        ---------------
Total Stockholders' Equity (Deficit)                                              (32,500)                (32,500)
                                                                              ---------------        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $ -                    $ -
                                                                              ===============        ===============


See Accountants Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)






                                                                                                 January 26, 1989
                                                               Three-Months Ended                (Inception) to
                                                                   March 31,                         March 31,
                                                          2006                   2005                 2006
                                                     ----------------      -----------------     ----------------
Revenue:
                                                                 $ -                    $ -                $ 269
                                                     ----------------      -----------------     ----------------
Total Income                                                       -                      -                  269
                                                     ----------------      -----------------     ----------------
Operating Expenses:
     Consulting fees                                               -                      -               47,500
     Depreciation and amortization                                                                        53,516
     Research and development                                                                            470,932
     General and Administrative                                    -                      -              498,334
                                                     ----------------      -----------------     ----------------
Total Operating Expenses                                           -                      -            1,070,282
                                                     ----------------      -----------------     ----------------
Other Expenses:
     Interest Income                                                                                       8,024
     Write-Off old debts                                           -                      -              308,031
     Interest Expense                                              -                   (191)              (9,918)
                                                     ----------------      -----------------     ----------------

Net Profit (Loss)                                                  -                   (191)            (763,876)
                                                     ----------------      -----------------     ----------------

Per Share Information:
     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                     ----------------      -----------------

Basic and diluted net loss per share                       $ -                    $ -
                                                     ================      =================

See Accountants Review Report



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 March 31, 2006
                                  (Unaudited)




                                                                               Deficit
                                        COMMON STOCKS           Additional    Accum. During     Total
                                                                Paid-In        Development    Stockholders'
                                    # of Shares    Amount       Capital         Stage           Equity
                                    -----------    ------       -------         -----           ------


Balance - January 26, 1989                   -         $ -           $ -              $ -         $ -
Issuance of stock to founders       55,500,000       5,550        (5,550)               -           -
Issuance of stock for cash          65,500,000       6,550       249,470                -        256,020
Issuance of stock for services       3,000,000         300        14,700                -         15,000
Issuance of stock for warrants               -           -           100                -            100
Net Loss for Year                            -           -             -          (74,393)       (74,393
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1989        124,000,000      12,400       258,720          (74,393)       196,727
                                   ------------   ---------    ----------    -------------    -----------

Issuance of stock for employment     4,400,000         440        98,560                -         99,000
Warrants exercised                   3,550,000         355        69,851                -         70,206
Net Loss for Year                            -           -             -         (424,063)      (424,063)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1990       131,950,000      13,195       427,131         (498,456)       (58,130)
                                   ------------   ---------    ----------    -------------    -----------
Warrants exercised                   6,150,000         615       122,385                -        123,000
Issuance of stock for employment     1,800,000         180        45,820                -         46,000
Issuance of stock for cash           2,149,012         215       121,835                -        122,050
Net Loss for Year                            -           -             -         (531,532)      (531,532)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1991       142,049,012      14,205       717,171       (1,029,988)      (298,612)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1992       142,049,012      14,205       717,171       (1,030,751)      (299,375)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1993       142,049,012      14,205       717,171       (1,031,514)      (300,138)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1994        142,049,012      14,205       717,171       (1,032,277)      (300,901)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1995        142,049,012      14,205       717,171       (1,033,040)      (301,664)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1996        142,049,012      14,205       717,171       (1,033,803)      (302,427)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1997        142,049,012      14,205       717,171       (1,034,566)      (303,190)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1998        142,049,012      14,205       717,171       (1,035,329)      (303,953)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1999        142,049,012      14,205       717,171       (1,036,092)      (304,716)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2000        142,049,012      14,205       717,171       (1,036,855)      (305,479)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (20,763)       (20,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2001        142,049,012      14,205       717,171       (1,057,618)      (326,242)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (12,763)       (12,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2002        142,049,012      14,205       717,171       (1,070,381)      (339,005)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2003        142,049,012      14,205       717,171       (1,071,144)      (339,768)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2004        142,049,012      14,205       717,171       (1,071,907)      (340,531)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          308,031        308,031
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2005        142,049,012      14,205       717,171         (763,876)       (32,500)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Period                          -           -             -                -            -
                                   ------------   ---------    ----------    -------------    -----------
Balance - March 31, 2006           142,049,012    $ 14,205     $ 717,171       $ (763,876)     $ (32,500)
                                   ============   =========    ==========    =============    ===========


See Accountants Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method





                                                                                                             January 26, 1989
                                                                             Three-Months Ended              (Inception) t0
                                                                       March 31,                              March 31,
                                                                          2006               2005                2006
                                                                      -------------     ----------------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                                  $ -              $ (191)        $ (763,876)
     Stock issued for services                                                   -                    -           160,100
     Amortization and depreciation                                               -                    -            53,516
     Write down of computer software                                             -                    -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                           -                    -            32,500
     Increase in interest payable                                                -                  191                 -
     Increase in accrued salaries payable                                        -                    -                 -
                                                                      -------------     ----------------     -------------
Net Cash Used by Operating Activities                                            -                    -         (344,402)
                                                                      -------------     ----------------     -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                          -                    -           (52,516)
     Organizational costs                                                        -                    -            (1,000)
     Increase in computer software                                               -                    -          (173,359)
                                                                      -------------     ----------------     -------------
Net Cash used in Investing Activities                                            -                    -          (226,875)
                                                                      -------------     ----------------     -------------
Cash Flow from Financing Activities:
     Proceeds from notes payable                                                 -                    -             9,537
     Write off of old note payable                                                                                 (9,537)
     Issuance of common stock                                                    -                    -           571,277
                                                                      -------------     ----------------     -------------
Net Cash Provided by Financing Activities                                        -                    -           571,277
                                                                      -------------     ----------------     -------------
Net Increase in Cash & Cash Equivalents                                          -                    -                 -

Beginning Cash & Cash Equivalents                                                -                    -                 -
                                                                      -------------     ----------------     -------------
Ending Cash & Cash Equivalents                                                 $ -                  $ -               $ -
                                                                      =============     ================     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $ -                  $ -               $ -
                                                                      =============     ================     =============
     Cash paid for Income Taxes                                                $ -                  $ -               $ -
                                                                      =============     ================     =============
NON-CASH TRANSACTION
    Debt forgivness                                                            $ -                  $ -         $ 308,031
                                                                      =============     ================     =============

See Accountants Review Report

                            QUICKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2006




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005 and for the period from January 26, 1989 (inception) to March 31, 2006, and cash flows for the three-months ended March 31, 2006 and 2005, and for the period from January 26, 1989 (inception) to March 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

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

The Company undertakes no obligation to publicly revise any forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

OVERVIEW OF OPERATIONS

None

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 COMPARED TO SAME PERIOD ENDED MARCH 31, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no general and administrative expenses in the period in 2006 or in the period in 2005. The Company had no loss in 2006 in the quarter compared to ($191) loss in 2005 in the quarter. The Company had no profit/loss per share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period or any other assets. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $32,000, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

ITEM 3.    CONTROLS AND PROCEDURES

    a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report April 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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

          None
                                       6

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