Form 10QSB
period 2006-06-30
QUIKBYTE SOFTWARE INC
filed 2006-08-22
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
June 30, 2006
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

          142,049,012 common shares as of June 30, 2006

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

                             Quikbyte Software, Inc.

                              Financial Statements
                      Six-Month Period Ended June 30, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc. as of June 30, 2006 and the related statements of operations for the three-months and six-months ended June 30, 2006 and 2005, and the related statement of cash flows for the six-months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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




/s/ Jaspers + Hall, PC
Denver, Colorado
August 14, 2006


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                Unaudited               Audited
                                                                                June 30 ,             December 31,
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
                                                                              ===============        ===============


See Accountants Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)





                                                                                                     January 26, 1989
                                            Three-Months Ended             Six-Months Ended          (Inception) to
                                               June 30,                        June 30,                 June 30,
                                          2006            2005            2006           2005            2006
                                       ------------   --------------  -------------   ------------   -------------
Revenue:
                                               $ -              $ -            $ -            $ -           $ 269
                                       ------------   --------------  -------------   ------------   -------------
Total Income                                     -                -              -              -             269
                                       ------------   --------------  -------------   ------------   -------------
Operating Expenses
     Consulting fees                             -                -              -              -          47,500
     Depreciaiton and amortization               -                -              -              -          53,516
     Research and development                    -                -              -              -         470,932
     General and administrative                  -                -              -              -         498,334
                                       ------------   --------------  -------------   ------------   -------------
Total Expenses                                   -                -              -              -       1,070,282
                                       ------------   --------------  -------------   ------------   -------------
Other Expenses/Income:
     Interest Income                             -                -              -              -         308,031
     Write off Old Debts                         -            (191)              -            (382)        (9,918)
                                       ------------   --------------  -------------   ------------   -------------
Net Loss                                    $    -          $ (191)        $     -        $ (382)       $ 763,876
                                       ============   ==============  =============   ============   =============

Per Share Information:

     Weighted average number
     of common shares outstanding      142,049,012      142,049,012    142,049,012    142,049,012
                                       ------------   --------------  -------------   ------------
Basic and diluted net loss per share       $ -             $ -            $ -           $ -
                                       ============   ==============  =============   ============

See Accountants Review Report


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                                  June 30, 2006
                                  (Unaudited)




                                                                               Deficit
                                        COMMON STOCKS           Additional    Accum. During     Total
                                                                Paid-In        Development    Stockholders'
                                    # of Shares    Amount       Capital         Stage           Equity
                                    -----------    ------       -------         -----           ------


Balance - January 26, 1989                   -         $ -           $ -              $ -         $ -
Issuance of stock to founders       55,500,000       5,550        (5,550)               -           -
Issuance of stock for cash          65,500,000       6,550       249,470                -        256,020
Issuance of stock for services       3,000,000         300        14,700                -         15,000
Issuance of stock for warrants               -           -           100                -            100
Net Loss for Year                            -           -             -          (74,393)       (74,393
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1989        124,000,000      12,400       258,720          (74,393)       196,727
                                   ------------   ---------    ----------    -------------    -----------

Issuance of stock for employment     4,400,000         440        98,560                -         99,000
Warrants exercised                   3,550,000         355        69,851                -         70,206
Net Loss for Year                            -           -             -         (424,063)      (424,063)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1990       131,950,000      13,195       427,131         (498,456)       (58,130)
                                   ------------   ---------    ----------    -------------    -----------
Warrants exercised                   6,150,000         615       122,385                -        123,000
Issuance of stock for employment     1,800,000         180        45,820                -         46,000
Issuance of stock for cash           2,149,012         215       121,835                -        122,050
Net Loss for Year                            -           -             -         (531,532)      (531,532)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1991       142,049,012      14,205       717,171       (1,029,988)      (298,612)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1992       142,049,012      14,205       717,171       (1,030,751)      (299,375)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1993       142,049,012      14,205       717,171       (1,031,514)      (300,138)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1994        142,049,012      14,205       717,171       (1,032,277)      (300,901)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1995        142,049,012      14,205       717,171       (1,033,040)      (301,664)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1996        142,049,012      14,205       717,171       (1,033,803)      (302,427)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1997        142,049,012      14,205       717,171       (1,034,566)      (303,190)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1998        142,049,012      14,205       717,171       (1,035,329)      (303,953)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1999        142,049,012      14,205       717,171       (1,036,092)      (304,716)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2000        142,049,012      14,205       717,171       (1,036,855)      (305,479)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (20,763)       (20,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2001        142,049,012      14,205       717,171       (1,057,618)      (326,242)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (12,763)       (12,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2002        142,049,012      14,205       717,171       (1,070,381)      (339,005)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2003        142,049,012      14,205       717,171       (1,071,144)      (339,768)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2004        142,049,012      14,205       717,171       (1,071,907)      (340,531)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          308,031        308,031
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2005        142,049,012      14,205       717,171         (763,876)       (32,500)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Period                          -           -             -                -            -
                                   ------------   ---------    ----------    -------------    -----------
Balance - June 30, 2006            142,049,012    $ 14,205     $ 717,171       $ (763,876)     $ (32,500)
                                   ============   =========    ==========    =============    ===========


See Accountants Review Report


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method





                                                                                                             January 26, 1989
                                                                             Six-Months Ended              (Inception) to
                                                                                  June 30,                     March 31,
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
                                                                      =============     ================     =============

See Accountants Review Report

                            QUICKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2006




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three and six-months ended June 30, 2006 and 2005 and for the period from January 26, 1989 (inception) to June 30, 2006, and cash flows for the six-months ended June 30, 2006 and 2005, and for the period from January 26, 1989 (inception) to June 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
--------------


RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no in expenses in the period in 2006 compared to $191 in 2005 and had no loss in the quarter in 2006 compared to a loss of ($191) in 2005 from interest accrual. The loss per share was none in the quarter in 2006 and nominal in 2005.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SAME PERIOD ENDED JUNE 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no expenses in the period in 2006 compared to $382 in 2005 and had no losses in 2006 compared to ($382) loss in 2005 from interest accrual. The loss per share was none in the six month period in 2006 and nominal in the period in 2005.

The company expects the trend of losses to increase as the company seeks a business combination.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of 32,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                      QUIKBYTE SOFTWARE, INC.

Date August 16, 2006                                   /s/Reed Clayson
                                                      Reed Clayson,  President