Form 10QSB
period 2006-09-30
QUIKBYTE SOFTWARE INC
filed 2006-11-17
CIK 850261

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


FORM 10QSB Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                      Commission file number  33-28465-LA
September 30, 2006
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

          142,049,012 common shares as of September 30, 2006

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

                             Quikbyte Software, Inc.

                              Financial Statements
                      Nine-Month Period Ended September 30, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Quikbyte Software, Inc.


We have reviewed the accompanying balance sheet of Quikbyte Software, Inc. as of September 30, 2006 and the related statements of operations for the three-months and nine-months ended September 30, 2006, and the related statement of cash flows for the nine-months ended September 30, 2006. These financial statements are the responsibility of the Company's management.

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




/s/ Jaspers + Hall, PC
Denver, Colorado
August 14, 2006


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                Unaudited               Audited
                                                                                September 30 ,         December 31,
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
                                                                              ===============        ===============


See Accountants Review Report


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)





                                                                                                     January 26, 1989
                                            Three-Months Ended             Nine-Months Ended          (Inception) to
                                               September 30,                  September 30,           September 30,
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
                                       ============   ==============  =============   ============

See Accountants Review Report


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                                  September 30, 2006
                                  (Unaudited)




                                                                               Deficit
                                        COMMON STOCKS           Additional    Accum. During     Total
                                                                Paid-In        Development    Stockholders'
                                    # of Shares    Amount       Capital         Stage           Equity
                                    -----------    ------       -------         -----           ------


Balance - January 26, 1989                   -         $ -           $ -              $ -         $ -
Issuance of stock to founders       55,500,000       5,550        (5,550)               -           -
Issuance of stock for cash          65,500,000       6,550       249,470                -        256,020
Issuance of stock for services       3,000,000         300        14,700                -         15,000
Issuance of stock for warrants               -           -           100                -            100
Net Loss for Year                            -           -             -          (74,393)       (74,393
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1989        124,000,000      12,400       258,720          (74,393)       196,727
                                   ------------   ---------    ----------    -------------    -----------

Issuance of stock for employment     4,400,000         440        98,560                -         99,000
Warrants exercised                   3,550,000         355        69,851                -         70,206
Net Loss for Year                            -           -             -         (424,063)      (424,063)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1990       131,950,000      13,195       427,131         (498,456)       (58,130)
                                   ------------   ---------    ----------    -------------    -----------
Warrants exercised                   6,150,000         615       122,385                -        123,000
Issuance of stock for employment     1,800,000         180        45,820                -         46,000
Issuance of stock for cash           2,149,012         215       121,835                -        122,050
Net Loss for Year                            -           -             -         (531,532)      (531,532)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1991       142,049,012      14,205       717,171       (1,029,988)      (298,612)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1992       142,049,012      14,205       717,171       (1,030,751)      (299,375)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance -  December 31, 1993       142,049,012      14,205       717,171       (1,031,514)      (300,138)
                                   ------------   ---------    ----------    -------------    -----------

Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1994        142,049,012      14,205       717,171       (1,032,277)      (300,901)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1995        142,049,012      14,205       717,171       (1,033,040)      (301,664)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1996        142,049,012      14,205       717,171       (1,033,803)      (302,427)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1997        142,049,012      14,205       717,171       (1,034,566)      (303,190)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1998        142,049,012      14,205       717,171       (1,035,329)      (303,953)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 1999        142,049,012      14,205       717,171       (1,036,092)      (304,716)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2000        142,049,012      14,205       717,171       (1,036,855)      (305,479)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (20,763)       (20,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2001        142,049,012      14,205       717,171       (1,057,618)      (326,242)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          (12,763)       (12,763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2002        142,049,012      14,205       717,171       (1,070,381)      (339,005)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2003        142,049,012      14,205       717,171       (1,071,144)      (339,768)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -             (763)          (763)
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2004        142,049,012      14,205       717,171       (1,071,907)      (340,531)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Year                            -           -             -          308,031        308,031
                                   ------------   ---------    ----------    -------------    -----------
Balance - December 31, 2005        142,049,012      14,205       717,171         (763,876)       (32,500)
                                   ------------   ---------    ----------    -------------    -----------
Net Loss for Period                          -           -             -                -            -
                                   ------------   ---------    ----------    -------------    -----------
Balance - September 30, 2006       142,049,012    $ 14,205     $ 717,171       $ (763,876)     $ (32,500)
                                   ============   =========    ==========    =============    ===========


See Accountants Review Report


                             QUIKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                                  (Unaudited)

                                Indirect Method





                                                                                                             January 26, 1989
                                                                             Nine-Months Ended              (Inception) to
                                                                                September 30,                  March 31,
                                                                          2006               2005                2006
                                                                      -------------     ----------------     -------------
Cash Flows from Operating Activities:

     Net Loss                                                                  $ -              $ (191)        $ (763,876)
     Stock issued for services                                                   -                    -           160,100
     Amortization and depreciation                                               -                    -            53,516
     Write down of computer software                                             -                    -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase in accounts payable and accrued expenses                           -                    -            32,500
     Increase in interest payable                                                -                  191                 -
     Increase in accrued salaries payable                                        -                    -                 -
                                                                      -------------     ----------------     -------------
Net Cash Used by Operating Activities                                            -                    -         (344,402)
                                                                      -------------     ----------------     -------------
Cash Flow from Investing Activities:
     Purchase of property and equipment                                          -                    -           (52,516)
     Organizational costs                                                        -                    -            (1,000)
     Increase in computer software                                               -                    -          (173,359)
                                                                      -------------     ----------------     -------------
Net Cash used in Investing Activities                                            -                    -          (226,875)
                                                                      -------------     ----------------     -------------
Cash Flow from Financing Activities:
     Proceeds from notes payable                                                 -                    -             9,537
     Write off of old note payable                                                                                 (9,537)
     Issuance of common stock                                                    -                    -           571,277
                                                                      -------------     ----------------     -------------
Net Cash Provided by Financing Activities                                        -                    -           571,277
                                                                      -------------     ----------------     -------------
Net Increase in Cash & Cash Equivalents                                          -                    -                 -

Beginning Cash & Cash Equivalents                                                -                    -                 -
                                                                      -------------     ----------------     -------------
Ending Cash & Cash Equivalents                                                 $ -                  $ -               $ -
                                                                      =============     ================     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                    $ -                  $ -               $ -
                                                                      =============     ================     =============
     Cash paid for Income Taxes                                                $ -                  $ -               $ -
                                                                      =============     ================     =============
NON-CASH TRANSACTION
    Debt forgiveness                                                           $ -                  $ -         $ 308,031
                                                                      =============     ================     =============

See Accountants Review Report

                            QUICKBYTE SOFTWARE, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  September 30, 2006




Note 1 - Presentation of Interim Information:

In the opinion of the management of Quickbyte Software, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three and Nine-months ended September 30, 2006 and 2005 and for the period from January 26, 1989 (inception) to September 30, 2006, and cash flows for the nine-months ended September 30, 2006 and 2005, and for the period from January 26, 1989 (inception) to September 30, 2006. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
--------------


RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no in expenses in the period in 2006 compared to $191 in 2005 and had no loss in the quarter in 2006 compared to a loss of ($191) in 2005 from interest accrual. The loss per share was none in the quarter in 2006 and nominal in 2005.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SAME PERIOD ENDED SEPTEMBER 30, 2005.

The Company had no revenues from operations in the period in 2006 or 2005. The Company incurred no expenses in the period in 2006 compared to $382 in 2005 and had no losses in 2006 compared to ($382) loss in 2005 from interest accrual. The loss per share was none in the nine month period in 2006 and nominal in the period in 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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