Form 10KSB
period 2006-12-31
QUIKBYTE SOFTWARE INC
filed 2007-03-19
CIK 850261

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ x ] ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        Commission File Number: 000-52228

                             QUIKBYTE SOFTWARE, INC.
        (Exact name of small business issuer as specified in its charter)

    Colorado                                                  33-0344842
    --------                                                  ----------
(State or other  jurisdiction of incorporation               (IRS Employer
or  organization)                                            Identification No.)


                    7609 Ralston Road Arvada, Colorado 80002
                    (Address of principal executive offices)

                                 (303) 422-8127
                                 --------------
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         Common Stock, $0.0001 Par Value
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES                      NO        X
     ------                     ------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES X        NO

Issuer's revenues for its most recent fiscal year:    $0

As of March 16, 2007, 14,602,451 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of $0.023 as reported on March 16, 2006 by the NASD Over-the-Counter Bulletin Board) was approximately $163,226.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                    Yes No X








                                TABLE OF CONTENTS

Item Number and Caption                                                                        Page

PART I


Item 1.           Description of Business..........................................................1

Item 2.           Description of Property..........................................................7

Item 3.           Legal Proceedings................................................................7

Item 4.           Submission of Matters to a Vote of Security Holders..............................7


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.........................8

Item 6.           Management's Discussion and Analysis or Plan of Operations.......................9

Item 7.           Financial Statements............................................................13

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure........................................................14

Item 8A.          Controls and Procedures.........................................................14

Item 8B.          Other Information...............................................................14


PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...........................14

Item 10.         Executive Compensation...........................................................17

Item 11.         Security Ownership of Certain Beneficial Owners and Management...................18

Item 12.         Transactions with Related Persons, Promoters and Certain Control Persons.........19

Item 13.         Exhibits and Reports on Form 8-K.................................................19

Item 14.         Principal Accountant Fees and Services...........................................19

Signature.........................................................................................21


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Summary

     QuikByte Software, Inc. ("we", "us", "our", "QuikByte" or the "Company") is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

     We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

Business History

     We were incorporated under the laws of the State of Colorado on January 26, 1989, to develop and market computer software. We completed our initial public offering of securities on October 11, 1989, in which we sold a total of 30,000,000 Units, each Unit consisting of one share of Common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant, to approximately 200 public investors. We received proceeds, net of commissions and expenses of the offering, of $220,378 from the sale of the Units. The Class A Warrants were exercisable to purchase one share of Common Stock at $0.02 through April 10, 1992. The Class B Warrants were exercisable to purchase one share of Common Stock at $0.02 through October 10, 1992.

     A total of 3,550,000 Class A Warrants were exercised for net cash of $69,851 in 1990. An additional exercise of 6,150,000 warrants was made in 1991 for $122,385 in net proceeds. The issuance of 6,150,000 shares of Common Stock issued pursuant to the exercise of warrants in 1991 may be considered unregistered since the registration statement registering the Common Stock underlying the warrants had expired and was no longer effective at the time. As such, the issuance may have given rise to certain rescission rights, which rescission rights have since expired due to the passage of time.

     In 1991, we completed a private offering of 2,149,012 shares of Common Stock for net proceeds of $121,835.

     We were engaged in the development, marketing and sales of computer software programs, i.e. compilers and compiler related software, as described below. At December 31, 1990, we had completed development of our first principal product, a compiler for the Pascal programming language, which we called
QuikByte Pascal. At the time of our initial public offering commenced in September 1989, our management had identified five elements which remained to be completed prior to releasing the product to market, and estimated that we would be in a position to begin marketing and selling QuikByte Pascal within four months following receipt of funding upon completion of the public offering. We anticipated that completion of the product would require two months for final testing and product completion and an additional two months for introduction of the product to market. However, delays were encountered and we did not meet these target dates. On a number of occasions after the initial public offering, we set completion dates into 1992, which we again failed to meet. Ultimately, we ran out of capital and were unable to remain in operation. We have been dormant since 1992 and have written off our software efforts as obsolete.

     During 2006, we had no business operations, no revenues and only nominal assets to pay the costs to bring us current in our reporting obligations under the Securities Exchange Act, as amended ("Exchange Act") and obtain a quotation for our common stock on the Over-the-Counter Bulletin Board. We filed a Form 8-A12G in September 2006 to register our common stock under Section 12(g) of the Exchange Act. In December 2006, our common stock began quotation on the Over-the-Counter Bulletin Board ("OTC BB").

     We have not been involved in any bankruptcy, receivership or similar proceedings.

     During 2005, we determined that certain debt being carried on the books of the Company totaling $308,031 and relating to 1991 and earlier was no longer payable due to the passage of the statutes of limitations and, as such, this debt was written off.

Pending Change of Control Transaction

     On March  2,  2007,  QuikByte  and KI  Equity  entered  into  the  Purchase
Agreement under which QuikByte will sell to KI Equity, and KI Equity will purchase from QuikByte, 60,000,000 shares of QuikByte's Common Stock, on a post-Reverse Split basis ("Shares") for a purchase price of $600,000 ("Purchase Price"), or $0.01 per share. The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission ("SEC" or "Commission") or with any state securities commission in connection with the issuance of the Shares. However, as a condition to the Closing, QuikByte will grant certain demand and piggyback registration rights to KI Equity with respect to the Shares. The registration rights agreement covering the foregoing registration rights will be executed by QuikByte and KI Equity at the Closing.

     In connection with the Purchase Agreement, and as a condition to the Closing, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom were former executive officers and directors of QuikByte for all or a portion of the period commencing January 26, 1989 and ending on or about December 31, 1991 (collectively, the "Former Principals") will agree to terminate any and all agreements and contracts with QuikByte and irrevocably release QuikByte from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain settlement agreement ("Settlement Agreement") to be executed prior to the Closing. QuikByte will pay the Former Principals, at the Closing, an aggregate cash payment of $30,000. The Former Principals have also agreed to cancel, and return to QuikByte, an aggregate of 2,450,000 shares of common stock, on a post-Reverse Split basis.

     In connection with the Purchase Agreement, and as a condition to the Closing, Ponce Acquisition, LLC ("Ponce") will agree to cancel, and return to QuikByte, an aggregate of 7,450,000 shares of common stock, on a post-Reverse Split basis.

     Immediately following the issuance of the Shares to KI Equity under the Purchase Agreement, and following the share cancellations by the Former Principals and Ponce, KI Equity will own 60,000,000 shares of common stock, or approximately 92.7% of the total 64,702,451 shares of common stock outstanding, after giving effect to the Reverse Split, subject to the round up for fractional shares in connection with the Reverse Split.

     The Registration Rights Agreement and the Settlement Agreement will be included as exhibits in a Current Report to be filed with the SEC by QuikByte following the Closing.

     The completion of the transactions contemplated under the Purchase Agreement are also subject to the satisfaction of certain other contingencies including, without limitation, (i) the payment of all of QuikByte's liabilities and obligations at Closing from the proceeds of the Purchase Price (including the consideration payable to the Former Principals under the Settlement Agreement), (ii) the cancellation of all contracts involving QuikByte, (iii) the filing of QuikByte's Annual Report on Form 10-KSB for the year ended December 31, 2006, (iv) compliance with regulatory requirements, (v) the continued quotation of QuikByte's common stock on the OTC BB, (vi) delivery of certain legal opinions from QuikByte's counsel, (vii) the delivery of various closing documents, (viii) the resignation of QuikByte's existing officers as of the Closing, and (ix) the filing with the SEC, and the mailing to QuikByte's stockholders, of this Information Statement announcing the proposed change of control pursuant to the Purchase Agreement.

     Effective as of the Closing, QuikByte's existing officers will resign, and QuikByte's existing directors will appoint Kevin R. Keating as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. In addition, effective as of the Closing, QuikByte's existing directors will appoint Kevin R. Keating, Margie Blackwell and Jeff Andrews (collectively, the "New Directors") to act as directors of QuikByte, each effective as of the Closing. Biographical information on the New Directors is described in more detail below.

     The Purchase Agreement requires, as a condition to Closing, that this Information Statement be filed with the SEC and mailed to its stockholders. Following the Closing, and effective on the tenth (10th) day after this Schedule 14(f)-1 Information Statement ("Information Statement") is filed with the SEC and distributed to QuikByte's stockholders, the current directors of QuikByte will resign. At the time such resignations become effective, there will be a change of control of QuikByte.

     The parties expect the closing of the transactions under the Purchase Agreement to occur on or about March 15, 2007. However, there can be no assurances that the transactions under the Purchase Agreement will be completed.

     The Purchase Agreement may be terminated as follows: (i) by mutual written consent, (ii) by either party if the purchase transaction is not consummated by March 15, 2007, (iii) by either party if the purchase transaction is prohibited by issuance of an order, decree or ruling, and (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement.

     The current directors of QuikByte have approved the Purchase Agreement and the transactions contemplated thereunder, the Settlement Agreement and the Registration Rights Agreement.

Change in Authorized Stock; Reverse Stock Split

     On March 2, 2007, QuikByte amended its Articles of Incorporation to reduce its authorized capital stock. The amendment reduced the authorized common stock from 500,000,000 shares, with a par value of $0.0001 per share, to 250,000,000 shares, with a par value of $0.0001 per share. The amendment also reduced the authorized preferred stock from 100,000,000 shares, with a par value of $0.0001 per share, to 10,000,000 shares, with a par value of $0.0001 per share.

     The amendment also provided for a 1-for-20 reverse stock split ("Reverse Split") of QuikByte's common stock outstanding on March 16, 2007. Subject to compliance with Rule 10b-17 promulgated under the Securities Exchange Act of
1934, as amended, every 20 shares of QuikByte's common stock shall automatically, without any action on the part of the holder thereof or QuikByte, be combined into and shall become one (1) fully paid and non-assessable share of QuikByte's common stock. No fractional shares of common stock or scrip certificate therefor will be issued to the holders of the shares of common stock by reason of the foregoing Reverse Split. Any fractions resulting from the Reverse Split computation will be rounded up to the next whole share. Immediately prior to the Reverse Split, QuikByte had 292,049,012 shares of its common stock outstanding. Immediately following the Reverse Split, QuikByte has approximately 14,602,451 shares of common stock outstanding, subject to the round up for fractional shares in connection with the Reverse Split. The total number of shares of common stock that QuikByte shall have the authority to issue shall remain 250,000,000 shares after the Reverse Split.

Employees

     We currently have no employees. Our President has agreed to allocate a portion of his time to our business activities, primarily maintaining our status a reporting company under the Exchange Act and seeking a business combination with a private operating company, without compensation.

Risk Factors

     An investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

         1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

         3. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

         4. Type of Business Acquired. The type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

         5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

         6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

         7. Maintenance of Reporting Company Status. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that the post-transaction company will, following the closing of the reverse merger transaction, be able to continue to meet the reporting requirements under the Exchange Act including, without limitation, the timely preparation of reviewed and audited financial statements. We, at the time of acquisition, will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. In cases where we have completed a reverse merger transaction and reviewed and audited financial statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

         8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

         9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

         10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

         11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

         12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned.

         13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

         14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

         15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

         16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock and/or preferred stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after any reverse merger transaction.

         18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, we just completed a reverse split of the shares which may not reflect the value of the company either. In connection with a reverse merger transaction, we have to undertake a further reverse split of our shares. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated.
Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares are currently quoted on the OTC BB. Management intends to strongly consider undertaking a business transaction with a private operating company which will allow our shares to be quoted and traded on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination, we will qualify our shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

         19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 2.           DESCRIPTION OF PROPERTY.

     Our mailing address is 7609 Ralston Road, Arvada, CO 80002 which is the office of our legal counsel. This address is provided to us on a rent free basis and it is anticipated that this arrangement will remain until such time as we successfully consummate a reverse merger or business combination. Management believes that this address arrangement will meet our needs for the foreseeable future. No office space is needed.

     We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not aware of any pending or threatened legal proceedings in which we are involved.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On February 20, 2007, at a special meeting of our stockholders, the holders of a majority of our outstanding shares of common stock approved the following matters:

     1. The election of Reed Clayson, Redgie Green and Wesley F. Whiting to the board of directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

     2. Ratification of the appointment of Jaspers + Hall, P.C. as Independent Registered Accounting Firm for the annual period ending December 31, 2006.

     3. The change of the Company's name to a name to be determined by the Board of Directors.

     4. Authorization of a reverse split of the Company's common stock on a basis of up to two hundred for one, with fractional shares will be rounded up to the next whole share.

     5. Authorization of a reduction of the authorized share capital to 250,000,000 shares of Common Stock and authorization of 2,000,000 shares of Preferred Stock with such rights and privileges of which shall be determined by the Board of Directors.

     Pursuant to the foregoing stockholder approvals, on March 2, 2007, QuikByte amended its Articles of Incorporation to reduce its authorized capital stock. The amendment reduced the authorized common stock from 500,000,000 shares, with a par value of $0.0001 per share, to 250,000,000 shares, with a par value of $0.0001 per share. The amendment also reduced the authorized preferred stock from 100,000,000 shares, with a par value of $0.0001 per share, to 10,000,000 shares, with a par value of $0.0001 per share.

     The amendment also provided for a 1-for-20 reverse stock split ("Reverse Split") of QuikByte's common stock outstanding on March 16, 2007. Subject to compliance with Rule 10b-17 promulgated under the Securities Exchange Act of
1934, as amended, every 20 shares of QuikByte's common stock shall automatically, without any action on the part of the holder thereof or QuikByte, be combined into and shall become one (1) fully paid and non-assessable share of QuikByte's common stock. No fractional shares of common stock or scrip certificate therefor will be issued to the holders of the shares of common stock by reason of the foregoing Reverse Split. Any fractions resulting from the Reverse Split computation will be rounded up to the next whole share. The total number of shares of common stock that QuikByte shall have the authority to issue shall remain 250,000,000 shares after the Reverse Split.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock began quotation, on an unpriced basis, on the OTC BB in December 2006. Our common stock is traded from time to time on the over-the-counter market, and priced quotations may be found in NASD's OTC BB. Shares of our common stock were traded under the symbol QKBY until March 16, 2007, when the symbol was changed to QBYT.

     Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Since our shares were initially quoted on an unpriced basis, there is no available information on the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board during December 2006.

     There were no quotations issued in QuikByte common stock for the past 2 years, 2006 or 2005.

     As of March 16, 2007, 14,602,451 shares of our common stock outstanding, after giving effect to the 1-for-20 reverse stock split. There were approximately 227 holders of record of our common stock at March 16, 2007 and an indeterminate number of additional shareholders through nominee or street name accounts with brokers. Our transfer agent is Executive Registrar & Transfer, Inc., Denver, CO.

     We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock

     Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

     Our securities are also subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investor" means, in general terms, institutions with assets exceeding $5,000,000 or individuals having net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Recent Sales of Unregistered Securities.

     Effective January 31, 2007, we issued 150,000,000 shares of our common stock (on a pre-Reverse Split basis) to Ponce Acquisition, LLC ("Ponce") for $15,000, or $0.0001 per share. The proceeds from this issuance were used to pay a portion of the costs to bring us current in our reporting obligations under the Exchange Act. Michael A. Littman, who is our legal counsel, is the managing member of Ponce.

     In connection with the above stock issuance, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder, a creditor, a current or former officer or director, a service provider, or an accredited investor with whom we or an affiliate of ours had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

     The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

Plan of Operations

General Business Plan

     Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

     Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

     We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

     We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

     We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders.

     We will not acquire or merge with any company for which audited financial statements cannot be obtained prior to closing of the proposed transaction.

Acquisition Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

     While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

     In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

     As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will not close the transaction. However, there is no guarantee of the continued ability of the post-transaction company to remain a reporting company and publicly trading after closing.

Competition

     We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.


Results of Operations

     We had no revenues or operations in years ended December 31, 2006 and 2005. We generated a net loss of ($439,285) for the year ended December 31, 2006 and net income of $308,031 for the year ended December 31, 2005. Net loss per share for the year ended December 31, 2006 was ($0.003), and net income per share for the year ended December 31, 2005 was $0.002. Losses should be expected to continue until we complete a business combination with a profitable business, of which there can be no assurance.

     We incurred no expenses in the year ended December 31, 2005. During the year ended December 31, 2005, we determined that certain debt being carried on our books totaling $308,031 and relating to 1991 and earlier was no longer payable due to the passage of the statutes of limitations and, as such, this debt was written off resulting in the recognition of other income of $308,381.

     During the year ended December 31, 2006, we incurred $439,285 in expenses related primarily to the professional and consulting fees to bring us current in our reporting obligations under the Exchange Act and obtain a quotation for our common stock on the OTC BB.

Liquidity and Capital Resources

     As of December 31, 2006, we had no assets or working capital. We are reliant upon advances from stockholders or loans to pay any expenses incurred. We had no commitments from any person for advances or loans.

     We cannot predict to what extent our current lack of liquidity and capital resources will impair our ability to consummate a business transaction or whether we will incur further operating losses through any business entity which we may eventually acquire. There is no assurance that we can continue as a going concern without substantial funding, either through private placements of our shares or loans from stockholders or others, for which there is no source.

     Effective January 24, 2007, we issued a promissory note in the amount of $434,385 to Michael A. Littman, Esq. to evidence amounts we owe to him for legal services and cost advances in connection with our efforts to bring us current in our reporting obligations under the Exchange Act.

     Effective January 31, 2007, we issued 150,000,000 shares of our common stock (on a pre-Reverse Split basis) to Ponce Acquisition, LLC ("Ponce") for $15,000, or $0.0001 per share. The proceeds from this issuance were used to pay a portion of the costs to bring us current in our reporting obligations under the Exchange Act. Michael A. Littman, who is our legal counsel, is the managing member of Ponce.

     We estimate it will require $25,000 to $50,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company during 2007. As such, we will have a cash shortfall for 2007 of between $25,000 to $50,000, for which we have no source except stockholder loans or contributions, none of which have been committed. Lack of existing capital may be prevent us from completing a business combination or result in our inability to remain complaint with the reporting requirements under the Exchange Act. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate service providers by the issuance of stock in lieu of cash.

Going Concern

     We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2006.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements. For further discussion of the Company's significant and critical accounting policies, refer to Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 7 of this document.

Off Balance Sheet Arrangements

     We are not currently party to any off balance sheet arrangement as that term is defined in Item 303(c)(2) of Regulation SB.

ITEM 7.           FINANCIAL STATEMENTS

     The following financial statements required by this item are filed herewith following the signature page to this report, and are hereby incorporated by this reference:




                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheet as of December 31, 2005 and 2006                               F-2

Statement of Operations  for the years ended  December 31, 2005 and 2006     F-3
and for the period from January 26, 1989 (Inception) through December 31, 2006

Statement  of  Stockholders'  Equity  for  the  period  from  January        F-4
26,  1989 (Inception) through December 31, 2006

Statement  of Cash Flows for the years ended  December 31, 2005 and 2006     F-5
and for the period from January 26, 1989 (Inception) through December
31, 2006

Notes to Financial Statements                                        F-6 to F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with Jaspers + Hall P.C., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Jaspers + Hall P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.



ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, positions and ages of current executive officers and directors of QuikByte. All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors. There is no family relationship between any director or executive officer.


                        Name                          Age                         Position
      ------------------------------------------  ------------  ---------------------------------------------

      Reed Clayson                                    76        President, Secretary and Director

      Redgie Green                                    53        Director

      Wesley F. Whiting                               73        Director


     Reed Clayson,  age 76, has been  Secretary  and Director of QuikByte  since
2003 and President  since May 2006.  Mr.  Clayson has  undergraduate  degrees in physics  and  journalism,  from Utah  State  University  (USU) in 1953 and 1963, respectively.  He  is a  former  Ph.D.  candidate  (physics)  at  University  of
California Los Angles (UCLA) in parallel with full-time  employment and has done graduate  work  in  English  and  physics  at USU.  Mr.  Clayson  has  completed successful proposals/grant applications,  often followed by project direction or support, for U.S. Department of Interior, National Science Foundation, DOE INEEL
Laboratory,  U.S.  Department of Defense,  U.S.  Veterans  Administration,  U.S.
Environmental  Protection Agency,  U.S.  Department of Justice,  state and local agencies,  and some major commercial firms. In addition to QuikByte, he has been an officer and  director in Evergreen  Associates,  Inc.  (2000-2004),  Resource
Science,   Inc.   (2003-2006)  and  Synfuels   Engineering   Development,   Inc.
(1981-Present).


     Redgie Green, age 53, has been Director of QuikByte since February 2007. Mr. Green has also been Secretary and Director of Sun River Energy, Inc. since 1998. Mr. Green had been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 2006. He has also been an active investor in small capital and high-technology adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2003 until December 2004. He recently served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Cavion Technologies, Inc. (2006), Aspeon, Inc. (2006), and Captech Financial
Group, Inc. (2006). He served as a director of Baymark Technologies, Inc. 2005-2006.

     Wesley F. Whiting, age 73, has been a Director of QuikByte since February 2007. Mr. Whiting was President, Director and Secretary of Berge Exploration, Inc. (1978-88), President, Vice President and Director of NELX, Inc. (1994-1998), Vice President and Director of Intermountain Methane Corporation (1988-1991) and President of Westwind Production, Inc. (1997-1998). He was a Director of Kimbell deCar Corporation from 1998 until 2000, and he has been President and a Director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and Director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. from 2000 to 2002. He was Director and Vice President of Utilitec, Inc. from 1999 to 2002, and has been Vice President and Director of Agro Science, Inc. since 2001. He was President and Director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and Director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has been a Director and Secretary of Jagged Edge Mountain Gear, Inc. since 2005. He has also been Director of Life USA, Inc. since 2003. He served as a director of Baymark Technologies, Inc. from 2005 to 2006. He is a director of Cavion Technologies, Inc. (2006) and Aspeon, Inc. (2006). He has been President and Director of Captech Financial Group, Inc. since 2006.

Audit Committee and Audit Committee Financial Expert

     QuikByte is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. QuikByte does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, QuikByte's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of QuikByte's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. QuikByte's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

o    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

o    Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o    Accountability for adherence to the code.

     Due to the limited scope of QuikByte's current operations, QuikByte has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

     Certain conflicts of interest exist and may continue to exist between QuikByte and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of QuikByte.

     Certain   conflicts  of  interest  may  exist  between   QuikByte  and  its
management, and conflicts may develop in the future. QuikByte has not established policies or procedures for the resolution of current or potential conflicts of interest between QuikByte, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of QuikByte, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Board Meetings; Nominating and Compensation Committees

     The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2006. Such actions by the written consent of all directors are, according to Colorado corporate law and QuikByte's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. QuikByte's directors and officers do not receive remuneration from QuikByte unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to QuikByte's directors for attendance at any meetings during the last fiscal year.

     QuikByte does not have standing nominating or compensation committees, or committees performing similar functions. QuikByte's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for QuikByte not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. QuikByte is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

     There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of QuikByte's operations, a specific nominating policy would be premature and of little assistance until QuikByte's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. QuikByte does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

     QuikByte does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

     Because the management and directors of QuikByte are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Messrs. Clayson, Green and Whiting.

Indemnification

     Under Colorado law and pursuant to our articles of incorporation and bylaws, QuikByte may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to QuikByte's officers or directors pursuant to the foregoing provisions, QuikByte has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires QuikByte's directors and executive officers, and persons who beneficially own more than 10% of a registered class of QuikByte's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of QuikByte's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of QuikByte's common stock are required by SEC regulations to furnish QuikByte with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to QuikByte, or written representations that no reports were required, QuikByte believes that for the fiscal year ended December 31, 2006 beneficial owners complied with the Section 16(a) filing requirements applicable to them in that each officer, director and beneficial owner of 10% or more of QuikByte's securities filed a Form 3 with the SEC.

ITEM 10. EXECUTIVE COMPENSATION


Compensation Discussion and Analysis

     QuikByte currently is a shell company with nominal assets, no employees and no active business operations. QuikByte's business plans are to seek a private operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, QuikByte has no formal compensation program for its executive officers, directors or employees.

     QuikByte is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, QuikByte has no compensation committee.

     During the last two fiscal years, QuikByte has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

     QuikByte adopted the 1989 stock option plan, and there are no stock options outstanding as of the date of this filing.

Summary Compensation Table

     The following table summarizes the total compensation paid to or earned by each of QuikByte's named executive officers who served as executive officers during all or a portion of the years ended December 31, 2005 and 2006.


--------------- ------- -------- -------- ---------- ---------- ----------- ----------- ----------------- -----------------
     (a)         (b)      (c)      (d)       (e)        (f)        (g)         (h)            (i)               (j)
--------------- ------- -------- -------- ---------- ---------- ----------- ----------- ----------------- -----------------

                                                                Non-         Non-
                                                                equity      qualified
                                                                Incentive   Deferred
   Name and                               Stock      Option     Plan        Compen-      All Other           Total
  Principal             Salary    Bonus   Awards     Awards     Compen-     sation       Compensation      Compensation
  Position                                                      sation      Earnings
                  Year     ($)      ($)       ($)        ($)        ($)         ($)            ($)               ($)
--------------- ------- -------- -------- ---------- ---------- ----------- ----------- ----------------- -----------------
Reed Clayson     2006     $0        $0       $0         $0      $0          $0          $0                       $0
(Pres. and       2005     $0        $0       $0         $0      $0          $0          $0                       $0
Secretary)

--------------- ------- -------- -------- ---------- ---------- ----------- ----------- ----------------- -----------------



     QuikByte paid no perquisites or other personal benefits for its executive officers during 2005 and 2006.

Employment and Other Agreements

     QuikByte has no employment agreements or other agreements with any of its executive officers or employees.

Compensation of Directors

     During 2006, Reed Clayson was the sole executive officer and director of QuikByte and did not receive separate compensation for his service as a director. However, upon completion of the transactions contemplated under the Purchase Agreement, Reed Clayson will receive $5,000 for his services as a director of QuikByte.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding QuikByte's common stock beneficially owned on March 16, 2007, after giving effect to the Reverse Split, for (i) each shareholder QuikByte knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of QuikByte's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of QuikByte's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Except as set forth in this Information Statement, there are not any pending or anticipated arrangements that may cause a change in control of QuikByte. At March 16, 2007, 14,602,451 shares of QuikByte's common stock were outstanding, after giving effect to the Reverse Split.





                                                       Number of Shares
                     Name                             Beneficially Owned                  Percent of Shares
                     ----                             ------------------                  -----------------
Reed  Clayson                                                    0                               0%
11158 W. 68th Way
Arvada, CO 80004

Ponce Acquisition LLC                                     7,500,000                            51.4%
c/o Michael A. Littman, Managing Member
7609 Ralston Road
Arvada, CO 80002

Mark R. Nixon                                             1,075,000                            7.4%
2506 Topanga Skyline Dr.
Topanga, CA 90290

J.B.Heidebrecht                                           1,150,000                            7.9%
3621 Garnet St., #1
Torrance, CA 90503

Wesley F. Whiting                                              0                                 0%
Suite 210 E, 10200 W. 44th Ave.
Wheat Ridge, CO 80033

Redgie Green                                                   0                                 0%
16538 W. 76th Dr.
Arvada, CO 80007

All Executive Officers and Directors as a group                0                                 0%

(1) Shares are beneficially owned by Michael A. Littman who has sole voting and dispositive control.

ITEM 12.  TRANSACTIONS  WITH  RELATED  PERSONS,  PROMOTERS  AND CERTAIN  CONTROL
          PERSONS

     Michael A. Littman is the managing member of Ponce Acquisition, LLC, the majority stockholder of QuikByte. Mr. Littman has also performed legal services for, and made cost advances on behalf of, QuikByte. Such services were rendered in connection with bringing QuikByte current in its reporting obligations under the Exchange Act and obtaining a quotation for QuikByte's common stock on the Over-the-Counter Bulletin Board. On January 24, 2007, QuikByte issued its promissory note to Mr. Littman in the principal amount of $434,385 to evidence these legal fees and cost advances. This note will be paid from the proceeds of the Purchase Price for the Shares pursuant to the terms of the Purchase Agreement.

     Effective January 31, 2007, we issued 150,000,000 shares of our common stock (on a pre-Reverse Split basis) to Ponce Acquisition, LLC ("Ponce") for $15,000, or $0.0001 per share. Ponce acquired control of QuikByte as a result of this issuance. The proceeds from this issuance were used to pay expenses for our reporting obligations under the Exchange Act. Michael A. Littman, who is our legal counsel, is the managing member of Ponce.

     Other than the above transactions or otherwise set forth in this report or in any reports filed by QuikByte with the SEC, QuikByte has not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. QuikByte is not a subsidiary of any company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.



          Exhibit Number                                          Description
        --------------------    --------------------------------------------------------------------------------
                2.1             Securities Purchase Agreement by and among QuikByte Software, Inc. and KI
                                Equity Partners V, LLC dated March 2, 2007 (incorporated by reference from
                                Exhibit 2.1 of  Form 8-K dated March 2, 2007 and filed with the SEC on March
                                6, 2007)

                3.1             Articles of Incorporation (incorporated by reference from Exhibit 3.1 of
                                Registration Statement No. 33-28465-LA)

                3.2             Bylaws (incorporated by reference from Exhibit 3.2 of Registration Statement
                                No.33-28465-LA)

                3.3             Amendment to Articles of Incorporation filed March 2, 2007 (incorporated by reference from Exhibit 3.3 of Form 8-K dated March 2, 2007 and filed with the
                                SEC on March 6, 2007)

                31              Section 302 Certification of Reed Clayson*

                32              Section 1350 Certification of Reed Clayson*

                                * Filed with this Annual Report


     (b) Reports on Form 8-K


     No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2006.



ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)      AUDIT FEES

     The aggregate fees billed for the years ended December 31, 2005 and 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such period were $7,900.

(2)      AUDIT-RELATED FEES

     There were no fees billed for the years ended December 31, 2005 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)      TAX FEES

     There were no fees  billed for the years ended  December  31, 2005 and 2006
for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice, and tax planning.

(4)  ALL OTHER FEES

     There were no other fees billed for the years ended December 31, 2005 and 2006 for products and services provided by the principal accountant, other than the services reported above.

     All audit work was performed by the auditors' full time employees.


PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                             QUIKBYTE SOFTWARE, INC.
                        (A Development Stage Enterprise)

                              FINANCIAL STATEMENTS

                                December 31, 2006

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheet as of December 31, 2005 and 2006                               F-2

Statement of Operations  for the years ended  December 31, 2005 and 2006     F-3
and for the period from January 26, 1989 (Inception) through December 31, 2006

Statement  of  Stockholders'  Equity  for  the  period  from  January        F-4
26,  1989(Inception) through December 31, 2006.

Statement  of Cash Flows for the years ended  December 31, 2005 and 2006     F-5
and for the period from January 26, 1989 (Inception) through December
31, 2006

Notes to Financial Statements                                        F-6 to F-11

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Quikbyte Software, Inc.
Arvada, Colorado


We have audited the accompanying balance sheet of Quikbyte Software, Inc. (A Development Stage Company) as of December 31, 2006 and 2005 and the related statement of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. (A Development Stage Company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, condition exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jaspers + Hall, PC
Denver, Colorado
March 12, 2007


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  December 31,






                                                                                                    Audited
                                                                                          2006                   2005
                                                                                     ---------------         --------------
ASSETS

   Current Assets:
      Cash                                                                                 $ -                   $ -
                                                                                     ---------------         --------------
Total Current Assets                                                                         -                     -
                                                                                     ---------------         --------------
TOTAL ASSETS                                                                               $ -                   $ -
                                                                                     ===============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current Liabilities:
         Accounts payable and accrued expenses                                           $ 471,785                $ 32,500
                                                                                     ---------------         --------------
Total Current Liabilities                                                                  471,785                  32,500
                                                                                     ---------------         --------------
 Stockholders' Equity (Deficit):
     Preferred stock, $.0001 par value, 100,000,000 shares                                   -                     -
        authorized, none issued and outstanding
    Common stock, $.0001 par value, 500,000,000 shares                                      14,205                  14,205
        authorized, 142,049,012 shares issued and outstanding
    Additional Paid-In Capital                                                             717,171                 717,171
    Deficit accumulated during the development stage                                    (1,203,161)               (763,876)
                                                                                     ---------------         --------------
Total Stockholders' Equity (Deficit)                                                      (471,785)                (32,500)
                                                                                     ---------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ -                    $ -
                                                                                     ===============         ==============

The accompanying notes are an integral part of these financial statements



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage company)
                            Statements of Operations
                        For the Year Ended December 31,






                                                                                                January 26, 1989
                                                                                                (Inception) to
                                                                                                December 31,
                                                          2006                   2005                2006
                                                    -----------------       ----------------    ----------------
Revenue:
                                                                 $ -                    $ -               $ 269
                                                    -----------------       ----------------    ----------------
Total Income                                                       -                      -                 269
                                                    -----------------       ----------------    ----------------
Operating Expenses:
     Consulting and Professional fees                        434,385                      -             481,885
     Depreciation and amortization                                 -                      -              53,516
     Research and development                                      -                      -             470,932
     General and administrative                                4,900                      -             503,234
                                                    -----------------       ----------------    ----------------
Total Expenses                                               439,285                      -           1,509,567
                                                    -----------------       ----------------    ----------------
Other Expenses/Income:
     Interest Income                                               -                      -               8,024
     Write-off old debts                                           -                308,031             308,031
     Interest Expense                                              -                      -              (9,918)
                                                    -----------------       ----------------    ----------------
Net Profit (Loss)                                         $ (439,285)             $ 308,031        $ (1,203,161)
                                                    -----------------       ----------------    ----------------
Per Share Information:
     Weighted average number
     of common shares outstanding                        142,049,012            142,049,012
                                                    -----------------       ----------------
Basic and diluted net loss per share                        $ (0.003)               $ 0.002
                                                    =================       ================

The accompanying note are an integral part of these financial statements.


                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)




                                       COMMON STOCK            Additional                      Total
                                                               Paid-In        Accumulated    Stockholders'
                                   # of Shares    Amount       Capital        Deficit          Equity
                                   -----------    ------       ----------    -------------    -----------

Balance - January 26, 1989                 -          $ -           $ -              $ -         $ -
Issuance of stock to founders     55,500,000        5,550        (5,550)               -           -
Issuance of stock for cash        65,500,000        6,550       249,470                -        256,020
Issuance of stock for services     3,000,000          300        14,700                -         15,000
Issuance of stock for warrants             -            -           100                -            100
Net Loss for Period                        -            -             -          (74,393)       (74,393)
                                  -----------    ---------    ----------    -------------    -----------
Balance - December 31, 1989      124,000,000       12,400       258,720          (74,393)       196,727
                                  -----------    ---------    ----------    -------------    -----------
Issuance of stock for employment   4,400,000          440        98,560                -         99,000
Warrants exercised                 3,550,000          355        69,851                -         70,206
Net Loss for Year                          -            -             -         (424,063)      (424,063)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1990      131,950,000      13,195       427,131         (498,456)       (58,130)
                                  -----------    ---------    ----------    -------------    -----------
Warrants exercised                 6,150,000          615       122,385                -        123,000
Issuance of stock for employment   1,800,000          180        45,820                -         46,000
Issuance of stock for cash         2,149,012          215       121,835                -        122,050
Net Loss for Year                          -            -             -         (531,532)      (531,532)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1991      142,049,012      14,205       717,171       (1,029,988)      (298,612)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1992      142,049,012      14,205       717,171       (1,030,751)      (299,375)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1993      142,049,012      14,205       717,171       (1,031,514)      (300,138)

Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1994      142,049,012      14,205       717,171       (1,032,277)      (300,901)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1995      142,049,012      14,205       717,171       (1,033,040)      (301,664)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1996      142,049,012      14,205       717,171       (1,033,803)      (302,427)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1997      142,049,012      14,205       717,171       (1,034,566)      (303,190)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1998      142,049,012      14,205       717,171       (1,035,329)      (303,953)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 1999      142,049,012      14,205       717,171       (1,036,092)      (304,716)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2000      142,049,012      14,205       717,171       (1,036,855)      (305,479)
                                  -----------    ---------    ----------    -------------    -----------

Net Loss for Year                          -            -             -          (20,763)       (20,763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2001      142,049,012      14,205       717,171       (1,057,618)      (326,242)
                                  -----------    ---------    ----------    -------------    -----------

Net Loss for Year                          -            -             -          (12,763)       (12,763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2002      142,049,012      14,205       717,171       (1,070,381)      (339,005)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2003      142,049,012      14,205       717,171       (1,071,144)      (339,768)
                                  -----------    ---------    ----------    -------------    -----------

Net Loss for Year                          -            -             -             (763)          (763)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2004      142,049,012      14,205       717,171       (1,071,907)      (340,531)
                                  -----------    ---------    ----------    -------------    -----------
Net Profit for Year                        -            -             -          308,031        308,031
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2005      142,049,012      14,205       717,171         (763,876)       (32,500)
                                  -----------    ---------    ----------    -------------    -----------
Net Loss for Year                          -            -             -         (439,285)      (439,285)
                                  -----------    ---------    ----------    -------------    -----------
Balance -  December 31, 2006      142,049,012    $ 14,205     $ 717,171     $ (1,203,161)    $ (471,785)
                                  ===========    =========    ==========    =============    ===========

The accompanying notes are an integral part of these financial statements.



                            QUIKBYTE SOFTWARE, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                        For the Year Ended December 31,

                                Indirect Method


                                                                                                             January 26, 1989
                                                                                                             (Inception) to
                                                                                                             December 31,
                                                                             2006             2005               2006
                                                                         --------------   --------------     -------------
Cash Flows from Operating Activities:

     Net Profit (Loss)                                                      $ (439,285)         $ 308,031     $(1,203,161)
     Stock issued for services                                                       -                -           160,100
     Depreciation and amortization                                                   -                -            53,516
     Write down of computer software                                                 -                -           173,358
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accounts payable and accrued expenses              439,285          (51,803)          471,785
     Increase (Decrease) in interest payable                                         -           (9,918)                -
     (Decrease) in salaries payable                                                  -         (236,773)                -
                                                                         --------------   --------------     -------------
Net Cash Used by Operating Activities                                                -            9,537          (344,402)
                                                                         --------------   --------------     -------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                              -                -           (52,516)
     Organizational costs                                                            -                -            (1,000)
     Increase in computer software                                                   -                -          (173,359)
                                                                         --------------   --------------     -------------
Net Cash used in Investing Activities                                                                            (226,875)
                                                                                                             -------------

Cash Flows from Financing Activities:
     Proceeds from notes payable                                                     -                -             9,537
     Write off old Notes Payable                                                     -           (9,537)           (9,537)
     Proceeds from stock issuance                                                    -                -           571,277
                                                                         --------------   --------------     -------------
Net Cash Provided by Financing Activities                                            -           (9,537)          571,277
                                                                         --------------   --------------     -------------
Net Increase in Cash & Cash Equivalents                                              -                -                 -

Beginning Cash & Cash Equivalents                                                    -                -                 -
                                                                         --------------   --------------     -------------
Ending Cash & Cash Equivalents                                                     $ -              $ -               $ -
                                                                         ==============   ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                        $ -              $ -               $ -
                                                                         ==============   ==============     =============
     Cash paid for Income Taxes                                                    $ -              $ -               $ -
                                                                         ==============   ==============     =============
NON-CASH TRANSACTION
   Debt forgiveness                                                                $ -        $ 308,031         $ 308,031
                                                                         ==============   ==============     =============

The accompanying notes are an integral part of these financial statements.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006

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

Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has no assets and current liabilities exceed current assets by $471,785 as of December 31, 2006. Also the Company has suffered losses of $1,203,161 during the development stage.

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006


  Note 2 - Summary of Significant Accounting Policies: Continued

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. At December 31, 2006 the Company had a $0 cash balance.

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


Note 3 - Income Taxes:

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2006 are as follows:

                                       200

                    Deferred tax assets:
                    Net operating loss carryforwards                1,203,161
                    Valuation allowance for deferred tax assets    (1,203,161)
                                                                    ----------
                    Net deferred tax assets                        $        0
                                                                   =============

         At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,203,161 respectively for federal income tax purposes. These carryforwards if not utilized to offset taxable income begin to expire in 2015. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006


  Note 4 - Capital Stock Transactions:

         The Company has authorized 100,000,000 shares of Preferred Stock at $.0001 par value, none have been issued. The Company has authorized 500,000,000 shares of Common Stock at $.0001 par value, there were 142,049,012 shares of Common Stock outstanding at December 31, 2006. No shares of Common Stock were issued in 2006. See Note 6 - Subsequent Events.


Note 5 - Financial Accounting Developments:

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

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006

Note 5 - Financial Accounting Developments (Cont):

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

         In February 2006 the amendment to FASB Statement No 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities was issued as SFAS 155, Accounting for Certain Hybrid Financial Instruments.

         This  Statement  permits  fair  value   remeasurement  for  any  hybrid
         financial instrument that contains an embedded derivative that otherwise would require bifurcation. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

         This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006

Note 5 - Financial Accounting Developments (Cont):

         The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis. The Company is currently reviewing the effects of adoption of this Statement but it is not expected to have a material impact on our financial statement

         In March 2006 the amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities was issued as SFAS 156, Accounting for Servicing of Financial Assets.

         This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits and entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. .Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statement.

Note 6 - Subsequent Events:

         Effective January 24, 2007, the Company issued a promissory note in the amount of $434,385 to Michael A. Littman, Esq. to evidence amounts the Company owes to him for legal services and cost advances made on behalf of the Company in connection with the Company's efforts to bring it current in its reporting obligations under the Exchange Act

         Effective January 31, 2007, the Company issued 150,000,000 shares of its common stock (on a pre-Reverse Split basis) to Ponce Acquisition, LLC ("Ponce") for $15,000, or $0.0001 per share. The proceeds from this issuance were used to pay a portion of the costs to bring the Company current in its reporting obligations under the Exchange Act. Michael A. Littman, Esq., who is the Company's legal counsel, is the managing member of Ponce.

                             Quikbyte Software, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2006

Note 6 - Subsequent Events (cont):

         On March 2, 2007, the Company amended its Articles of Incorporation to reduce its authorized capital stock. The amendment reduced the authorized common stock from 500,000,000 shares, with a par value of $0.0001 per share, to 250,000,000 shares, with a par value of $0.0001 per share. The amendment also reduced the authorized preferred stock from 100,000,000 shares, with a par value of $0.0001 per share, to 10,000,000 shares, with a par value of $0.0001 per share.

          The amendment also provided for a 1-for-20 reverse stock split ("Reverse Split") of the Company's common stock outstanding on March 16, 2007. No fractional shares of common stock or scrip certificate therefor were issued to the holders of the shares of common stock by reason of the foregoing Reverse Split. Any fractions resulting from the Reverse Split computation will be rounded up to the next whole share. The total number of shares of common stock that the Company is authorized to issue remains 250,000,000 shares after the Reverse Split.

         On March 2, 2007, the Company entered into the Purchase Agreement under which the Company has agreed to sell to a third party purchaser 60,000,000 shares of the Company's Common Stock, on a post-Reverse Split basis ("Shares") for a purchase price of $600,000 ("Purchase Price"), or $0.01 per share. The Company has agreed to certain demand and piggyback registration rights to the purchaser with respect to the Shares.

         In connection with the Purchase Agreement, and as a condition to the Closing, certain former executive officers and directors of the Company for all or a portion of the period commencing January 26, 1989 and ending on or about December 31, 1991 are to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain settlement agreement ("Settlement Agreement") to be executed prior to the Closing. The Company will pay the Former Principals, at the Closing, an aggregate cash payment of $30,000. The Former Principals have also agreed to cancel, and return to the Company, an aggregate of 2,450,000 shares of common stock, on a post-Reverse Split basis.

         In connection with the Purchase Agreement, and as a condition to the Closing, Ponce Acquisition, LLC ("Ponce") will agree to cancel, and return to the Company, an aggregate of 7,450,000 shares of common stock, on a post-Reverse Split basis.

         The transactions contemplated under the Purchase Agreement are expected to be completed on or before March 15, 2007. However, there is no assurance that the transactions under the Purchase Agreement will be completed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     QUIKBYTE SOFTWARE, INC.



Date: March 16, 2007                                 By:  /s/ Reed Clayson
                                                          ----------------
                                                              Reed Clayson
                                                              President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on March 14, 2007.

         Signatures                Title

         /s/ Reed Clayson          President (Principal Executive Officer),
         ---------------------
                                   Secretary (Principal Financial and Accounting
                                   Officer) and Director



         /s/ Redgie Green                            Director



         /s/ Wesley F. Whiting                       Director
         ---------------------