Form 10QSB
period 2007-03-31
QUIKBYTE SOFTWARE INC
filed 2007-05-14
CIK 850261

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-52228

QuikByte Software, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	33-0344842
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

936A Beachland Blvd., Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (772) 231-7544

7609 Ralston Road Arvada, Colorado 80002
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,302,460 shares of common stock, par value $0.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

QUIKBYTE SOFTWARE, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	3

Condensed Balance Sheets, March 31, 2007 (unaudited) and December 31, 2006	4

Condensed Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited), and for the Period from Inception (January 26, 1989) through March 31, 2007 (unaudited)	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited), and for the Period from Inception (January 26, 1989) through March 31, 2007 (unaudited)	8

Notes to Condensed Financial Statements for the Three Months Ended March 31, 2007	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	19

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. QuikByte Software, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$75,458	$-
Restricted cash	10,398	-

Total current assets	85,856	-

Total assets	$85,856	$-

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$36,584	$471,785

Total current liabilities	36,584	471,785

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 2,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares
authorized; 79,302,460 and 7,102,460 shares issued
and outstanding, respectively	7,930	710
Additional paid-in capital	1,484,446	730,666
(Deficit) accumulated during the development stage	(1,443,104)	(1,203,161)

Total stockholders' equity (deficit)	49,272	(471,785)

Total liabilities and stockholders' equity (deficit)	$85,856	$-

The accompanying notes are an integral part of these condensed financial statements

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended		Cumulative Period From January 26, 1989
	March 31,		(Inception) To
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$269

Operating Expenses
Consulting and professional fees	207,475	-	689,360
Depreciation and amortization	-	-	53,516
Research and development	-	-	470,932
General and administrative	2,472	-	505,706

Total operating expenses	209,947	-	1,719,514

Loss from operations	(209,947)	-	(1,719,245)

Other income (expense)
Interest income	4	-	8,028
Interest (expense)	-	-	(9,918)
Other income	-	-	308,031
Other (expense) (Note 3)	(30,000)	-	(30,000)

Net (loss)	$(239,943)	$-	$(1,443,104)

Net (loss) per share - basic and diluted	$(.01)	$-

Weighted average number of shares of outstanding - basic and diluted	19,199,127	7,102,460

The accompanying notes are an integral part of these condensed financial statements

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to March 31, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at January 26, 1989	-	$-	$-	$-	$-

Issuance of common stock to founders	2,775,000	278	(278)	-	-
Issuance of common stock for cash	3,275,000	328	255,693	-	256,020
Issuance of common stock for services	150,000	15	14,985		15,000
Issuance of common stock for warrants	-	-	100	-	100
Net (loss)	-	-	-	(74,393)	(74,393)
Balances at December 31, 1989	6,200,000	$620	$270,500	$(74,393)	$196,727

Issuance of common stock for employment	220,000	22	98,978	-	99,000
Warrants exercised	177,500	18	70,188	-	70,206
Net (loss)	-	-	-	(424,063)	(424,063)
Balances at December 31, 1990	6,597,500	$660	$439,666	$(498,456)	$(58,130)

Warrants exercised	307,500	31	122,969	-	123,000
Issuance of common stock for employment	90,000	9	45,991	-	46,000
Issuance of common stock for cash	107,460	11	122,039	-	122,050
Net (loss)	-	-	-	(531,532)	(531,532)
Balances at December 31, 1991	7,102,460	$710	$730,666	$(1,029,988)	$(298,612)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1992	7,102,460	$710	$730,666	$(1,030,751)	$(299,375)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1993	7,102,460	$710	$730,666	$(1,031,514)	$(300,138)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1994	7,102,460	$710	$730,666	$(1,032,277)	$(300,901)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1995	7,102,460	$710	$730,666	$(1,033,040)	$(301,664)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1996	7,102,460	$710	$730,666	$(1,033,803)	$(302,427)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1997	7,102,460	$710	$730,666	$(1,034,566)	$(303,190)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1998	7,102,460	$710	$730,666	$(1,035,329)	$(303,953)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1999	7,102,460	$710	$730,666	$(1,036,092)	$(304,716)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

The accompanying notes are an integral part of these condensed financial statements

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to March 31, 2007
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	-	-	-	(20,763)	(20,763)
Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	-	-	-	(12,763)	(12,763)
Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	-	-	-	308,031	308,031
Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	-	-	-	(439,285)	(439,285)
Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash on January 31, 2007	7,500,000	750	14,250	-	15,000
Return and cancellation of common stock on March 21, 2007	(9,900,000)	(990)	990		-
Issuance of common stock for cash on March 21, 2007	60,000,000	6,000	594,000	-	600,000
Issuance fo common stock for cash on March 26, 2007	7,500,000	750	74,250	-	75,000
Issuance of common stock for services on March 26, 2007	7,100,000	710	70,290	-	71,000
Net (loss)	-	-	-	(239,943)	(239,943)
Balances at March 31, 2007	79,302,460	$7,930	$1,484,446	$(1,443,104)	$49,272

The accompanying notes are an integral part of these condensed financial statements

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	Three Months Ended		Cumulative Period From January 26, 1989
	March 31,		(Inception) To
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(239,943)	$-	$(1,443,104)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	71,000	-	231,100
Depreciation and amortization	-	-	53,516
Write down of computer software	-	-	173,358
Changes in operating assets and liabilities:
Restricted cash	(10,398)	-	(10,398)
Accounts payable and accrued expenses	(435,201)	-	36,584

Net cash provided by (used in) operating activities	(614,542)	-	(958,944)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(52,516)
Increase in computer software	-	-	(173,359)
Organizational costs	-	-	(1,000)

Net cash (used in) investing activities	-	-	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	-	9,537
Write off of notes payable	-	-	(9,537)
Proceeds from issuance of common stock	690,000	-	1,261,277

Net cash provided by financing activities	690,000	-	1,261,277

Net increase (decrease) in cash and cash equivalents	75,458	-	75,458

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$75,458	$-	$75,458

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$990	$-	$990
Forgiveness of debt	$-	$-	$308,831

The accompanying notes are an integral part of these condensed financial statements

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

1.	Organization and Basis of Presentation
The accompanying unaudited condensed financial statements of QuikByte Software, Inc. (the “Company” or “QuikByte”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about March 19, 2007.

Organization and Business
QuikByte Software, Inc. (the Company) was incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.

During the first quarter of fiscal year 2007, a change in control of the Company occurred (see Note 3) resulting in the resignation of the previously existing officers and directors of the Company.

Following the change in control, the Company’s principal business objective for the remainder of the fiscal year and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Basis of Presentation
To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern
The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2007 and For the Cumulative Period From Inception (January 26, 1989) to March 31, 2007, the Company’s comprehensive loss was the same as its net loss.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value  is used to measure recognized assets and liabilities, the inputs used to develop the  measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year- end entities).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition  assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Change of Control

On March 2, 2007, QuikByte and KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”) entered into a securities purchase agreement (“Purchase Agreement”) under which QuikByte agreed to sell to KI Equity, and KI Equity agreed to purchase from QuikByte, 60,000,000 shares of QuikByte’s common stock (the “Shares”) for a purchase price of $600,000 (“Purchase Price”), or $0.01 per share. The closing of the transactions under the Purchase Agreement occurred on March 23, 2007 (“Closing”).

The issuance of the Shares is intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission (“SEC” or “Commission”) or with any state securities commission in connection with the issuance of the Shares. However, QuikByte has granted certain demand and piggyback registration rights to KI Equity with respect to the Shares. At the Closing, QuikByte and KI Equity executed a registration rights agreement (“Registration Rights Agreement”) granting the foregoing registration rights.

Prior to the Closing, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom were former executive officers and directors of QuikByte for all or a portion of the period commencing January 26, 1989 and ending on or about December 31, 1991 (collectively, the “Former Principals”) agreed to terminate any and all agreements and contracts with QuikByte and irrevocably release QuikByte from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain settlement agreement (“Settlement Agreement”) executed by the parties. QuikByte paid the Former Principals, at the Closing, an aggregate cash payment of $30,000. The Former Principals also cancelled, and returned to QuikByte, an aggregate of 2,450,000 shares of common stock.

Following the execution of the Settlement Agreement, the Company recorded the $30,000 aggregate sum paid to the Former Principles as Other (Expense) in the accompanying condensed statement of operations.

Prior to Closing, Ponce Acquisition, LLC (“Ponce Acquisitions”) also agreed to cancel, and returned to QuikByte, an aggregate of 7,450,000 shares of common stock. Michael A. Littman, who is the Company’s legal counsel, is the managing member of Ponce.

Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the existing officers and directors of QuikByte resigned and Kevin R. Keating was appointed as a director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of QuikByte.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Effective as of the Closing, Jeff L. Andrews and Margie L. Blackwell were also appointed directors. Accordingly, at the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of QuikByte’s directors occurred.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity. Additionally, Jeff L. Andrews and Margie L. Blackwell are members of Keating Investments, LLC

4.	Stockholders’ Equity (Deficit)

On March 2, 2007, the Company amended its Articles of Incorporation to reduce its authorized capital stock. The amendment reduced the authorized common stock from 500,000,000 shares, with a par value of $0.0001 per share, to 250,000,000 shares, with a par value of $0.0001 per share. The amendment also reduced the authorized preferred stock from 100,000,000 shares, with a par value of $0.0001 per share, to 2,000,000 shares, with a par value of $0.0001 per share.

The amendment also provided for a 1-for-20 reverse stock split (“Reverse Split”) of the Company’s common stock outstanding on March 16, 2007. No fractional shares of common stock or scrip certificate were issued to the holders of the shares of common stock by reason of the foregoing Reverse Split. Any fractions resulting from the Reverse Split computation were rounded up to the next whole share, resulting in the issuance of 9 additional shares of common stock on a post Reverse Split basis. The total number of shares of common stock that the Company is authorized to issue remains 250,000,000 shares after the Reverse Split.

As of March 31, 2007, there were 79,302,460 shares of common stock issued and outstanding (on a post-Reverse Split basis) and zero shares of preferred stock issued and outstanding.

On January 31, 2007, the Company issued 7,500,000 shares of its common stock (on a post-Reverse Split basis) to Ponce Acquisition for aggregate consideration $15,000, or $0.002 per share. The proceeds from this issuance were used to pay a portion of the costs to bring the Company current in its reporting obligations under the Exchange Act. Michael A. Littman, who was the Company’s legal counsel prior to the Change of Control Transaction as discussed in Note 3, is the managing member of Ponce.

On March 21, 2007, as a condition to the Change of Control Transaction as discussed in Note 3, Ponce Acquisitions cancelled and returned to QuikByte an aggregate of 7,450,000 shares of common stock (on a post-Reverse Split basis). The Company accounted for the return and cancellation of these shares as a reduction to common stock at par value, with a corresponding increase to additional paid-in capital.

On March 21, 2007, as a condition to the Change of Control Transaction as discussed in Note 3, the Former Principals of QuikByte cancelled and returned to QuikByte an aggregate of 2,450,000 shares of common stock (on a post-Reverse Split basis). The Company accounted for the return and cancellation of these shares as a reduction to common stock at par value, with a corresponding increase to additional paid-in capital.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On March 21, 2007, the Company issued 60,000,000 shares of its common stock to KI Equity for aggregate consideration of $600,000, or $0.01 per share. The proceeds from this sale were used to settle a variety of pre-existing liabilities of the Company.

On March 26, 2007, the Company issued 7,500,000 shares of its common stock to KI Equity for aggregate consideration of $75,000, or $0.01 per share. The proceeds from this sale are to be used for working capital to pay expenses to maintain the reporting status of the Company.

On March 26, 2007, the Company issued 1,600,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $16,000, or $0.01 per share.

On March 26, 2007, the Company also issued 5,500,000 shares of its Common Stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $55,000, or $0.01 per share.

The shares of Common Stock issued to KI Equity, Kevin R. Keating and GFI in March of 2007 were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. As such, the shares of Common Stock issued to KI Equity, Kevin R. Keating and GFI will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption there from. The Company has granted demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares.

Immediately following the above stock issuances, the Company had 79,302,460 shares of Common Stock outstanding. KI Equity owns a total of 67,500,000 shares of the Company’s Common Stock immediately after the above stock issuances.

5.	Related Party Transactions

Effective March 26, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Company Background

Currently, the Company is a shell company [as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”)]. It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of our stockholders will be negotiated by our management and the target company. The Company currently does not have any relevant operating business, revenues form operations or assets.

The search for a target business will not be restricted to any specific business, industry or geographic location and we may participate in a business venture of virtually any kind or nature. The business plan is intended to be broad so that we are not limited in evaluating and pursuing any business objective that would bring value to our stockholders. We anticipate that we will be able to complete only one potential business combination because of our nominal assets and limited financial resources. We also believe that we will require additional capital from time to time to be able to support our reporting obligations and maintenance of our corporate status and to fund any business combination expenses. We currently do not have any identified sources of working capital funds. There is no assurance that we will be able to find a business opportunity or that we will be able to complete a business combination.

The Company was incorporated in the State of Colorado on January 26,1989. Its original business purpose was to develop and market computer software. Although the Company was able to fund operations during the 1989 to 1991 period, its capital resources were depleted by 1992, and at that time the Company became dormant.

In September 2006, the Company filed a Form 8-A12G to register the common stock under Section 12(g) of the Exchange Act. During 2006, the common stock began being quoted on the Over-the-Counter Bulletin Board.

On March 2, 2007, KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), entered into a securities purchase agreement pursuant to which it bought 60,000,000 shares of common stock from the Company for a purchase price of $600,000. The sale of common stock was completed on March 21, 2007. The issuance of these shares was intended to qualify for an exemption from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to Section 4(2) thereof and other available exemptions. As a result, these shares are considered “restricted securities.” There is no registration statement covering these shares for resale by the holder thereof. The Company, however, has granted certain demand and piggyback registration rights to KI Equity with respect to the shares under a registration rights agreement.

In connection with the KI Equity securities purchase, Bruno Koch, J.B. Heidbrecht and Mark Nixon, each of whom were former executive officers and directors of the Company for all or a portion of the period commencing January 26, 1989, and ending on or about December 31, 1991 (collectively “Former Principals”), agreed to terminate any and all agreements and contracts with the Company and to release the Company from any and all debts, liabilities and obligations, pursuant to a settlement agreement (“Settlement Agreement”). The Company paid the Former Principals an aggregate cash payment of $30,000. The Former Principals also returned to the Company for cancellation an aggregate of 2,450,000 shares of common stock.

Also in connection with the KI Equity securities purchase, Ponce Acquisition, LLC, a stockholder of the Company, agreed to return to the Company for cancellation an aggregate of 7,450,000 shares of common stock.

On March 23, 2007, the existing officers of the Company resigned and the existing directors appointed Kevin R. Keating as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. At the same time, the existing directors appointed Kevin R. Keating, Jeff L. Andrews and Margie L. Blackwell as directors and then resigned. The change of control was made in compliance with the requirements of Section 14(f) of the Exchange Act.

On March 26, 2007, the Company issued 7,500,000 shares of common stock to KI Equity for a purchase price of $75,000. The proceeds from the purchase price will be used for working capital to pay expenses to maintain the reporting status of the Company.

On March 26, 2007, the Company issued 1,600,000 shares of common stock to Kevin R. Keating, for services rendered to the Company valued at $16,000.

On March 26, 2007, the Company issued 5,500,000 shares of common stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $55,000.

The issuance of shares to KI Equity, Kevin R. Keating and GFI on March 26, 2007 was intended to qualify for an exemption from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to Section 4(2) thereof and other available exemptions. As a result, these shares are considered “restricted securities.” There is no registration statement covering these shares for resale by the holders thereof. The Company, however, has granted certain demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the shares under registration rights agreements.

Immediately following the above stock issuances, the Company had 79,302,460 shares of Common Stock outstanding. KI Equity owns a total of 67,500,000 shares of the Company’s Common Stock immediately after the above stock issuances.

The Company currently is authorized under its Articles of Incorporation, as amended, to issue 250,000,000 shares of common stock, $0.0001 par value per share, and 2,000,000 shares of preferred stock, $0.0001 par value per share. There are no shares of preferred stock outstanding. Following the issuance of shares of common stock to KI Equity, Kevin R. Keating and GFI and the share cancellations by the Former Principals and Ponce Acquisition, LLC, currently there are 79,302,460 shares of common stock outstanding, of which KI Equity owns 67,500,000 shares, or approximately 85.1% of the outstanding common stock.

Results of Operations

For the three months ending March 31, 2007 the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $(239,943), as compared with a net loss of $(0) for the corresponding period in 2006 when the Company was inactive. During the three months ending March 31, 2007, the Company incurred $209,947 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter. During the three months ending March 31, 2007, the Company incurred $30,000 of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $85,856, which were comprised of $75,458 of cash and cash equivalents and $10,398 of restricted cash. The Company’s current liabilities as of March 31, 2007 were $36,584, comprised of trade accounts payable and accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Operating activities	$(614,542)	$-
Investing activities	-	-
Financing activities	$690,000	-
Net effect on cash	$75,458	$-

The Company has nominal assets and has generated minimal revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Plan of Operations

The Company’s Plan of Operations is based on identifying and attracting a suitable company that has both a business history and operating assets, with which to effect a business combination. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature.

The Company may seek a business combination with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity will be complex and extremely risky. Company’s management believes that there are many entities seeking the benefits of merging with or being acquired by an issuer which has complied with the reporting requirements of the Exchange Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes and regulations) for stockholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets upon consummation of a transaction. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the Exchange Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s stockholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis, in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

In analyzing potential business opportunities, the Company’s management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and
(ii) costs relating to consummating an acquisition.

The Company currently does not engage in any business activities that provide cash flow. We believe we will be able to meet these costs for at least the next 12 months through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. Alternatively, a target business may require substantial capital for the further development of its operations. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2007, the Company issued 7,500,000 shares of its common stock to Ponce Acquisition, LLC ("Ponce Acquisition") for aggregate consideration $15,000, or $0.002 per share.

On March 21, 2007, the Company issued 60,000,000 shares of its common stock to KI Equity Partners V, LLC ("KI Equity") for aggregate consideration of $600,000, or $0.01 per share.

On March 26, 2007, the Company issued 7,500,000 shares of its common stock to KI Equity for aggregate consideration of $75,000, or $0.01 per share.

On March 26, 2007, the Company issued 1,600,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $16,000, or $0.01 per share.

On March 26, 2007, the Company also issued 5,500,000 shares of its Common Stock to Garisch Financial, Inc. ("GFI") for consulting services rendered to the Company valued at $55,000, or $0.01 per share.

The shares of Common Stock issued to Ponce Acquisition, KI Equity, Kevin R. Keating and GFI were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The Company granted demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 20, 2007, the Company held an annual meeting of stockholders. The following matters were presented to the stockholders which were approved as indicated.

The stockholders elected the following persons as directors of the Company: Reed Clayson, Wesley Whiting and Redgie Green. The following is a tabulation of the votes on this matter:

	For	Against
Reed Clayson	150,909,000	-0-
Wesley Whiting	150,909,000	-0-
Redgie Green	150,809,000	-0-

A.  The stockholders approved the appointment of Jaspers + Hall, PC, of Denver, Colorado as the independent public accountants of the Company for the fiscal year ended December 31, 2006 by the following vote: For: 150,809,000, Against: 100,000 and Abstained and Broker Non-Votes -0-.

B.  The stockholders approved the authority of the board of directors to file an amendment to the certificate of incorporation to change the name of the Company to one of their selection: For: 150,809,000, Against: 100,000 and Abstained and Broker Non-Votes -0-.

C.  The stockholders approved a reverse split of the outstanding common stock of the Company at the rate of 20 outstanding shares for one new share: For: 150,809,000, Against: 100,000 and Abstained and Broker Non-Votes -0-.

D.  The stockholders approved an amendment to the certificate of incorporation to reduce the authorized shares of common stock from 500,000,000 to 250,000,000 shares and the authorized shares of preferred stock from 10,000,000 to 2,000,000 shares: For: 150,809,000, Against: 100,000 and Abstained and Broker Non-Votes -0-.

Item 5. Other Information.

Effective March 26, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero has agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Item 6. Exhibits.

Exhibit	Description
2.1
Securities Purchase Agreement by and among QuikByte Software, Inc. and KI Equity Partners V, LLC dated March 2, 2007 (Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 6, 2007)

2.2
Registration Rights Agreement by and between QuikByte Software, Inc. and KI Equity Partners V, LLC dated March 23, 2007 (Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 23, 2007)

3.3
Articles of Amendment to the Articles of Incorporation filed March 2, 2007 (Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 6, 2007)

10.1
Management Agreement by and between QuikByte Software, Inc. and Vero Management, L.L.C. dated March 26, 2007 (Incorporated by reference from the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 2007)

10.2	Registration Rights Agreement by and between QuikByte Software, Inc. and KI Equity Partners V, LLC dated March 26, 2007

10.3	Registration Rights Agreement by and between QuikByte Software, Inc. and Kevin R. Keating dated March 26, 2007

10.4	Registration Rights Agreement by and between QuikByte Software, Inc. and Garisch Financial, Inc. dated March 26, 2007

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKBYTE SOFTWARE, INC.

Date: May 14, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President