Form 10QSB
period 2007-06-30
QUIKBYTE SOFTWARE INC
filed 2007-08-13
CIK 850261

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to   _____

Commission file number 000-52228

Quikbyte Software, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	33-0344842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

936A Beachland Blvd., Suite 13 Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number : (772) 231-7544

___________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,302,460 shares of common stock, par value $0.0001 per share, outstanding as of August 13, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

QUIKBYTE SOFTWARE, INC.

INDEX

PART I - FINANCIAL INFORMATION:	Page

Item 1. Condensed Financial Statements	1

Condensed Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through June 30, 2007 (unaudited)	3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from January 26, 1989 (Inception) to June 30, 2007 (unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through June 30, 2007 (unaudited)	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Controls and Procedures	16

Item 3A(T). Controls and Procedures	16

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

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

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets
	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$42,754	$—
Restricted cash	10,398	—

Total current assets	53,152	—

Total assets	$53,152	$—

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$16,500	$471,785

Total current liabilities	16,500	471,785

Stockholders' Equity (Deficit) Preferred stock, $0.0001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 79,302,460 and 7,102,460 shares issued and outstanding, respectively	7,930	710
Additional paid-in capital	1,484,446	730,666
(Deficit) accumulated during the development stage	(1,455,724)	(1,203,161)

Total stockholders' equity (deficit)	36,652	(471,785)

Total liabilities and stockholders' equity (deficit)	$53,152	$—

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		January 26, 1989
	June 30,		June 30,		(Inception) To
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$269

Operating Expenses
Consulting and professional fees	12,499	—	219,974	—	701,859
Depreciation and amortization	—	—	—	—	53,516
Research and development	—	—	—	—	470,932
General and administrative	121	—	2,593	—	505,827

Total operating expenses	12,620	—	222,567	—	1,732,134

Loss from operations	(12,620)	—	(222,567)	—	(1,731,865)

Other income (expense)
Interest income	—	—	4	—	8,028
Interest (expense)	—	—	—	—	(9,918)
Other income	—	—	—	—	308,031
Other (expense) (Note 3)	—	—	(30,000)	—	(30,000)

Net (loss)	$(12,620)	$—	$(252,563)	$—	$(1,455,724)

Net (loss) per share - basic and diluted	NIL	NIL	$(.005)	NIL

Weighted average number of shares of outstanding - basic and diluted	79,302,460	142,049,012	49,416,825	142,049,012

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to June 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at January 26, 1989	—	$—	$—	$—	$—

Issuance of common stock to founders	2,775,000	278	(278)	—	—
Issuance of common stock for cash	3,275,000	328	255,693	—	256,020
Issuance of common stock for services	150,000	15	14,985		15,000
Issuance of common stock for warrants	—	—	100	—	100
Net (loss)	—	—	—	(74,393)	(74,393)
Balances at December 31, 1989	6,200,000	$620	$270,500	$(74,393)	$196,727

Issuance of common stock for employment	220,000	22	98,978	—	99,000
Warrants exercised	177,500	18	70,188	—	70,206
Net (loss)	—	—	—	(424,063)	(424,063)
Balances at December 31, 1990	6,597,500	$660	$439,666	$(498,456)	$(58,130)

Warrants exercised	307,500	31	122,969	—	123,000
Issuance of common stock for employment	90,000	9	45,991	—	46,000
Issuance of common stock for cash	107,460	11	122,039	—	122,050
Net (loss)	—	—	—	(531,532)	(531,532)
Balances at December 31, 1991	7,102,460	$710	$730,666	$(1,029,988)	$(298,612)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1992	7,102,460	$710	$730,666	$(1,030,751)	$(299,375)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1993	7,102,460	$710	$730,666	$(1,031,514)	$(300,138)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1994	7,102,460	$710	$730,666	$(1,032,277)	$(300,901)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1995	7,102,460	$710	$730,666	$(1,033,040)	$(301,664)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1996	7,102,460	$710	$730,666	$(1,033,803)	$(302,427)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1997	7,102,460	$710	$730,666	$(1,034,566)	$(303,190)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1998	7,102,460	$710	$730,666	$(1,035,329)	$(303,953)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 1999	7,102,460	$710	$730,666	$(1,036,092)	$(304,716)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to June 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	—	—	—	(20,763)	(20,763)
Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	—	—	—	(12,763)	(12,763)
Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	—	—	—	(763)	(763)
Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	—	—	—	308,031	308,031
Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	—	—	—	(439,285)	(439,285)
Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash
on January 31, 2007	7,500,000	750	14,250	—	15,000
Return and cancellation of common stock
on March 21, 2007	(9,900,000)	(990)	990		—
Issuance of common stock for cash
on March 21, 2007	60,000,000	6,000	594,000	—	600,000
Issuance of common stock for cash
on March 26, 2007	7,500,000	750	74,250	—	75,000
Issuance of common stock for services
on March 26, 2007	7,100,000	710	70,290	—	71,000
Net (loss)	—	—	—	(252,563)	(252,563)
Balances at June 30, 2007	79,302,460	$7,930	$1,484,446	$(1,455,724)	$36,652

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
	Six Months Ended		January 26, 1989
	June 30,		(Inception) To
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(252,563)	$—	$(1,455,724)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	71,000	—	231,100
Depreciation and amortization	—	—	53,516
Write down of computer software	—	—	173,358
Changes in operating assets and liabilities:
Restricted cash	(10,398)	—	(10,398)
Accounts payable and accrued expenses	(455,285)	—	16,500

Net cash provided by (used in)
operating activities	(647,246)	—	(991,648)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(52,516)
Increase in computer software	—	—	(173,359)
Organizational costs	—	—	(1,000)

Net cash (used in) investing activities	—	—	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	—	—	9,537
Write off of notes payable	—	—	(9,537)
Proceeds from issuance of common stock	690,000	—	1,261,277

Net cash provided by financing activities	690,000	—	1,261,277

Net increase (decrease) in cash and cash equivalents	42,754	—	42,754

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$42,754	$—	$42,754

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$990	$—	$990
Forgiveness of debt	$—	$—	$308,831

The accompanying notes are an integral part of these condensed financial statements.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,731,865 and a cumulative net loss of $1,455,724. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended June 30, 2007 and For the Cumulative Period From January 26, 1989 (Inception) to June 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and six months ended June 30, 2007 or during the Cumulative Period From January 26, 1989 (Inception) to June 30, 2007.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities).

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

 QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

3.	Change in Control

On March 2, 2007, QuikByte and KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), entered into a securities purchase agreement (“Purchase Agreement”) under which QuikByte agreed to sell to KI Equity, and KI Equity agreed to purchase from QuikByte, 60,000,000 shares of QuikByte’s common stock (the “Shares”) for a purchase price of $600,000 (“Purchase Price”), or $0.01 per share. The closing of the transactions under the Purchase Agreement occurred on March 23, 2007 (“Closing”).

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

Prior to the Closing, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom were former executive officers and directors of QuikByte, for all or a portion of the period commencing January 26, 1989 and ending on or about December 31, 1991 (collectively, the “Former Principals”) agreed to terminate any and all agreements and contracts with QuikByte and irrevocably release QuikByte from any and all debts, liabilities and obligations, pursuant to the terms and conditions of a certain settlement agreement (“Settlement Agreement”) executed by the parties. QuikByte paid the Former Principals, at the Closing, an aggregate cash payment of $30,000. The Former Principals also cancelled, and returned to QuikByte, an aggregate of 2,450,000 shares of common stock.

Following the execution of the Settlement Agreement in March of 2007, the Company recorded the $30,000 aggregate sum paid to the Former Principles as Other (Expense).

Prior to Closing, Ponce Acquisition, LLC (“Ponce Acquisitions”) also agreed to cancel, and returned to QuikByte, an aggregate of 7,450,000 shares of common stock. Michael A. Littman, who was the then Company legal counsel, is the managing member of Ponce.

Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the existing officers and directors of QuikByte resigned, and Kevin R. Keating was appointed as a director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of QuikByte.

Effective as of the Closing, Jeff L. Andrews and Margie L. Blackwell were also appointed directors. Accordingly, at the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of QuikByte’s directors occurred.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity. Additionally, Jeff L. Andrews and Margie L. Blackwell are members of Keating Investments, LLC.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

4.	Stockholders’ Equity (Deficit)

On March 2, 2007, the Company amended its Articles of Incorporation to reduce its authorized capital stock. The amendment reduced the authorized common stock from 500,000,000 shares, par value of $0.0001 per share, to 250,000,000 shares, par value of $0.0001 per share. The amendment also reduced the authorized preferred stock from 100,000,000 shares, with a par value of $0.0001 per share, to 2,000,000 shares, par value of $0.0001 per share.

The amendment also provided for a 1-for-20 reverse stock split (“Reverse Split”) of the Company’s common stock outstanding on March 16, 2007. No fractional shares of common stock or scrip certificate were issued to the holders of the shares of common stock by reason of the foregoing Reverse Split. Any fractional shares resulting from the Reverse Split computation were rounded up to the next whole share, resulting in the issuance of 9 additional shares of common stock on a post Reverse Split basis. The total number of shares of common stock that the Company is authorized to issue remains 250,000,000 shares after the Reverse Split. All common stock share information listed in the accompanying Condensed Statement of Changes in Stockholders’ Equity (Deficit) has been adjusted to reflect the 1-for-20 reverse stock split.

As of June 30, 2007, there were 79,302,460 shares of common stock issued and outstanding (on a post-Reverse Split basis) and no shares of preferred stock issued and outstanding.

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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

For the three and six months ended June 30, 2007, the Company recorded $6,000 of managerial and administrative expenses associated with this agreement which are included as a component of consulting and professional fees in the accompanying condensed statements of operations.

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

The Company was incorporated in the State of Colorado on January 26, 1989. Its original business purpose was to develop and market computer software. Although the Company was able to fund operations during the 1989 to 1991 period, its capital resources were depleted by 1992, and at that time the Company became dormant.

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

Results of Operations

For the three and six months ended June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ended June 30, 2007, the Company had a net loss of $(12,620), as compared with a net loss of $(0) for the corresponding period in 2006. For the three months ended June 30, 2007, the Company incurred $(12,620) of operating expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(4,199) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (c) other miscellaneous operating expenses of $(2,421). For the three months ended June 30, 2006, the Company had no operations and therefore incurred $(0) operating expenses.

For the six months ended June 30, 2007, the Company had a net loss of $(252,563), as compared with a net loss of $(0) for the corresponding period in 2006. For the six months ended June 30, 2007, the Company incurred $(222,567) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(207,475) related to the reorganization and change in control which occurred in March of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, (b) legal, accounting, audit and other professional service fees of $(4,199) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (c) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(4,893). For the six months ended June 30, 2006, the Company had no operations and therefore incurred $(0) operating expenses.

For the six months ended June 30, 2007, the Company incurred $(30,000) of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement. There were no non-operating expenses incurred during the corresponding period in 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $53,152, comprised of $42,754 of cash and cash equivalents and $10,398 of restricted cash. The Company’s current liabilities as of June 30, 2007 were $16,500, comprised of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2007 and 2006:

	Six months ended June 30,
	2007	2006

Operating activities	$(647,246)	$—
Investing activities	—
Financing activities	$690,000	—

Net effect on cash	$42,754	$—

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

Item 3A(T). Controls and Procedures.

(See Item 3.)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

QUIKBYTE SOFTWARE, INC.

Date: August 13, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: Principal Executive Officer Principal Financial Officer