Form 10QSB
period 2007-09-30
QUIKBYTE SOFTWARE INC
filed 2007-11-07
CIK 850261

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-52228

QuikByte Software, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	33-0344842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

936A Beachland Blvd., Suite 13 Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number : (772) 231-7544

_____________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,302,460 shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

QUIKBYTE SOFTWARE, INC.

INDEX

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	2

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through September 30, 2007 (unaudited)	3

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from January 26, 1989 (Inception) to September 30, 2007 (unaudited)	4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through September 30, 2007 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	17

Item 3A(T).	Controls and Procedures	17

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

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

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$30,012	$-

Total current assets	30,012	-

Total assets	$30,012	$-

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$4,000	$471,785

Total current liabilities	4,000	471,785

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 2,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares
authorized; 79,302,460 and 7,102,460 shares issued
and outstanding, respectively	7,930	710
Additional paid-in capital	1,484,446	730,666
(Deficit) accumulated during the development stage	(1,466,364)	(1,203,161)

Total stockholders' equity (deficit)	26,012	(471,785)

Total liabilities and stockholders' equity (deficit)	$30,012	$-

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					Cumulative
					Period From
					January 26, 1989
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) To September 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$269

Operating Expenses
Consulting and professional fees	10,646	-	230,619	-	712,504
Depreciation and amortization	-	-	-	-	53,516
Research and development	-	-	-	-	470,932
General and administrative	-	-	2,593	-	505,827

Total operating expenses	10,646	-	233,212	-	1,742,779

Loss from operations	(10,646)	-	(233,212)	-	(1,742,510)

Other income (expense)
Interest income	6	-	9	-	8,033
Interest (expense)	-	-	-	-	(9,918)
Other income	-	-	-	-	308,031
Other (expense) (Note 3)	-	-	(30,000)	-	(30,000)

Net (loss)	$(10,640)	$-	$(263,203)	$-	$(1,466,364)

Net (loss) per share - basic and diluted	NIL	NIL	NIL	NIL

Weighted average number of shares of outstanding - basic and diluted	79,302,460	142,049,012	49,416,825	142,049,012

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to September 30, 2007
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at January 26, 1989	-	$-	$-	$-	$-

Issuance of common stock to founders	2,775,000	278	(278)	-	-
Issuance of common stock for cash	3,275,000	328	255,693	-	256,020
Issuance of common stock for services	150,000	15	14,985	-	15,000
Issuance of common stock for warrants	-	-	100	-	100
Net (loss)	-	-	-	(74,393)	(74,393)
Balances at December 31, 1989	6,200,000	$620	$270,500	$(74,393)	$196,727

Issuance of common stock for employment	220,000	22	98,978	-	99,000
Warrants exercised	177,500	18	70,188	-	70,206
Net (loss)	-	-	-	(424,063)	(424,063)
Balances at December 31, 1990	6,597,500	$660	$439,666	$(498,456)	$(58,130)

Warrants exercised	307,500	31	122,969	-	123,000
Issuance of common stock for employment	90,000	9	45,991	-	46,000
Issuance of common stock for cash	107,460	11	122,039	-	122,050
Net (loss)	-	-	-	(531,532)	(531,532)
Balances at December 31, 1991	7,102,460	$710	$730,666	$(1,029,988)	$(298,612)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1992	7,102,460	$710	$730,666	$(1,030,751)	$(299,375)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1993	7,102,460	$710	$730,666	$(1,031,514)	$(300,138)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1994	7,102,460	$710	$730,666	$(1,032,277)	$(300,901)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1995	7,102,460	$710	$730,666	$(1,033,040)	$(301,664)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1996	7,102,460	$710	$730,666	$(1,033,803)	$(302,427)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1997	7,102,460	$710	$730,666	$(1,034,566)	$(303,190)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1998	7,102,460	$710	$730,666	$(1,035,329)	$(303,953)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 1999	7,102,460	$710	$730,666	$(1,036,092)	$(304,716)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to September 30, 2007
(Unaudited)
				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	-	-	-	(20,763)	(20,763)
Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	-	-	-	(12,763)	(12,763)
Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	-	-	-	308,031	308,031
Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	-	-	-	(439,285)	(439,285)
Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash
on January 31, 2007	7,500,000	750	14,250	-	15,000
Return and cancellation of common stock
on March 21, 2007	(9,900,000)	(990)	990	-	-
Issuance of common stock for cash
on March 21, 2007	60,000,000	6,000	594,000	-	600,000
Issuance of common stock for cash
on March 26, 2007	7,500,000	750	74,250	-	75,000
Issuance of common stock for services
on March 26, 2007	7,100,000	710	70,290	-	71,000
Net (loss)	-	-	-	(263,203)	(263,203)
Balances at September 30, 2007	79,302,460	$7,930	$1,484,446	$(1,466,364)	$26,012

The accompanying notes are an integral part of these condensed financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
			January 26, 1989
	Nine Months Ended		(Inception) To
	September 30,		September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(263,203)	$-	$(1,466,364)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	71,000	-	231,100
Depreciation and amortization	-	-	53,516
Write down of computer software	-	-	173,358
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(467,785)	-	4,000

Net cash provided by (used in)
operating activities	(659,988)	-	(1,004,390)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(52,516)
Increase in computer software	-	-	(173,359)
Organizational costs	-	-	(1,000)

Net cash (used in) investing activities	-	-	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	-	9,537
Write off of notes payable	-	-	(9,537)
Proceeds from issuance of common stock	690,000	-	1,261,277

Net cash provided by financing activities	690,000	-	1,261,277

Net increase (decrease) in cash and cash equivalents	30,012	-	30,012

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$30,012	$-	$30,012

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$990	$-	$990
Forgiveness of debt	$-	$-	$308,831

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

During the first quarter of fiscal year 2007, a change in control of the Company occurred resulting in the resignation of the previously existing officers and directors of the Company (see Note 3).

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

Going Concern
Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,742,510 and a cumulative net loss of $1,466,364. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2007 and For the Cumulative Period From January 26, 1989 (Inception) to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and nine months ended September 30, 2007 or during the Cumulative Period From January 26, 1989 (Inception) to September 30, 2007.

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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

As of September 30, 2007, there were 79,302,460 shares of common stock issued and outstanding (on a post-Reverse Split basis) and no shares of preferred stock issued and outstanding.

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

Effective July 1, 2007, the Management Agreement was amended to reduce the fixed monthly fee to $1,000 per month.

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

For the three and nine months ended September 30, 2007, the Company recorded $3,000 and $9,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of consulting and professional fees in the accompanying condensed statements of operations.

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

Results of Operations

For the three and nine months ended September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ended September 30, 2007, the Company had a net loss of $(10,640), as compared with a net loss of $(0) for the corresponding period in 2006. For the three months ended September 30, 2007, the Company incurred $(10,646) of operating expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(5,892) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (c) other miscellaneous operating expenses of $(1,754). For the three months ended September 30, 2006, the Company had no operations and therefore incurred $(0) operating expenses.

For the nine months ended September 30, 2007, the Company had a net loss of $(263,203), as compared with a net loss of $(0) for the corresponding period in 2006. For the nine months ended September 30, 2007, the Company incurred $(233,212) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(207,475) related to the reorganization and change in control which occurred in March of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, (b) legal, accounting, audit and other professional service fees of $(10,091) incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007, (c) management fees of $(9,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(6,646). For the nine months ended September 30, 2006, the Company had no operations and therefore incurred $(0) operating expenses.

For the nine months ended September 30, 2007, the Company incurred $(30,000) of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement. There were no non-operating expenses incurred during the corresponding period in 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $30,012, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 were $4,000, comprised of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006

Operating activities	$(659,988)	$-
Investing activities	-	-
Financing activities	$690,000	$-

Net effect on cash	$30,012	$-

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
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

QUIKBYTE SOFTWARE, INC.

Date: November 7, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: Chief Executive Officer and Chief Financial Officer