Form 10KSB
period 2007-12-31
QUIKBYTE SOFTWARE INC
filed 2008-03-31
CIK 850261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-52228

QUIKBYTE SOFTWARE, INC.
(Name of Small Business Issuer in Its Charter)

COLORADO (State of Incorporation)	33-0344842 (Small Business Issuer I.R.S. Employer I.D. Number)
190 Lakeview Way, Vero Beach, Florida (Address of principal executive offices)	32963 (zip code)

(772) 231-7544
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 28, 2008, there were 79,302,460 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

QuikByte Software, Inc.

Annual Report on Form 10-KSB
Fiscal Year Ended December 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our lack of a current operating business, designation as a going concern, inability to conduct an exhaustive investigation or diverse search for target companies, potential conflicts of interest with management, compliance with various regulatory rules and procedures, and need for additional financing.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

PART I

Item 1. Description of Business

Summary

QuikByte Software, Inc. ("we", "us", "our", "QuikByte" or the "Company") is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.

We were incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. At that time, the Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.

During the first quarter of fiscal year 2007, a change in control of the Company occurred (as detailed below) resulting in the resignation of the previously existing officers and directors of the Company. Following the change in control, the Company’s principal business objective for the remainder of the fiscal year and beyond such time is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Change in Control

On March 2, 2007, QuikByte and KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), entered into a securities purchase agreement (“Purchase Agreement”) under which QuikByte agreed to sell to KI Equity, and KI Equity agreed to purchase from QuikByte, 60,000,000 shares of QuikByte’s common stock (the “Shares”) for a purchase price of $600,000 or $0.01 per share. The closing of the transactions under the Purchase Agreement (known hereinafter as the “Change of Control”) occurred on March 23, 2007 (“Closing”).

The issuance of the Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and such other available exemptions. As such, the Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering the Shares has been or is expected to be filed with the United States Securities and Exchange Commission (“SEC” or “Commission”) or with any state securities commission in connection with the issuance of the Shares. However, QuikByte has granted certain demand and piggyback registration rights to KI Equity with respect to the Shares. At the Closing, QuikByte and KI Equity executed a registration rights agreement granting the foregoing registration rights.

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

Prior to Closing, Ponce Acquisition, LLC (“Ponce Acquisition”) also agreed to cancel, and returned to QuikByte, an aggregate of 7,450,000 shares of common stock. The Company had issued 7,500,000 shares of its common stock on January 31, 2007 to Ponce Acquisition for $15,000, or $0.002 per share. The proceeds from this issuance were used to pay a portion of the costs to bring the Company current in its reporting obligations under the Exchange Act. Michael A. Littman, who was the Company’s legal counsel prior to the Change of Control, is the managing member of Ponce.

Effective as of the Closing, in accordance with the terms of the Purchase Agreement, the existing officers and directors of QuikByte resigned, and Kevin R. Keating was appointed Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of QuikByte.

In addition, effective as of the Closing, Jeff L. Andrews and Margie L. Blackwell were appointed Directors of the Company. Accordingly, at the Closing, in accordance with the provisions of the Purchase Agreement, a change of a majority of QuikByte’s directors occurred.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity. Additionally, Jeff L. Andrews and Margie L. Blackwell are members of Keating Investments, LLC.

Prior to the Closing, on March 21, 2007, the Company issued 60,000,000 shares of its common stock to KI Equity for aggregate consideration of $600,000, or $0.01 per share. The proceeds from this sale were used to settle a variety of pre-existing liabilities of the Company.

Following the Closing, on March 26, 2007, the Company issued 7,500,000 shares of its common stock to KI Equity for aggregate consideration of $75,000, or $0.01 per share. The proceeds from this sale are being used for working capital to pay expenses to maintain the reporting status of the Company.

Also on March 26, 2007, the Company issued 1,600,000 shares of its common stock to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company valued at $16,000, or $0.01 per share. It also issued 5,500,000 shares of its common stock to Garisch Financial, Inc. (“GFI”) for consulting services rendered to the Company valued at $55,000, or $0.01 per share.

The shares of Common Stock issued to KI Equity, Kevin R. Keating and GFI in March of 2007 were issued under an exemption from registration under Section 4(2) of the Securities Act. As such, the shares of Common Stock issued to KI Equity, Kevin R. Keating and GFI will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has granted demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the above shares.

Current Business

The Company, based on proposed business activities, is currently a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business

Employees

As of December 31, 2007, the Company had no employees or consultants. Prior to the Change of Control, Reed Clayson, our former President, allocated a portion of his time to our business activities, primarily maintaining our status as a reporting company under the Exchange Act and seeking a business combination with a private operating company, without compensation. Following the Change of Control, Kevin R. Keating, our current Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, assumed these responsibilities, also without compensation.

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

Going Concern. Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,749,928 and a cumulative net loss of $1,473,782. We currently have no source of operating revenue, and only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our auditor has issued a “going concern” qualification as part of its opinion in the Audit Report for the year ended December 31, 2007.

No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger or similar transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

Possible Business -- Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity. Therefore we can disclose the risks and hazards of a business or opportunity that we might acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

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

Maintenance of Reporting Company Status. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that the post-transaction company will, following the closing of the reverse merger transaction, be able to continue to meet the reporting requirements under the Exchange Act including, without limitation, the timely preparation of reviewed and audited financial statements. We, at the time of acquisition, will be subject to the reporting provisions of the Exchange Act, and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. In cases where we have completed a reverse merger transaction and reviewed audited financial statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, the damages and delays would be costly.

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

Thinly-traded Public Market. Our securities will be very thinly traded, and the price, if traded, may not reflect the value of the Company. In the event of a reverse merger transaction, we may have to undertake a further reverse split of our shares, similar to the reverse split we effectuated this year. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the Company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares are currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”). Management intends to strongly consider undertaking a business transaction with a private operating company which will allow our shares to be quoted and traded on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination, we will qualify our shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

Penny Stock Regulations. Our securities are subject to the SEC's "penny stock" rules. The penny stock rules may affect the ability of owners of our shares to sell them. There may be a limited market for penny stocks due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investments in penny stocks often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers might be greater than any profit an investor may make. Because of large spreads that market makers quote, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor.

SEC Sales Regulations. Our securities are subject to the SEC's rule that imposes special sales practice requirements upon broker-dealers that sell such securities to other than established customers or accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of our securities to buy or sell in any market.

Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person must hold their restricted securities for certain periods of time before restrictions may be removed from their shares and/or their shares may be sold. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

Item 2. Description of Properties

Our current mailing address is 190 Lakeview Way, Vero Beach, Florida 32963, which is the office of Vero Management, L.L.C., a Delaware limited liability company (“Vero Management”). Vero Management provides management services to our Company for a nominal monthly fee pursuant to a management agreement effective March 26, 2007 (the “Management Agreement”). The initial term of the Management Agreement is twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. Management believes that this arrangement meets our needs for the foreseeable future and that no physical office space is needed at this time.

We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets nor do we maintain any policy of insurance to insure any property or business operations.

Item 3. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote by security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock began quotation, on an unpriced basis, on the OTCBB in December 2006. Our common stock is traded from time to time on the over-the-counter market, and priced quotations may be found in NASD's OTCBB. Shares of our common stock were traded under the symbol QKBY until March 16, 2007, when the symbol was changed to QBYT.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Since our shares were initially quoted on an unpriced basis, there is no available information on the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board during December 2006.

The following table shows the high and low closing price of the Company's Common Stock for each quarterly period for last two fiscal years as reported by the OTCBB for the periods indicated:

For the Fiscal Year Ended on December 31, 2006

	High		Low

Quarter Ended March 31, 2006		N/A		N/A
Quarter Ended June 30, 2006		N/A		N/A
Quarter Ended September 30, 2006		N/A		N/A
Quarter Ended December 31, 2006	$	N/A	$	N/A

For the Fiscal Year Ended on December 31, 2007

	High*	Low*

Quarter Ended March 31, 2007	0.55	0.16
Quarter Ended June 30, 2007	1.00	0.20
Quarter Ended September 30, 2007	0.20	0.15
Quarter Ended December 31, 2007	$0.35	$0.15

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 28, 2008, there are 79,302,460 shares of our common stock outstanding. There were approximately 227 holders of record of our common stock as of such date and an indeterminate number of additional stockholders through nominee or street name accounts with brokers. The company is authorized to issue 250,000,000 shares of common stock. Our transfer agent is Computershare, Inc. in Denver, Colorado (Branch Office).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors.

Equity Compensation Plan Information

As of December 31, 2007, our board of directors had not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

Recent Sales of Unregistered Securities

During the period covered by this Annual Report, we have issued the following unregistered securities which have not been previously reported under this Item. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

On March 21, 2007, the Company issued 60,000,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $600,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On March 26, 2007, the Company issued 7,500,000 shares of Common Stock to KI Equity for aggregate proceeds equal to $75,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On March 26, 2007, the Company issued 5,500,000 shares of Common Stock to Garisch Financial, Inc. for consulting services rendered to the Company valued at $55,000, or $0.01 per share. On March 26, 2007, the Company also issued 1,600,000 shares of Common Stock to Kevin R. Keating, our sole officer and director, for services rendered to the Company valued at $16,000, or $0.01 per share. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those described in the “Risk Factors” set forth in Item 1 - Business and the matters set forth in other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Company Background

Currently, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of our stockholders will be negotiated by our management and the target company. The Company currently does not have any relevant operating business, revenues form operations or assets.

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

In September 2006, the Company filed a Form 8-A12G to register the common stock under Section 12(g) of the Exchange Act. During 2006, the common stock began being quoted on the OTCBB.

On March 2, 2007, KI Equity entered into the Purchase Agreement pursuant to which it bought 60,000,000 shares of common stock from the Company for a purchase price of $600,000. The sale of common stock was completed on March 21, 2007. The issuance of these shares was intended to qualify for an exemption from registration under the Securities Act, pursuant to Section 4(2) thereof and other available exemptions. As a result, these shares are considered “restricted securities.” There is no registration statement covering these shares for resale by the holder thereof. The Company, however, has granted certain demand and piggyback registration rights to KI Equity with respect to the shares under a registration rights agreement.

In connection with the KI Equity securities purchase, the Former Principals consisting of Bruno Koch, J.B. Heidbrecht and Mark Nixon, each of whom were former executive officers and directors of the Company for all or a portion of the period commencing January 26, 1989, and ending on or about December 31, 1991, agreed to terminate any and all agreements and contracts with the Company and to release the Company from any and all debts, liabilities and obligations, pursuant to the Settlement Agreement. The Company paid the Former Principals an aggregate cash payment of $30,000. The Former Principals also returned to the Company for cancellation an aggregate of 2,450,000 shares of common stock.

Also in connection with the KI Equity securities purchase, Ponce Acquisition, a stockholder of the Company, agreed to return to the Company for cancellation an aggregate of 7,450,000 shares of common stock.

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

On March 26, 2007, the Company issued 7,500,000 shares of common stock to KI Equity for a purchase price of $75,000. The proceeds from the purchase price are being used for working capital to pay expenses to maintain the reporting status of the Company.

On March 26, 2007, the Company issued 1,600,000 shares of common stock to Kevin R. Keating, for services rendered to the Company valued at $16,000.

On March 26, 2007, the Company issued 5,500,000 shares of common stock to GFI for consulting services rendered to the Company valued at $55,000.

The issuance of shares to KI Equity, Kevin R. Keating and GFI on March 26, 2007 was intended to qualify for an exemption from registration under the Securities Act, pursuant to Section 4(2) thereof and other available exemptions. As a result, these shares are considered “restricted securities.” There is no registration statement covering these shares for resale by the holders thereof. The Company, however, has granted certain demand and piggyback registration rights to KI Equity, Kevin R. Keating and GFI with respect to the shares under registration rights agreements.

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

Operating Results

The Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006

For the years ended December 31, 2007 and 2006, the Company had no activities that produced revenues from operations.

For the year ended December 31, 2007, the Company had a net loss of $(270,621), as compared with a net loss of $(439,285) for the corresponding period in 2006. For the year ended December 31, 2007, the Company incurred $(240,630) of operating expenses, comprised of (a) professional fees paid to attorneys, accountants and other consultants and service providers totaling $(207,475) related to the reorganization and change in control which occurred in March of 2007 and the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, (b) legal, accounting, audit and other professional service fees of $(13,369) incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007 (c) management fees of $(12,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(7,786). For the year ended December 31, 2006, the Company incurred ($439,285) of operating expenses, primarily comprised of consulting and other professional fees incurred in order to bring the Company current in its reporting status.

For the year ended December 31, 2007, the Company incurred $(30,000) of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement. There were no non-operating expenses incurred during the corresponding period in 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company had assets equal to $21,879, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of December 31, 2007 were $3,285, comprised of accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2007 and 2006:

	Years Ended September 30,
	2007	2006

Operating activities	$(668,121)	$-
Investing activities	-	-
Financing activities	$690,000	$-

Net effect on cash	$21,879	$-

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

Item 7. Financial Statements

QuikByte Software, Inc.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2007 and 2006	F-2

Statements of Operations for the Years Ended December 31, 2007 and 2006 and for the Cumulative Period from January 26, 1989 (Inception) to December 31, 2007	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from January 26, 1989 (Inception) to December 31, 2007	F-4

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and for the Cumulative Period from January 26, 1989 (Inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 E Kenyon Avenue
Denver, CO 80237
303-796-0099

Board of Directors
Quikbyte Software, Inc.
Vero Beach, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Quikbyte Software, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quikbyte Software, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s accumulated deficit from operations and its difficulties in maintaining sufficient working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jaspers + Hall, PC
Denver, Colorado
March 25, 2008

QuikByte Software, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006

Assets

Current assets
Cash and cash equivalents	$21,879	$-

Total current assets	21,879	-

Total assets	$21,879	$-

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$3,285	$471,785

Total current liabilities	3,285	471,785

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 2,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares
authorized; 79,302,460 and 7,102,460 shares issued
and outstanding, respectively	7,930	710
Additional paid-in capital	1,484,446	730,666
(Deficit) accumulated during the development stage	(1,473,782)	(1,203,161)

Total stockholders' equity (deficit)	18,594	(471,785)

Total liabilities and stockholders' equity (deficit)	$21,879	$-

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,		CumulativePeriod From January 26, 1989 (Inception) To
	2007	2006	December 31, 2007

Revenue	$-	$-	$269

Operating Expenses
Consulting and professional fees	238,037	434,385	719,922
Depreciation and amortization	-	-	53,516
Research and development	-	-	470,932
General and administrative	2,593	4,900	505,827

Total operating expenses	240,630	439,285	1,750,197

Loss from operations	(240,630)	(439,285)	(1,749,928)

Other income (expense)
Interest income	9	-	8,033
Interest (expense)	-	-	(9,918)
Other income	-	-	308,031
Other (expense) (Note 3)	(30,000)	-	(30,000)

Net (loss)	$(270,621)	$(439,285)	$(1,473,782)

Net (loss) per share - basic and diluted	NIL	NIL

Weighted average number of shares of outstanding - basic and diluted	64,482,460	142,049,012

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to December 31, 2007

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

QuikByte Software, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to December 31, 2007

				Deficit
				Accumulated	Total
			Additional	during the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	-	-	-	(20,763)	(20,763)
Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	-	-	-	(12,763)	(12,763)
Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	-	-	-	308,031	308,031
Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	-	-	-	(439,285)	(439,285)
Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash on January 31, 2007	7,500,000	750	14,250	-	15,000
Return and cancellation of common stock on March 21, 2007	(9,900,000)	(990)	990		-
Issuance of common stock for cash on March 21, 2007	60,000,000	6,000	594,000	-	600,000
Issuance of common stock for cash on March 26, 2007	7,500,000	750	74,250	-	75,000
Issuance of common stock for services on March 26, 2007	7,100,000	710	70,290	-	71,000
Net (loss)	-	-	-	(270,621)	(270,621)
Balances at December 31, 2007	79,302,460	$7,930	$1,484,446	$(1,473,782)	$18,594

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,		Cumulative Period From January 26, 1989 (Inception) To
	2007	2006	December 31, 2007
Cash Flows From Operating Activities
Net (loss)	$(270,621)	$(439,285)	$(1,473,782)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	71,000	-	231,100
Depreciation and amortization	-	-	53,516
Write down of computer software	-	-	173,358
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(468,500)	439,285	3,285

Net cash provided by (used in)
operating activities	(668,121)	-	(1,012,523)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(52,516)
Increase in computer software	-	-	(173,359)
Organizational costs	-	-	(1,000)

Net cash (used in) investing activities	-	-	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	-	9,537
Write off of notes payable	-	-	(9,537)
Proceeds from issuance of common stock	690,000	-	1,261,277

Net cash provided by financing activities	690,000	-	1,261,277

Net increase (decrease) in cash and cash equivalents	21,879	-	21,879

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$21,879	$-	$21,879

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$990	$-	$990
Forgiveness of debt	$-	$-	$308,831

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Organization and Basis of Presentation

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

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the year ended December 31, 2007 and For the Cumulative Period From Inception (January 26, 1989) to December 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised December 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. SFAS 141R requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. SFAS 141R is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires non-controlling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This statement also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, SFAS 160 requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

The adoption of these new Statements, when effective, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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
Notes to Financial Statements

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

Following the execution of the Settlement Agreement, the Company recorded the $30,000 aggregate sum paid to the Former Principles as Other (Expense) in the accompanying statement of operations.

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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

As of December 31, 2007, there were 79,302,460 shares of common stock issued and outstanding (on a post-Reverse Split basis) and zero shares of preferred stock issued and outstanding.

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
Notes to Financial Statements

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

Effective July 1, 2007, the Management Agreement was amended to reduce the monthly fixed fee to $1,000 per month.

Kevin R. Keating owns and controls Vero and is also the sole officer and director of the Company. The terms of Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, the controlling stockholder of the Company. Timothy J. Keating is the manager of KI Equity

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Assets
Net Operating tax carry forwards	$255,361	$163,609
Gross deferred tax asset	255,361	163,609
Valuation allowance	(255,361)	(163,609)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as follows:

	December 31, 2007	December 31, 2006

U.S. federal income tax benefit at statutory rate	$(255,361)	$(163,609)
Change in valuation allowance	255,361	163,609
Benefit from income taxes	$-	$-

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A (T). Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management - Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are, as of the dates of the financial statements reflected in this Form 10-KSB, effective to ensure that the information required to be disclosed by us that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except as noted above.

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth information about our current officers and directors.

Name	Age	Position
Kevin R. Keating	66	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Jeff L. Andrews	38	Director
Margie L. Blackwell	52	Director

Kevin R. Keating, age 66, has been a Director of QuikByte since March 2007 and has been serving as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer since such date as well. Since June 2004, Mr. Keating also has been the Managing Member of Vero Management, LLC, which provides administrative and financial consulting services for micro-cap public companies.  He brings to the Company over 40 years of experience in various aspects of the investment business, including serving as Vice President Institution Equity Sales for several institutional research boutiques and President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the needs of high net worth individual investors, including serving as a registered representative of Brookstreet Securities Corp. from June 1994 through December 2006.   Additionally, Mr. Keating currently serves as director on the boards of Bonds.com Group, Inc., Catalyst Lighting Group, Inc., 99 Cent Stuff, Inc., Blue Holdings, Inc., People’s Liberation, Inc., and DigitalFX International, Inc. and Frezer, Inc. He is also the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc., Wentworth VII, Inc. and Wentworth VIII, Inc. all of which are publicly-reporting, non-trading blank check companies.

Jeff L. Andrews, age 38, has been a Director of QuikByte since March 2007. He has been a Member of Keating Investments, LLC since 2003. He is a Registered Principal having completed his Series 7, 24 and 66 examinations, and is also Colorado Insurance Licensed. Prior to his association with Keating Investments, LLC, he served as a Financial Advisor at UBS Financial Services (PaineWebber). Mr. Andrews currently serves on the board of directors of KUSA-TV's 9Kids Who Care and the University of Denver's Bridge Project.

Margie L. Blackwell, age 52, has also been a Director of QuikByte since March 2007. She has been a Member of Keating Investments, LLC since 2000. From 1993 to 1999, she was a financial assistant at various non-public companies. She has extensive experience managing employee stock purchase plans and, earlier in her career, served on the Tele-Communications, Inc. Employee Stock Purchase Plan Committee as Plan Secretary. Ms. Blackwell is a member of the National Investment Banking Association.

All directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are elected by the board of directors and their terms of office are at the discretion of the board of directors. There is no family relationship between any director or executive officer.

None of the officers and/or directors has been involved in reportable legal proceedings.

The business address of the directors and officers is 190 Lakeview Way, Vero Beach, Florida, 32963.

Description of Other Significant Employees of the Corporation

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received or written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge, all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with except for two Form 3s filed on February 22, 2007, one for Redgie T. Green and the other for Wesley F. Whiting, which were both filed after the Commission’s requisite deadline for insider filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by the Company;

3) Compliance with applicable government laws, rules and regulations;

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5) Accountability for adherence to the code.

Due to the limited scope of QuikByte's current operations, QuikByte has not adopted a corporate code of ethics that applies to its executive officers.

Board Committees and Meetings

The Company does not have any committees of the board of directors at this time.

The board of directors does not have a nominations committee because it does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of QuikByte's operations, a specific nominating policy would be premature and of little assistance until QuikByte's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors, followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. QuikByte does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. QuikByte does not have any restrictions on stockholder nominations under its articles of incorporation or by-laws. The only restrictions are those applicable generally under Colorado law and the federal proxy rules. The board of directors will consider suggestions from individual stockholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Currently the board of directors functions as an audit committee and performs some of the same functions as an audit committee, including the following: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company is not a "listed company" under SEC rules and therefore is not required to have an audit committee comprised of independent directors.

The board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

QuikByte has adopted the 1989 stock option plan, and there are no stock options outstanding as of the date of this filing.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of QuikByte's named executive officers who served as executive officers during all or a portion of the years ended December 31, 2006 and 2007.

Name	Principal Position	Annual Salary or Wages
		2006	2007
Reed Clayson*	President and Secretary	$0	$0
Kevin R. Keating**	Chief Executive Officers, Chief Financial Officer, President, Secretary and Treasurer	-	$0

* Resigned as of March 26, 2007

**Commencing March 26, 2007

QuikByte paid no perquisites or other personal benefits to its executive officers during 2006 and 2007.

Employment and Other Agreements

QuikByte has no employment agreements or other agreements with any of its executive officers or employees.

Director Compensation

Directors do not receive any compensation for their directorship of the Company. However, upon completion of the Change of Control transaction, Reed Clayson received $5,000 for his services as a director of QuikByte.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the common stock beneficially owned as of March 28, 2008 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. As of that date, there were 79,302,460 shares of common stock issued and outstanding. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares set forth in the table, except as otherwise noted.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of Common Stock Beneficially Owned
Kevin R. Keating 190 Lakeview Way Vero Beach, Florida 32963	1,600,000	2.0%
Jeff L. Andrews 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	-
Margie L. Blackwell 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado 80111	0	-
KI Equity Partners V, LLC 5251 DTC Parkway, Suite 1090 Greenwood Village, Colorado 80111	67,500,000	85.1%
Garisch Financial, Inc. 2395 Woodglen Drive Aurora, Illinois 60502	5,500,000	6.9%
All Directors and Executive Officers as a Group (3 persons)	1,600,000	2.0%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total numbers of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

Item 12.	Certain Relationships and Related Transactions and Director Independence

Effective as of the Closing of the Change of Control, Kevin R. Keating was appointed as a Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company and Jeff L. Andrews and Margie L. Blackwell were appointed Directors.

Kevin R. Keating is the father of Timothy J. Keating, the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity. Timothy J. Keating is the manager of KI Equity. Additionally, Jeff L. Andrews and Margie L. Blackwell are members of Keating Investments, LLC.

KI Equity is now a controlling stockholder of the Company. On March 21, 2007, the Company issued 60,000,000 shares of its common stock to KI Equity for aggregate consideration of $600,000, or $0.01 per share. The proceeds from this sale were used to settle a variety of pre-existing liabilities of the Company.

On March 26, 2007, the Company issued 7,500,000 shares of its common stock to KI Equity for aggregate consideration of $75,000, or $0.01 per share. The proceeds from this sale are being used for working capital to pay expenses to maintain the reporting status of the Company.

Effective March 26, 2007, the Company entered into the Management Agreement with Vero Management, under which Vero Management provides a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s stockholders including responding to various information requests from stockholders as well as the preparation and distribution to stockholders of relevant Company materials, and office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party.

Effective July 1, 2007, the Management Agreement was amended to reduce the fixed monthly fee to $1,000 per month.

Kevin R. Keating owns and controls Vero Management and is also the sole officer and a director of the Company. The terms of the Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

Certain conflicts of interest exist and may develop in the future between QuikByte and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of QuikByte. QuikByte has not established policies or procedures for the resolution of current or potential conflicts of interest between QuikByte, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of QuikByte, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Item 13.	Exhibits

Exhibit Number	Description

2.1	Securities Purchase Agreement by and among QuikByte Software, Inc. and KI Equity Partners V, LLC dated March 2, 2007 (1)

3.1	Articles of Incorporation (2)

3.2	Bylaws (2)

3.3	Amendment to Articles of Incorporation filed March 2, 2007 (1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

32.1
Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.*

* Filed herewith.

(1) Incorporated by reference to Exhibit 2.1 the Current Report filed on Form 8-K dated March 2, 2007 with the Securities and Exchange Commission on March 6, 2007.

(2) Incorporated by reference to the Registration Statement No. 33-28465-LA filed on Form S-18 with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided for the fiscal years ended December 31, 2006 and December 31, 2007:

	December 31, 2006	December 31, 2007
Audit Fees	$7,900	$6,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	$7,900	$6,500

Audit services for the fiscal years 2006 and 2007 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of the Company and other SEC filings.

Because the board of directors of the Company does not have an audit committee, the above services and engagements were approved by the board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.

QUIKBYTE SOFTWARE, INC.

By:	/s/ Kevin R. Keating
Kevin R. Keating, Chief Executive Officers, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Kevin R. Keating	Principal Executive Officer, Principal Financial	March 28, 2008
Kevin R. Keating	and Accounting Officer and Director

/s/ Jeff L. Andrews	Director	March 28, 2008
Jeff L. Andrews

/s/ Margie L. Blackwell	Director	March 28, 2008
Margie L. Blackwell