Form 10-Q
period 2008-03-31
QUIKBYTE SOFTWARE INC
filed 2008-05-14
CIK 850261

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52228

Quikbyte Software, Inc.
(Exact name of registrant as specified in its charter)

Colorado	33-0344842
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

190 Lakeview Way, Vero Beach, Florida 32963
(Address of principal executive offices)

(772) 231-7544
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 79,302,460 shares of common stock, par value $0.0001 per share, outstanding as of May 14, 2008.

QUIKBYTE SOFTWARE, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	None.	2

	Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through March 31, 2008 (unaudited)	3

	Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from January 26, 1989 (Inception) to March 31, 2008 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited), and for the Cumulative Period from January 26, 1989 (Inception) through March 31, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. QuikByte Software, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

QuikByte Software, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$17,138	$21,879

Total current assets	17,138	21,879

Total assets	$17,138	$21,879

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$11,704	$3,285

Total current liabilities	11,704	3,285

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized; 79,302,460 shares issued and outstanding	7,930	7,930
Additional paid-in capital	1,484,446	1,484,446
(Deficit) accumulated during the development stage	(1,486,942)	(1,473,782)

Total stockholders' equity (deficit)	5,434	18,594

Total liabilities and stockholders' equity (deficit)	$17,138	$21,879

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			Period From
	Three Months Ended		January 26, 1989
	March 31,		(Inception) To
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$269

Operating Expenses
Consulting and professional fees	13,160	207,475	733,082
Depreciation and amortization	-	-	53,516
Research and development	-	-	470,932
General and administrative	-	2,472	505,827

Total operating expenses	13,160	209,947	1,763,357

Loss from operations	(13,160)	(209,947)	(1,763,088)

Other income (expense)
Interest income	-	4	8,033
Interest (expense)	-	-	(9,918)
Other income	-	-	308,031
Other (expense) (Note 3)	-	(30,000)	(30,000)

Net (loss)	$(13,160)	$(239,943)	$(1,486,942)

Net (loss) per share - basic and diluted	NIL	$(.01)

Weighted average number of shares of outstanding - basic and diluted	79,302,460	19,199,127

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to March 31, 2008
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

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From January 26, 1989 (Inception) to March 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	-	-	-	(20,763)	(20,763)
Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	-	-	-	(12,763)	(12,763)
Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	-	-	-	(763)	(763)
Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	-	-	-	308,031	308,031
Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	-	-	-	(439,285)	(439,285)
Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash on January 31, 2007	7,500,000	750	14,250	-	15,000
Return and cancellation of common stock on March 21, 2007	(9,900,000)	(990)	990		-
Issuance of common stock for cash on March 21, 2007	60,000,000	6,000	594,000	-	600,000
Issuance of common stock for cash on March 26, 2007	7,500,000	750	74,250	-	75,000
Issuance of common stock for services on March 26, 2007	7,100,000	710	70,290	-	71,000
Net (loss)	-	-	-	(270,621)	(270,621)
Balances at December 31, 2007	79,302,460	$7,930	$1,484,446	$(1,473,782)	$18,594

Net (loss)	-	-	-	(13,160)	(13,160)
Balances at March 31, 2008	79,302,460	$7,930	$1,484,446	$(1,486,942)	$5,434

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			Period From
	Three Months Ended		January 26, 1989
	March 31,		(Inception) To
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(13,160)	$(239,943)	$(1,486,942)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	-	71,000	231,100
Depreciation and amortization	-	-	53,516
Write down of computer software	-	-	173,358
Changes in operating assets and liabilities:
Restricted cash	-	(10,398)
Accounts payable and accrued expenses	8,419	(435,201)	11,704

Net cash provided by (used in)operating activities	(4,741)	(614,542)	(1,017,264)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(52,516)
Increase in computer software	-	-	(173,359)
Organizational costs	-	-	(1,000)

Net cash (used in) investing activities	-	-	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	-	-	9,537
Write off of notes payable	-	-	(9,537)
Proceeds from issuance of common stock	-	690,000	1,261,277

Net cash provided by financing activities	-	690,000	1,261,277

Net increase (decrease) in cash and cash equivalents	(4,741)	75,458	17,138

Cash and cash equivalents, beginning of period	21,879	-	-

Cash and cash equivalents, end of period	$17,138	$75,458	$17,138

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$-	$990	$990
Forgiveness of debt	$-	$-	$308,831

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of QuikByte Software, Inc. (the “Company” or “QuikByte”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2008.

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
Notes to Financial Statements

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2008 and For the Cumulative Period From Inception (January 26, 1989) to March 31, 2008, the Company’s comprehensive loss was the same as its net loss.

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

Recently Issued Accounting Pronouncements
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

QuikByte Software, Inc.
(A Development Stage Company)
Notes to Financial Statements

As of March 31, 2008, there were 79,302,460 shares of common stock issued and outstanding (on a post-Reverse Split basis) and zero shares of preferred stock issued and outstanding.

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

Kevin R. Keating owns and controls Vero and is also an officer and director of the Company. The terms of Management Agreement were determined based on terms which the Company believes would be available to it from third parties on an arms’ length basis.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $17,138, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of March 31, 2008 were $11,704, comprised of accounts payable and accrued expenses.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007

Operating activities	$(4,741)	$(614,542)
Investing activities	-	-
Financing activities	-	$690,000

Net effect on cash	$(4,741)	$75,458

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

Results of Operations

For the three months ended March 31, 2008, the Company had no activities that produced revenues from operations.

For the three months ended March 31, 2008, the Company had a net loss of $(13,160), as compared with a net loss of $(239,943) for the corresponding period in 2007. For the three months ended March 31, 2008, the Company incurred $(13,160) of operating expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(9,305) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed in March of 2008, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (c) stock transfer agent fees of $(855).

For the three months ending March 31, 2007, the Company had a net loss of $(239,943). During the three months ending March 31, 2007, the Company incurred $209,947 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter. During the three months ending March 31, 2007, the Company incurred $30,000 of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

QUIKBYTE SOFTWARE, INC.

Date: May 14, 2008	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: Chief Executive Officer and Chief
Financial Officer