Form 10-Q
period 2008-06-30
QUIKBYTE SOFTWARE INC
filed 2008-08-14
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 000-52228
QUIKBYTE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Colorado	33-0344842

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4400 Biscayne Boulevard
Suite 950
Miami, Florida 33137

(Address of principal executive offices)
(305) 573-4112

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒      No ☐
     The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 11, 2008 was 110,739,460

QUIKBYTE SOFTWARE, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. Details about the various risks affecting the Company may be found throughout this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-KSB for the year ended December 31, 2007. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

QuikByte Software, Inc.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$—	$21,879

Total current assets	—	21,879

Total assets	$—	$21,879

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$—	$3,285

Total current liabilities	—	3,285

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 79,302,460 shares issued and outstanding	7,930	7,930
Additional paid-in capital	1,484,446	1,484,446
(Deficit) accumulated during the development stage	(1,492,376)	(1,473,782)

Total stockholders’ equity (deficit)	—	18,594

Total liabilities and stockholders’ equity (deficit)	$—	$21,879

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative Period
	Three Months Ended		Six Months Ended		From January 26,
	June 30,		June 30,		1989 (Inception)
	2008	2007	2008	2007	To June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—	$—	$269

Operating Expenses
Consulting and professional fees	5,194	12,499	18,354	219,974	738,276
Depreciation and amortization	—	—	—	—	53,516
Research and development	—	—	—	—	470,932
General and administrative	240	121	240	2,593	506,067

Total operating expenses	5,434	12,620	18,594	222,567	1,768,791

Loss from operations	(5,434)	(12,620)	(18,594)	(222,567)	(1,768,522)

Other income (expense)
Interest income	—	—	—	4	8,033
Interest (expense)	—	—	—	—	(9,918)
Other income	—	—	—	—	308,031
Other (expense) (Note 3)	—	—	—	(30,000)	(30,000)

Net (loss)	$(5,434)	$(12,620)	$(18,594)	$(252,563)	$(1,492,376)

Net (loss) per share — basic and diluted	NIL	NIL	NIL	$(.005)

Weighted average number of shares of outstanding - basic and diluted	79,302,460	79,302,460	79,302,460	49,416,825

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD FROM JANUARY 26, 1989 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at January 26, 1989	—	$—	$—	$—	$—

Issuance of common stock to founders	2,775,000	278	(278)	—	—
Issuance of common stock for cash	3,275,000	328	255,693	—	256,020
Issuance of common stock for services	150,000	15	14,985	—	15,000
Issuance of common stock for warrants	—	—	100	—	100
Net (loss)	—	—	—	(74,393)	(74,393)

Balances at December 31, 1989	6,200,000	$620	$270,500	$(74,393)	$196,727

Issuance of common stock for employment	220,000	22	98,978	—	99,000
Warrants exercised	177,500	18	70,188	—	70,206
Net (loss)	—	—	—	(424,063)	(424,063)

Balances at December 31, 1990	6,597,500	$660	$439,666	$(498,456)	$(58,130)

Warrants exercised	307,500	31	122,969	—	123,000
Issuance of common stock for employment	90,000	9	45,991	—	46,000
Issuance of common stock for cash	107,460	11	122,039	—	122,050
Net (loss)	—	—	—	(531,532)	(531,532)

Balances at December 31, 1991	7,102,460	$710	$730,666	$(1,029,988)	$(298,612)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1992	7,102,460	$710	$730,666	$(1,030,751)	$(299,375)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1993	7,102,460	$710	$730,666	$(1,031,514)	$(300,138)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1994	7,102,460	$710	$730,666	$(1,032,277)	$(300,901)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1995	7,102,460	$710	$730,666	$(1,033,040)	$(301,664)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1996	7,102,460	$710	$730,666	$(1,033,803)	$(302,427)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1997	7,102,460	$710	$730,666	$(1,034,566)	$(303,190)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1998	7,102,460	$710	$730,666	$(1,035,329)	$(303,953)

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD FROM JANUARY 26, 1989 (INCEPTION) TO JUNE 30, 2008 — Continued
(UNAUDITED)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2000	7,102,460	$710	$730,666	$(1,036,855)	$(305,479)

Net (loss)	—	—	—	(20,763)	(20,763)

Balances at December 31, 2001	7,102,460	$710	$730,666	$(1,057,618)	$(326,242)

Net (loss)	—	—	—	(12,763)	(12,763)

Balances at December 31, 2002	7,102,460	$710	$730,666	$(1,070,381)	$(339,005)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2003	7,102,460	$710	$730,666	$(1,071,144)	$(339,768)

Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2004	7,102,460	$710	$730,666	$(1,071,907)	$(340,531)

Net (loss)	—	—	—	308,031	308,031

Balances at December 31, 2005	7,102,460	$710	$730,666	$(763,876)	$(32,500)

Net (loss)	—	—	—	(439,285)	(439,285)

Balances at December 31, 2006	7,102,460	$710	$730,666	$(1,203,161)	$(471,785)

Issuance of common stock for cash on January 31, 2007	7,500,000	750	14,250	—	15,000
Return and cancellation of common stock on March 21, 2007	(9,900,000)	(990)	990	—	—
Issuance of common stock for cash on March 21, 2007	60,000,000	6,000	594,000	—	600,000
Issuance of common stock for cash on March 26, 2007	7,500,000	750	74,250	—	75,000
Issuance of common stock for services on March 26, 2007	7,100,000	710	70,290	—	71,000
Net (loss)	—	—	—	(270,621)	(270,621)

Balances at December 31, 2007	79,302,460	$7,930	$1,484,446	$(1,473,782)	$18,594

Net (loss)	—	—	—	(18,594)	(18,594)

Balances at June 30, 2008	79,302,460	$7,930	$1,484,446	$(1,492,376)	$—

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Period From
			January 26, 1989
	Six Months Ended		(Inception) To
	June 30,		June 30, 2008
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(18,594)	$(252,563)	$(1,492,376)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services	—	71,000	231,100
Depreciation and amortization	—	—	53,516
Write down of computer software	—	—	173,358
Changes in operating assets and liabilities:
Restricted cash	—	(10,398)
Accounts payable and accrued expenses	(3,285)	(455,285)	—

Net cash provided by (used in) operating activities	(21,879)	(647,246)	(1,034,402)

Cash Flows From Investing Activities
Purchase of property and equipment	—	—	(52,516)
Increase in computer software	—	—	(173,359)
Organizational costs	—	—	(1,000)

Net cash (used in) investing activities	—	—	(226,875)

Cash Flows From Financing Activities
Proceeds from borrowings on notes payable	—	—	9,537
Write off of notes payable	—	—	(9,537)
Proceeds from issuance of common stock	—	690,000	1,261,277

Net cash provided by financing activities	—	690,000	1,261,277

Net increase (decrease) in cash and cash equivalents	(21,879)	42,754	—

Cash and cash equivalents, beginning of period	21,879	—	—

Cash and cash equivalents, end of period	$—	$42,754	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplemental Disclosure of Non-Cash Transactions
Return and cancellation of common stock	$—	$990	$900
Forgiveness of debt	$—	$—	$308,831
The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
1.	Basis of Presentation and Organization

The accompanying unaudited financial statements of QuikByte Software, Inc. (the “Company” or “QuikByte”) are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ended December 31, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB as filed on March 31, 2008.

Organization and Business

QuikByte was incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.

During the first quarter of fiscal year 2007, a change in control of the Company occurred that resulted in the resignation of the previously existing officers and directors of the Company (see Note 3). During the third quarter of fiscal year 2008, a second change in control of the Company occurred that also resulted in the resignation of the then-existing officers and directors of the Company (see Note 3).

Following the change in control during the first quarter of fiscal year 2007, the Company’s principal business objective for the remainder of the fiscal year and beyond such time has been to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Basis of Presentation

To date, the Company has not earned revenues from its principle operations and as a result is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”).

Going Concern

The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of six months or less at the date of purchase.

Fair Value of Financial Instruments

The Company’s financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended June 30, 2008 and for the cumulative period from inception (January 26, 1989) to June 30, 2008, the Company’s comprehensive loss was the same as its net loss.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

3.	Stock Purchase Agreements and Changes of Control

On March 23, 2007, KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), acquired control of the Company under the terms of that certain Securities Purchase Agreement, dated March 2, 2007 (the “2007 Agreement”), between the Company and KI Equity (the “2007 Transaction”). Pursuant to the terms of the 2007 Agreement, the Company agreed to sell to KI Equity, and KI Equity agreed to purchase from the Company, 60,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $600,000 or $0.01 per share. Prior to the closing of the 2007 Transaction, the Company was controlled by Ponce Acquisition, LLC, a Colorado limited liability company (“Ponce Acquisition”). To the Company’s knowledge, the source of funds for the 2007 Transaction was from the working capital of KI Equity. The proceeds from this sale were used to settle a variety of the Company’s pre-existing liabilities.

Effective as of the closing of the 2007 Transaction, in accordance with the terms of the 2007 Agreement, the then-existing officers and directors of the Company resigned, and Mr. Kevin R. Keating (“Keating”) was appointed the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company and a member of the board of directors of the Company (the “Board”), and Jeff L. Andrews and Margie L. Blackwell were appointed as members of the Board.

On June 2, 2008, KI Equity, at the time the largest holder of the Company’s Common Stock, and Keating, who at the time was the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director, entered into a Stock Purchase Agreement, as amended (the “KI/Keating Purchase Agreement”), with Mr. Glenn L. Halpryn, as agent for certain investors in the Company (the “Investors”), pursuant to which KI Equity and Keating agreed to sell to the Investors, and the Investors agreed to purchase from KI Equity and Keating, an aggregate of 69,100,000 shares of Common Stock (the “KI/Keating Shares”), for an aggregate purchase price of $926,273.46, or approximately $0.0134 per share.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Also on June 2, 2008, the Investors entered into a Stock Purchase Agreement, as amended (the “Garisch Purchase Agreement”), with Garisch Financial, Inc., an Illinois corporation (“Garisch”), pursuant to which Garisch agreed to sell to the Investors, and the Investors agreed to purchase from Garisch, 5,500,000 shares of Common Stock (the “Garisch Shares”), for an aggregate purchase price of $73,726.54, or approximately $0.0134 per share.

The closings of the transactions (the “Change of Control Transaction”) contemplated by the KI/Keating Purchase Agreement and the Garisch Purchase Agreement (the “Closings”) occurred simultaneously on July 7, 2008. At the time of the Closings, the KI/Keating Shares represented approximately 87% of the issued and outstanding shares of the Common Stock of the Company, and the Garisch Shares represented approximately 6.9% of the issued and outstanding shares of the Common Stock of the Company. To the Company’s knowledge, the source of the purchase price for the KI/Keating Shares and the Garisch Shares was from the personal funds and the working capital of the Investors.

Pursuant to the terms of the KI/Keating Purchase Agreement and effective upon the Closings, Keating resigned from his positions as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company, and Keating, Jeff Andrews and Margie Blackwell (the “Existing Directors”) resigned from their positions as the directors of the Company. Also pursuant to the terms of the KI/Keating Purchase Agreement, the Existing Directors (i) amended the Bylaws of the Company in order to increase the size of the Board from three directors to five directors, (ii) appointed Mr. Glenn L. Halpryn, Mr. Alan Jay Weisberg, Mr. Noah M. Silver, Dr. Curtis Lockshin and Mr. Ronald Stein as the directors of the Company, effective upon the Closings, and (iii) appointed Mr. Glenn L. Halpryn to serve as the President and Chief Executive Officer of the Company, effective upon the Closings. Subsequent to the Closings, the New Directors appointed Mr. Noah M. Silver as the Vice President, Secretary and Treasurer of the Company and Mr. Alan Jay Weisberg as the Chief Financial and Accounting Officer of the Company.

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

As of June 30, 2008, there were 79,302,460 shares of Common Stock issued and outstanding (on a post-Reverse Split basis) and zero shares of preferred stock issued and outstanding.

On January 31, 2007, the Company issued 7,500,000 shares of its Common Stock (on a post-Reverse Split basis) to Ponce Acquisition for aggregate consideration $15,000, or $0.002 per share. The proceeds from this issuance were used to pay a portion of the costs to bring the Company current in its reporting obligations under the Exchange Act.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
On March 21, 2007, Ponce Acquisition cancelled and returned to QuikByte an aggregate of 7,450,000 shares of Common Stock (on a post-Reverse Split basis). The Company accounted for the return and cancellation of these shares as a reduction to common stock at par value, with a corresponding increase to additional paid-in capital.

On March 21, 2007, Bruno Koch, J.B. Heidbrecht and Mark Nixon, each of whom were former executive officers and directors of the Company for all or a portion of the period commencing January 26, 1989, and ending on or about December 31, 1991 cancelled and returned to QuikByte an aggregate of 2,450,000 shares of Common Stock (on a post-Reverse Split basis). The Company accounted for the return and cancellation of these shares as a reduction to common stock at par value, with a corresponding increase to additional paid-in capital.

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

On March 26, 2007, the Company issued 1,600,000 shares of its Common Stock to Keating, for services rendered to the Company valued at $16,000, or $0.01 per share.

On March 26, 2007, the Company also issued 5,500,000 shares of its Common Stock to Garisch for consulting services rendered to the Company valued at $55,000, or $0.01 per share.

The shares of Common Stock issued to KI Equity, Kevin R. Keating and Garisch in March of 2007 were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). As such, the shares of Common Stock issued to KI Equity, Kevin R. Keating and Garisch are restricted shares. The Company also granted demand and piggyback registration rights to KI Equity, Keating and Garisch with respect to the above shares.

In conjunction with the Stock Purchase Agreement and Change of Control Transaction that was finalized on July 7, 2008 (see Note 3), the Company terminated the registration rights and related agreements that were initially granted to KI Equity, Keating and Garisch in March of 2007.

5.	Related Party Transactions

Effective March 26, 2007, the Company entered into a management agreement (“Management Agreement”) with Vero Management, L.L.C., a Delaware limited liability company (“Vero”) under which Vero agreed to provide a broad range of managerial and administrative services to the Company including, but not limited to, assistance in the preparation and maintenance of the Company’s financial books and records, the filing of various reports with the appropriate regulatory agencies as are required by State and Federal rules and regulations, the administration of matters relating to the Company’s shareholders including responding to various information requests from shareholders as well as the preparation and distribution to shareholders of relevant Company materials, and to provide office space, corporate identity, telephone and fax services, mailing, postage and courier services for a fixed fee of $2,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement was to continue to remain in effect until terminated in writing by either party. Effective July 1, 2007, the Management Agreement was amended to reduce the monthly fixed fee to $1,000 per month.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Keating owns and controls Vero and was previously an officer and director of the Company prior to his resignation from such positions on July 7, 2008 in conjunction with the Change of Control Transaction as discussed in Note 3. Additionally, in conjunction with the KI/Keating Agreement and Change in Control Transaction that was finalized on July 7, 2008, the Company terminated the Management Agreement with Vero.

6.	Subsequent Events

On July 7, 2008, after the closing of the Change of Control Transaction as discussed in Note 3, the Company issued 31,437,000 shares of its Common Stock for an aggregate offering price of $562,500. There were no underwriting discounts or commissions associated with the transaction and the shares of Common Stock were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of July 7, 2008, after giving effect to the issuance of the 31,437,000 shares of Common Stock as discussed above, a total of 110,739,460 shares of the Company’s Common Stock were issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     QuikByte Software, Inc., (the “Company”) currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.
Company Background
     Currently, the Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and its shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of its shareholders will be negotiated by the Company’s management and the target company. The Company currently does not have any relevant operating business, revenues form operations or assets.
     The search for a target business will not be restricted to any specific business, industry or geographic location and the Company may participate in a business venture of virtually any kind or nature. The business plan is intended to be broad so that the Company is not limited in evaluating and pursuing any business objective that would bring value to its shareholders. The Company anticipates that it will be able to complete only one potential business combination because of its nominal assets and limited financial resources. The Company also believes that it will require additional capital from time to time to be able to support its reporting obligations and maintenance of its corporate status and to fund any business combination expenses. The Company currently does not have any identified sources of working capital funds. There is no assurance that the Company will be able to find a business opportunity or that it will be able to complete a business combination.
Plan of Operations
     The Company’s Plan of Operations is based on identifying and attracting a suitable company that has both a business history and operating assets, with which to effect a business combination. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature.
     The Company may seek a business combination with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.
     The Company anticipates that the selection of a business opportunity will be complex and extremely risky. The Company’s management believes that there are many entities seeking the benefits of merging with or being acquired by an issuer which has complied with the reporting requirements of the Exchange Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes and regulations) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets upon consummation of a transaction. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the Exchange Act without incurring the cost and time required to conduct an initial public offering.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis, in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.
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
     During the next twelve months the Company anticipates incurring costs related to:
(i)	filing of Exchange Act reports, and

(ii)	costs relating to consummating an acquisition.
     The Company currently does not engage in any business activities that provide cash flow. The Company believes it will be able to meet these costs for at least the next 12 months through use of funds in its treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in the Company by its shareholders, management or other investors.
     Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. Alternatively, a target business may require substantial capital for the further development of its operations. In that event, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.
Results of Operations
Operating Results for the Three Months Ended June 30, 2008 and 2007
     For the three months ended June 30, 2008 and 2007 the Company had no activities that produced revenues from operations.
     For the three months ended June 30, 2008, the Company had a net loss of $(5,434), as compared to a net loss of $(12,620) for the corresponding period in 2007. For the three months ended June 30, 2008, the Company incurred $5,434 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-Q for the period ended March 31, 2008 filed in May 2008.

     For the three months ended June 30, 2007, the Company had a net loss of $(12,620). During the three months ended June 30, 2007, the Company incurred $12,620 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the prior quarter and the filing of the Company’s Report on Form 10-QSB for the period ended March 31, 2007 filed in May 2007.
Operating Results for the Six Months Ended June 30, 2008 and 2007
     For the six months ended June 30, 2008, the Company had no activities that produced revenues from operations.
     For the six months ended June 30, 2008, the Company had a net loss of $(18,594), as compared to a net loss of $(252,563) for the corresponding period in 2007. For the six months ended June 30, 2008, the Company incurred $18,594 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form
10-Q for the period ended March 31, 2008 filed in May 2008.
     For the six months ended June 30, 2007, the Company had a net loss of $(252,563). During the six months ended June 30, 2007, the Company incurred $222,567 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter. During the six months ended June 30, 2007, the Company incurred $30,000 of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement.
Liquidity and Capital Resources
     As of June 30, 2008, the Company had assets equal to $0. The Company’s current liabilities as of June 30, 2008 were $0.
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
     On July 7, 2008, after the closing of the Change of Control Transaction as discussed in Note 3, the Company issued 31,437,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), for an aggregate offering price of $562,500. These proceeds were to be used by the Company as working capital.
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
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting. However, subsequent to the period covered by this report, effective July 7, 2008, Glenn L. Halpryn was appointed as the Company’s President and Chief Executive Officer and Alan Jay Weisberg was appointed as the Company’s Chief Financial and Accounting Officer. The Company has engaged its former per diem accountant to assist the new CFO and CEO in processing the information and allowing the final review of this information to be performed by the CFO and CEO.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.
Item 1A. Risk Factors.
     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     No unregistered sales of equity securities of the Company occurred during the period covered by this Quarterly Report on Form 10-Q. However, unregistered equity securities of the Company were sold on July 7, 2008, as indicated in Note 6 to the Financial Statements and disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008.
Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of the Company’s security holders during the period covered by this Quarterly Report on Form 10-Q.
Item 5. Other Information.
     None.
Item 6. Exhibits.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKBYTE SOFTWARE, INC.
Date: Aug 14, 2008	By:	/s/ Glenn L. Halpryn
		Name:	Glenn L. Halpryn
		Title:	Chief Executive Officer

Date: Aug 14, 2008	By:	/s/ Alan Jay Weisberg
		Name:	Alan Jay Weisberg
		Title:	Chief Financial and Accounting Officer