Form 10-Q
period 2008-09-30
QUIKBYTE SOFTWARE INC
filed 2008-11-13
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 11, 2008 was 11,073,946.

QUIKBYTE SOFTWARE, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
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

QuikByte Software, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$416,657	$21,879
Prepaids	20,840	—

Total Current Assets	437,497	21,879

Total Assets	$437,497	$21,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$189	$3,285

Total Current Liabilities	189	3,285

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 11,073,946 shares issued and outstanding at September 30, 2008, 7,930,246 shares issued and outstanding at December 31, 2007	1,107	793
Additional paid-in capital	2,053,769	1,491,583
Deficit accumulated during the development stage	(1,617,568)	(1,473,782)

Total Stockholders’ Equity	437,308	18,594

Total Liabilities and Stockholders’ Equity	$437,497	$21,879

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period from
					January 26, 1989
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Revenue	$—	$—	$—	$—	$269

Operating Expenses
Research and development	—	—	—	—	470,932
Depreciation and amortization	—	—	—	—	53,516
Professional fees	106,719	10,646	125,074	230,619	844,996
General and administrative	19,123	—	19,362	2,593	525,189

Total Operating Expenses	125,842	10,646	144,436	233,212	1,894,633

Loss from Operations	(125,842)	(10,646)	(144,436)	(233,212)	(1,894,364)

Other Income (Expense)
Interest income	650	6	650	9	8,683
Interest expense	—	—	—	—	(9,918)
Other income	—	—	—	—	308,031
Other expense	—	—	—	(30,000)	(30,000)

Total Other Income (Expense), net	650	6	650	(29,991)	276,796

Net Loss	$(125,192)	$(10,640)	$(143,786)	$(263,203)	$(1,617,568)

Net Loss Per Share — Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.05)	$(1.25)

Weighted average number of shares outstanding during the period — basic and diluted	10,834,751	7,930,246	8,905,481	4,941,683	1,296,610

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD FROM JANUARY 26, 1989 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at January 26, 1989	—	$—	$—	$—	$—
Issuance of common stock to founders	277,500	28	(28)	—	—
Issuance of common stock for cash	327,500	33	255,987	—	256,020
Issuance of common stock for services	15,000	2	14,999		15,000
Issuance of common stock for warrants	—	—	100	—	100
Net (loss)	—	—	—	(74,393)	(74,393)

Balances at December 31, 1989	620,000	$62	$271,058	$(74,393)	$196,727
Issuance of common stock for employment	22,000	2	98,998	—	99,000
Warrants exercised	17,750	2	70,204	—	70,206
Net (loss)	—	—	—	(424,063)	(424,063)

Balances at December 31, 1990	659,750	$66	$440,260	$(498,456)	$(58,130)
Warrants exercised	30,750	3	122,997	—	123,000
Issuance of common stock for employment	9,000	1	45,999	—	46,000
Issuance of common stock for cash	10,746	1	122,049	—	122,050
Net (loss)	—	—	—	(531,532)	(531,532)

Balances at December 31, 1991	710,246	$71	$731,305	$(1,029,988)	$(298,612)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1992	710,246	$71	$731,305	$(1,030,751)	$(299,375)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1993	710,246	$71	$731,305	$(1,031,514)	$(300,138)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1994	710,246	$71	$731,305	$(1,032,277)	$(300,901)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1995	710,246	$71	$731,305	$(1,033,040)	$(301,664)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1996	710,246	$71	$731,305	$(1,033,803)	$(302,427)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1997	710,246	$71	$731,305	$(1,034,566)	$(303,190)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1998	710,246	$71	$731,305	$(1,035,329)	$(303,953)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 1999	710,246	$71	$731,305	$(1,036,092)	$(304,716)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2000	710,246	$71	$731,305	$(1,036,855)	$(305,479)
Net (loss)	—	—	—	(20,763)	(20,763)

Balances at December 31, 2001	710,246	$71	$731,305	$(1,057,618)	$(326,242)
Net (loss)	—	—	—	(12,763)	(12,763)

Balances at December 31, 2002	710,246	$71	$731,305	$(1,070,381)	$(339,005)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2003	710,246	$71	$731,305	$(1,071,144)	$(339,768)
Net (loss)	—	—	—	(763)	(763)

Balances at December 31, 2004	710,246	$71	$731,305	$(1,071,907)	$(340,531)
Net (loss)	—	—	—	308,031	308,031

Balances at December 31, 2005	710,246	$71	$731,305	$(763,876)	$(32,500)
Net (loss)	—	—	—	(439,285)	(439,285)

Balances at December 31, 2006	710,246	$71	$731,305	$(1,203,161)	$(471,785)
Issuance of common stock for cash on January 31, 2007 ($0.02/share)	750,000	75	14,925	—	15,000
Return and cancellation of common stock on March 21, 2007	(990,000)	(99)	99		—

QuikByte Software, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE CUMULATIVE PERIOD FROM JANUARY 26, 1989 (INCEPTION) TO SEPTEMBER 30, 2008 — Continued
(UNAUDITED)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock for cash on March 21, 2007 ($0.10/share)	6,000,000	600	599,400	—	600,000
Issuance of common stock for cash on March 26, 2007 ($0.10/share)	750,000	75	74,925	—	75,000
Issuance of common stock for services on March 26, 2007 ($0.10/share)	710,000	71	70,929	—	71,000
Net (loss)	—	—	—	(270,621)	(270,621)

Balances at December 31, 2007	7,930,246	$793	$1,491,583	$(1,473,782)	$18,594
Issuance of common stock for cash on July 7, 2008 ($0.1789/share)	3,143,700	314	562,186	—	562,500
Net (loss)	—	—	—	(143,786)	(143,786)

Balances at September 30, 2008	11,073,946	$1,107	$2,053,769	$(1,617,568)	$437,308

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period from
	For the Nine Months Ended		January 26, 1989
	September 30,		(Inception) to
	2008	2007	September 30, 2008
Cash Flows From Operating Activities:
Net Loss	$(143,786)	$(263,203)	$(1,617,568)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services		71,000	231,100
Depreciation and amortization	—	—	53,516
Write-down of computer software	—	—	173,358
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaids	(20,840)	—	(20,840)
Increase (Decrease) in:
Accounts payable and accrued expenses	(3,096)	(467,785)	189

Net Cash Used In Operating Activities	(167,722)	(659,988)	(1,180,245)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	—	(52,516)
Increase in computer software	—	—	(173,359)
Organizational costs	—	—	(1,000)

Net Cash Used In Investing Activities	—	—	(226,875)

Cash Flows From Financing Activities:
Proceeds from notes payable	—	—	9,537
Write-off of notes payable	—	—	(9,537)
Proceeds from issuance of common stock -related parties	562,500	—	562,500
Proceeds from issuance of common stock	—	690,000	1,261,277

Net Cash Provided by Financing Activities	562,500	690,000	1,823,777

Net Increase in Cash	394,778	30,012	416,657

Cash at Beginning of period	$21,879	$—	—

Cash at End of period	$416,657	$30,012	$416,657

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—	$—

Cash paid for taxes	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Return and cancellation of common stock	$—	$990	$990

Forgiveness of debt	$—	$—	$308,831

The accompanying notes are an integral part of these financial statements.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
1.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ended December 31, 2007, included in the Company’s Form 10-KSB.

2.	Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations and Liquidity

QuikByte Software, Inc. (the “Company”) is a development stage enterprise that was incorporated under the laws of the State of Colorado on January 26, 1989 for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.

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

Following the change in control during the first quarter of fiscal year 2007, the Company intended to serve as a vehicle to effect an asset acquisition, merger or business combination with a domestic or foreign business.

The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $143,786 and net cash used in operations of $167,722, respectively, for the nine months ended September 30, 2008. The Company also has a deficit accumulated during the development stage of $1,617,568. The Company has positive working capital of $437,308 and has the ability to meet all obligations due over the course of the next twelve months. The Company is currently in the development stage and has not generated any significant operating revenues since inception.

(B) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(C) Cash and cash equivalents

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $166,657 at September 30, 2008.

(D) Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At September 30, 2008 and 2007, respectively, the Company had no outstanding common stock equivalents.

On September 18, 2008, the Company’s stockholders approved a 1 for 10 reverse stock split of all outstanding common stock, which was effectuated on October 6, 2008. All share and per share amounts were retroactively restated to reflect this reverse stock split.

(E) Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

(F) Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on its financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

(G) Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.

3.	Stock Purchase Agreements and Changes of Control

In the following discussion, all share amounts reflect a 1 for 10 reverse stock split effected as of October 6, 2008.

On March 23, 2007, KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), acquired control of the Company under the terms of that certain Securities Purchase Agreement, dated March 2, 2007 (the “2007 Agreement”), between the Company and KI Equity (the “2007 Transaction”). Pursuant to the terms of the 2007 Agreement, the Company agreed to sell to KI Equity, and KI Equity agreed to purchase from the Company, 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $600,000 or $0.10 per share. Prior to the closing of the 2007 Transaction, the Company was controlled by Ponce Acquisition, LLC, a Colorado limited liability company (“Ponce Acquisition”). To the Company’s knowledge, the source of funds for the 2007 Transaction was from the working capital of KI Equity. The proceeds from this sale were used to settle a variety of the Company’s pre-existing liabilities.

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

On June 2, 2008, KI Equity, at the time the largest holder of the Company’s Common Stock, and Keating, who at the time was the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director, entered into a Stock Purchase Agreement, as amended (the “KI/Keating Purchase Agreement”), with Mr. Glenn L. Halpryn, as agent for certain investors in the Company (the “Investors”),

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
pursuant to which KI Equity and Keating agreed to sell to the Investors, and the Investors agreed to purchase from KI Equity and Keating, an aggregate of 6,910,000 shares of Common Stock (the “KI/Keating Shares”), for an aggregate purchase price of $926,273.46, or approximately $0.134 per share.

Also on June 2, 2008, the Investors entered into a Stock Purchase Agreement, as amended (the “Garisch Purchase Agreement”), with Garisch Financial, Inc., an Illinois corporation (“Garisch”), pursuant to which Garisch agreed to sell to the Investors, and the Investors agreed to purchase from Garisch, 550,000 shares of Common Stock (the “Garisch Shares”), for an aggregate purchase price of $73,727, or approximately $0.134 per share.

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

In connection with the Change of Control Transaction, the Company terminated that certain Management Agreement, dated as of March 26, 2007, as amended (the “Management Agreement”), by and between the Company and Vero Management, L.L.C., a Delaware limited liability company (“Vero”). The Company did not incur any termination penalties in connection with the termination of the Management Agreement. Under the terms of the Management Agreement, Vero provided the Company with managerial and administrative services in exchange for a monthly fee of $1,000.

Vero is owned and controlled by Keating, who, prior to the Change of Control Transaction, served as a director and the Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary of the Company. Keating is the father of Mr. Timothy J. Keating, the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KI Equity, which, prior to the Change of Control Transaction, was the controlling shareholder of the Company.

Also on July 7, 2008, the Company terminated (i) those certain Registration Rights Agreements, dated March 23, 2007 and March 26, 2007, by and between the Company and KI Equity (the “KI Equity Rights Agreements”), (ii) that certain Registration Rights Agreement, dated March 26, 2007, by and between the Company and Keating (the “Keating Rights Agreement”), (iii) that certain Registration Rights Agreement, dated March 26, 2007, by and between Garisch and the Company (the “Garisch Rights Agreement”, collectively, with the KI Equity Rights Agreements and the Keating Rights Agreement, the “Rights Agreements”), and (iv) that certain Consulting Agreement, dated March 26, 2007, by and among the Company, KI Equity and Garisch, pursuant to which Garisch provided certain financial consulting services to the Company. The Rights Agreements granted certain demand and piggyback registration rights to KI Equity, Keating and Garisch. The Rights Agreements and the Consulting Agreement were terminated as a condition to the closing of the Change in Control. The Company did not incur any termination penalties in connection with the termination of the Rights Agreements or the Consulting Agreement.

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

QuikByte Software, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
On July 7, 2008, after the closing of the Change of Control Transaction, the Company issued 3,143,700 shares of its Common Stock for an aggregate offering price of $562,500 or approximately $0.1789 per share. There were no underwriting discounts or commissions associated with the transaction and the shares of Common Stock were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of July 7, 2008, after giving effect to the issuance of the 3,143,700 shares of Common Stock as discussed above, a total of 11,073,946 shares of Common Stock were issued and outstanding.

4.	Stockholders’ Equity (Deficit)

During the period January 26, 1989 (Inception) to December 31, 2006, the Company issued 710,246 shares of Common Stock. Of the total, 277,500 were issued to founders at par value for services rendered. The Company issued an aggregate 338,246 shares of Common Stock for $378,070 during 1989 and 1991. The Company also issued an aggregate 46,000 shares of Common Stock to employees and third parties for services rendered having a fair value of $160,000 during 1989, 1990 and 1991. Finally, the Company issued an aggregate 48,500 shares of Common Stock in connection with stock warrant exercises having a fair value of $193,206.

On January 31, 2007, the Company issued 750,000 shares of its Common Stock to Ponce Acquisition for $15,000.

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

The amendment also provided for a 1-for-20 reverse stock split of the Company’s common stock outstanding on March 16, 2007. All share and per share amounts were retroactively restated at that time.

On March 21, 2007, a total of 990,000 shares of common stock were cancelled and retired.

On March 23, 2007 and March 26, 2007, the Company issued an aggregate 7,460,000 shares of common stock for $746,000.

On July 7, 2008, the Company issued an aggregate of 3,143,700 shares of Common Stock for $562,500.

On October 6, 2008, the Company amended its Articles of Incorporation to increase its authorized capital stock. The amendment increased the authorized Common Stock from 250,000,000 shares, with a par value of $0.0001 per share, to 500,000,000 shares, with a par value of $0.0001 per share. The amendment also increased the authorized preferred stock from 2,000,000 shares, with a par value of $0.0001 per share, to 100,000,000 shares, with a par value of $0.0001 per share.

The amendment also provided for a 1-for-10 reverse stock split of the Company’s common stock outstanding on October 6, 2008. All share and per share amounts were retroactively restated at that time.

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
Company Background
     Currently, the Company is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). It plans to seek a target company with which to merge or to complete a business combination. In any transaction, the Company will be the surviving entity, and its shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of its shareholders will be negotiated by the Company’s management and the target company. The Company currently does not have any relevant operating business, revenues form operations or assets.
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
Results of Operations
Operating Results for the Three Months Ended September 30, 2008 and 2007
     For the three months ended September 30, 2008 and 2007 the Company had no activities that produced revenues from operations.
     For the three months ended September 30, 2008, the Company had a net loss of $(125,192) as compared to a net loss of $(10,640) for the corresponding period in 2007. For the three months ended September 30, 2008, the Company incurred $125,842 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-Q for the period ended June 30, 2008 filed in August 2008 and the July 7, 2008 change of control.

     For the three months ended September 30, 2007, the Company had a net loss of $(10,640). During the three months ended September 30, 2007, the Company incurred $10,646 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the prior quarter and the filing of the Company’s Report on Form 10-QSB for the period ended June 30, 2007 filed in August 2007.
Operating Results for the Nine Months Ended September 30, 2008 and 2007
     For the nine months ended September 30, 2008, the Company had no activities that produced revenues from operations.
     For the nine months ended September 30, 2008, the Company had a net loss of $(143,786), as compared to a net loss of $(263,203) for the corresponding period in 2007. For the nine months ended September 30, 2008, the Company incurred $144,436 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-Q for the period ended June 30, 2008 filed in August 2008 and the July 7, 2008 change of control.
     For the nine months ended September 30, 2007, the Company had a net loss of $(263,203). During the nine months ended September 30, 2007, the Company incurred $233,212 of operating expenses, primarily comprised of professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the quarter. During the nine months ended September 30, 2007, the Company incurred $30,000 of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of a settlement agreement.
Liquidity and Capital Resources
     As of September 30, 2008, the Company had assets equal to $437,497. The Company’s current liabilities as of September 30, 2008 were $189.
     The Company has generated minimal revenues since inception. At September 30, 2008 the Company had cash of $416,657. The Company believes it has sufficient funds to cover its expenses and to execute its business plan of seeking a combination with a private operating company.
     On July 7, 2008, after the closing of the Change of Control Transaction as discussed in Note 3, the Company issued 3,143,700 shares of Common Stock for an aggregate offering price of $562,500, or approximately $0.1789 per share. These proceeds were to be used by the Company as working capital.
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
     As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
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
     The risk factor set forth below updates the risk factors previously disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to fund our operations or effectuate a reverse merger or similar transaction with a private operating company.
     We have funded our operations to date primarily through sales of our stock in private placements and in all likelihood we will need additional funds to continue our operations and take advantage of any available opportunity to acquire an operating company. Our ability to sell additional shares of our stock and/or borrow funds under new credit facilities could be materially adversely affected by the recent economic turmoil in the world equity and credit markets. There can therefore be no assurance that we will be able to raise the funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations and take advantage of any available opportunity to acquire an operating company.
     Additionally, the current economic turmoil could reduce the perceived advantages of being a publicly held corporation and therefore reduce demand from private operating companies to effectuate a reverse merger or similar transaction with us, which may materially adversely affect our ability to acquire a suitable and favorable business opportunity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     The information required by this Item 2 has been previously reported on the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2008.

Item 3.	Defaults Upon Senior Securities.
     None.

Item 4.	Submission of Matters to a Vote of Security Holders.
     The Company held a Special Meeting of Shareholders on September 18, 2008. The holders of 110,739,460 shares of Common Stock were entitled to vote at the meeting. The following five proposals were voted upon and approved at the meeting.
     Proposal 1: An amendment to the Articles of Incorporation of the Company, as amended (the “Articles”), to increase the number of authorized shares of all classes of capital stock from 252,000,000 shares to 600,000,000 shares, composed of 500,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.0001 per share.

	For	Against	Abstain
Shares voted	74,345,025	35,425	1,693,472

     Proposal 2: An amendment to the Articles to permit the shareholders of the Company to take action by written consent in lieu of a meeting of shareholders, so long as the consenting shareholders hold shares of the capital stock of the Company having not less than the minimum number of votes that would be necessary to authorize or take action at a meeting of shareholders at which all of the shares entitled to vote thereon were present and voted.

	For	Against	Abstain
Shares voted	74,359,450	11,000	1,703,472

     Proposal 3: An amendment to the Articles to consummate a one for ten reverse split of the Common Stock.

	For	Against	Abstain
Shares voted	74,351,740	9,060	1,713,122

     Proposal 4: An amendment to the Articles to remove a provision from therein which conditions the Company’s ability to issue shares of capital stock and the ability of its shareholders to transfer their shares of capital stock on the size of the Company’s board of directors.

	For	Against	Abstain
Shares voted	74,343,100	27,350	1,703,472

     Proposal 5: A proposal to amend and restate that Articles so that they comply with the Colorado Business Corporation Act, which was adopted subsequent to the incorporation of the Company.

	For	Against	Abstain
Shares voted	74,369,450	13,000	1,693,472

Item 5.	Other Information.
     None.

Item 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation of the Company

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKBYTE SOFTWARE, INC.
Date: November 13, 2008	By:	/s/ Glenn L. Halpryn
		Name:	Glenn L. Halpryn
		Title:	Chief Executive Officer

Date: November 13, 2008	By:	/s/ Alan Jay Weisberg
		Name:	Alan Jay Weisberg
		Title:	Chief Financial and Accounting Officer