Form 10-K
period 2008-12-31
QUIKBYTE SOFTWARE INC
filed 2009-03-30
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000-52228
QUIKBYTE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

COLORADO	33-0344842

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Boulevard
Suite 950
Miami, Florida	33137

(Address of principal executive offices)	(Zip Code)
(305) 573-4112

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☒ Yes ☐ No
The aggregate market value of shares of the Common Stock of the Registrant held by non-affiliates as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $611,319.
The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2009 was 11,073,946.
Documents Incorporated by Reference: None

QuikByte Software, Inc.

Annual Report on Form 10-K
Fiscal Year Ended December 31, 2008

     i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.
     Risks and uncertainties, the occurrence of which could adversely affect our company, include the following:
•	The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to fund our operations or effectuate a merger or other business combination with a private operating company.

•	We have no current operating business.

•	There is no assurance that we will successfully implement our business plan.

•	There is competition for those private companies suitable for a business combination of the type contemplated by our management.

•	Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business with which we may ultimately complete a transaction.

•	It may be impracticable for us to complete an exhaustive investigation of a target business.

•	The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or other business combination with the most attractive private companies.

•	We will likely only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

•	If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a merger or other business combination.

•	Any potential merger or business combination by the Company may subject us to additional risks.

•	We are heavily dependent upon our management and outside advisors.

•	Our officers and directors will also allocate their time to other businesses, and such other affairs could limit their ability to find and help us consummate a business combination.

•	We will likely require additional financing in order to complete a merger or other business combination with an operating business and there can be no assurance that such financing will be available.

•	We have never paid dividends on our Common Stock.

•	A business combination would likely cause a change in control of our ownership.

•	We may issue shares of our capital stock to complete a business combination, which would likely result in substantial dilution of our shareholders.

•	Trading of our Common Stock is limited, making it difficult for our shareholders to sell their shares.

•	Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.
     Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
     We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. We intend that all forward-looking statements be subject to the safeharbor provisions of PSLRA.

PART I
Item 1. Business.
Summary
     QuikByte Software, Inc. (“we”, “us”, “our”, “QuikByte” or the “Company”) is a shell company (as defined in Rule 12b-2 promulgated under the Exchange Act) and plans to seek a target company with which to merge or to complete a business combination. In any transaction, our shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our shareholders will be negotiated by our management and the target company. We currently have no relevant operating business, revenues from operations or assets.
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
     In this annual report on Form 10-K, except for the discussion of the Company’s authorized shares, all share amounts reflect a 1 for 20 reverse stock split effective as of March 16, 2007 and a 1 for 10 reverse stock split effected as of October 6, 2008.
Changes in Control
     On March 23, 2007, KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), acquired control of the Company under the terms of that certain Securities Purchase Agreement, dated March 2, 2007 (the “2007 Agreement”), between the Company and KI Equity (the “2007 Transaction”). Pursuant to the terms of the 2007 Agreement, the Company agreed to sell to KI Equity, and KI Equity agreed to purchase from the Company, 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $600,000. To the Company’s knowledge, the source of funds for the 2007 Transaction was from the working capital of KI Equity. The proceeds from this sale were used to settle a variety of the Company’s pre-existing liabilities.
     Prior to the closing of the 2007 Transaction, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom were former executive officers and directors of the Company for all or a portion of the period that commenced on January 26, 1989 and ended on or about December 31, 1991 (collectively, the “Former Principals”), agreed to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of certain settlement agreements executed by the parties (the “Settlement Agreements”). Pursuant to the Settelement Agreements, the Company paid the Former Principals, at the closing of the 2007 Transaction, an aggregate cash payment of $30,000, and the Former Principals cancelled, and returned to the Company, an aggregate of 245,000 shares of Common Stock.
     Also prior to closing of the 2007 Transaction, Ponce Acquisition, LLC, a Colorado limited liability company that at the time was the Company’s controlling shareholder (“Ponce Acquisition”), agreed to cancel, and returned to the Company, an aggregate of 745,000 shares of Common Stock. The Company had issued 750,000 shares of Common Stock on January 31, 2007 to Ponce Acquisition for $15,000. The proceeds from this issuance were used to pay a portion of the costs to bring the Company current in its reporting obligations under the Exchange Act.

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
     Following the closing of the 2007 Transaction, on March 26, 2007, the Company issued 750,000 shares of Common Stock to KI Equity for aggregate consideration of $75,000. The proceeds from this sale were used for working capital to pay expenses to maintain the reporting status of the Company. Also on March 26, 2007, the Company issued 160,000 shares of Common Stock to Keating for services rendered to the Company valued at $16,000, and 550,000 shares of Common Stock to Garisch Financial, Inc., an Illinois corporation (“Garisch”), for consulting services rendered to the Company valued at $55,000.
     On June 2, 2008, KI Equity, at the time the largest holder of the Company’s Common Stock, and Keating entered into a Stock Purchase Agreement, as amended (the “KI/Keating Purchase Agreement”), with Mr. Glenn L. Halpryn, as agent for certain investors in the Company (the “Investors”), pursuant to which KI Equity and Keating agreed to sell to the Investors, and the Investors agreed to purchase from KI Equity and Keating, an aggregate of 6,910,000 shares of Common Stock (the “KI/Keating Shares”), for an aggregate purchase price of $926,273.
     Also on June 2, 2008, the Investors entered into a Stock Purchase Agreement, as amended (the “Garisch Purchase Agreement”), with Garisch, pursuant to which Garisch agreed to sell to the Investors, and the Investors agreed to purchase from Garisch, 550,000 shares of Common Stock (the “Garisch Shares”), for an aggregate purchase price of $73,727.
     The closings of the transactions (the “2008 Transaction”) contemplated by the KI/Keating Purchase Agreement and the Garisch Purchase Agreement (the “Closings”) occurred simultaneously on July 7, 2008. At the time of the Closings, the KI/Keating Shares represented approximately 87% of the issued and outstanding shares of the Common Stock of the Company, and the Garisch Shares represented approximately 6.9% of the issued and outstanding shares of the Common Stock of the Company. To the Company’s knowledge, the source of the purchase price for the KI/Keating Shares and the Garisch Shares was from the personal funds and the working capital of the Investors.
     Pursuant to the terms of the KI/Keating Purchase Agreement and effective upon the Closings, Keating resigned from his positions as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company, and Keating, Jeff Andrews and Margie Blackwell (the “Existing Directors”) resigned from their positions as the directors of the Company. Also pursuant to the terms of the KI/Keating Purchase Agreement, the Existing Directors (i) amended the Bylaws of the Company in order to increase the size of the Board from three directors to five directors, (ii) appointed Mr. Glenn L. Halpryn, Mr. Alan Jay Weisberg, Mr. Noah M. Silver, Dr. Curtis Lockshin and Mr. Ronald Stein as the directors of the Company (the “New Directors”), effective upon the Closings, and (iii) appointed Mr. Glenn L. Halpryn to serve as the President and Chief Executive Officer of the Company, effective upon the Closings. Subsequent to the Closings, the New Directors appointed Mr. Noah M. Silver as the Vice President, Secretary and Treasurer of the Company and Mr. Alan Jay Weisberg as the Chief Financial and Accounting Officer of the Company. On July 7, 2008, after the closing of the 2008 Transaction, the Company issued 3,143,700 shares of Common Stock for an aggregate offering price of $562,500 for working capital purposes.
Current Business
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

Employees
     As of December 31, 2008, the Company had no employees or consultants. Prior to the 2008 Transaction, Kevin R. Keating, our former Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, allocated a portion of his time to our business activities, primarily maintaining our status as a reporting company under the Exchange Act and seeking a business combination with a private operating company, without compensation. Following the 2008 Transaction, Mr. Glenn L. Halpryn, our current Chief Executive Officer and President, Mr. Noah M. Silver, our current Vice President, Secretary and Treasurer and Mr. Alan Jay Weisberg, our current Chief Financial and Accounting Officer, assumed these responsibilities. Messrs. Halpryn, Silver and Weisberg receive compensation for their services as directors of the Company.
Item 1A. Risk Factors.
     An investment in our Common Stock involves investment risks and the possibility of the loss of an investor’s entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.
     The current recessionary economic environment and concurrent market instability may materially and adversely affect our ability to fund our operations or effectuate a merger or other business combination with a private operating company.
     We have funded our operations to date primarily through sales of our stock in private placements and in all likelihood we will need additional funds to continue our operations and take advantage of any available opportunity to acquire an operating company. Our ability to sell additional shares of our stock and/or borrow funds under new credit facilities could be materially adversely affected by the recent economic turmoil in the world equity and credit markets. The current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access credit from any proposed business combination. There can therefore be no assurance that we will be able to raise the funds on acceptable terms or at all, which may materially adversely affect our ability to continue our operations and take advantage of any available opportunity to acquire an operating company.
     Additionally, the current economic turmoil could reduce the perceived advantages of being a publicly held corporation and therefore reduce demand from private operating companies to effectuate a merger or other business combination with us, which may materially adversely affect our ability to acquire a suitable and favorable business opportunity.
     We have no current operating business.
     We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or other business combination with an operating business and we face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor’s purchase of any of our securities must be regarded as placing funds at a high risk in a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Since inception, the Company has generated no revenues and has incurred a cumulative operating loss of $1,940,443 and a cumulative net loss of $1,662,684. We currently have no source of operating revenue, and only limited working capital with which to pursue our business plan. The amount of capital required to sustain operations until the successful completion of a merger or other business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common or preferred stock, and there can be no assurance that such funding will be available in the future.
     There is no assurance that we will successfully implement our business plan.
     Our business plan is to seek a merger or other business combination with an operating business. There can be no assurance that we will acquire a suitable and favorable business opportunity in a merger or other business combination. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our Common Stock will increase as a result of the acquired business opportunity.

     There is competition for those private companies suitable for a business combination of the type contemplated by our management.
     We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking business combinations with operating entities that desire to become public companies. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.
     Since we have not yet identified a target business, we cannot currently ascertain the merits or risks of the business with which we may ultimately complete a transaction.
     We have not identified and have no commitments to enter into or acquire a specific business opportunity and the type of business that we may acquire is not yet identified. Therefore, we can disclose the risks and hazards of a business or opportunity that we might acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. To the extent we complete a business combination with a financially unstable business or an entity in its development stage, we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in us will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and shareholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.
     It may be impracticable for us to complete an exhaustive investigation of a target business.
     We have limited funds and lack full-time management, which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like, which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor or others associated with the business opportunity seeking to be acquired by us.
     The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or other business combination with the most attractive private companies.
     Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of a merger or other business combination with such entities. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for a transaction so long as the reporting requirements of the Exchange Act are applicable.
     We will likely only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.
     Because of our limited financial resources, we will not likely be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and shareholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus an investment in us will lack diversification.

     If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a merger or other business combination.
     If we are deemed to be an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Act”), we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including restrictions on the nature of our investments and restrictions on our issuance of securities. We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us or the surviving entity. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, the damages and delays would be costly.
     Any potential merger or business combination by the Company may subject us to additional risks.
     Any potential merger or business combination by us may be with a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We may pursue potential business opportunities in foreign countries, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of an investment in the Company.
     We are heavily dependent upon our management and outside advisors.
     We are heavily dependent upon the skills, talents and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning our management. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from shareholders.
     Our officers and directors will also allocate their time to other businesses, and such other affairs could limit their ability to find and help us consummate a business combination.
     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a merger or other business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and hinder their ability to help us consummate a business combination. Our officers and directors will try to resolve conflicts to the best advantage of all concerned.

     We will likely require additional financing in order to complete a merger or other business combination with an operating business and there can be no assurance that such financing will be available.
     In all likelihood we will need additional funds to take advantage of any opportunity to complete a merger or other business combination with an operating business. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the transaction and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.
     We have never paid dividends on our Common Stock.
     We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.
     A business combination would likely cause a change in control of our ownership.
     It is likely that any merger or business combination with an operating company will result in a change in control of the then current directors, officers and shareholders. Therefore, our management prior to the transaction will be changed to those of the target company and its shareholders, who will then control the combined company. At that time, our shareholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of shareholders.
     We may issue shares of our capital stock to complete a business combination, which would likely result in substantial dilution of our shareholders.
     A merger or other business combination effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. Moreover, the Common Stock issued in any such merger or other business combination may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing shareholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without shareholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our shareholders will occur and the rights of the holders of Common Stock might be materially adversely affected.
     Trading of our Common Stock is limited, making it difficult for our shareholders to sell their shares.
     Our securities are very thinly traded, and the price, if traded, may not reflect the value of the Company. It is unlikely that there will be an active market for our shares either now or shortly after we complete a merger or other business combination. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans. Our shares are currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”). Management intends to strongly consider undertaking a business transaction with a private operating company which will allow our shares to be quoted and traded on the NASDAQ Global Market, NASDAQ Capital Market or a national exchange. However, there can be no assurance that, upon a business combination, we will qualify our shares for quotation or listing on NASDAQ or a national exchange, or be able to maintain the criteria necessary to insure continued quotation or listing.

     Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.
     Our Common Stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on NASDAQ or a national exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
     If applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.
     Additionally, the majority of our shares currently outstanding are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person must hold their restricted securities for certain periods of time before restrictions may be removed from their shares and/or their shares may be sold. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

Item 2.	Properties.
     The Company currently maintains, at no cost to the Company, its executive offices in approximately 600 square feet of office space located at 4400 Biscayne Boulevard, Suite 950, Miami, Florida 33137. The office space is leased by companies that are affiliated with Mr. Glenn L. Halpryn, the Company’s Chairman, Chief Executive Officer and President. Neither Mr. Halpryn nor his affiliated companies charge the Company for the use of this office space.
     The Company does not currently own any real or personal property, nor does it have any plans to acquire any real or personal property in the future. The Company does not own any significant business operating assets, nor does it maintain any policy of insurance to insure any property or business operations.

Item 3.	Legal Proceedings.
     The Company is not currently a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote by Security Holders.
     During the fourth quarter of fiscal year 2008, no matters were submitted to a vote of security holders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     The Company’s Common Stock is traded on the OTCBB under the symbol “QBSW”. The Company’s Common Stock began quotation on the OTCBB on an unpriced basis in December 2006.

     The Common Stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.
     The following table sets forth the range of high and low bid quotations for the Common Stock, as reported by the OTCBB, on a quarterly basis for the fiscals years ended December 31, 2008 and 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.*
For the Fiscal Year Ended on December 31, 2007

	High	Low
Quarter Ended March 31, 2007	5.40	0.60
Quarter Ended June 30, 2007	3.60	2.00
Quarter Ended September 30, 2007	2.00	1.10
Quarter Ended December 31, 2007	$2.80	$1.40
For the Fiscal Year Ended on December 31, 2008

	High	Low
Quarter Ended March 31, 2008	1.60	1.30
Quarter Ended June 30, 2008	1.30	1.00
Quarter Ended September 30, 2008	1.60	0.90
Quarter Ended December 31, 2008	$0.90	$0.45

*	The Company effectuated a one-for-twenty reverse stock split effective as of March 16, 2007 and a one-for-ten reverse stock split effective as of October 6, 2008. The prices set forth above have been adjusted for these reverse stock splits.
     As of March 20, 2009, there were approximately 254 holders of record of our Common Stock.
Dividend Policy
     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any such cash dividends in the foreseeable future. The payment by the Company of dividends, if any, in the future, rests within the discretion of the Board and will depend, among other things, upon the Company’s earnings, capital requirements and financial condition.
Equity Compensation Plan Information
     As of December 31, 2008, we had not adopted an equity compensation plan under which we would be authorized to issue our common stock, rights and/or stock options.

Item 6.	Selected Financial Data.
     As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of our current management. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” preceding Part I of this Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. This discussion and analysis should be read in conjunction with the accompanying financial statements and the related notes included in this report.

Overview
     QuikByte is a shell company as defined in Rule 12b-2 promulgated under the Exchange Act. The Company currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business rather than immediate, short-term earnings. In any transaction, the Company’s shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of its shareholders will be negotiated by the Company’s management and the target company. The Company currently does not have any relevant operating business, revenues from operations or assets.
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
     The analysis of new business opportunities is being undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on preliminarily identifying business opportunities through current associations of the Company’s officers and directors or by the Company’s shareholders. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis, in the form of cash and the Company’s stock. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.

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
Results of Operations
Operating Results for the Years Ended December 31, 2008 and 2007
     For the years ended December 31, 2008 and 2007, the Company had no activities that produced revenues from operations.
     For the year ended December 31, 2008, the Company had a net loss of $(188,902). During the year ended December 31, 2008, the Company incurred $190,515 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the Company’s reporting requirements under the Exchange Act and a re-audit of the Company’s financial statements for the fiscal year ended December 31, 2007.
     For the year ended December 31, 2007, the Company had a net loss of $(270,621). During the year ended December 31, 2007, the Company incurred $240,630 of operating expenses, primarily comprised of (i) professional fees paid to attorneys, accountants and other consultants related to the reorganization and change of management which took place during the year and (ii) legal, accounting, audit and other professional service fees incurred in relation to the Company’s reporting requirements under the Exchange Act. During the year ended December 31, 2007, the Company incurred $30,000 of other non-operating expenses, comprised of payments made to the Company’s former executive officers and directors under the terms of the Settlement Agreements.

Liquidity and Capital Resources
     As of December 31, 2008, the Company had assets equal to $394,524. The Company’s current liabilities as of December 31, 2008 were $2,332.
     The Company has generated minimal revenues since inception. At December 31, 2008 the Company had cash of $380,460. The Company believes it has sufficient funds to cover its expenses and to execute its business plan of seeking a combination with a private operating company.
     On July 7, 2008, after the closing of the 2008 Transaction, the Company issued 3,143,700 shares of Common Stock for an aggregate offering price of $562,500. These proceeds were to be used by the Company as working capital.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
     As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.
QuikByte Software, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors
QuikByte Software, Inc.
Miami, Florida
We have audited the accompanying balance sheets of QuikByte Software, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of QuikByte Software, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QuikByte Software, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.
/s/ Pender Newkirk & Company LLP

Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 27, 2009

QUIKBYTE SOFTWARE, INC.
Balance Sheet

	December 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash	$380,460	$21,879
Prepaids	14,064	—

Total Current Assets	394,524	21,879

Total Assets	$394,524	$21,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,332	$3,285

Total Current Liabilities	2,332	3,285

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 and 250,000,000 shares authorized at December 31, 2008 and 2007, respectively, 11,073,946 shares issued and outstanding at December 31, 2008, 7,930,246 shares issued and outstanding at December 31, 2007	1,107	793
Additional paid-in capital	2,053,769	1,491,583
Accumulated deficit	(1,662,684)	(1,473,782)

Total Stockholders’ Equity	392,192	18,594

Total Liabilities and Stockholders’ Equity	$394,524	$21,879

See accompanying notes to financial statements

QUIKBYTE SOFTWARE, INC.
Statement of Operations

	For the Years ended December 31,
	2008	2007

Revenue	$—	$—

Operating Expenses
Professional fees	156,658	233,038
General and administrative	33,857	7,592

Total Operating Expenses	190,515	240,630

Loss from Operations	(190,515)	(240,630)

Other Income (Expense)
Interest income	1,613	9
Other expense	—	(30,000)

Total Other Income (Expense), net	1,613	(29,991)

Net Loss	$(188,902)	$(270,621)

Net Loss Per Share — Basic and Diluted	$(0.02)	$(0.04)

Weighted average number of shares outstanding during the period — basic and diluted:	9,450,560	6,411,331

See accompanying notes to financial statements

QUIKBYTE SOFTWARE, INC.
Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008 and 2007

					Total
	Common Stock		Additional		Stockholders’
			Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2006	710,246	$71	$731,305	$(1,203,161)	$(471,785)
Issuance of common stock for cash on January 31, 2007 ($0.02/share)	750,000	75	14,925	—	15,000
Return and cancellation of common stock on March 21, 2007	(990,000)	(99)	99		—
Issuance of common stock for cash on March 21, 2007 ($0.10/share)	6,000,000	600	599,400	—	600,000
Issuance of common stock for cash on March 26, 2007 ($0.10/share)	750,000	75	74,925	—	75,000
Issuance of common stock for services on March 26, 2007 ($0.10/share)	710,000	71	70,929	—	71,000
Net (loss)	—	—	—	(270,621)	(270,621)

Balances at December 31, 2007	7,930,246	$793	$1,491,583	$(1,473,782)	$18,594
Issuance of common stock for cash on July 7, 2008 ($0.1789/share)	3,143,700	314	562,186	—	562,500
Net (loss)	—	—	—	(188,902)	(188,902)

Balances at December 31, 2008	11,073,946	$1,107	$2,053,769	$(1,662,684)	$392,192

See accompanying notes to financial statements

QUIKBYTE SOFTWARE, INC.
Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net Loss	$(188,902)	$(270,621)
Adjustments to reconcile net loss to net cash used in operations
Common stock issued for services	—	71,000
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaids	(14,064)	—
Increase (Decrease) in:
Accounts payable and accrued expenses	(953)	(468,500)

Net Cash Used In Operating Activities	(203,919)	(668,121)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock — related parties	562,500	—
Proceeds from issuance of common stock	—	690,000

Net Cash Provided by Financing Activities	562,500	690,000

Net Increase in Cash	358,581	21,879
Cash at Beginning of period	$21,879	$—

Cash at End of period	$380,460	$21,879

Supplemental disclosure of non-cash investing and financing activities:
Return and cancellation of common stock	$—	$990

See accompanying notes to financial statements

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies
(A) Nature of Operations and Liquidity
     QuikByte Software, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 26, 1989 for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.
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
     Since the change in control during the first quarter of fiscal year 2007, the Company has intended to serve as a vehicle to effect an asset acquisition, merger or business combination with a domestic or foreign business.
     The accompanying financial statements have been prepared on the basis which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $188,902 and net cash used in operations of $203,919 for the year ended December 31, 2008. The Company also has an accumulated deficit of $1,662,684. The Company has positive working capital of $392,192 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any significant operating revenues since inception.
(B) Use of Estimates
     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.
     Significant estimates in 2008 and 2007 include a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.
(C) Cash and Cash Equivalents
     For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $138,222 at December 31, 2008.
(D) Earnings per Share
     Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding, including the effect of share equivalents. At December 31, 2008 and 2007, respectively, the Company had no outstanding common stock equivalents.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

(E) Income Taxes
     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, respectively, we did not record any liabilities for uncertain tax position.
(F) Fair Value of Financial Instruments
     The carrying amounts of the Company’s short-term financial instruments, including prepaids and accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.
(G) Segment Information
     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.
(H) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material effect on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The Company does not anticipate that the adoption of SFAS No. 141R will have a material effect on its financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of FSP 142-3, but does not expect that the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS 162, but does not expect that the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

     In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP SFAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The Company does not anticipate that the adoption of FSP SFAS 157-3 will have a material effect on its financial position, results of operations or cash flows.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
(I) Reclassifications
     Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation. These reclassifications had no effect on the financial position, results of operations or cash flows.
Note 2 Income Taxes
     SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.
     The Company has a net operating loss carryforward for tax purposes totaling $750,299 at December 31, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Net deferred tax assets, are as follows at December 31, 2008 and 2007:

	2008	2007
Gross deferred tax assets:
Capitalized start-up costs	$67,142	$—
Net operating loss carryforwards	264,921	265,180

Total deferred tax assets	332,063	265,180
Less: valuation allowance	(332,063)	(265,180)

Net deferred tax asset recorded	$—	$—

     The valuation allowance at December 31, 2007 was $265,180. The net change in valuation allowance during the year ended December 31, 2008, was an increase of $66,883. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon any Section 382 limitations and the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

     The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2008	2007

Expected tax expense (benefit) — Federal	$(64,227)	$(92,011)
State income taxes net	(6,857)	(9,824)
Stock issuance costs	3,942	—
Expired NOL	259	259
Change in valuation allowance	66,883	101,576

Actual tax expense (benefit)	$—	$—

Note 3 Stock Purchase Agreements and Changes of Control
     In the following discussion, all share amounts reflect a 1 for 20 reverse stock split effective as of March 16, 2007 and a 1 for 10 reverse stock split effected as of October 6, 2008.
     On March 23, 2007, KI Equity Partners V, LLC, a Delaware limited liability company (“KI Equity”), acquired control of the Company under the terms of that certain Securities Purchase Agreement, dated March 2, 2007 (the “2007 Agreement”), between the Company and KI Equity (the “2007 Transaction”). Pursuant to the terms of the 2007 Agreement, the Company agreed to sell to KI Equity, and KI Equity agreed to purchase from the Company, 6,000,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), for a purchase price of $600,000. Prior to the closing of the 2007 Transaction, the Company was controlled by Ponce Acquisition, LLC, a Colorado limited liability company (“Ponce Acquisition”). To the Company’s knowledge, the source of funds for the 2007 Transaction was from the working capital of KI Equity. The proceeds from this sale were used to settle a variety of the Company’s pre-existing liabilities.
     Prior to the closing of the 2007 Transaction, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom were former executive officers and directors of the Company for all or a portion of the period commencing January 26, 1989 and ending on or about December 31, 1991 (collectively, the “Former Principals”) agreed to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of certain settlement agreements executed by the parties thereto. The Company paid the Former Principals, at the closing of the 2007 Transaction, an aggregate cash payment of $30,000. The Former Principals also cancelled, and returned to the Company, an aggregate of 245,000 shares of Common Stock.
     Also prior to the closing of the 2007 Transaction, Ponce Acquisition agreed to cancel, and returned to the Company, an aggregate of 745,000 shares of Common Stock.
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
     On June 2, 2008, KI Equity, at the time the largest holder of the Company’s Common Stock, and Keating, who at the time was the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a Director, entered into a Stock Purchase Agreement, as amended (the “KI/Keating Purchase Agreement”), with Mr. Glenn L. Halpryn, as agent for certain investors in the Company (the “Investors”), pursuant to which KI Equity and Keating agreed to sell to the Investors, and the Investors agreed to purchase from KI Equity and Keating, an aggregate of 6,910,000 shares of Common Stock (the “KI/Keating Shares”), for an aggregate purchase price of $926,273.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

     Also on June 2, 2008, the Investors entered into a Stock Purchase Agreement, as amended (the “Garisch Purchase Agreement”), with Garisch Financial, Inc., an Illinois corporation (“Garisch”), pursuant to which Garisch agreed to sell to the Investors, and the Investors agreed to purchase from Garisch, 550,000 shares of Common Stock (the “Garisch Shares”), for an aggregate purchase price of $73,727.
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
     Also on July 7, 2008, the Company terminated (i) those certain Registration Rights Agreements, dated March 23, 2007 and March 26, 2007, by and between the Company and KI Equity (the “KI Equity Rights Agreements”), (ii) that certain Registration Rights Agreement, dated March 26, 2007, by and between the Company and Keating (the “Keating Rights Agreement”), (iii) that certain Registration Rights Agreement, dated March 26, 2007, by and between Garisch and the Company (the “Garisch Rights Agreement”, collectively, with the KI Equity Rights Agreements and the Keating Rights Agreement, the “Rights Agreements”), and (iv) that certain Consulting Agreement, dated March 26, 2007, by and among the Company, KI Equity and Garisch, pursuant to which Garisch provided certain financial consulting services to the Company. The Rights Agreements granted certain demand and piggyback registration rights to KI Equity, Keating and Garisch. The Rights Agreements and the Consulting Agreement were terminated as a condition to the closing of the Change in Control Transaction. The Company did not incur any termination penalties in connection with the termination of the Rights Agreements or the Consulting Agreement.
     Pursuant to the terms of the KI/Keating Purchase Agreement and effective upon the Closings, Keating resigned from his positions as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company, and Keating, Jeff Andrews and Margie Blackwell (the “Existing Directors”) resigned from their positions as the directors of the Company. Also pursuant to the terms of the KI/Keating Purchase Agreement, the Existing Directors (i) amended the Bylaws of the Company in order to increase the size of the Board from three directors to five directors, (ii) appointed Mr. Glenn L. Halpryn, Mr. Alan Jay Weisberg, Mr. Noah M. Silver, Dr. Curtis Lockshin and Mr. Ronald Stein as the directors of the Company (the “New Directors”), effective upon the Closings, and (iii) appointed Mr. Glenn L. Halpryn to serve as the President and Chief Executive Officer of the Company, effective upon the Closings. Subsequent to the Closings, the New Directors appointed Mr. Noah M. Silver as the Vice President, Secretary and Treasurer of the Company and Mr. Alan Jay Weisberg as the Chief Financial and Accounting Officer of the Company.
     On July 7, 2008, after the closing of the Change of Control Transaction, the Company issued 3,143,700 shares of its Common Stock for an aggregate offering price of $562,500. There were no underwriting discounts or commissions associated with the transaction and the shares of Common Stock were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. As of July 7, 2008, after giving effect to the issuance of the 3,143,700 shares of Common Stock as discussed above, a total of 11,073,946 shares of Common Stock were issued and outstanding.

QuickByte Software, Inc.
Notes to Financial Statements
December 31, 2008

Note 4 Stockholders’ Equity
     In the following discussion, except for the discussion of the Company’s authorized shares, all share amounts reflect a 1 for 20 reverse stock split of the Company’s Common Stock effective as of March 16, 2007 and a 1 for 10 reverse stock split of the Company’s Common Stock effected as of October 6, 2008.
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
     On March 21, 2007, the Company issued 6,000,000 shares of Common Stock for $600,000.
     On March 26, 2007, the Company issued 750,000 shares of Common Stock for $75,000.
     On March 26, 2007, the Company issued 710,000 shares of Common Stock for $71,000.
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

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     None.

Item 9A(T).	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on our assessment, we concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective based on those criteria.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls over Financial Reporting
     In connection with the evaluation of our internal controls, our principal executive officer and principal financial officer determined that there have been no change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.
     None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
     The following table sets forth information about our current officers and directors.

Name	Age	Position
Glenn L. Halpryn	48	Chairman of the Board, Chief Executive Officer and President

Alan Jay Weisberg	63	Chief Financial and Accounting Officer and Director

Noah M. Silver	50	Vice President, Secretary, Treasurer and Director

Curtis Lockshin	48	Director

Ronald Stein	48	Director
     Glenn L. Halpryn, age 48, has been our Chairman of the Board, Chief Executive Officer and President since July 2008. Mr. Halpryn also serves as a director of Castle Brands Inc., a developer and international marketer of premium branded spirits whose shares are traded on the NYSE Amex (formerly known as the American Stock Exchange), and a director of Ideation Acquisition Corp., a publicly traded special purpose acquisition corporation seeking to effect a merger in the digital media sector. Mr. Halpryn has also served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation and the parent company of Winston Laboratories, Inc., since September 2008. Mr. Halpryn served as the Chairman of the Board and Chief Executive Officer of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008. Mr. Halpryn served as the Chairman of the Board, Chief Executive Officer and President of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until September 2008, following its merger with Cardo Medical, LLC. Mr. Halpryn was the President and Secretary and a director of Longfoot Communications Corp., a publicly held shell corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation, from October 2002 until September 2008. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Halpryn is also Chief Executive Officer and a director of Transworld Investment Corporation (“TIC”), serving in such capacity since June 2001. Since 2000, Mr. Halpryn has been an investor and the managing member of investor groups that were joint venture partners in 26 land acquisition and development projects with one of the largest home builders in the country. From 1984 to June 2001, Mr. Halpryn served as Vice President/Treasurer of TIC. From 1999, Mr. Halpryn also served as Vice President of Ivenco, Inc. (“Ivenco”) until Ivenco’s merger into TIC in June 2001. In addition, since 1984, Mr. Halpryn has been engaged in real estate investment and development activities. From April 1988 through June 1998, Mr. Halpryn was Vice Chairman of Central Bank, a Florida state-chartered bank. Since June 1987, Mr. Halpryn has been the President of and beneficial holder of stock of United Security Corporation, a broker-dealer registered with FINRA. From June 1992 through May 1994, Mr. Halpryn served as the Vice President, Secretary-Treasurer of Frost Hanna Halpryn Capital Group, Inc., a “blank check” company whose business combination was effected in May 1994 with Sterling Healthcare Group, Inc. From June 1995 through October 1996, Mr. Halpryn served as a member of the Board of Directors of Sterling Healthcare Group, Inc.

     Alan Jay Weisberg, age 63, has been our Chief Financial and Accounting Officer and director since July 2008. Mr. Weisberg served as the Chief Financial Officer and a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008, the Chief Financial Officer and a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008, and the Chief Financial Officer of Longfoot Communications Corp., a publicly held shell corporation, from March 2008 until its merger with Kidville Holdings, LLC in August 2008. Mr. Weisberg was the Acting Chief Financial Officer of Orthodontix, Inc. from September 1999 until December 2006 and the Treasurer and a director of Orthodontix, Inc. from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Since July 1986, Mr. Weisberg has been a stockholder in the accounting firm of Weisberg Brause & Co., Boca Raton, Florida. Mr. Weisberg has been the principal financial officer of United Security Corporation, a broker-dealer registered with FINRA, since June 1987.
     Noah M. Silver, age 50, has been our Vice President, Secretary Treasurer and a director since July 2008. Mr. Silver was the Vice President, Secretary Treasurer and a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008, and the Vice President, Secretary Treasurer and a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008. Mr. Silver was a director of Orthodontix, Inc. from 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006. Mr. Silver has been the Chief Financial Officer of TIC since June 2001, a firm in which Mr. Halpryn is the Chief Executive Officer and a director. From March 2000, Mr. Silver served as the Chief Financial Officer of Ivenco, serving in such capacity until Ivenco’s merger into TIC in June 2001. From January 1997 through February 1999, Mr. Silver was the President of Dryclean USA, Florida Division, and Dryclean USA Franchise Company. From April 1995 through December 1996, Mr. Silver was the Florida Division Controller and Vice President of Dryclean USA, the parent company of Dryclean USA, Florida Division. Mr. serves as a member of the Audit Committee of the School District of Palm Beach County. Mr. Silver is a Certified Public Accountant and a Certified Management Accountant and has earned a Master of Accounting Degree.
     Curtis Lockshin, age 48, has been a director of QuikByte since July 2008. Dr. Lockshin has served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation and the parent company of Winston Laboratories, Inc., since September 2008. Dr. Lockshin served as a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008. Dr. Lockshin served as a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008. Since 2003, Dr. Lockshin has been an independent pharmaceutical & life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. From 1998 to 2002, Dr. Lockshin was a Scientist, Associate Director, and Director of Discovery Biology & Informatics at Sepracor Inc., where he was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Dr. Lockshin’s current activities include a business development engagement with TelAztec LCC (Burlington, MA). Since 2004, Dr. Lockshin has served on the Board of Directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin was a director of Orthodontix, Inc. from July until December 2006. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a PhD in Biological Chemistry, both from the Massachusetts Institute of Technology.
     Ronald Stein, age 48, has been a director of QuikByte since July 2008. From July 1998 until February 2009, Mr. Stein served as an Executive Director and Head of the Institutional Division of Stanford Group Company. Prior to joining Stanford, Mr. Stein was a partner in First Equity Corp. of Florida, a regional boutique investment banking firm that specialized in public and private offerings for small and mid-size companies. Mr. Stein was also a Senior Vice President with Prudential Securities & Thomson McKinnon Securities. Mr. Stein attended the University of Florida and has a B.A. in Business Administration from Florida International University. He is a member of The National Investment Banking Association.

     On July 7, 2008, pursuant to the terms of the KI/Keating Purchase Agreement and effective upon the Closings, (i) Keating resigned from his positions as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company, (ii) the Existing Directors resigned from their positions as the directors of the Company, (iii) the Existing Directors elected the New Directors as the directors of the Company, and (iv) the Existing Directors appointed Mr. Glenn L. Halpryn to serve as the President and Chief Executive Officer of the Company. Subsequent to the Closings, the New Directors appointed Mr. Noah M. Silver as the Vice President, Secretary and Treasurer of the Company and Mr. Alan Jay Weisberg as the Chief Financial and Accounting Officer of the Company.
     All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected by the Board and their terms of office are at the discretion of the Board. There is no family relationship between any director or executive officer.
     None of the officers and/or directors has been involved in reportable legal proceedings.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received or written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge, all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2008 were complied with.
Code of Ethics
     Due to the limited scope of QuikByte’s current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.
Audit Committee Financial Expert
     The Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
     QuikByte is a shell company with nominal assets, no employees and no active business operations. QuikByte’s business plans are to seek a private operating company with which to merge or to complete a business combination. As such, QuikByte has no formal compensation program for its executive officers, directors or employees.
     QuikByte is not a “listed company” under SEC rules and is therefore not required to have a compensation committee. Accordingly, QuikByte has no compensation committee.
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
     The Company terminated its 1989 Stock Option Plan on February 23, 2007, and there are no equity awards outstanding as of the end of the Company’s last completed fiscal year.

Summary Compensation Table
     The following table summarizes the total compensation paid to or earned by each of QuikByte’s named executive officers who served as executive officers during all or a portion of the fiscal years ended December 31, 2008 and 2007.

							Fees
							Earned or
					Stock		Paid in		All Other
Name	Principal Position	Year	Bonus		Awards		Cash		Compensation		Total
Glenn L. Halpryn	Chairman of the	2008	—		—		$3,000	(a)	—		$3,000
	Board, Chief
	Executive Officer
	and President

Alan Jay Weisberg	Chief Financial and	2008	—		—		$3,000	(a)	$4,000	(b)	$7,000
	Accounting Officer
	and Director

Noah M. Silver	Vice President,	2008	—		—		$3,000	(a)	—		$3,000
	Secretary,
	Treasurer and
	Director

Kevin R. Keating (c)	Former Chief	2008	—		—		—		—		—
	Executive Officer,
	Chief Financial
	Officer, President,
	Secretary and
	Treasurer

		2007	—		$16,000	(d)	—		—		$16,000

Reed Clayson (e)	Former President,	2007	$5,000	(f)	—		—		—		$5,000
	Secretary and
	Director

(a)	Includes $3,000 received for service as a director of the Company from July 7, 2008 to December 31, 2008.

(b)	Includes $4,000 paid for consulting services to Weisberg Brause & Co., a certified public accounting firm of which Alan Jay Weisberg is a stockholder.

(c)	Resigned as of July 7, 2008.

(d)	On March 26, 2007, the Company issued 160,000 shares of Common Stock (on a post-reverse stock split basis) to Kevin R. Keating for services rendered to the Company valued at $16,000, or $0.10 per share.

(e)	Resigned as of March 26, 2007.

(f)	Compensation received upon the consummation of the 2007 Transaction for services as a director of the Company.
     QuikByte paid no perquisites or other personal benefits to its executive officers during the fiscal years ended December 31, 2008 and 2007.
Employment and Other Agreements
     QuikByte has no employment agreements or other agreements with any of its executive officers or employees.
Director Compensation
     Each of the five current directors received $3,000 for their services from July 7, 2008 to December 31, 2008. On March 26, 2007, upon completion of the 2007 Transaction, Reed Clayson received $5,000 for his services as a director of the Company.

     The following table summarizes the total compensation paid to or earned by each of QuikByte’s directors who served during all or a portion of the fiscal year ended December 31, 2008. The compensation of directors who also serve as executive officers of the Company is detailed above under the heading “Summary Compensation Table”.

	Fees Earned
	or Paid in
Name	Cash	Total

Curtis Lockshin	$3,000	$3,000
Ronald Stein	$3,000	$3,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth certain information regarding the Common Stock beneficially owned as of March 1, 2009 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our named executive officers and directors, and (iii) all named executive officers and directors as a group. As of that date, there were 11,073,946 shares of common stock issued and outstanding. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares set forth in the table, except as otherwise noted.

	Number of	Percentage of
	Outstanding Shares	Outstanding Shares
Name and Title of Beneficial Owner	Beneficially Owned	of Common Stock

Glenn L. Halpryn, Chairman, Chief Executive Officer and President 4400 Biscayne Boulevard Suite 950 Miami, Florida 33137	864,173.7	7.8%

Noah M. Silver, Vice President, Secretary, Treasurer and Director 4400 Biscayne Boulevard Suite 950 Miami, Florida 33137	405,466.6	3.7%

Alan Jay Weisberg, Chief Financial and Accounting Officer and Director 2500 North Military Trail Suite 206 Boca Raton, Florida 33431	78,592.5	*

Curtis Lockshin, Director 4400 Biscayne Boulevard Suite 950 Miami, Florida 33137	0	*

Ronald Stein, Director 4400 Biscayne Boulevard Suite 950 Miami, Florida 33137	169,347.2	1.5%

	Number of	Percentage of
	Outstanding Shares	Outstanding Shares
Name and Title of Beneficial Owner	Beneficially Owned	of Common Stock

Kevin R. Keating, Former Principal Executive Officer and Former Principal Financial Officer 190 Lakeview Way Vero Beach, Florida 32963	0	*

Reed Clayson, Former Principal Executive Officer and Former Principal Financial Officer 11158 West 68th Way Arvada, Colorado 80004	0	*

All executive officers and directors as a group (5 persons)	1,517,580	13.7%

5% Shareholders (other than executive officers and directors):

Steven Jerry Glauser 1400 16th Street Suite 510 Denver, Colorado 80202	4,108,619.4	37.1%

*	less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC, which include holding voting and investment power with respect to the securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total numbers of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
     On July 7, 2008, after the closing of the 2008 Transaction, the Company issued an aggregate of 3,143,700 shares of Common Stock (on a post-reverse split basis) to the Investors for an aggregate offering price of $562,500. As part of this issuance, Mr. Glenn L. Halpryn, our Chairman, Chief Executive Officer and President, acquired 747,611.1 shares of Common Stock for $36,563, Mr. Noah M. Silver, our Vice President, Secretary, Treasurer and a director, acquired 382,155.6 shares of Common Stock for $16,563, Mr. Alan Jay Weisberg, our Chief Financial and Accounting Officer and a director, acquired 78,592.5 shares of Common Stock for $3,125 and Mr. Ronald Stein, a director of the Company, acquired 29,472.2 shares of Common Stock for $9,375. Also as part of the issuance, Mr. Glenn L. Halpryn’s father, Ernest Halpryn, acquired 279,985.8 shares of Common Stock for an aggregate purchase price of $23,438, and Steven Jerry Glauser, who beneficially owns 37.1% of the Company’s issued and outstanding Common Stock, acquired 844,869.4 of shares of Common Stock for an aggregate purchase price of $225,000.
Director Independence
     Our Board has determined that Dr. Curtis Lockshin and Mr. Ronald Stein are “independent” directors as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, as well as Rule 4350(d) of the NASDAQ Marketplace Rules, which governs the independence of audit committee members, although these independent director standards or any other standards do not directly apply to the Company because the Company does not currently have any securities that are listed on The NASDAQ Stock Market, a national securities exchange or an inter-dealer quotation system having requirements that a majority of our Board be independent. Our Board has determined that Messrs. Halpryn, Weisberg and Silver are not “independent” directors as defined under Rule 4200(a)(15) and Rule 4350(d) of the NASDAQ Marketplace Rules, and that Mr. Kevin Keating was not an “independent” director as defined under Rule 4200(a)(15) and Rule 4350(d) of the NASDAQ Marketplace Rules during his term of service.

Item 14.	Principal Accountant Fees and Services.
     The following table shows the fees paid or accrued for the audit and other services provided for the fiscal years ended December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007

Audit Fees	$10,000	$17,000	(1)
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

	$10,000	$17,000

(1)	Includes $10,500 in fees for a re-audit of the Company’s 2007 financial statements that was billed and paid in 2008.
     Audit services for the fiscal years 2008 and 2007 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of the Company and other SEC filings.
     There were no audit-related fees, tax fees or other fees incurred during fiscal years 2008 and 2007.
     Currently the Board functions as an audit committee and performs some of the same functions as an audit committee. The Board has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent auditors. These services requiring pre-approval by the Board may include audit services, audit related services, tax services and other services. The services and engagements of our independent auditors for the fiscal year ended December 31, 2008 were pre-approved by our Board.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated November 13, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 7, 2008).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

QUIKBYTE SOFTWARE, INC.
By:	/s/ Glenn L. Halpryn
Glenn L. Halpryn
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacities	Date

/s/ Glenn L. Halpryn Glenn L. Halpryn	Chairman of the Board, Chief Executive Officer and President	March 30, 2009
/s/ Alan Jay Weisberg Alan Jay Weisberg	Chief Financial and Accounting Officer and Director	March 30, 2009
/s/ Noah M. Silver Noah M. Silver	Vice President, Secretary and Treasurer and Director	March 30, 2009
/s/ Curtis Lockshin Curtis Lockshin	Director	March 30, 2009
/s/ Ronald Stein Ronald Stein	Director	March 30, 2009