Form 10-Q
period 2009-03-31
QUIKBYTE SOFTWARE INC
filed 2009-05-14
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐
     The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 8, 2009 was 11,073,946.

QUIKBYTE SOFTWARE, INC.
INDEX

Page

PART I — FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Balance Sheets — as of March 31, 2009 (Unaudited and December 31, 2008 (Audited))	2

Condensed Statements of Operations — for the Three Months Ended March 31, 2009 and March 31, 2008 (Unaudited)	3

Condensed Statements of Changes in Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2009 (Unaudited) and For the Years Ended December 31, 2008 and 2007 (Audited)	4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Condensed Financial Statements March 31, 2009 (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

PART II— OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about our expectations, beliefs or intentions regarding our business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual operations or results to differ materially from the operations and results anticipated in forward-looking statements. Details about the various risks affecting the Company may be found throughout this Quarterly Report on Form 10-Q, as well as in our Annual Report on Form 10-K for the year ended December 31, 2008. We do not undertake any obligation to update forward-looking statements. We intend that all forward-looking statements be subject to the safe harbor provisions of PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

QuikByte Software, Inc.
Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$364,539	$380,460
Prepaids	7,287	14,064

Total Current Assets	371,826	394,524

Total Assets	$371,826	$394,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$38,098	$2,332

Total Current Liabilities	38,098	2,332

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 11,073,946 shares issued and outstanding	1,107	1,107
Additional paid-in capital	2,053,769	2,053,769
Accumulated deficit	(1,721,148)	(1,662,684)

Total Stockholders’ Equity	333,728	392,192

Total Liabilities and Stockholders’ Equity	$371,826	$394,524

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenue	$—	$—

Operating Expenses
Professional fees	44,723	13,160
General and administrative	14,113	—

Total Operating Expenses	58,836	13,160

Loss from Operations	(58,836)	(13,160)

Other Income
Interest income	372	—

Total Other Income	372	—

Net Loss	$(58,464)	$(13,160)

Net Loss Per Share — Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period — basic and diluted	11,073,946	7,930,246

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.
Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2009 (Unaudited) and For the Years Ended December 31, 2008 and 2007 (Audited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Deficit

Balances at December 31, 2006 (Audited)	710,246	$71	$731,305	$(1,203,161)	$(471,785)

Issuance of common stock for cash on January 31, 2007 ($0.02/share)	750,000	75	14,925	—	15,000
Return and cancellation of common stock on March 21, 2007	(990,000)	(99)	99	—	—
Issuance of common stock for cash on March 21, 2007 ($0.10/share)	6,000,000	600	599,400	—	600,000
Issuance of common stock for cash on March 26, 2007 ($0.10/share)	750,000	75	74,925	—	75,000
Issuance of common stock for services on March 26, 2007 ($0.10/share)	710,000	71	70,929	—	71,000

Net (loss)	—	—	—	(270,621)	(270,621)

Balances at December 31, 2007 (Audited)	7,930,246	793	1,491,583	(1,473,782)	18,594

Issuance of common stock for cash on July 7, 2008 ($0.1789/share)	3,143,700	314	562,186	—	562,500

Net (loss)	—	—	—	—	(188,902)

Balances at December 31, 2008 (Audited)	11,073,946	1,107	2,053,769	(1,662,684)	392,192

Net (loss), three months ended March 31, 2009	—	—	—	(58,464)	(58,464)

Balances at March 31, 2009 (Unaudited)	11,073,946	$1,107	$2,053,769	$(1,721,148)	$333,728

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(58,464)	$(13,160)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaids	6,777	—
Increase (Decrease) in:
Accounts payable and accrued expenses	35,766	8,419

Net Cash Used In Operating Activities	(15,921)	(4,741)

Net Decrease in Cash	(15,921)	(4,741)

Cash at Beginning of Period	380,460	21,879

Cash at End of Period	$364,539	$17,138

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
Note 1 Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.
     In management’s opinion, however, all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.
     For further information, refer to the audited financial statements and footnotes of the Company for the year ended December 31, 2008, included in the Company’s Form 10-K.
Note 2 Nature of Operations and Summary of Significant Accounting Policies
(A) Nature of Operations and Liquidity
     QuikByte Software, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on January 26, 1989 for the purpose of developing and marketing computer software. The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive.
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
     The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $58,464 and net cash used in operations of $15,921 for the three months ended March 31, 2009. The Company also has an accumulated deficit of $1,721,148. The Company has positive working capital of $333,728 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any significant operating revenues since inception.
(B) Use of Estimates
     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
(C) Cash and Cash Equivalents
     For the purpose of the Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $101,984 and $138,222 at March 31, 2009 and December 31, 2008, respectively.
(D) Earnings per Share
     Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. At March 31, 2009 and 2008, respectively, the Company had no outstanding common stock equivalents.
(E) Income Taxes
     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At March 31, 2009 and December 31, 2008, respectively, we did not record any liabilities for uncertain tax position.
(F) Fair Value of Financial Instruments
     The carrying amounts of the Company’s short-term financial instruments, including prepaid expenses and accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.
(G) Segment Information
     The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
(H) Recent accounting pronouncements
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R requires an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS 141. SFAS 141R requires an entity to recognize an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS 141R is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
     In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP SFAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP SFAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP SFAS 157-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
March 31, 2009
(Unaudited)
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
Company Background
     Currently, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. It is seeking a target company with which to merge or to complete a business combination. In any transaction, the Company’s shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of its shareholders will be negotiated by the Company’s management and the target company. The Company currently does not have any relevant operating business, revenues from operations or assets.
     The search for a target business is not restricted to any specific business, industry or geographic location and the Company may participate in a business venture of virtually any kind or nature. The business plan is intended to be broad so that the Company is not limited in evaluating and pursuing any business objective that would bring value to its shareholders. The Company anticipates that it will be able to complete only one potential business combination because of its nominal assets and limited financial resources. The Company also believes that it will require additional capital from time to time to be able to support its reporting obligations and maintenance of its corporate status and to fund any business combination expenses. The Company currently does not have any identified sources of working capital funds. There is no assurance that the Company will be able to find a business opportunity or that it will be able to complete a business combination.
Plan of Operations
     The Company’s Plan of Operations is based on identifying and attracting a suitable company that has both a business history and operating assets, with which to effect a business combination. The Company will not restrict its search to any specific business, industry or geographical location, and may participate in a business venture of virtually any kind or nature.
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
Results of Operations
Operating Results for the Three Months Ended March 31, 2009 and 2008
     For the three months ended March 31, 2009 and 2008 the Company had no activities that produced revenues from operations.
     For the three months ended March 31, 2009, the Company had a net loss of $(58,464) as compared to a net loss of $(13,160) for the corresponding period in 2008. For the three months ended March 31, 2009, the Company incurred $58,836 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-K for the year ended December 31, 2008 filed in March 2009 and a re-audit of the Company’s financial statements for the fiscal year ended December 31, 2007.

     For the three months ended March 31, 2008, the Company had a net loss of $(13,160). For the three months ended March 31, 2008, the Company incurred $13,160 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-KSB for the year ended December 31, 2007 filed in March 2008.
Liquidity and Capital Resources
     As of March 31 2009, the Company had assets equal to $371,826. The Company’s current liabilities as of March 31, 2009 were $38,098.
     The Company has generated minimal revenues since inception. At March 31, 2009 the Company had cash of $364,539. The Company believes it has sufficient funds to cover its expenses and to execute its business plan of seeking a combination with a private operating company. The Company does not expect to receive any capital infusions during the next quarter.
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
     As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

QUIKBYTE SOFTWARE, INC.
Date: May 13, 2009	By:	/s/ Glenn L. Halpryn
		Name:	Glenn L. Halpryn
		Title:	Chief Executive Officer

Date: May 13, 2009	By:	/s/ Alan Jay Weisberg
		Name:	Alan Jay Weisberg
		Title:	Chief Financial and Accounting Officer