Form 10-Q
period 2009-06-30
QUIKBYTE SOFTWARE INC
filed 2009-08-13
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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
     The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 3, 2009 was 11,073,946.

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

QuikByte Software, Inc.

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$291,674	$380,460
Prepaid expenses	510	14,064

Total Current Assets	292,184	394,524

Total Assets	$292,184	$394,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$38,008	$2,332

Total Current Liabilities	38,008	2,332

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 11,073,946 shares issued and outstanding	1,107	1,107
Additional paid-in capital	2,053,769	2,053,769
Accumulated deficit	(1,800,700)	(1,662,684)

Total Stockholders’ Equity	254,176	392,192

Total Liabilities and Stockholders’ Equity	$292,184	$394,524

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$—	$—	$—	$—

Operating Expenses
Professional fees	65,357	5,194	109,830	18,354
General and administrative	14,421	240	28,784	240

Total Operating Expenses	79,778	5,434	138,614	18,594

Loss from Operations	(79,778)	(5,434)	(138,614)	(18,594)

Other Income
Interest income	226	—	598	—

Total Other Income	226	—	598	—

Net Loss	$(79,552)	$(5,434)	$(138,016)	(18,594)

Net Loss Per Share — Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period – basic and diluted	11,073,946	7,930,246	11,073,946	7,930,246

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2009 (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity Deficit

Balances at December 31, 2008 (Audited)	11,073,946	$1,107	$2,053,769	$(1,662,684)	$392,192

Net (loss), six months ended June 30, 2009 (unaudited)	—	—	—	(138,016)	(138,016)

Balances at June 30, 2009 (Unaudited)	11,073,946	$1,107	$2,053,769	$(1,800,700)	$254,176

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(138,016)	$(18,594)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses	13,554	—
Increase (Decrease) in:
Accounts payable and accrued expenses	35,676	(3,285)

Net Cash Used In Operating Activities	(88,786)	(21,879)

Net Decrease in Cash	(88,786)	(21,879)

Cash at Beginning of Period	380,460	21,879

Cash at End of Period	$291,674	$—

See accompanying notes to condensed financial statements.

QuikByte Software, Inc.
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)
Note 1. Basis of Presentation
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
     Further, in connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through the issuance date of August 7, 2009.
Note 2. Nature of Operations and Summary of Significant Accounting Policies
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
     The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $138,016 and net cash used in operations of $88,786 for the six months ended June 30, 2009. The Company also has an accumulated deficit of $1,800,700. The Company has positive working capital of $254,176 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any significant operating revenues since inception.

QuikByte Software, Inc.
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)
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
     The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The balance exceeded the federally insured limit by $41,674 and $138,222 at June 30, 2009 and December 31, 2008, respectively.
(D)	Earnings per Share
     Basic earnings (loss) per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding, including the effect of share equivalents. At June 30, 2009 and 2008, respectively, the Company had no outstanding common stock equivalents.
(E)	Income Taxes
     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009 and December 31, 2008, respectively, we did not record any liabilities for uncertain tax position.
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
June 30, 2009
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)
     In May 2009, the FASB issued SFAS 165, the objective of which is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements or condition.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.
Note 3. Stock Purchase Agreements and Changes of Control
     In the following discussion, all share amounts reflect a 1 for 20 reverse stock split effective as of March 16, 2007, and a 1 for 10 reverse stock split effected as of October 6, 2008.
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
     Prior to the closing of the 2007 Transaction, Bruno Koch, J.B. Heidebrecht and Mark Nixon, each of whom was a former executive officer and director of the Company for all or a portion of the period commenced January 26, 1989 and ended on or about December 31, 1991 (collectively, the “Former Principals”) agreed to terminate any and all agreements and contracts with the Company and irrevocably release the Company from any and all debts, liabilities and obligations, pursuant to the terms and conditions of certain settlement agreements executed by the parties thereto. The Company paid the Former Principals, at the closing of the 2007 Transaction, an aggregate cash payment of $30,000. The Former Principals also cancelled, and returned to the Company, an aggregate of 245,000 shares of Common Stock.
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)
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
Notes to Condensed Financial Statements
June 30, 2009
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
Note 4. Stockholders’ Equity
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

QuikByte Software, Inc.
Notes to Condensed Financial Statements
June 30, 2009
(Unaudited)
Note 5. Subsequent Event
     On July 14, 2009, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, Sorrento Therapeutics, Inc., a Delaware corporation (“Sorrento”), Sorrento Merger Corp., Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Stephen Zaniboni, as Stockholders’ Agent thereunder, and Glenn Halpryn, as Parent Representative thereunder. Upon the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will acquire Sorrento via a merger whereby Merger Sub will be merged with and into Sorrento (the “Merger”) with Sorrento continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company. At the effective time of the Merger, all of the issued and outstanding shares of Sorrento common stock will be converted into the right to receive shares of the Company’s Common Stock. Following consummation of the Merger, the Company’s primary business will be that of Sorrento’s, and the Company anticipates that it will no longer be a “shell company.” The closing of the Merger is subject to, among other conditions, the Company’s receipt of an aggregate investment of $2 million from certain investors (the “Investors”) in exchange for shares of the Company’s Common Stock. The Company anticipates that among the Investors will be affiliates of Glenn Halpryn, Chairman of the Board, President and Chief Executive Officer of the Company, and Steven Jerry Glauser, a holder of more than 5% of the Company’s Common Stock. Proceeds from these investments are expected to be used to fund the Company’s general working capital and post-Merger research and development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     QuikByte Software, Inc. (the “Company”), currently acts as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Currently, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s principal business objective for the next 12 months and beyond will be to achieve potential long-term growth through a combination with a business, rather than immediate, short-term earnings.
     As described in Note 5 to the accompanying Condensed Financial Statements, subsequent to the period covered by this Quarterly Report, the Company entered into a Merger Agreement with Sorrento Therapeutics, Inc., a privately-held company with a proprietary platform technology for the generation of fully human monoclonal antibodies. Upon the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will acquire Sorrento via a merger whereby Merger Sub will be merged with and into Sorrento with Sorrento continuing as the surviving entity in the Merger and as a wholly-owned subsidiary of the Company. Following consummation of the Merger, the Company’s primary business will be that of Sorrento’s, and the Company anticipates that it will no longer be a shell company.
     In the event that the Company does not effectuate the Merger, the Company will resume its search for a target company with which to merge or to complete a business combination. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.
     In any transaction, including the Merger, the Company’s shareholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership of its shareholders will be negotiated by the Company’s management and the target company.
     The Company anticipates that it will be able to complete only one potential business combination because of its nominal assets and limited financial resources. The Company also believes that it will require additional capital from time to time to be able to support its reporting obligations and maintenance of its corporate status and to fund any business combination expenses. The Company anticipates receiving a capital infusion of $2 million during the next quarter as a condition to the closing of the Merger, if the Merger is consummated.
     The Company currently does not have any relevant operating business, revenues from operations or assets.
     There is no assurance that the Company will be able to effectuate the Merger, or, in the event that it does not effectuate the Merger, find another business opportunity, or that it will be able to complete a business combination.
Plan of Operations
     The Company’s Plan of Operations is based on identifying and attracting a suitable company that has both a business history and operating assets, with which to effect a business combination. The Company has not restricted its search to any specific business, industry or geographical location, and may participate in a business venture of virtually any kind or nature. As previously noted, subsequent to the period covered by this Quarterly Report, the Company entered into a Merger Agreement with Sorrento.
     In the event that the Company does not effectuate the Merger, the Company will resume its search for a target company with which to merge or to complete a business combination. The Company may seek a business combination with entities which have recently commenced operations, or wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity, including the Merger, will be complex and extremely risky. The Company’s management believes that there are many entities seeking the benefits of merging with or being acquired by an issuer which has complied with the reporting requirements of the Exchange Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes and regulations) for shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult. The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets upon consummation of a transaction. However, if the Merger is not consummated, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements of the Exchange Act without incurring the cost and time required to conduct an initial public offering.
     The analysis of new business opportunities has been, and if necessary will continue to be, undertaken by, or under the supervision of, the officers and directors of the Company. Management concentrated on preliminarily identifying business opportunities through current associations of the Company’s officers and directors and shareholders, and if necessary intends to continue to do so in the future. The Company may engage financial advisors and investment banking firms to assist it in identifying and analyzing potential business opportunities. Due to the limited financial resources of the Company, it is likely that these advisors and firms will be compensated on a success basis, in the form of cash and the Company’s stock. The Company has not engaged financial advisors or investment banking firms in connection with the Merger. Officers and directors of the Company expect to interview and/or meet personally with management and key personnel of the business opportunity as part of their investigation and did so in the course of the Merger. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors, including such reports and investigations prepared by its financial advisors.
     In analyzing potential business opportunities, the Company’s management has considered, and if necessary will continue to consider, such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors.
     The Company has entered into the Merger Agreement with Sorrento and anticipates completing the Merger during the third quarter of 2009. In the event that the Company does not complete the Merger, in implementing a structure for another particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may alternatively purchase the capital stock or the operating assets of an existing business.
     During the next twelve months the Company anticipates incurring costs related to:
(i)	filing of Exchange Act reports, and

(ii)	costs relating to consummating the Merger or another acquisition.
     The Company currently does not engage in any business activities that provide cash flow. The Company believes it will be able to meet these costs for at least the next 12 months through use of funds in its treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in the Company by its shareholders, management or other investors. The Company anticipates receiving a capital infusion of $2 million during the next quarter as a condition to the closing of the Merger, if the Merger is consummated.

     Any target business that is selected may be a financially unstable company or, like Sorrento, an entity in its early stages of development or growth without established records of sales or earnings. Alternatively, a target business may require substantial capital for the further development of its operations. In that event, and in the case of the Merger, the Company will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, the Company may effect a business combination with an entity in an industry characterized by a high level of risk, and, although the Company’s management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that the Company will properly ascertain or assess all significant risks.
Results of Operations
Operating Results for the Three Months Ended June 30, 2009 and 2008
     For the three months ended June 30, 2009 and 2008 the Company had no activities that produced revenues from operations.
     For the three months ended June 30, 2009, the Company had a net loss of $(79,552) as compared to a net loss of $(5,434) for the corresponding period in 2008. For the three months ended June 30, 2009, the Company incurred $79,778 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-Q for the period ended March 31, 2009 filed in May 2009, as well as additional legal fees related to the Merger described in Note 5 to the accompanying Condensed Financial Statements.
     For the three months ended June 30, 2008, the Company had a net loss of $(5,434). For the three months ended June 30, 2008, the Company incurred $5,434 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-Q for the period ended March 31, 2008 filed in May 2008.
Operating Results for the Six Months Ended June 30, 2009 and 2008
     For the six months ended June 30, 2009 and 2008 the Company had no activities that produced revenues from operations.
     For the six months ended June 30, 2009, the Company had a net loss of $(138,016) as compared to a net loss of $(18,594) for the corresponding period in 2008. For the six months ended June 30, 2009, the Company incurred $138,614 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-K for the year ended December 31, 2008 filed March 2009 and Report on Form 10-Q for the period ended March 31, 2009 filed in May 2009, and a re-audit of the Company’s financial statements for the fiscal year ended December 31, 2007, as well as additional legal fees related to the Merger described in Note 5 to the accompanying Condensed Financial Statements.
     For the six months ended June 30, 2008, the Company had a net loss of $(18,594). For the six months ended June 30, 2008, the Company incurred $18,594 of operating expenses, primarily comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Report on Form 10-KSB for the year ended December 31, 2007 filed March 2008 and Report on Form 10-Q for the period ended March 31, 2008 filed in May 2008.
Liquidity and Capital Resources
     As of June 30, 2009, the Company had assets equal to $292,184. The Company’s current liabilities as of June 30, 2009 were $38,008.
     The Company has generated minimal revenues since inception. At June 30, 2009 the Company had cash of $291,674. The Company believes it has sufficient funds to cover its expenses and to execute its business plan of seeking a combination with a private operating company. The Company anticipates receiving a capital infusion of $2 million during the next quarter as a condition to the closing of the Merger described in Note 5 to the accompanying Condensed Financial Statements, if the Merger is consummated.

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
Item 4. Controls and Procedures.
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
     As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect its internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     To the Company’s knowledge, the Company is not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.
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

QUIKBYTE SOFTWARE, INC.
Date: August 13, 2009	By:	/s/ Glenn L. Halpryn
		Name:	Glenn L. Halpryn
		Title:	Chief Executive Officer

Date: August 13, 2009	By:	/s/ Alan Jay Weisberg
		Name:	Alan Jay Weisberg
		Title:	Chief Financial and Accounting Officer