Form 10-Q
period 2009-09-30
QUIKBYTE SOFTWARE INC
filed 2009-11-12
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52228

QUIKBYTE SOFTWARE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6042 Cornerstone Ct. West,

Suite B

San Diego, CA 92121

(Address of Principal Executive Offices)

(858) 210-3700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 11, 2009 was 225,084,127.

QUIKBYTE SOFTWARE, INC.

INDEX

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and January 25, 2006 (Inception) through September 30, 2009 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2009 and January 25, 2006 (Inception) through September 30, 2009 (unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and January 25, 2006 (Inception) through September 30, 2009 (unaudited)	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

QUIKBYTE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,954,778	$—
Prepaid expenses	38,048	—
Other current assets	5,165	—

Total current assets	3,997,991	—

Property and equipment, net	34,074	—
Other assets	23,197	—

Total assets	$4,055,262	$—

LIABILITIES AND STOCKHOLDERS’S EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$204,671	$75,965
Accounts payable-shareholders	—	40,683
Income taxes payable	1,600	800
Accrued expenses	9,363	—

Total current liabilities	215,634	117,448

Total liabilities	215,634	117,448

Commitments and Contingencies (Note 6)

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 225,084,127 and 101,937,316 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	22,508	10,194
Additional paid-in capital	4,191,323	(9,794)
Shareholder note receivable	(30)
Deficit accumulated during the development stage	(374,173)	(117,848)

Total stockholders’ equity (deficit)	3,839,628	(117,448)

Total liabilities and stockholders’ equity (deficit)	$4,055,262	$—

See accompanying notes to condensed consolidated financial statements.

QUIKBYTE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through September 30, 2009
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—	$—
Cost and expenses:
Research and development	98,174	—	98,869	—	98,869
General and administrative	140,493	12,337	164,569	16,328	283,234

Loss from Operations	(238,667)	(12,337)	(263,438)	(16,328)	(382,103)

Other Income:
Interest Income	6,738	—	7,913	—	7,913
Other Income	—	—	—	—	2,417

Total Other Income	6,738	—	7,913	—	10,330

Loss Before Income Taxes	(231,929)	(12,337)	(255,525)	(16,328)	(371,773)

Income tax provision	—	—	800	800	2,400

Net Loss	$(231,929)	$(12,337)	$(256,325)	$(17,128)	$(374,173)

Net Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares during the period – basic and diluted	176,356,884	101,937,316	135,116,964	101,937,315

See accompanying notes to condensed consolidated financial statements.

QUIKBYTE SOFTWARE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid	Shareholder Note	Deficit Accumulated During the Development
	Shares	Amount	in Capital	Receivable	Stage	Total
Balance at Inception	—	$—	$—	$—	$—	$—
Common stock issued to founders (February 2006 at $0.0001 per share)	4,000,000	400				400

Adjust par value and shares as a result of merger	97,937,315	9,794	(9,794)			—

Converted Balance at February 28, 2006 (Note 1)	101,937,315	10,194	(9,794)	—	—	400

Net Loss					(75,801)	(75,801)

Balance at December 31, 2006	101,937,315	10,194	(9,794)	—	(75,801)	(75,401)

Net Loss					(16,302)	(16,302)

Balance at December 31, 2007	101,937,315	10,194	(9,794)	—	(92,103)	(91,703)

Net Loss					(25,745)	(25,745)

Balance at December 31, 2008	101,937,315	10,194	(9,794)	—	(117,848)	(117,448)

Issuance of restricted common stock to consultants (February 2009 at $0.00004 per share)	7,403,861	740	(449)			291

Issuance of common stock to consultants (March 2009 at $0.00004 per share)	1,019,374	102	(62)	(30)		10

Issuance of stock through a private placement, net of issuance costs (June 2009 at $0.039 per share)	59,015,257	5,902	2,268,098			2,274,000

Issuance of stock through a private placement, in conjunction with merger (September 2009 at $0.0448 per share)	44,634,374	4,463	1,995,537			2,000,000

Common stock issued as a result of the merger	11,073,946	1,107	99,279			100,386

Costs associated with reverse merger			(165,922)			(165,922)

Stock-based compensation related to common stock options to board of directors (September 2009 at estimated fair value of $0.28 per share)			4,636			4,636

Net loss					(256,325)	(256,325)

Balance at September 30, 2009	225,084,127	$22,508	$4,191,323	$(30)	$(374,173)	$3,839,628

See accompanying notes to condensed consolidated financial statements.

QUIKBYTE SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through
	2009	2008	September 30, 2009
Cash Flows From Operating Activities
Net loss	$(256,325)	$(17,128)	$(374,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,636		4,636
Increase (decrease) in cash resulting from changes in:
Prepaid expenses	(38,048)		(38,048)
Other current assets	(5,165)		(5,165)
Other assets	(23,197)		(23,197)
Accounts payable	128,706	12,337	204,671
Accounts payable-shareholders	(40,683)		400
Income taxes payable	800	800	1,600
Accrued expenses	9,363	3,991	9,363

Net cash used in operating activities	(219,913)	—	(219,913)

Cash Flows From Investing Activities
Purchases of property and equipment	(34,074)		(34,074)

Net cash used in investing activities	(34,074)	—	(34,074)

Cash Flows From Financing Activities
Proceeds from issuance of common stock related to Merger	1,934,464		1,934,464
Proceeds from issuance of common stock, net of issuance costs	2,274,301		2,274,301

Net cash provided by financing activities	4,208,765	—	4,208,765

Net Change in Cash	3,954,778	—	3,954,778
Cash at Beginning of Period	—	—	—

Cash at End of Period	$3,954,778	$—	$3,954,778

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$800	$800

Non Cash financing Activities:

During 2009 the Company recorded a receivable from one of its shareholders for $30 related to the issuance of 764,530 shares of common stock.

During 2006 the Company recorded a receivable from its shareholders for $400 related to the issuance of 101,937,315 shares of common stock. In 2008 the $400 receivable was offset by $400 in accounts payable to shareholders.

See accompanying notes to condensed consolidated financial statements.

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Note 1. Organization

Organization

QuikByte Software, Inc., a Colorado corporation (the “Company) was incorporated on January 26, 1989 under the laws of the State of Colorado, for the purpose of developing and marketing computer software. At that time, the Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and has since remained inactive. During the first quarter of fiscal year 2007, a change in control of the Company occurred (as detailed below) resulting in the resignation of the previous officers and directors of the Company. Following the change in control, the Company’s principal business objective for the remainder of the fiscal year and beyond such time has been to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

On September 21, 2009, the Company consummated an acquisition of Sorrento Therapeutics, Inc., a Delaware corporation (“STI”), pursuant to that certain Merger Agreement, dated July 14, 2009, as amended (the “Merger Agreement”), by and among the Company, STI and Sorrento Merger Corp., Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”). In accordance with the Merger Agreement, Merger Sub merged with and into STI (the “Merger”), with STI as the surviving corporation and as the Company’s wholly-owned subsidiary. On September 18, 2009, as a condition to the closing of the Merger, QuikByte entered into a Stock Purchase Agreement pursuant to which QuikByte received an aggregate investment of $2.0 million (the “Merger Financing”) in consideration for an aggregate of 44,634,374 shares of QuikByte common stock, par value $0.0001 per share.

Immediately prior to the Merger and the issuance of the shares in the Merger Financing, the Company had 11,073,946 shares of its common stock issued and outstanding. In conjunction with the Merger, the Company issued 169,375,807 shares of its common stock in exchange for the issued and outstanding STI shares.

On October 22, 2009, the Board of Directors (the “Board”) and shareholders of the Company adopted a Plan of Conversion (the “Plan”) pursuant to which the Company will convert from a corporation incorporated under the laws of the State of Colorado to a corporation incorporated under the laws of the State of Delaware (the “Reincorporation”). The Plan and the Reincorporation are expected to become effective on or before December 4, 2009. In connection with the approval of the Plan and the Reincorporation, the Board approved the merger of the Company with its wholly-owned subsidiary, STI whereby STI would be merged with and into the Company, the separate corporate existence of STI would cease and the Company would continue as the surviving corporation (the “Roll-Up”). The Roll-Up was approved by the Board of Directors of STI and by the Company, as the sole stockholder of STI, on October 22, 2009. The Roll-Up will become effective once the Certificate of Ownership and Merger (the “Certificate of Merger”) between the Company and STI is filed with, and accepted by, the Delaware Secretary of State. The Company expects to file the Certificate of Merger with the Delaware Secretary of State on or before December 4, 2009, immediately following and contingent upon the effectiveness of the Reincorporation. Pursuant to the Certificate of Merger, at the time of the Roll-Up, the Company’s name would be changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.”

Reverse Merger Accounting

Since former STI security holders owned, after the Merger, approximately 75% of Quikbyte’s shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are executives of STI, STI is deemed to be the acquiring company for accounting purposes and the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

consolidated financial statements reflect the historical results of STI prior to the Merger and that of the combined Company following the Merger, and do not include the historical financial results of Quikbyte Software, Inc. prior to the completion of the Merger. Common stock and the corresponding capital amounts of STI have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. In conjunction with the Merger, the Company received cash of $99,696, other current assets of $25,314 and assumed accounts payable of $24,623.

Note 2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company was primarily engaged in developing Internet commerce solutions and products for businesses and consumers, and raising equity funding. The Company ceased operations in 1992 and remained inactive until the Merger. Following the Merger, the Company became a development-stage biopharmaceutical company focused on applying its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

In management’s opinion, however, all material adjustments (consisting of normal recurring adjustments) have been made that are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009, the date the Company issued these financial statements, for potential recognition or disclosure therein.

For further information, refer to Company’s Form 8-K/A dated September 21, 2009 relating to the acquisition of STI.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $256,325 and net cash used in operations of $219,913 for the nine months ended September 30, 2009. The Company also has an accumulated deficit of $374,173. The Company has positive working capital of $3,782,357 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any significant operating revenues since inception.

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, prepaid expenses, other current assets, accounts payable, income taxes payable and accrued expenses, approximate their fair values at September 30, 2009 and 2008, due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to supplies, services, salaries and related benefits to develop a platform for the discovery and development of human therapeutic antibodies.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, including the effect of common share equivalents. Potentially dilutive common share equivalents include stock options. No dilutive effect was calculated for the three and nine months ended September 30, 2009 as the Company reported a net loss in the period and the effect would have been anti-dilutive. The Company had 200,000 and 0 outstanding common share equivalents at September 30, 2009 and September 30, 2008, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation for “Accounting for Uncertainty in Income Taxes which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009 and December 31, 2008, respectively, the Company did not record any assets or liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In the third quarter of 2009, the FASB, issued the FASB Accounting Standards Codification, (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification. ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an affect on the Company’s financial position or results of operations.

In October 2009, the FASB issued new authoritative guidance regarding “Revenue Recognition – Multiple Deliverable Revenue Arrangements.” This update provides amendments for separating consideration in multiple deliverable arrangements and removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “ Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. The Company is currently evaluating the effect that adoption of this update will have, if any, on its consolidated financial position and results of operations.

Note 3. Stock-based Compensation Expense

The Company accounts for stock-based compensation in accordance with the provision set forth in the Codification, Compensation-Stock Compensation. Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the requisite service period (generally the vesting period of the award).

On September 18, 2009, the Board approved the issuance of an aggregate of 200,000 non-qualified common stock options to its non-employee directors at an exercise price of $0.0448.

The Company estimates the fair value of stock options granted using the Black-Scholes Option Pricing Model. Key assumptions used to estimate the fair value of stock options include the exercise price of the award, the fair value of the Company’s common stock on the date of grant, the expected option term, the risk free interest rate at the date of grant, the expected volatility and the expected annual dividend yield on the Company’s common stock.

The following assumptions were used in estimating the fair value of the options:

Annual dividends	0
Expected volatility	103%
Risk-free interest rate	2.47%
Expected life	5 years

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Because the Company recently completed a reverse merger, the volatility was calculated using the average volatility of five “peer group” public companies. The Company believes this to be the best indicator of the stock’s volatility of the Company’s new operations. The expected option term in years is calculated using an average of the vesting period and the option term, in accordance with the “simplified method” for “plain vanilla” stock options. The risk free interest rate is the rate on a zero-coupon U.S. Treasury bond with a remaining term equal to the expected option term.

The Company recognized $4,636 and $0 in non-employee compensation for the periods September 30, 2009 and September 30, 2008, respectively. This expense was recorded in general and administrative expense on the Statement of Operations. As of September 30, 2009, unrecognized compensation cost related to the options was approximately $51,000, which will be recognized over one year.

Subsequent to September 30, 2009, the Company’s shareholders approved the 2009 Stock Incentive Plan (see Note 7).

Note 4. Common Stock

In conjunction with the Merger, the Company received an aggregate investment of $2,000,000 for an aggregate of 44,634,374 shares of the Company’s common stock. In June 2009, the Company issued 59,015,258 shares of the Company’s common stock to OPKO Health, Inc. (“OPKO”) in exchange for $2,274,000 in net cash proceeds. In February and March 2009, the Company issued 8,423,233 shares of the Company’s common stock to consultants in exchange for $301 in cash proceeds and a note of $30. The Company’s common stock outstanding at September 30, 2009 was 225,084,127.

Note 5. Related Party Transactions

From inception through December 2008, the stockholders of the Company incurred expenses on behalf of the Company. At December 31, 2008, the Company had accounts payable due to shareholders related to these expenses of $40,683. In August 2009, the shareholders were reimbursed for all expenses incurred on behalf of the Company.

Note 6. Commitments and Contingencies

Operating Lease

The Company leases its corporate office located at 6042 Cornerstone Ct. West, Suite B, San Diego, California under a lease agreement. The initial term of this lease is for the period September 28, 2009 through September 30, 2014, with an option to extend the term by four years at the then prevailing rate. The lease provides for a monthly base rent of $6,904 with scheduled annual base rent increases of 2.75%-3.00% over the term of the lease.

QUIKBYTE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

At September 30, 2009, future minimum lease payments are as follows:

2009	$20,712
2010	69,662
2111	78,844
2112	88,440
2113	90,926
2114	69,592

$418,176

License Agreement with OPKO Health, Inc.

In June 2009, the Company entered into a limited license agreement (the “License Agreement”) with OPKO pursuant to which the Company granted OPKO an exclusive, royalty-free, worldwide license under all U.S. and foreign patents and patent applications owned or controlled by the Company or any of its affiliates (the “STI Patents”) to (i) develop, manufacture, use, market, sell, offer to sell, import and export certain products related to the development, manufacture, marketing and sale of drugs for ophthalmological indications (the “OPKO Field”) and (ii) use and screen any population of distinct molecules covered by any claim of the STI Patents or which is derived by use of any process or method covered by any claim of the STI Patents to identify, select and commercialize certain products within the OPKO Field. Subject to certain limitations, OPKO will have the right to sublicense the foregoing rights granted under the License Agreement. Additionally, pursuant to the License Agreement, OPKO has granted the Company an exclusive, royalty-free, worldwide license to any patent or patent application owned or controlled by OPKO or any of its affiliates to develop, use, make, market, sell and distribute certain products in any field of use, other than the OPKO Field.

Litigation

In the normal course of business, the Company may be named as a defendant in various lawsuits. Management is currently not aware of any pending lawsuits.

Note 7. Subsequent Events

On October 22, 2009, the Company’s shareholders approved the 2009 Stock Incentive Plan (the “2009 Plan”), and forms of the award agreements for use under the 2009 Plan (the “Award Agreements”). The Plan and the Award Agreements will become effective upon the Reincorporation.

Awards. The 2009 Plan provides for the grant of the following awards:

•	Incentive Stock Options, which may be granted solely to Company’s employees, including Company’s executive officers; and

•

Non-Incentive Stock Options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards, which may be granted to Company’s directors, consultants or employees, including Company’s executive officers.

Share Reserve. The 2009 Plan authorizes an aggregate of 12,000,000 shares of Common Stock. In addition, this amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the Administrator. Shares of Common Stock subject to options and other stock awards that have expired or otherwise terminate under the 2009 Plan without having been exercised in full will again become available for grant under the 2009 Plan. Shares of Common Stock issued under the 2009 Plan may include previously unissued shares or reacquired shares bought on the market or otherwise. If any shares of Common Stock subject to a stock award are not delivered to a participant because such shares are withheld for the payment of taxes or the stock award is exercised through a net exercise, then the number of shares that are not delivered to participants shall again become available for grant under the 2009 Plan. In addition, if the exercise of any stock award is satisfied by tendering shares of Common Stock held by the participant, then the number of shares tendered shall become available for grant under the 2009 Plan. No single participant may receive in any calendar year stock options and stock appreciation rights covering more than 2,400,000 shares of Common Stock under the 2009 Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”), including the disclosures set forth in Item 1A of the Form 10 disclosures set forth in our Current Report on Form 8-K/A, filed with the SEC on September 22, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic disease and infectious disease. We believe that our proprietary technology will allow us to construct antibody libraries containing fully human antibodies. These libraries will be designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective is to construct a human antibody library and, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, to identify drug development candidates derived from this library. We intend to focus our initial efforts toward using our proprietary technology to create a fully human antibody library that will be the basis for our subsequent development. Following the construction of our library, we plan to focus our efforts primarily in the identification and isolation of human antibody drug candidates. In the event we are successful in developing our antibody library and any product candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates.

Recent Events

On September 21, 2009, we consummated our acquisition of Sorrento Therapeutics, Inc. (“STI”) pursuant to the terms of that certain Merger Agreement, dated July 14, 2009, as amended (the “Merger Agreement”), by and among us, STI and Sorrento Merger Corp., Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), Stephen Zaniboni, as Stockholders’ Agent thereunder, and Glenn Halpryn, as Parent Representative thereunder. In accordance with the Merger Agreement, STI merged with and into Merger Sub (the “Merger”), with STI as the surviving corporation and as our wholly-owned subsidiary. At the effective time of the Merger, all of the issued and outstanding shares of STI common stock (“STI Shares”) were converted into the right to receive an aggregate of 169,375,807 shares of our common stock.

On September 18, 2009, as a condition to the closing of the Merger, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which we received an aggregate investment of $2.0 million in consideration for an aggregate of 44,634,374 shares of our common stock (the “Financing”). The Investors included affiliates of Dr. Phillip Frost, Chairman and Chief Executive Officer of OPKO Health, Inc. (“OPKO”), which was a 34.8% stockholder of STI prior to the Merger, an entity in which Mr. Glenn Halpryn, a director of ours and our former Chairman, President and Chief Executive Officer, and Mr. Steven Jerry Glauser, a greater than 5% shareholder of ours, are members, Mr. Noah Silver, a former director and Vice President, Secretary and Treasurer of ours, and Mr. Ronald Stein, a former director of ours. Proceeds from the Financing are expected to be used to fund our general working capital and post-Merger research and development activities.

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed Sorrento Therapeutics, Inc. and reincorporated in Delaware in 2009. We were incorporated in Colorado in 1989. On October 22, 2009, our shareholders approved , among other things, the changing of our name to “Sorrento Therapeutics, Inc.” (the “Name Change”) and the reincorporation of the Company from a corporation organized and existing under the laws of the State of Colorado to a corporation organized and existing under the laws of the State of Delaware (the “Reincorporation”). We expect that the Name Change and Reincorporation will be effective on or before December 4, 2009.

Our principal executive offices are located at 6042 Cornerstone Ct. West, Suite B, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of, and information that can be accessed through, our website are not part of this Quarterly Report on Form 10-Q.

Results of Operations

The consolidation effected by the Merger was accounted for as a reverse acquisition whereby STI is treated as the acquirer for accounting purposes since it now controls the combined enterprise. The historical statements of operations included in this Quarterly Report on Form 10-Q are those of STI. The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenue. We had no revenue during the three months ended September 30, 2009 and 2008 as we have not yet developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses: Research and development expenses for the three months ended September 30, 2009 and 2008 were $98,174 and $0, respectively. The increase is attributable to salaries and supply costs incurred in commencing research and development.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 and 2008 were $140,493 and $12,337, respectively. The increase of approximately $128,000 is primarily attributable to salaries and accounting, legal and general administrative fees and expenses incurred in connection with, and as a result of, the Merger and the relocation of our principal executive offices from Miami, Florida to San Diego, California.

Interest Income. Interest income for the three months ended September 30, 2009 and 2008 was $6,738 and $0, respectively. This increase is due to interest earned on the cash proceeds from the $2.0 million financing in September 2009 and a $2.3 million financing in June 2009.

Net Loss. Net loss for the three months ended September 30, 2009 and 2008 was $231,929 and $12,337, respectively. The increase in net loss of approximately $220,000 is mainly attributable to commencement of operations and accounting, legal and general administrative fees and expenses incurred in connection with the Merger.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenue. We had no revenue during the nine months ended September 30, 2009 and 2008.

Research and Development Expenses: Research and development expenses for the nine months ended September 30, 2009 and 2008 were $98,869 and $0, respectively. The increase is attributable to salaries and supply costs incurred in commencing research and development.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $164,569 and $16,328, respectively. The increase of approximately $148,000 is primarily attributable to salaries and accounting, legal and general administrative fees and expenses incurred in connection with, and as a result of, the Merger and the relocation of our principal executive offices from Miami, Florida to San Diego, California.

Interest Income. Interest income for the nine months ended September 30, 2009 and 2008 was $7,913 and $0, respectively. This increase is due to interest earned on the cash proceeds from the $2.0 million financing in September 2009 and a $2.3 million financing in June 2009.

Net Loss. Net loss for the nine months ended September 30, 2009 and 2008 was $256,325 and $17,128, respectively. The increase in net loss of approximately $239,000 is mainly attributable to commencement of operations and accounting, legal and general administrative fees and expenses incurred in connection with the Merger.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $4 million in cash and cash equivalents, attributable to the June and September 2009 financings.

Cash Flows used in Operating Activities. Net cash used in operating activities was $219,913 for the nine months ended September 30, 2009 as compared to $0 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net cash used in operating activities related primarily to commencement of operations.

We expect to continue to incur substantial and increasing losses and to have negative net cash flows from operating activities as we seek to expand our technology portfolio and engage in product development activities.

Cash Flows used in Investing Activities: Net cash used in investing activities was $34,074 for the nine months ended September 30, 2009 as compared to $0 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, net cash used in investing activities related primarily to equipment acquired for research and development.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2009 was approximately $4.2 million, substantially all of which is related to the June and September 2009 financings.

Future Liquidity Needs. From inception through September 30, 2009, we have financed our operations through private equity financing, as we have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2009, and our current plan of expenditure on research and development programs, we believe that we have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

To the extent that we raise additional funds by issuing equity or debt securities, our shareholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2009, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Cash and Cash Equivalents

For the purpose of the Statements of Cash Flows, we consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

We minimize our credit risk associated with cash by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash and cash equivalents, prepaid expense, other current assets, accounts payable, income taxes payable and accrued expenses, approximate their fair values at September 30, 2009 and 2008, due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-Lived Assets

We evaluate our long-lived assets with definite lives, such as property and equipment, for impairment. We record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairments of long-lived assets to date.

Research and Development Costs

All research and development costs are charged to expense as incurred and consist principally of costs related to supplies, services, salaries and related benefits to develop a platform for the discovery and development of human therapeutic antibodies.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, including the effect of common share equivalents. Potentially dilutive common share equivalents include stock options. No dilutive effect was calculated for the three and nine months ended September 30, 2009, as we reported a net loss in the period and the effect would have been anti-dilutive. We had 200,000 and 0 outstanding common share equivalents at September 30, 2009 and September 30, 2008, respectively.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation for “Accounting for Uncertainty in Income Taxes” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009 and December 31, 2008, respectively, we did not record any assets or liabilities for uncertain tax positions.

New Accounting Pronouncements

See the condensed consolidated financial statements note 2. Nature of Operations and Summary of Significant Accounting Policies – Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

To the Company’s knowledge, the Company is not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

An investment in our company involves a significant level of risk. Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects would likely be materially adversely affected. In these circumstances, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we or our partners may never develop or market any products or generate revenues. We are currently unprofitable and cannot assure you that we will ever become or remain profitable.

We are a recently formed development-stage biopharmaceutical company that has only recently begun operations and commenced research and development activity. There is no assurance that we will be able to satisfactorily develop our platform technology for the generation of fully human monoclonal antibodies for research, diagnostic and therapeutic use, identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations.

We expect that we will require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

We believe that our current cash balances and cash equivalents will be sufficient to meet our operating and capital requirements, as currently being conducted, for at least twelve months, and will provide us the financial resources to continue to develop our antibody libraries. However, because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure you that this will be the case. Our future capital requirements will depend on many factors, including:

•	the progress of the development of our core technology and any product candidates;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of any product candidates.

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since we are traded on the Over-the-Counter Bulletin Board and not on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline.

We have a limited operating history upon which to base an investment decision and we may be unable to successfully develop our technology on any product candidates.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful development or commercialization of the technology we are seeking to develop. The successful development, and any commercialization, of our technology and any product candidates would require us to successfully perform a variety of functions, including:

•	developing our technology platform;

•	identifying, developing, manufacturing and commercializing product candidates;

•	entering into successful licensing and other arrangements with product development partners;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing our company and acquiring, developing and securing our proprietary technology. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

Our antibody libraries and potential product candidates are in early stages of development.

The U.S. Food and Drug Administration (“FDA”) regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. We are in the early stages of developing our antibody libraries and any potential product candidates that we develop will require extensive pre-clinical and clinical testing before they will be approved by the FDA or another regulatory authority in a jurisdiction outside the U.S. We have not yet developed any product candidate; if we were to do so there are a number of requirements that we would be required to satisfy in order to begin conducting pre-clinical trials and there can be no assurance that we will develop product candidates or complete the steps necessary to allow us to commence these trials. Even if we were to conduct pre-clinical trials, we cannot predict with any certainty the results of such testing or whether such trials would yield sufficient data to permit us, or those with whom we collaborate, to proceed with clinical development and ultimately submit an application for regulatory approval of our product candidates in the U.S. or abroad, or whether such applications would be approved by the appropriate regulatory agency.

Our product development efforts may not be successful.

Our product development efforts are designed to focus on novel therapeutic approaches and technologies that have not been widely studied. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. These approaches and technologies may never be successful.

Our failure to find third party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. Potential third parties include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

•	funding research, preclinical development, clinical trials and manufacturing;

•	seeking and obtaining regulatory approvals; and

•	successfully commercializing any future product candidates.

If we are not able to establish further collaboration agreements, we may be required to undertake product development and commercialization at our own expense. Such an undertaking may limit the number of product candidates that we will be able to develop, significantly increase our capital requirements and place additional strain on our internal resources. Our failure to enter into additional collaborations could materially harm our business, financial condition and results of operations.

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our technologies and product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

We expect to rely on third parties to gain access to antigens.

We expect to gain access to antigens through contractual arrangements with leading academic researchers and companies involved in the identification and development of antigens or from publicly available sources. In the event we are unable to access antigens in sufficient quantities, or at all, we will be unable to execute our business plan. In addition, we may be unable to purchase or secure access to antigens at a cost favorable to us, which may have an adverse impact on our business and financial condition.

We expect to rely on third parties to conduct any clinical trials for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for any product candidates we develop.

In the event we develop product candidates, we expect to rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including with respect to site selection, contract negotiation and data management. Because we would not control these third parties, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays. Moreover, if third parties did not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise failed to comply with clinical trial protocols or meet expected deadlines, the clinical trials conducted on our behalf may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval of some or all of the product candidates we may develop.

If we cannot compete successfully against other biopharmaceutical companies, we may not be successful in developing and commercializing our technology and our business will suffer.

The biopharmaceutical space is characterized by intense competition and rapid technological advances. Even if we are able to develop our proprietary platform technology and an antibody library, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already FDA-approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing product candidates and technologies generally;

•	undertaking pre-clinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of product candidates;

•	formulating and manufacturing product candidates; and

•	launching, marketing and selling product candidates.

If our technology fails to compete effectively against third party technologies, our business will be adversely impacted.

Because our development activities are expected to rely heavily on sensitive and personal information, an area which is highly regulated by privacy laws, we may not be able to generate, maintain or access essential patient samples or data to continue our research and development efforts in the future on reasonable terms and conditions, which may adversely affect our business.

We may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act (“HIPAA”) create national standards to protect patients’ medical records and other personal information in the United States. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to achieve profitability or maintain profitably in the future.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially harm our business.

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We are highly dependent on the key members of our management and scientific staff, especially our Chief Executive Officer and President, Antonius Schuh, Ph.D., and our Chief Scientific Officer, Henry Ji, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at anytime.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

We will need to increase the size of our company and may not effectively manage our growth.

Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

Any disruption in our research and development facilities could adversely affect our business, financial condition and results of operations.

Our principal executive offices, which house our research and development programs, are located in San Diego, California. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. In the event that our facilities were affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third-parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities. If we expand our worldwide manufacturing locations, there can be no assurance that this expansion will occur without implementation difficulties, or at all.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the United States or abroad.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The company has one issued U.S. patent; examination of the European equivalent currently is in progress, and a continuation application has been filed in the U.S. and is now pending. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved or any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Other patents in this industry claim “amplification” to produce antibody libraries.

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel and our consultants and advisors, as well as our licensors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Third party competitors may seek to challenge the validity of our patents, thereby rendering them unenforceable.

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and potential product candidates. If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, any may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our strategic partners or licensees, we or our strategic partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our strategic partners’ or licensees’ rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Our position as a relatively small company may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against infringement claims by third parties.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriates third party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. Although we have not yet experienced patent litigation, we may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, or at all, if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	the results of lawsuits;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility of our common stock might worsen if the trading volume of our common stock is low.

Some or all of the “restricted” shares of our common stock issued to former shareholders of STI in connection with the Merger or held by other of our shareholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a negative effect on the price of our common stock.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations and by lockup agreements we have entered into with our principal shareholders may further reduce our trading, making it difficult for our shareholders to sell their shares.

Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Additionally, approximately 98.3% of our issued and outstanding shares of common stock are subject to lock-up agreements, which limit sales of such shares before September 22, 2011.

The foregoing factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading price of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the price at which our common stock will trade at any given time.

We do not expect to pay dividends on our common stock, and investors will be able to receive cash in respect of their shares of our common stock only upon the sale of such shares.

We have no intention in the foreseeable future to pay any cash dividends on our common stock. Therefore, an investor in our common stock may obtain an economic benefit from the common stock only after an increase in its trading price and only then by selling the common stock.

Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

According to the definition adopted by the SEC, our common stock is a “penny stock” because, among other things, its price is below $5.00 per share, it is not listed on a national securities exchange and the Company does not meet certain net tangible asset or average revenue requirements. Broker-dealers that sell penny stock must provide purchasers of such stock with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stock and the nature and level of risks involved in investing in penny stock. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stock, and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to publicly resell their shares of our common stock at times and prices that they feel are appropriate.

Existing shareholders’ interest in us may be diluted by additional issuances of equity securities.

We may issue additional equity securities to fund future expansion and, possibly, pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing shareholders and may reduce the share price of our common stock.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other shareholders.

As of September 30, 2009, our directors, executive officers and principal shareholders beneficially owned, in the aggregate, over 83% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our amended and restated articles of incorporation and bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our amended and restated articles of incorporation, bylaws and applicable Colorado law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recover.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

State securities laws may limit secondary trading, which may restrict the States in which and conditions under which you can sell shares.

Secondary trading in our common stock will not be possible in any state until our common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. We currently do not intend and may not be able to qualify securities for resale in some or all of the states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item is set forth in Item 10 of our Current Report on Form 8-K/A, filed with the SEC on September 22, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the period covered by this Quarterly Report on Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIKBYTE SOFTWARE, INC.

Date: November 12, 2009	By:	/s/ Antonius Schuh, Ph.D.
Antonius Schuh, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Alan Jay Weisberg
Alan Jay Weisberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*	Merger Agreement, dated July 14, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 and incorporated by reference herein.

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2009 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated by reference herein.

9.1	Form of Stockholder Voting Agreement by and among QuikByte Software, Inc. and the Stockholder of Sorrento Therapeutics, Inc. set forth on the signature page thereto, dated as of July 14, 2009, filed as Exhibit 9.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.1	Form of Stock Purchase Agreement, dated September 18, 2009, by and among QuikByte Software, Inc. and the Investors listed on Exhibit A thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.2	Form of Lockup Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.3	Escrow Agreement, dated September 21, 2009, by and among QuikByte Software, Inc., the Stockholders’ Agent, the Parent Representative and Bank of America, N.A., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009 and incorporated by reference herein.

10.4 ±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Antonius Schuh, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.5 ±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Henry Ji, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.6	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (the “Office Lease”), filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.7	First Amendment to the Office Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2009 and incorporated by reference herein.

10.8	Amendment #2 to the Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.9	Form of Stock Option Agreement, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009 and incorporated by reference herein.

31.1	Certification of Antonius Schuh, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Alan Jay Weisberg, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Antonius Schuh, Ph.D., Principal Executive Officer, and Alan Jay Weisberg, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
±	Management contract or compensatory plan.