Form 10-K
period 2009-12-31
Sorrento Therapeutics, Inc.
filed 2010-03-25
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-52228

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6042 Cornerstone Ct. West, Suite B San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 210-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    ☐ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As there was no closing sale price or average bid and asked price information of the common stock available for June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant is being calculated based upon the closing sale price of the common stock on July 2, 2009, as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $22,508,413.

At February 28, 2010, the registrant had 225,084,127 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive information statement filed pursuant to Regulation 14C in connection with the registrant’s Written Consent in Lieu of the 2010 Annual Meeting of Stockholders, the definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A. “Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I

Item 1.	Business

Overview

We are a development-stage biopharmaceutical company focused on applying our proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. We believe that our proprietary technology, or the STI Technology, will allow us to construct an antibody library containing fully human antibodies. This library will be designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective is to construct a human antibody library and, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, to identify drug development candidates derived from this library. We intend to focus our initial efforts toward using our proprietary technology to create a fully human antibody library that will be the basis for our subsequent development. Following the construction of our library, we plan to focus our efforts primarily in the identification and isolation of human antibody drug candidates. In the event we are successful in developing our antibody library and any product candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates. In the event we are able to construct a fully human antibody library, our objective is to generate revenue through service fees, technology access fees and license fees by offering access to the library and any development candidates derived from the library.

Recent Events

On September 21, 2009, or the Closing Date, QuikByte Software, Inc., a Colorado corporation and shell company, or QuikByte, consummated its acquisition of Sorrento Therapeutics, Inc., a Delaware corporation and private concern, or STI, in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were converted into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock as of immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock as of immediately following the Merger.

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed “Sorrento Therapeutics, Inc.” and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.”

Background to Antibodies

The Function of Antibodies

The human immune system protects the body against a variety of infections and other illnesses. Specialized cells work together with the other components of the immune system to recognize, neutralize and eliminate from the body numerous foreign substances, infectious organisms and malignant cells.

Antibodies are part of the body’s principal defense mechanism against disease-causing organisms and other foreign molecules and toxins. Antibodies are protein molecules that are capable of recognizing substances potentially harmful to the human body, known as antigens, and binding to those antigens to neutralize or block them from interacting with and causing damage to the body. Antibodies are capable of recognizing and distinguishing between the subtlest of molecular differences in antigens. Antibodies that bind tightly to antigens are said to have “high affinity.”

Antibodies are naturally present in the blood and can survive in the circulation for extended periods in order to perform their surveillance and defense functions. Antibodies are made in the immune system by human white blood cells, called leukocytes. Human leukocytes produce millions of different types of antibodies, all with varying shapes that allow them to attach to and, as a result, neutralize different disease targets. For example, certain antibodies seek out and attach to viruses, bacteria and diseased cells, making them susceptible for destruction by the human immune system. Others attach to specific disease targets and block their interaction with other molecules or can be used to deliver a toxic agent to directly kill cancer cells.

As depicted below, the basic structure of an antibody comprises four polypeptides of two different sizes, two identical light chains and two identical heavy chains, named according to their relative size. The heavy and light chains are assembled within the white blood cell to form an antibody molecule. Each chain has a variable region, which contains the binding site for an antigen and gives the antibody its specificity, and a constant region which interacts with other parts of the immune system to facilitate the removal of the pathogen or foreign molecule. The genetic code determining the structure of a given variable region is referred to as immunoglobulin variable domain sequence.

Different antibodies are produced, in part, through random recombination of genes for the variable regions, as well as random pairing of the heavy and light chains. As a result, the immune system is able to adapt and produce antibodies against virtually any antigen. When an antibody encounters an antigen to which it binds, the white blood cell which produces the antibody proliferates to generate more antibodies against the target antigen. White blood cells which have differentiated to produce a specific antibody are called B lymphocytes.

Antibodies as Products

Recent advances in the technologies for creating and producing antibody products, coupled with a better understanding of how antibodies and the immune system function in key disease states, have led to significant interest in the commercial development of antibodies as therapeutic products. Evidence of this commercial development is discussed in the following publications, among others:

•

According to a January 2009 publicly-available abstract for a market report titled “Antibodies in Oncology: Drug Pipeline Update 2009,” today “there are more than 222 companies plus partners developing more than 463 antibody based oncology drugs in more than 820 developmental projects” and, in total, “these antibody based drugs target around 64 different cancer indications.”

•

A press release published in pipelinereview.com on November 25, 2008, states: “In 2007, total sales for the 20 antibody drugs on the market amounted to more than US $25 billion and antibody sales are forecast to increase to approximately US $50 billion in 2013. Fully human antibodies are recognized as the next generation and the majority of therapeutic antibodies currently in development are humanized or fully human. The average industry timescale from discovery to pre-clinical development of antibody therapies is only two to three years, considerably shorter than the average six years for small molecules. Antibodies also incur lower attrition rates than small molecules.”

•

A publicly-available summary of the report titled “Monoclonal Antibody Therapeutics”, published by Bharat Book Bureau in August 2009, states: “Monoclonal antibodies achieved total sales of nearly $32bn in 2008 and have grown rapidly to command over 30% of the global biologic drug market” and that the authors of the report “expect significant opportunities for further commercial growth from 2009 to 2024.”

We believe that, as products, antibodies have several potential clinical and commercial advantages over traditional therapies, including small molecule drugs and surgery. These advantages may include the following:

•	fewer unwanted and uncomfortable side effects as a result of high specificity for the disease target;

•	greater patient compliance (use) as a result of more favorable pharmacokinetics over traditional therapies, including better absorption, distribution, metabolism and excretion; and

•	enhanced ability to deliver various payloads, including drugs, radiation and toxins, to specific disease sites while avoiding surrounding (healthy) tissues.

Monoclonal and Chimeric/Humanized Antibodies

The therapeutic antibodies marketed today generally belong to a class of molecules known as “monoclonal antibodies”, or mAbs. This term is used to refer to a homogeneous population of antibody molecules that are identical in their structure and functional characteristics. Historically, the approach to generating monoclonal antibodies has been to immortalize antibody-producing white blood cells from mice, so that the cells are capable of reproducing over an indefinite period of time. Any of these immortalized, fused cells, known as hybridomas and producing a specific antibody with desired binding characteristics, can then be selected, cloned and expanded, allowing the large scale production of a mouse mAb, or mouse antibody.

However, mouse antibodies are wholly composed of mouse protein sequences and tend to be recognized as “foreign” by the human immune system. When patients are repeatedly treated with mouse antibodies, they will begin to produce antibodies that effectively neutralize the mouse antibody, a reaction referred to as a Human Anti-Mouse Antibody, or HAMA, response. In many cases, the HAMA response prevents the mouse antibodies from having the desired therapeutic effect and may cause the patient to have an allergic reaction.

Recognizing the limitations of mouse mAbs, researchers have developed a number of approaches to make them appear more “human-like” to a patient’s immune system. For example, improved forms of mouse antibodies, referred to as “chimeric” and “humanized” antibodies, are genetically engineered and assembled from portions of mouse and human antibody gene fragments. While these chimeric and humanized antibodies are more human-like, they still retain a varying amount of the mouse antibody protein sequence, and accordingly may continue to trigger a HAMA response. Additionally, the chimeric/humanization process can be expensive and time-consuming, often requiring additional weeks or months of secondary manipulation after the initial generation of the mouse mAbs.

Human Antibodies

The probability of inducing a HAMA response can be reduced through the generation of antibody therapeutic products with fully human protein sequences. Researchers have developed several antibody technologies to produce antibodies with 100% or fully human protein sequences. One approach to generating human antibodies, known as “antibody display” technology, involves cloning and expressing human antibody genes in novel contexts, such as bacteriophages, which are viruses that infect bacteria, yeast or ribosome/mRNA complexes, in order to display libraries of antibody fragments for subsequent in vitro selection against antigens. Ribosomes are intracellular organelles that synthesize proteins. The information for the sequence of amino acids used to synthesize a given protein comes from the mRNA sequence, which is “read” by the ribosome. A ribosome/mRNA complex is mRNA attached to a ribosome for translation into a protein. The STI Technology and the Winter II Technology discussed below are both antibody display technologies.

Another approach to develop human antibodies, called “human mouse technology”, is based on genetically engineered strains of mice in which the attempt has been made to inactivate mouse antibody gene expression and to functionally replace it with human antibody gene expression. The so-called human mouse can be immunized with an antigen of interest, and if, after some time, which is often many months, a sufficient immune response has taken place, human antibody candidates may be obtained.

An additional approach involves the clonal isolation and expansion of human B-lymphocytes. This approach is generally limited to creating antibodies only to non-human antigens or antigens to which the lymphocyte donor had previously responded. Accordingly, it may not be suitable for targeting many key diseases, such as cancer and inflammatory and autoimmune disorders, for which appropriate therapy might require antibodies to human antigens.

Technology Overview—Proprietary Human Antibody Library Technology

Winter II Technology

An industry-leading technology for the construction of human antibody libraries is the so-called “Winter II Technology”, which was developed by the Medical Research Council, or MRC, at Cambridge, UK, The Scripps Research Institute in La Jolla, CA, and Stratagene, Inc. in La Jolla, CA. The Winter II Technology was licensed in part to Cambridge Antibody Technology Group, or CAT, which is now owned by AstraZeneca PLC, and in part to Domantis Ltd., which is now owned by Glaxo SmithKline PLC. Through a settlement of an intellectual property dispute with CAT, MorphoSys AG practices a variation of the Winter II Technology in constructing its antibody library. The Winter II Technology process applies certain established gene sequence amplification technologies, such as polymerase chain reaction, or PCR, to construct human antibody libraries. Gene sequence amplification is a process that produces a large number of copies of a given nucleic acid sequence or a group of nucleic acid sequences, which are the sequences in molecules that carry genetic information or form structures within cells — most commonly DNA and RNA. PCR is sequence-dependent, which means it amplifies only one or more specific nucleic acid sequences, depending on which primer is used. A primer is a specific synthetic starter sequence used in the amplification process. Once a large number of copies of specific nucleic acid sequences are produced by amplification, the copied nucleic acid sequences are transferred into a display system, which can translate the nucleic acid sequence information into proteins. This translation is referred to as protein expression. The expressed proteins can be used for subsequent in vitro selection against antigens, or antibody targets. The Winter II Technology process is covered by U.S. patents that begin to expire in 2018.

STI Technology

As opposed to the Winter II Technology, the STI Technology applies ribonucleic acid, or RNA, transcription. RNA transcription is the replication of one strand of DNA template into hundreds of corresponding RNA sequences. Because it can be used with a single universal primer, RNA transcription is not sequence-dependent. Therefore, it can produce a large number of copies from a virtually unlimited variety of nucleic acid sequences and permits amplification of different gene sequences in parallel. When used to amplify immunoglobulin variable domain sequences, RNA transcription can amplify virtually the entire genetic information encoding for the variable domains of human antibodies. These amplified variable domain sequences can then be cloned into an appropriate expression system to produce a human antibody library.

While PCR was introduced in the mid 1980s, primarily for the purpose of amplifying specific gene sequences, RNA transcription-based amplification has gained popularity since the mid-1990s, primarily for the amplification of complex genetic sequence mixtures prior to micro-array analysis. RNA transcription appears ideally suited for use in the construction of a fully human antibody library because RNA transcription-based amplification is designed for amplifying a complex population of gene sequences, including the numerous gene sequences coding for the variable domains of human antibodies, in parallel.

We believe that the STI Technology will allow us to use RNA transcription-based amplification to construct a fully human antibody library. This library should facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy. The STI Technology was invented by Henry Ji, Ph.D., STI’s co-founder and our Chief Scientific Officer. A U.S. patent covering the STI Technology was issued in July 2008.

Opportunity

The commercial and clinical success of antibody therapeutics and the general preference for fully human antibodies has led to a recent industry consolidation, whereby a number of technology providers of human antibody discovery platforms have been acquired by large pharmaceutical or biopharmaceutical companies, or have entered into significant collaborative agreements with large pharmaceutical companies, which, in effect, limit third parties’ access to their discovery platforms. Specifically:

•	In 2006, AstraZeneca PLC acquired 100% ownership of CAT; Amgen Inc. acquired Abgenix, Inc.; and Glaxo SmithKline PLC entered into a large collaboration agreement with Genmab AS.

•	In 2007, Glaxo SmithKline PLC acquired Domantis Ltd., Eisai Co. acquired Morphotek, Inc. and Novartis AG entered into a large collaboration agreement with MorphoSys AG.

•	In 2009, Bristol-Myers Squibb Co. announced an agreement to acquire Medarex, Inc.

We believe this industry consolidation has helped to create a market opportunity for a novel, proprietary technology to create fully human antibodies.

Our Strategy

Our objective is to develop a human antibody library and potentially become a leading partner to the pharmaceutical and biopharmaceutical industry as a provider of (1) access to human antibody libraries, and (2) human antibody drug development candidates derived from our libraries. Key elements of our strategy to accomplish this objective include the following:

•

Constructing a large, naïve-human antibody library for antibody product development. Utilizing the STI Technology, we intend to construct a large, well characterized human antibody library. Following construction, we plan to screen clinically established antigens in the areas of infectious diseases, cancer, cardiovascular, or autoimmune and inflammatory diseases against this library with the goal to identify high affinity, functional antibodies. We believe these antibodies will validate our library and represent potential proprietary drug development candidates. The human antibodies so isolated for the antigens will be subjected to further biochemical characterization and functional testing, such as binding affinity, specificity and kinetics. The isolated human antibodies may undergo further optimization, applying for example in vitro maturation or molecular evolution to improve their affinity and specificity. We expect to gain access to antigens through contractual arrangements with leading academic researchers and companies involved in the identification and development of antigens or from publicly available sources.

•

Constructing patient- or disease-specific human antibody libraries. We plan to make our platform technology available to others and generate revenues by selectively entering into contracts with pharmaceutical and biotechnology companies interested in using the STI Technology to develop antibody-based products.

Among others, we plan to offer services where we construct human antibody libraries from blood samples derived from patient populations proposed by our potential collaboration partners, who may have an interest in the human immune response observed in individuals suffering from a specific condition.

•

Establishing partnerships to seek development efficiency. We intend to minimize technology risk and optimize development efficiency. For fast follower products, the clinical development program established by the first-in-class provider is a significant advantage, as it represents a development strategy that has been shown to be successful. For first-in-class products, we expect to seek partnerships with biopharmaceutical companies with experience and expertise in the clinical indications under consideration for any drug candidates we develop.

See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.

Competitive Analysis

Winter II

The Winter II Technology is an industry leading antibody display technology, which is applied by CAT (now owned by AstraZeneca PLC), Domantis Ltd. (now owned by Glaxo SmithKline PLC) and Morphosys AG (engaged in a large collaboration with Novartis AG). Winter II Technology is a process to generate human antibody libraries via amplification of the highly variable regions of the heavy and light chains of human immunoglobulin genes obtained from human blood samples, followed by cloning and expression in a display system. The Winter II Technology is deemed to be the gold standard for the construction of an antibody library.

Additional Competitors

An additional approach involves the clonal isolation and expansion of human B-lymphocytes. This approach is generally limited to creating antibodies only to non-human antigens or antigens to which the lymphocyte donor had previously responded. Accordingly, it may not be suitable for targeting many key diseases, such as cancer and inflammatory and autoimmune disorders, for which appropriate therapy might require antibodies to human antigens.

Another approach to develop human antibodies, called “human mouse technology”, is based on genetically engineered strains of mice in which the attempt has been made to inactivate mouse antibody gene expression and to functionally replace it with human antibody gene expression. The so-called human mouse can be immunized with an antigen of interest, and if, after some time, which is often many months, a sufficient immune response has taken place, human antibody candidates may be obtained. Based on publicly-available information, other approaches to generating fully human antibodies from mice that we believe are being pursued by our competitors include:

•

Transgenic mice containing heavy human chain and human light chain genes on a “minilocus” (which are mice that possess a relatively small number of representative human heavy and light chain genes in their genome).

•	“Transchromosomic” mice that contain large numbers of human heavy chain and light chain genes on one or more separate, or extra, chromosomes.

•

“KM-Mouse®” animals that are generated as a result of breeding “minilocus” containing mice with “transchromosomic” mice. “Transchromosomic” mice were developed by Kirin Brewing Co., Ltd. It is our understanding that “KM-Mouse” animals were developed through collaboration between Medarex, Inc. and Kirin Brewing Co. and are currently used by Medarex, Kirin and GenMab A/S.

•	We believe Avanir Pharmaceuticals and XTL Biopharmaceuticals Ltd. use technologies in which human B cells and T cells are implanted in mice with compromised immune systems.

•

BioSite Incorporated, through a collaboration with Medarex, generates human antibody phage display libraries from immunized “KM-Mouse” animals. Based on a review of publicly-available information, it is our understanding that these libraries are not used for deriving therapeutic antibody products.

•	Morphotek, Inc., a subsidiary of Eisai Co, applies its MORPHODOMA® and Libradoma™ technologies for the generation of fully human antibodies.

•	AnaptysBio, Inc. applies certain components of somatic hypermutation to generate therapeutic antibodies.

•	Adimab, Inc. applies a yeast based platform for the development of fully human antibodies, which, it claims, provides results faster when compared to human B-cell/hybridoma cell line based approaches.

The biopharmaceutical space is characterized by intense competition and rapid technological advances. Even if we are able to develop our proprietary platform technology and an antibody library, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already FDA-approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do.

Our Technology Advantages

We believe the STI Technology may offer the following advantages over competing technologies:

•

The STI Technology is being designed to provide the full spectrum of human immunoglobulin gene recombination in fully human mAb libraries. Unlike chimeric and humanization technologies, we believe the STI Technology will allow the generation of antibodies with fully human protein sequences and will not be exposed to the challenges and limitations of human-to-animal gene transfer procedures.

•

Because the STI Technology represents an in vitro human mAb library technology, it enables fast and cost-effective in vitro screening of a large number of antigens. The STI Technology is designed so that any antigen of interest can be investigated, without dependence on the successful induction of a host immune response against the antigen. As opposed to the human-mouse technology, the STI Technology does not require the establishment and maintenance of large animal husbandries, which are quite costly to establish and maintain. In addition, a given human antigen may not induce an immune response in mice. In such cases, the “human-mouse” technology appears to be less suitable for delivering human antibody development candidates.

•

We believe the STI Technology will deliver fully human mAb libraries. Once constructed, we believe these libraries will be stable and capable of being stored for long-term use at minimal maintenance cost.

•

The STI Technology applies RNA transcription-based amplification, which is linear and non-preferential, and should replicate and amplify the human immunoglobulin gene pool more faithfully than other amplification technologies, including Winter II Technology, potentially resulting in human antibody libraries more accurately displaying the human immunoglobulin gene pool.

•

While PCR is ideally suited to amplify one specific nucleic acid sequence at a time, RNA transcription supports amplifying large numbers of different nucleic acid sequences in parallel. RNA transcription-based linear amplification allows very large numbers of distinct nucleic acid sequences to be amplified in parallel. Therefore, it eliminates certain problems experienced with PCR, including preferred sequence specific amplification rates and amplification drop outs, which are sequences that are not or only incompletely amplified.

•	The STI Technology can potentially produce multiple product candidates against one or more antigens in a pathway of interest more quickly and cost effectively.

In addition, we believe that the our platform offers the following advantages over competing platforms:

•

We are an independent, development stage biotechnology company and, except for our license agreement with OPKO Health, we are not a party to agreements that restrict our right to enter into collaborative arrangements with third parties. By comparison, access to the Winter II Technology is, due to tightly held intellectual property rights in the United States and the aforementioned industry consolidation, restricted for United States pharmaceutical and biopharmaceutical companies.

•

We believe that the STI Technology can be applied by us for the construction of fully human antibody libraries without license costs pertaining to the Winter II Technology intellectual property licenses.

•

Unlike the STI Technology, due to tightly held intellectual property rights in the U.S. and the industry consolidation discussed above, access to the Winter II Technology is heavily restricted in the U.S.

Intellectual Property

The STI Technology is an antibody display technology which is independent from the Winter II Technology and related intellectual property, or Winter II IP, because the STI Technology applies RNA transcription for the amplification of human immunoglobulin variable domain sequences as opposed to PCR. The STI Technology was invented by Henry Ji, Ph.D., STI’s co-founder and our Chief Scientific Officer, and assigned to us by Dr. Ji.

A U.S. patent protecting the STI Technology was issued to us by the U.S. Patent and Trademark Office in July 2008. Proprietary protection for our products, processes and know-how is critical to our business. We rely on patents, trade secrets and proprietary know-how to protect our intellectual property rights. We plan to diligently prosecute and defend our patents and proprietary technology.

License Agreement with OPKO Health, Inc.

In June 2009, we entered into a limited license agreement, or the OPKO License, with OPKO Health, Inc., or OPKO, pursuant to which we granted OPKO an exclusive, royalty-free, worldwide license under all U.S. and foreign patents and patent applications owned or controlled by us or any of our affiliates, or the STI Patents, to (i) develop, manufacture, use, market, sell, offer to sell, import and export certain products related to the development, manufacture, marketing and sale of drugs for ophthalmological indications, or the OPKO Field, and (ii) use and screen any population of distinct molecules covered by any claim of the STI Patents or which is derived by use of any process or method covered by any claim of the STI Patents to identify, select and commercialize certain products within the OPKO Field. Subject to certain limitations, OPKO will have the right to sublicense the foregoing rights granted under the OPKO License. Additionally, pursuant to the OPKO License, OPKO has granted us an exclusive, royalty-free, worldwide license to any patent or patent application owned or controlled by OPKO or any of its affiliates, or the OPKO Patents, to develop, use, make, market, sell and distribute certain products in any field of use, other than the OPKO Field, or the STI Field.

We have retained all rights in the STI Patents outside of the OPKO Field and we have agreed not to practice the OPKO Patents or the STI Patents outside the STI Field. Unless otherwise terminated in accordance with its terms, the License Agreement will expire upon the expiration of the last to expire patent within the STI Patents and OPKO Patents on a country-by-country basis.

License Agreement with The Scripps Research Institute

In January 2010, we entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted us an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (Staph) infections, including Methicillin-resistant Staph (MRSA). In consideration for the license, we issued TSRI a warrant for the purchase of common stock, and agreed to pay TSRI a nominal annual royalty, a running royalty based on any sales of licensed products by us or our affiliates and a royalty for any revenues generated by us through our sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires us to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, we may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by us or upon our failure to undertake certain activities in furtherance of commercial development goals. Unless terminated by us or TSRI, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed by us under the agreement.

Clinical Development

If we are successful in developing a fully human antibody library, we intend to focus our effort primarily in the identification and isolation of the human antibody drug candidates and further characterize these antibody candidates in in vitro functional testing. Then, in light of our limited financial resources, we intend to actively seek product development partners in the biopharmaceuticals industry with experience and expertise in the antibody drug development field in order to engage in the clinical development of any product candidates we may seek to develop.

Manufacturing, Marketing and Sales

We currently do not have any manufacturing or sales capabilities. We may or may not manufacture the products we develop, if any. We intend to license to, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses, which are equipped to manufacture, market and/or sell our products, if any, through their well-developed manufacturing capabilities and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.

Government Regulation

We are in the early stages of developing our antibody libraries and we have not yet developed any product candidate. The U.S. Food and Drug Administration, or FDA, regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Specifically, government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to products and product candidates labeled for use in humans:

•	research and development;

•	testing, manufacture, labeling and distribution;

•	advertising, promotion, sampling and marketing; and

•	import and export.

In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Clinical trial programs in humans generally follow a three-phase process. Typically, Phase 1 studies are conducted in small numbers of healthy volunteers or, on occasion, in patients afflicted with the target disease, to determine the metabolic and pharmacological action of the product candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In Phase 2, studies are generally conducted in larger groups of patients having the target disease or condition in order to validate clinical endpoints, and to obtain preliminary data on the effectiveness of the product candidate and optimal dosing. This phase also helps determine further the safety profile of the product candidate. In Phase 3, large-scale clinical trials are generally conducted in hundreds of patients having the target disease or condition to provide sufficient data for the statistical proof of effectiveness and safety of the product candidate as required by U.S. and foreign regulatory agencies.

Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record-keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at FDA could lead to increased testing and data requirements which could impact regulatory timelines and costs.

There can be no assurance that in the event we seek to develop any product candidate, we or any of our partners would be able to satisfy one or more of these requirements to conduct pre-clinical or clinical trials or receive any regulatory approvals.

Employees

As of December 31, 2009, we had seven employees and six consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Address

Our principal executive offices are located at 6042 Cornerstone Ct. West, Suite B, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of our website are not part of this Form 10-K.

Item 1A.	Risk Factors

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

We believe that our current cash balances and cash equivalents will be sufficient to meet our operating and capital requirements, as currently being conducted, for at least one year, and will provide us the financial resources to continue to develop our antibody libraries. However, because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure you that this will be the case. Our future capital requirements will depend on many factors, including:

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

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since we are traded on the Over-the-Counter Bulletin Board, or OTCBB, and not on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline.

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

The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products.

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

We may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the United States. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to achieve profitability or maintain profitably in the future.

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

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and potential product candidates. If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

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

Some or all of the “restricted” shares of our common stock issued to former stockholders of STI in connection with the Merger or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a negative effect on the price of our common stock.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations and by lockup agreements we have entered into with our principal stockholders may further reduce our trading, making it difficult for our stockholders to sell their shares.

Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Additionally, approximately 98.3% of our issued and outstanding shares of common stock are subject to lock-up agreements, which limit sales of such shares through September 21, 2011.

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

According to the definition adopted by the Securities and Exchange Commission, or SEC, our common stock is a “penny stock” because, among other things, its price is below $5.00 per share, it is not listed on a national securities exchange and the Company does not meet certain net tangible asset or average revenue requirements. Broker-dealers that sell penny stock must provide purchasers of such stock with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stock and the nature and level of risks involved in investing in penny stock. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities.

We may issue additional equity securities to fund future expansion and pursuant to employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our common stock or, alternatively, may have dividend, liquidation or other preferences to our common stock. The issuance of additional equity securities will dilute the holdings of existing stockholders and may reduce the share price of our common stock.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.

As of December 31, 2009, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 83% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders.

This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our certificate of incorporation, as amended, and bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation, as amended, bylaws and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recover.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our common stock.

Provisions in our certificate of incorporation, as amended, and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation, as amended, authorizes our board of directors to issue up to 100,000,000 shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

Secondary trading in our common stock will not be possible in any state until our common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. We currently do not intend and may not be able to qualify securities for resale in some or all of the states that do not offer manual exemptions and require shares to be qualified before they can be resold by our stockholders. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 6,800 square feet of office, warehouse and laboratory space in San Diego, California. Our lease expires in September 2014, but includes an option to extend the term of the lease for one additional four-year period. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “SRNE” and began quotation on the OTCBB on an unpriced basis in December 2006.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

The following table sets forth the range of high and low bid quotations for our common stock, as reported by the OTCBB, on a quarterly basis for the fiscal years ended December 31, 2009 and 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended on December 31, 2008*

	High	Low
Quarter Ended March 31, 2008	$1.60	$1.30
Quarter Ended June 30, 2008	1.30	1.00
Quarter Ended September 30, 2008	1.60	0.90
Quarter Ended December 31, 2008	0.90	0.45

For the Fiscal Year Ended on December 31, 2009

	High	Low
Quarter Ended March 31, 2009	$0.45	$0.10
Quarter Ended June 30, 2009	0.10	0.10
Quarter Ended September 30, 2009 **	1.95	0.10
Quarter Ended December 31, 2009	1.92	0.32

*	The Company effectuated a one-for-ten reverse stock split effective as of October 6, 2008. The prices set forth above have been adjusted to reflect the reverse stock split.
**	The Merger was completed on September 21, 2009.

Holders of Record

As of March 12, 2010, there were approximately 282 holders of record of our common stock and an undetermined number of beneficial owners.

Dividend Policy

We paid no cash dividends in respect of our common stock during our two most recent fiscal years, and we have no plans to pay any dividends or make any other distributions in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Stock Repurchases

We did not repurchase any of our common stock in 2009.

Equity Compensation Plan Information

The information required by Item 201(d) of Regulation S-K will be included in our definitive information statement, definitive proxy statement, or an amendment to this Form 10-K, to be filed with the SEC within 120 days after our fiscal year ended December 31, 2009, and is incorporated in this Form 10-K by reference.

Item 6.	Selected Financial Data

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K we are not required to provide the information set forth in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-K. Additionally, you should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. We believe that our proprietary technology, or the STI Technology, will allow us to construct antibody libraries containing fully human antibodies. These libraries will be designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

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

Recent Events

On September 21, 2009, or the Closing Date, QuikByte Software, Inc., a Colorado corporation and shell company, or QuikByte, consummated its acquisition of Sorrento Therapeutics, Inc., a Delaware corporation and private concern, or STI, in a reverse merger (the “Merger”). Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were converted into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock as of immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock as of immediately following the Merger.

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed “Sorrento Therapeutics, Inc.” and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.”

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2009 and 2008. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2009 and 2008

Revenue. We had no revenue during the years ended December 31, 2009 and 2008 as we had not yet developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2009 and 2008 were $410,171 and $0, respectively. The increase is attributable to salaries and lab supply costs incurred in connection with commencing research and development activities in the second half of 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2009 and 2008 were $543,952 and $25,745, respectively. The increase of $518,207 is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which occurred in the second half of 2009. Additionally, we had an increase in salary expense, benefits and stock-based compensation expense, consulting, legal and accounting fees incurred in connection with the OPKO Health, Inc. license agreement and other general infrastructure costs. The Company did not have such activities or costs in 2008. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the years ended December 31, 2009 and 2008 was $11,857 and $0, respectively. This increase is due to interest earned on the cash proceeds from private placements of our common stock in 2009.

Net Loss. Net loss for the years ended December 31, 2009 and 2008 was $942,266 and $25,745, respectively. The increase in net loss of $916,521 is primarily attributable to commencing operations in the second half of 2009.

Liquidity and Capital Resources

As of December 31, 2009, we had $3.4 million in cash and cash equivalents, attributable to the closing of two private placements of our common stock in each of June 2009 and September 2009 for aggregate gross proceeds of $4.3 million. We had no cash or cash equivalents as of December 31, 2008.

Cash Flows from Operating Activities. Net cash used for operating activities was $734,964 for the year ended December 31, 2009 as compared to $0 for the year ended December 31, 2008. Net cash used in operating activities primarily reflects a net loss of $942,266, growth in prepaid and other assets of $30,440 primarily due to a facility lease deposit and other prepaid expenses, offset by a net growth in accounts payable, accounts payable-related parties and accrued expenses and other liabilities of $180,463, and $57,279 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash provided by investing activities during the years ended December 31, 2009 and 2008 was $59,335 and $0, respectively. Net cash acquired in connection with the Merger was $104,860, which was partially offset by cash used to purchase property and equipment, including furniture and lab equipment, for our corporate facility.

Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2009 consisted of gross proceeds of $4.3 million from the sale of our common stock in two private placement transactions during 2009, offset by $194,766 in costs associated with such private placements and the Merger. Cash used for financing activities for the year ended December 31, 2008 was $0.

Future Liquidity Needs. From inception through December 31, 2009, we have financed our operations through private equity financings, as we have not generated any revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2009, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

To the extent that we raise additional funds by issuing equity or debt securities, our stockholders may experience additional significant dilution and such financing may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates, or grant licenses on terms that may not be favorable to us. These things may have a material adverse effect on our business.

Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including its ability to access the capital markets to meet liquidity needs.

Related Party Transactions. In December 2009, we purchased certain equipment from a company owned by an officer and stockholder of ours for $30,535. From inception through December 31, 2008, certain of our stockholders incurred $40,683 of general and administrative expenses on our behalf. In August 2009, the stockholders were reimbursed for all expenses incurred on our behalf.

Critical Accounting Policies

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

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2009, we have not experienced any losses on such accounts.

Stock-Based Compensation. Effective in 2009, we adopted authoritative guidance for stock-based compensation, which requires us to measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. To the extent that we issue future stock incentive awards to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

We account for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value upon vesting. We evaluate the assumptions used to value stock awards to non-employees on a periodic basis. If factors change and we employ different assumptions, including any significant change in the estimated fair value of common stock, stock-based compensation expense may differ significantly from what we have recorded historically. In addition, to the extent that we issue future stock incentive awards to non-employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

Off-Balance Sheet Arrangements

From our inception through December 31, 2009, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Submission of Matters to a Vote of Security Holders

On October 22, 2009, in an Action by Written Consent, our stockholders approved:

1.	A Plan of Conversion, pursuant to which we would convert from a corporation incorporated under the laws of the State of Colorado to a corporation incorporated under the laws of the State of Delaware, or the Reincorporation. The approval included the adoption of our certificate of incorporation and bylaws under the laws of the State of Delaware;

2.	Our 2009 Equity Incentive Plan, and award agreements for use thereunder, or the 2009 Plan; and

3.	The form of indemnity agreement to be entered into by us and each of our current and future directors and officers, or the Indemnity Agreement, following the Reincorporation.

Stockholder approval of the Plan of Conversion and the 2009 Plan required the written consent of the holders of at least a majority of our outstanding shares of common stock. Approval of the Indemnity Agreement by our stockholders was not required and was submitted for stockholder approval as a matter of good corporate practice. As of October 22, 2009, the date of the written consent of our stockholders, 225,084,127 shares of our common stock were issued and outstanding. Each share of our common stock was entitled to one vote. The holders of 185,841,054 shares of our common stock, representing approximately 83% of the shares entitled to vote, executed the Action by Written Consent of the Stockholders approving the Plan of Conversion, the 2009 Plan and the Indemnity Agreement.

On November 12, 2009, we filed a definitive Information Statement on Schedule 14C with the SEC with respect to the Plan of Conversion, the 2009 Plan and the Indemnity Agreement. A copy of this Information Statement was distributed to the Company’s stockholders of record as of October 22, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference from the information in our definitive information statement, definitive proxy statement, or an amendment to this Form 10-K, either of the foregoing a Subsequent Filing, to be filed with the SEC within 120 days after our fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information in the applicable Subsequent Filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information in the applicable Subsequent Filing.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information in the applicable Subsequent Filing.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information in the applicable Subsequent Filing.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The Financial Statements of Sorrento Therapeutics, Inc. and Report of Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Description
2.1*	Merger Agreement, dated July 14, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2009).

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2009).

2.3	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

9.1	Form of Stockholder Voting Agreement by and among QuikByte Software, Inc. and the Stockholders of Sorrento Therapeutics, Inc. set forth on the signature page thereto, dated as of July 14, 2009 (incorporated by reference to Exhibit 9.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.1	Form of Stock Purchase Agreement, dated September 18, 2009, by and among QuikByte Software, Inc. and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

Exhibit No.	Description

10.2	Form of Lockup Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.3	Escrow Agreement, dated September 21, 2009, by and among QuikByte Software, Inc., the Stockholders’ Agent, the Parent Representative and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Antonius Schuh (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.5±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Henry Ji, (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.6±	Consulting Agreement, dated August 24, 2009, between Sorrento Therapeutics, Inc. and Martina Molsbergen.

10.7±	Employment Letter, dated October 12, 2009, between Sorrento Therapeutics, Inc. and Charles P. Rodi, Ph.D.

10.8	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.9	First Amendment to Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.10	Amendment #2 to the Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.11	Share Purchase Agreement, dated June 10, 2009, between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.12	Limited License Agreement, dated June 10, 2009, between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).
10.13+	Patent Assignment Agreement, dated June 10, 2009, between Henry H. Ji and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.15±	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.16±	2009 Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.17±	2009 Equity Incentive Plan, and forms of agreement related thereto.

Exhibit No.	Description

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard G. Vincent, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, and Richard G. Vincent, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2010	SORRENTO THERAPEUTICS, INC.

	By:	/S/ ANTONIUS SCHUH
Antonius Schuh, Ph.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANTONIUS SCHUH Antonius Schuh, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 25, 2010

/S/ RICHARD G. VINCENT Richard G. Vincent	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2010

/S/ HENRY JI Henry Ji, Ph.D.	Director, Chief Scientific Officer & Secretary	March 25, 2010

/S/ ERNST-GUENTER AFTING Ernst-Guenter Afting, Ph.D., M.D.	Director	March 25, 2010

/S/ GLENN L. HALPRYN Glenn L. Halpryn	Director	March 25, 2010

/S/ JANE H. HSIAO Jane H. Hsiao, Ph.D., M.B.A.	Director	March 25, 2010

/S/ CURTIS LOCKSHIN Curtis Lockshin, Ph.D.	Director	March 25, 2010

/S/ STEPHEN ZANIBONI Stephen Zaniboni	Director	March 25, 2010

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets — As of December 31, 2009 and 2008	F-3

Statements of Operations — For the Years Ended December 31, 2009 and 2008 and for the Period from Inception (January 25, 2006) through December 31, 2009	F-4

Statements of Stockholders’ Equity (Deficit) — For the Years Ended December 31, 2009 and 2008 and for the Period from Inception (January 25, 2006) through December 31, 2009	F-5

Statements of Cash Flows — For the Years Ended December 31, 2009 and 2008 and for the Period from Inception (January 25, 2006) through December 31, 2009	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc.

San Diego, California

We have audited the accompanying balance sheets of Sorrento Therapeutics, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento Therapeutics, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 25, 2010

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$3,429,906	$—
Prepaid expenses and other	27,863	—

Total current assets	3,457,769	—
Property and equipment, net	73,305	—
Other	22,727	—

Total assets	$3,553,801	$—

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$285,882	$75,965
Accounts payable—related parties	30,535	40,683
Accrued payroll and related	17,982	—
Accrued expenses	18,671	800

Total current liabilities	353,070	117,448

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 225,084,127 and 101,937,315 shares issued and outstanding at December 31, 2009 and 2008, respectively	22,508	10,194
Additional paid-in capital	4,238,367	(9,794)
Stockholder note receivable	(30)	—
Deficit accumulated during the development stage	(1,060,114)	(117,848)

Total stockholders’ equity (deficit)	3,200,731	(117,448)

Total liabilities and stockholders' equity	$3,553,801	$—

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		Period from January 25, 2006 (inception) through December 31, 2009
	2009	2008
Expenses:
Research and development	$410,171	$—	$410,171
General and administrative	543,952	25,745	661,800

Loss from operations	(954,123)	(25,745)	(1,071,971)

Interest income	11,857	—	11,857

Net loss	$(942,266)	$(25,745)	$(1,060,114)

Basic and diluted net loss per share	$(0.01)	$—

Weighted average basic and diluted shares outstanding	152,093,973	101,937,315

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for $400 cash to founders	101,937,315	10,194	(9,794)	—	—	400
Net loss and comprehensive loss	—	—	—	—	(75,801)	(75,801)

Balance, December 31, 2006	101,937,315	10,194	(9,794)	—	(75,801)	(75,401)
Net loss and comprehensive loss	—	—	—	—	(16,302)	(16,302)

Balance, December 31, 2007	101,937,315	10,194	(9,794)	—	(92,103)	(91,703)
Net loss and comprehensive loss	—	—	—	—	(25,745)	(25,745)

Balance, December 31, 2008	101,937,315	10,194	(9,794)	—	(117,848)	(117,448)
Issuance of restricted common stock for $291 cash to consultants in March	7,403,861	740	(449)	—	—	291
Issuance of common stock for $10 cash and a $30 note to consultants in March	1,019,374	102	(62)	(30)	—	10
Issuance of common stock for cash at $0.039 per share in June, net of issuance costs of $25,999	59,015,257	5,902	2,268,099	—	—	2,274,001
Issuance of common stock for cash at $0.0448 per share in September	44,634,374	4,463	1,995,537	—	—	2,000,000
Issuance of common stock to former QuikByte stockholders in connection with the Merger	11,073,946	1,107	99,279	—	—	100,386
Costs associated with the Merger	—	—	(168,767)	—	—	(168,767)
Stock-based compensation	—	—	54,524	—	—	54,524
Net loss and comprehensive loss	—	—	—	—	(942,266)	(942,266)

Balance, December 31, 2009	225,084,127	$22,508	$4,238,367	$(30)	$(1,060,114)	$3,200,731

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period from January 25, 2006 (inception) through December 31, 2009
	2009	2008
Operating activities
Net loss	$(942,266)	$(25,745)	$(1,060,114)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,755	—	2,755
Stock-based compensation	54,524	—	54,524
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other	(30,440)	—	(30,440)
Accounts payable	185,293	27,362	261,258
Accounts payable—related parties	(40,683)	(2,417)	—
Accrued expenses and other liabilities	35,853	800	36,653

Net cash used for operating activities	(734,964)	—	(735,364)

Investing activities
Purchases of property and equipment	(45,525)	—	(45,525)
Cash received in connection with Merger	104,860	—	104,860

Net cash provided by investing activities	59,335	—	59,335

Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,105,535	—	4,105,935

Net cash provided by financing activities	4,105,535	—	4,105,935

Net change in cash	3,429,906	—	3,429,906
Cash at beginning of period	—	—	—

Cash at end of period	$3,429,906	$—	$3,429,906

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$800	$800	$1,600

Non-cash financing activities:

In March 2009, the Company issued 764,530 shares of common stock for a $30 note receivable.

In December 2009, the Company purchased certain equipment from a company owned by an officer and stockholder for $30,535. The purchase price is included in accounts payable—related parties as of December 31, 2009.

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1. Reverse Merger Transaction and Accounting

Reverse Merger Transaction

On September 21, 2009, QuikByte Software, Inc., a Colorado corporation and shell company, or QuikByte, acquired Sorrento Therapeutics, Inc., a privately held Delaware corporation, or STI, in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were converted, at an exchange ratio of 25.48433-for-1, into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock as of immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock, which consisted of: (i) 11,073,946 shares of common stock outstanding as of September 17, 2009, and (ii) 44,634,374 shares of common stock issued on September 18, 2009 in connection with a $2.0 million private placement. The accompanying financial statements share and per share information has been retroactively adjusted to reflect the exchange ratio in the Merger.

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed Sorrento Therapeutics, Inc. and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.”, or the Company.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of STI common stock had an approximate 75% voting interest in QuikByte and the QuikByte stockholders retained an approximate 25% voting interest, (ii) former executive management team of STI remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of STI. Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States, or GAAP. As a result, these financial statements reflect the: (i) historical results of STI prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost, which approximates their fair value at the Merger date. In connection with the Merger, the Company received cash of $104,860, other current assets of $20,150 and assumed accounts payable of $24,624.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on applying and commercializing its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to construct a human antibody library and, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, to identify drug development candidates derived from this library.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $942,266 and net cash used for operations of $734,964 for the year ended December 31, 2009. The Company also has an accumulated deficit of $1,060,114. The Company has working capital of $3,104,699 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any revenue since inception.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2009 and 2008, the carrying amount of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset. Depreciation expense for the years ended December 31, 2009 and 2008 and for the period from inception (January 25, 2006) through December 31, 2009 was $2,755, $0 and $2,755, respectively. As of December 31, 2009, accumulated depreciation was $2,755.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through December 31, 2009.

Research and Development Costs

All research and development costs are charged to expense as incurred. Such costs primarily consist of supplies, contract services, salaries and related benefits to develop a platform for the discovery and development of human therapeutic antibodies.

Income Taxes

The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions.

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company accounts for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at their estimated fair value as they vest.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2009 and 2008, the comprehensive loss was equal to the net loss.

Net Loss Per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2009, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2009	2008
Restricted Common stock subject to repurchase	6,015,791	—
Outstanding options	160,000	—
Weighted average exercise price of options	$0.0448	—

Recent Accounting Pronouncements

In June 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company on October 1, 2009. The Company determined that the adoption of these changes did not have an impact on the financial statements.

In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification , or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

and Exchange Commission , or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

3. License Agreement with OPKO Health, Inc.

In June 2009, the Company entered into a limited license agreement, or the OPKO License, with OPKO Health, Inc., or OPKO, pursuant to which the Company granted OPKO an exclusive, royalty-free, worldwide license under all U.S. and foreign patents and patent applications owned or controlled by the Company or any of its affiliates, or the STI Patents, to: (i) develop, manufacture, use, market, sell, offer to sell, import and export certain products related to the development, manufacture, marketing and sale of drugs for ophthalmological indications, or the OPKO Field, and (ii) use and screen any population of distinct molecules covered by any claim of the STI Patents or which is derived by use of any process or method covered by any claim of the STI Patents to identify, select and commercialize certain products within the OPKO Field. Subject to certain limitations, OPKO will have the right to sublicense the foregoing rights granted under the OPKO License. Additionally, pursuant to the OPKO License, OPKO has granted the Company an exclusive, royalty-free, worldwide license to any patent or patent application owned or controlled by OPKO or any of its affiliates to develop, use, make, market, sell and distribute certain products in any field of use, other than the OPKO Field, or the OPKO Patents.

The Company has retained all rights to the STI Patents outside of the OPKO Field and has agreed not to practice the OPKO Patents or the STI Patents outside the STI current field of use. Unless otherwise terminated in accordance with its terms, the License Agreement will expire upon the expiration of the last to expire patent within the STI Patents and OPKO Patents on a country-by-country basis.

4. Related Party Transactions

In December 2009, the Company purchased certain equipment from a company owned by an officer and stockholder of the Company for $30,535. As of December 31, 2009, such amount is included in the accompanying financial statements as accounts payable-related parties.

From inception through December 31, 2008, certain stockholders of the Company incurred $40,683 of general and administrative expenses on behalf of the Company. Such amount was included in the accompanying financial statements as accounts payable-related parties as of December 31, 2008. In August 2009, such stockholders were reimbursed for all expenses incurred on behalf of the Company.

5. Stockholders’ Equity (Deficit)

Common Stock

In February 2006, in conjunction with the founding of the Company, 101,937,315 shares of common stock were issued to founders, at the pre-Merger par value, for total consideration of $400 in cash.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2009, the Company issued 7,403,861 shares of restricted common stock to certain consultants, at the pre-Merger par value, for aggregate gross proceeds of $291.

In March 2009, the Company issued 1,019,374 shares of unrestricted common stock to certain consultants for aggregate cash gross proceeds of $10 and issued a note receivable for $30.

In June 2009, the Company issued 59,015,257 shares of common stock at $0.039 per share for aggregate gross proceeds of $2.3 million to OPKO in a private placement transaction. Related stock issuance costs totaled $25,999.

In September 2009, and in connection with the Merger, the Company: (i) issued 44,634,374 shares of common stock, in a private placement transaction, at $0.0448 per share for aggregate gross proceeds of $2.0 million, and (ii) issued 11,073,946 shares of common stock to the former stockholders of QuikByte in exchange for the net assets of QuikByte as well as all of their outstanding shares in QuikByte immediately prior to the Merger. Total stock issuance and Merger costs totaled $168,767.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 10,000,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The EIP provided for the grant of incentive stock options, non-incentive stock options, restricted stock awards and stock bonus awards to eligible recipients. In March 2009, the Company issued 7,403,861 restricted common stock awards to certain consultants for aggregate gross proceeds of $291. The restricted shares vest monthly over four years and the Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. Any unvested shares immediately vest in the event of a merger, sale, or other transaction resulting in a change in control of the Company.

At December 31, 2009, 6,015,791 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The exercise price and fair market value of the options granted was $0.0448 and $0.2781 per share, respectively. The outstanding options vest on the one year anniversary of the vesting commencement date, provided that each option recipient provides continuous service through the applicable vesting date. Once vested, such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity since the Company’s initial issuance of options:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2008	—
Options Granted	200,000	$0.04480
Options Canceled	(40,000)	$0.04480
Options Exercised	—

Outstanding at December 31, 2009	160,000	$0.04480

Vested and Exercisable at December 31, 2009 and 2008	—	$—

There was no intrinsic value of stock options exercised during the year ended December 31, 2009 or outstanding and exercisable at December 31, 2009.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 12,000,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company. As of December 31, 2009, no options had been granted under the Stock Plan and 12,000,000 shares were available for grant under the Stock Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Dividend yield	—
Volatility	103%
Risk-free interest rate	2.47%
Expected life of options	5 years

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value per share of employee stock options granted during the year ended December 31, 2009 was $0.2781. There were no option grants during the year ended December 31, 2008.

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

The total employee stock-based compensation recorded as general and administrative expense was $11,126, $0 and $11,126 for the years ended December 31, 2009 and 2008 and for the period from inception (January 25, 2006) through December 31, 2009, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2009 was $33,378, and the weighted average period over which these grants are expected to vest is nine months.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as general and administrative expenses was $43,398, $0 and $43,398 for the years ended December 31, 2009 and 2008 and for the period from inception (January 25, 2006) through December 31, 2009, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2009:

Common stock options outstanding under the EIP	160,000
Authorized for future grant or issuance under the Stock Plan	12,000,000

12,160,000

6. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Management is currently not aware of any pending lawsuits.

Operating Lease

The Company leases its corporate office facility under a non-cancelable operating lease that, as amended, expires on September 30, 2014. The lease contains an option to extend the term by four years at the then prevailing rate. The lease provides for a monthly base rent of $6,904 with scheduled annual base rent increases of 2.75%-3.00% over the lease term. The Company has provided a security deposit of $22,757 to secure its obligations under the lease, which has been included in other assets in the accompanying financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31:

2010	$69,662
2011	78,844
2012	88,440
2013	90,926
2014	69,592

$397,464

Rental expense paid in 2009 and 2008 under the above lease totaled $20,712 and $0, respectively.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards and credits	$404,000	$47,000
Stock based compensation	23,000	—
Accrued expenses and other	6,000	—

Total deferred tax assets	433,000	47,000
Less valuation allowance	(433,000)	(47,000)

Net deferred tax assets	$—	$—

As of December 31 2009, the Company had net operating loss carryforwards of approximately $869,000 and $905,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028. The Company also has research and development credits of approximately $28,000 and $20,000 for federal and state income tax purposes, respectively.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company is subject to taxation in the United States and California jurisdictions. Currently, no historical years are under examination. The Company’s tax year for the year ending December 31, 2009 is subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

8. Subsequent Event

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement.