Form 10-K/A
period 2009-12-31
Sorrento Therapeutics, Inc.
filed 2010-04-29
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-52228

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6042 Cornerstone Ct. West Suite B San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 210-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

As there was no closing sale price or average bid and asked price information of the common stock available for June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant is being calculated based upon the closing sale price of the common stock on July 2, 2009, as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $3,885,013.

At April 23, 2010, the registrant had 225,084,127 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 25, 2010, and is being filed solely to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the registrant’s Written Consent in Lieu of the 2010 Annual Meeting of Stockholders, definitive proxy statement in connection with the registrant’s 2010 Annual Meeting of Stockholders, or an amendment to the Registrant’s Annual Report on Form 10-K. The required certifications are included with this amendment as Exhibits 31.1 and 31.2 of this amended report.

i

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of April 23, 2010:

Name	Age	Title(s)
Dr. Antonius Schuh	46	Chairman and Chief Executive Officer
Dr. Henry Ji	45	Director, Chief Scientific Officer and Secretary
Richard G. Vincent	47	Chief Financial Officer
Martina Molsbergen	45	Vice President, Business Development
Charles P. Rodi	58	Vice President, Research & Development
Dr. Ernst-Guenter Afting	67	Director
Glenn L. Halpryn	49	Director
Dr. Jane H. Hsiao	62	Director
Dr. Curtis Lockshin	49	Director
Stephen Zaniboni	52	Director

Antonius Schuh, Ph.D. co-founded Sorrento Therapeutics, Inc. in January 2006 and served as its Chairman since such time and as its Chief Executive Officer since November 2008 until our acquisition of the company in September 2009, at which time Dr. Schuh was appointed to serve as our Chairman of the Board and Chief Executive Officer. From April 2006 to September 2008, Dr. Schuh served as Chief Executive Officer of AviaraDx (now bioTheranostics, Inc., a bioMerieux company), a molecular diagnostic testing company that is focused on clinical applications in oncology. From March 2005 to April 2006, Dr. Schuh was Chief Executive Officer of Arcturus Bioscience Inc., a developer of laser capture microdissection and reagent systems for microgenomics. From December 1996 to February 2005, Dr. Schuh was employed by Sequenom Inc., a publicly traded diagnostic testing and genetics analysis company. He started with Sequenom as a Managing Director and was promoted to Executive Vice President, Business Development and Marketing, and from May 2000 to February 2005, served as Sequenom’s President and Chief Executive Officer. He also previously served as the Head of Business Development at Helm AG, an international trading and distribution corporation for chemical and pharmaceutical products, and in medical and regulatory affairs positions with Fisons Pharmaceuticals (now part of Sanofi-Aventis). Since March 2009, Dr. Schuh has been appointed to the board of directors of Diogenix, Inc., a privately held molecular diagnostic company, and since May 2009, he has served as a director of Transgenomic, Inc., a public biotechnology company focused on genetic analysis and molecular diagnostics. Dr. Schuh is a certified pharmacist and earned his Ph.D. in pharmaceutical chemistry from the University of Bonn, Germany.

Dr. Schuh is an experienced business leader with the skills necessary to serve as our Chairman. Dr. Schuh has over 15 years of experience in various senior executive positions, including chief executive officer, at other biopharmaceutical companies. As a co-founder of Sorrento Therapeutics, Inc., he has a deep understanding of our business. His experience on the boards of directors of other companies in the biopharmaceutical industry further augments his range of knowledge, providing experience on which he can draw while serving as a member of our board of directors.

Henry Ji, Ph.D. co-founded Sorrento Therapeutics, Inc. in January 2006 and served as its Chief Scientific Officer since November 2008, as a director since January 2006 and as its Secretary since September 2009. Dr. Ji was appointed to serve as our Chief Scientific Officer effective upon our acquisition of Sorrento Therapeutics, Inc. in September 2009. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002 Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

Dr. Ji has demonstrated significant leadership skills as President of BioVintage, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 15 years of biotechnology and biopharmaceutical experience to his position on our board of directors. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in the day-to-day operations of the Company as our Chief Scientific Officer, allows him to bring to our board of directors a broad understanding of the operational and strategic issues facing the Company.

Richard G. Vincent joined the Company in January 2010, and has served as our Chief Financial Officer, on a part-time basis, since February 2010. Since April 2008, Mr. Vincent has also served as a contract Chief Financial Officer for various other companies, including Meritage Pharma, Inc., Elevation Pharmaceuticals, Inc., Verus Pharmaceuticals, Inc., and Chumby Industries, Inc. From October 2004 to March 2009, Mr. Vincent served as Chief Financial Officer of Verus Pharmaceuticals, Inc., a specialty pharmaceutical company focused on developing and commercializing pediatric drug/device combination products for the treatment of asthma, allergies, and related diseases and conditions. From October 2003 to October 2004, Mr. Vincent served as Chief Financial Officer of Women First HealthCare, Inc., a public specialty pharmaceutical company focused on women’s healthcare and dermatology. Mr. Vincent also served as Senior Director of Finance for Elan Pharmaceuticals, Inc., a public biopharmaceutical company engaged in research, development and commercial activities primarily in neuroscience, autoimmune and severe chronic pain, from October 2001 to October 2003. From November 1995 to October 2001, Mr. Vincent served in various senior management capacities for several wireless and technology companies. From 1987 to 1995, Mr. Vincent held a number of positions with Deloitte & Touche LLP, the last of which was senior manager, where he specialized in emerging growth and publicly-reporting companies. Mr. Vincent became a Certified Public Accountant in California in 1989 and holds a B.S. degree in business with an emphasis in accounting from San Diego State University.

Martina Molsbergen has served as our Vice President, Business Development since October 2009, on a part-time basis. From November 2007 to October 2009, Ms. Molsbergen served as Vice President Business Development PER.C6 Licensing of Crucell Holland BV, a publicly traded developer, producer and marketer of vaccines and antibodies that prevent or treat infectious diseases. From January 2004 to October 2007, Ms. Molsbergen served as Vice President of Business Development of BioWa, Inc., a novel antibody engineering platform company, where she successfully negotiated more than 15 transactions, valued at over $2.5 billion, with leading antibody and biopharmaceutical companies. From August 2003 to January 2004, Ms. Molsbergen served as a consultant for several private and public companies. Ms. Molsbergen has also previously served as Vice President Business Development of Zetiq Technologies Ltd., a developer of effective cancer diagnostic tools, Vice President Business Development and Pharmaceutical Development Services of Patheon Inc., a publicly traded provider of drug development and manufacturing services, and as Director of Business Development & Marketing of Watson Pharmaceuticals (Circa Division), a leading specialty pharmaceutical company that develops, manufactures, markets and distributes brand and generic pharmaceutical products. Ms. Molsbergen has a B.S. in Chemical Engineering from Drexel University.

Charles P. Rodi, Ph.D. has served as our Vice President, Research and Development since November 2009. Since February 2009, Dr. Rodi has served as a consultant for Prognosys Biosciences, a company to which he sold his technology for detection of DNA methylation. From April 2007 to February 2009, Dr. Rodi served as a Senior Research Fellow at ICx Technologies, developing technologies for the detection of rare alleles and circulating tumor cells. Dr. Rodi founded Rodi Pharma, Inc. in August 2002 and served as its Chief Executive Officer until December 2006. During his tenure at Rodi Pharma, Inc., he was awarded an SBIR grant to develop technology for cancer drug discovery. Dr. Rodi’s prior experience also includes serving as an exclusive consultant to Salmedix, Inc. in 2005, a cancer drug development company (acquired by Cephalon, Inc.) and as Executive Vice President of Genomics at Sequenom Inc. from 1999 to 2002, and working with Monsanto and G.D. Searle for 15 years where he held positions of increasing responsibility, including Group Leader, Molecular Biology of Inflammatory Diseases and Director, Genome Sequencing Center. He was also a member of the Genomics Leadership and the Genomics Business Teams. Dr. Rodi is an inventor on several issued and pending patents. He has a Ph.D. in Cellular and Developmental Biology from the University of Minnesota, a B.A. in Biology from the University of Missouri, and was a Staff Fellow at the NIAID.

Ernst-Guenter Afting, Ph.D., M.D. has served as a director since September 2009. From 1995 until his retirement in 2006, Dr. Afting served as President and Chief Executive Officer of the GSF-National Research Center for Environment and Health GmbH, a governmental research center in Munich, Germany. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris. Dr. Afting was also a member of the board of the Pharmaceutical Division of Hoechst Group from 1984 to 1993 and was Chairman and Chief Executive Officer of the Divisional Pharmaceutical Board of Hoechst from 1992-1993. Dr. Afting was a member of the advisory committee on science and technology to German Chancellor Helmut Kohl from 1996 to 1997 and from 1996 to 2005 was a member of the German National Advisory Committee on Health Research to the State Secretaries of Science, Technology and Health. Dr. Afting has been a member of the medical faculty at the University of Goettingen since 1985. Dr. Afting currently serves on the boards of Sequenom, Inc., Intercell AG, and Enanta Pharmaceuticals, Inc. He received his Ph.D. in Chemistry and M.D. from the University of Freiburg/Breisgau, Germany.

With over 20 years of experience serving in key senior executive roles (including as president and chief executive officer) and as an active board member in a variety of privately-held and publicly-traded companies in the pharmaceutical and drug industries, Dr. Afting brings to our board of directors critical insights into the operational requirements of a public company. Dr. Afting’s experience and knowledge of the global biotechnology industry provides needed information to our board of directors and management and will be valuable to our overall business and strategies relating to our ongoing development efforts and transition to commercial activities.

Glenn L. Halpryn has served as a director since July 2008. From July 2008 to August 2009, Mr. Halpryn served as our Chairman of the Board, Chief Executive Officer and President. Mr. Halpryn also serves as a director of Castle Brands Inc., a developer and international marketer of premium branded spirits whose shares are traded on the NYSE Amex (formerly known as the American Stock Exchange), and a director of SearchMedia Holdings Limited, the second largest outdoor billboard and in-elevator advertisement company in China. Since September 2008, Mr. Halpryn has served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation specializing in the manufacture of skin creams and prescription medication for the treatment of pain management. Since 2001, Mr. Halpryn has served as Chief Executive Officer and a director of Transworld Investment Corporation and is an active investor and management member of investor groups in various land acquisition and development projects. From December 2006 through 2009, Mr. Halpryn served as a director or held various executive officer positions in the Getting Ready Corporation (a publicly held shell corporation that merged with Winston Pharmaceuticals, Inc. in September 2008), Ideation Acquisition Corporation (a publicly traded special purpose acquisition corporation that merged into SearchMedia Holdings Limited in November 2009), clickNsettle.com (a publicly held shell corporation that merged with Cardo Medical, LLC in September 2008), Longfoot Communications, Inc. (a publicly held shell corporation that merged into Kidvill Holdings, LLC in August 2008). Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation, from 2002 until September 2008. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. (NYSE Amex:PLX) in December 2006.

Mr. Halpryn has over 10 years of leadership experience serving companies in the biotechnology and biopharmaceutical industries. In addition, his service on the boards of directors of a variety of other public companies gives him a deep understanding of the challenges faced by public companies and allows him to bring a variety of viewpoints and perspectives to the deliberations of our board of directors. Mr. Halpryn has a broad understanding of the operational, financial and strategic issues facing public and private companies and his investment, acquisition and development experience will be valuable to our business and strategies relating to our current development activities and efforts to finance the development of future products.

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a director since January 2010. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of OPKO Health, Inc. since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. (OTCBB: SFES) and Non-Invasive Monitoring Systems, Inc. (OTCBB: NIMU), both medical device companies, since September 2007 and October 2008, respectively. Dr. Hsiao is also a director of PROLOR Biotech, Inc. (NYSE Amex:PBTH), a development stage biopharmaceutical company, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices (TSXV:NVC).

Dr. Hsiao’s background in pharmaceutical chemistry and strong technical expertise, as well as her senior management experience, enables her to provide valuable insights and a critical perspective with respect our product development efforts and business strategies. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences industries, Dr. Hsiao has a keen understanding and appreciation of the many regulatory and development issues facing pharmaceutical and biotechnology companies.

Curtis Lockshin, Ph.D. has served as a director since July 2008. Dr. Lockshin has served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation and the parent company of Winston Laboratories, Inc., since September 2008. Dr. Lockshin served as a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008. Dr. Lockshin served as a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008. Since 2003, Dr. Lockshin has been an independent pharmaceutical & life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. From 1998 to 2002, Dr. Lockshin was a Scientist, Associate Director, and

Director of Discovery Biology & Informatics at Sepracor Inc., where he was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Dr. Lockshin’s current activities include a business development engagement with TelAztec LCC (Burlington, MA). Since 2004, Dr. Lockshin has served on the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin was a director of Orthodontix, Inc. from July until December 2006. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a PhD in Biological Chemistry, both from the Massachusetts Institute of Technology.

Dr. Lockshin has over 10 years of experience in the pharmaceutical and life sciences industries and has served on the boards of directors of a variety of other public companies, which gives him a broad understanding of the operational, financial and strategic issues facing public companies. As an experienced scientist and inventor on several patents in the pharmaceuticals industry, Dr. Lockshin combines extensive leadership experience with a deep knowledge of the scientific matters related to our business.

Stephen Zaniboni has served as a director since February 2010. Since January 2009, Mr. Zaniboni has served as Chief Financial Officer of XIFIN Inc., the leading provider of revenue cycle management for diagnostic service providers. Prior to joining XIFIN Inc. Mr. Zaniboni served as the Chief Financial Officer of Sorrento Therapeutics, Inc. from January 2006, and as a member of its board of directors from November 2008, through our acquisition of the company in September 2009. From May 2006 to September 2008, Mr. Zaniboni served as Chief Financial Officer of AviaraDx (now bioTheranostics, a bioMerieux company), a molecular diagnostic testing cancer profiling company that is focused on developing and commercializing molecular diagnostic technologies with proven clinical utility. From October 2005 to April 2006, Mr. Zaniboni was Chief Financial Officer of Arcturus Bioscience (acquired by Molecular Devices Corp., now MDS). He joined Arcturus from Sequenom (NASTIQ: SQNM), a publicly traded diagnostic testing and genetics analysis company, where he served as Chief Financial Officer from May 1997 to September 2005. Mr. Zaniboni has also held various financial management positions at Aspect Medical Systems, Behring Diagnostics, and Boston Scientific. He was a practicing CPA with Arthur Andersen and holds a B.S. in accounting from Boston University and an M.B.A. from Boston College.

As an experienced financial and operational leader with companies in the biotechnology industry, Mr. Zaniboni combines general business expertise with a deep knowledge of financial matters and financial reporting. These attributes also allow him to perform an essential role on our board of directors as its “audit committee financial expert” under applicable rules and regulations of the Securities and Exchange Commission, or SEC. In addition, Mr. Zaniboni has extensive corporate governance and operational management experience with both privately-held and publicly-traded companies, giving him a deep understanding of the challenges faced by public companies and allowing him to bring a variety of viewpoints and perspectives to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted the Sorrento Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance” and/or in our public filings with the SEC.

Consideration of Director Nominees

Director Qualifications

There are no specific minimum qualifications that the Company’s Board of Directors, or the Board, requires to be met by a director nominee recommended for a position on our Board, nor are there any specific qualities or skills that are necessary for one or more members of our Board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Board considers a potential director candidate’s experience, areas of expertise and other factors relative to the overall composition of our Board and its committees, including the following characteristics:

•	the highest ethical standards and integrity and a strong personal reputation;

•	a background that provides experience and achievement in business, finance, biotechnology or other activities relevant to our business and activities;

•	a willingness to act on and be accountable for Board and, as applicable, committee decisions;

•	an ability to provide wise, informed and thoughtful counsel to management on a range of issues affecting us and our stockholders;

•	an ability to work effectively and collegially with other individuals;

•	loyalty and commitment to driving our success and increasing long-term value for our stockholders;

•	sufficient time to devote to Board and, as applicable, committee membership and matters; and

•	the independence requirements imposed by the SEC and the NYSE Amex.

The Board retains the right to modify these qualifications from time to time.

Security Holder Nominations

The Board will consider director candidates recommended by our stockholders of record. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether a candidate was recommended by a stockholder of record or not. Stockholders of record who wish to recommend individuals for consideration by the Board to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering a written recommendation to the Board, c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121, Attn: Corporate Secretary, no later than the close of business on the 45th day nor earlier than the 75th day prior to the anniversary date of the initial mailing of our proxy statement for our preceding year’s annual meeting of stockholders unless the meeting date is more than 30 days before or after the 1 year anniversary of the preceding year’s annual meeting of stockholders. Each written recommendation must set forth, among other information:

•	the name and address of the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•

the class, series and number of shares of the Company, and any convertible securities of the Company, that are beneficially owned by the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•

any proxy, contract, arrangement, understanding or relationship pursuant to which the stockholder of record and any beneficial owner on whose behalf the nomination is being made has the right to vote any of the Company’s voting securities;

•	any “short” interest in the Company’s securities held by the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•	the proposed director candidate’s name, age, business address and residential address;

•

complete biographical information for the proposed director candidate, including the proposed director candidate’s principal occupation or employment and business experience for at least the previous five years;

•	the class and number of shares of the Company that are beneficially owned by the proposed director candidate as of the date of the written recommendation; and

•

any other information relating to the proposed director candidate that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A promulgated under the Exchange Act.

Director candidate nominations from stockholders must be provided in writing and must include the written consent of each proposed nominee to serve as director if so elected.

If a proposed director candidate is recommended by a security holder in accordance with the procedural requirements discussed above, the Corporate Secretary will provide the foregoing information to the Board.

Board Leadership Structure

Our Board believes that our Chief Executive Officer is best situated to serve as Chairman because he is the director that is most familiar with our business and industry, possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us and is therefore best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Our independent directors bring experience, oversight and expertise from outside the company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board, which are essential to effective governance.

Board’s Role in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Audit Committee oversees management of financial risks and manages risks associated with the independence of the Board of Directors and potential conflicts of interest and oversees management of risks associated with health and safety concerns. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board of Directors is informed about such risks by the committees.

Information Regarding Board Committees

Our Board has established standing Audit and Compensation Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. Both committees operate under a written charter adopted by our Board of Directors, each of which is available on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.”

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Dr. Afting, Dr. Lockshin and Mr. Zaniboni and Mr. Zaniboni serves as the Chairperson of the Audit Committee. The functions of this Committee include, among others:

•	evaluating our independent registered public accountant’s qualifications, independence and performance;

•	determining the engagement of our independent auditors;

•	approving the retention of our independent auditors to perform any proposed audit and permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement terms as required by law;

•	reviewing our financial statements;

•	reviewing our critical accounting policies and estimates;

•	discussing with our management and our independent auditors the results of the annual audit and the review of our quarterly financial statements; and

•	reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary. Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.”

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board, or OTCBB. Since the OTCBB does not have rules regarding independence of audit committee members, the Board makes its determination as to the independence of our Audit Committee members based on the definition of “independence” as defined under the rules of the NYSE Amex. Under the applicable rules and regulations of the NYSE Amex, each member of a company’s audit committee must be considered independent in accordance with Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3(b)(1) under the Exchange Act. Our Board reviews the NYSE Amex standards and Exchange Act definitions of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Section 803A of the NYSE Amex Listed Company Manual). Our Board has determined that all members of our Audit Committee also meet the requirements for financial literacy under the NYSE Amex listing standards.

Our Board has determined that Mr. Zaniboni, the chairman of our Audit Committee, is an audit committee financial expert, as defined under applicable SEC rules, and that Mr. Zaniboni meets the background and financial sophistication requirements under Section 803A of the NYSE Amex LLC Company Guide. In making this determination, the Board made a qualitative assessment of Mr. Zaniboni’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Our Audit Committee is composed of “independent” directors, as determined in accordance with Section 803A of the NYSE Amex LLC Company Guide and Rule 10A-3 of the Exchange Act. The Audit Committee operated pursuant to a written charter adopted by the Board, a copy of which may be viewed on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.”

As described more fully in its charter, the purpose of the Audit Committee is to assist our Board with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for us and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board for 2009.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Mayer Hoffman McCann P.C., the independent registered public accounting firm;

•	discussed with Mayer Hoffman McCann P.C. the matters required to be discussed by Statement on Auditing Standards No. 114, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Mayer Hoffman McCann P.C. the written disclosures and the letter regarding their communications with the Audit Committee concerning independence as required by the Public Company Accounting Oversight Board and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Mayer Hoffman McCann P.C.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

Audit Committee

Dr. Ernst-Guenter Afting

Dr. Curtis Lockshin

Mr. Stephen Zaniboni

This foregoing audit committee report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 to Form 10-K/A into any filing of ours under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference.

Item 11.	Executive Compensation

Compensation Committee

Our Compensation Committee is comprised of Mr. Halpryn, Dr. Lockshin and Mr. Zaniboni. Mr. Halpryn serves as the Chairperson of our Compensation Committee. The functions of this committee include, among others:

•	determining the compensation and other terms of employment of our executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•	evaluating and recommending the type and amount of compensation to be paid or awarded to our Board members;

•	evaluating and recommending to our Board the equity incentive plans, compensation plans and similar programs advisable for us, as well as modification or termination of existing plans and programs;

•	administering our equity incentive plans;

•	establishing policies with respect to equity compensation arrangements;

•	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers; and

•	reviewing and evaluating, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter.

Our Board has adopted a written charter of the Compensation Committee that is available to stockholders on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.” Typically, the Compensation Committee meets at least quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with our Chief Executive Officer and other representatives of senior management and human resources as necessary. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

The Compensation Committee meets outside the presence of all of our executive officers, including the named executive officers, in order to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the Compensation Committee meets outside the presence of all executive officers except our Chief Executive Officer. The annual performance reviews of our executive officers are considered by the Compensation Committee when making decisions on setting base salary, targets for and payments under our bonus plan and grants of equity incentive awards. When making decisions on executive officers, the Compensation Committee considers the importance of the position to us, the past salary history of the executive officer and the contributions we expect the executive officer to make to the success of our business.

Compensation Discussion and Analysis

The primary goals of our Board with respect to executive compensation are to attract and retain talented and dedicated executives, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to create incentives resulting in increased stockholder value. To achieve these goals, our Compensation Committee recommends to our Board executive compensation packages, generally comprising a mix of salary, discretionary bonus and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we have implemented and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals.

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2009 by our (i) Chairman and Chief Executive Officer, (ii) Chief Scientific Officer and Secretary, and (iii) former Chairman and Chief Executive Officer. We refer to these three individuals collectively as our “named executive officers.” None of our other executive officers earned in excess of $100,000 in fiscal year 2009.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock /Option Awards ($)		Fees Earned Or Paid in Cash ($)		All Other Compensation ($)	Total ($)
Antonius Schuh, Ph.D. (2)	2009	114,583	—	—		—		6,933	121,516
Chairman of the Board and Chief Executive Officer

Henry Ji, Ph.D. (3)	2009	110,000	—	—		—		6,989	116,989
Chief Scientific Officer and Secretary

Glenn Halpryn. (4)	2009	—	—	11,126	(5)	3,417	(6)	—	14,543
Former Chairman of the Board and Chief Executive Officer

	2008	—	—	—		3,000	(7)	—	3,000

(1)	Amounts received for services as employees of the Company from July 16, 2009 through December 31, 2009.
(2)	Dr. Schuh was appointed Chairman of the Board and Chief Executive Officer in September 2009 in connection with the completion of the merger of the Company and Sorrento Therapeutics, Inc., as more fully described below in the section entitled “Certain Relationships and Related Transactions-2009 Transactions.”
(3)	Dr. Ji was appointed Chief Scientific Officer and Secretary in September 2009 in connection with the completion of the merger of the Company and Sorrento Therapeutics, Inc.
(4)	Mr. Halpryn resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company in September 2009 in connection with the merger of the Company and Sorrento Therapeutics, Inc.
(5)	Option awards were issued after the completion of the merger of the Company and Sorrento Therapeutics, Inc. in connection with his appointment to the board of directors. See note (5) under the heading Non-Employee Compensation below.
(6)	Amount received for services rendered in his capacity as a director from January 1, 2009 through December 31, 2009.
(7)	Amount received for services rendered in his capacity as a director from July 7, 2008 to December 31, 2008.

The Company paid no perquisites or other personal benefits to its executive officers during the fiscal years ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2009, including the value of the options awards.

	Option Award (1)						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Unearned Options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Glenn Halpryn	09/18/09	—	40,000	$0.0448	09/21/19	—	—

(1)

As of December 31, 2009, there were no outstanding equity awards held by Dr. Schuh or Dr. Ji. The shares listed in this table are subject to a single stock option award carrying the exercise price as set forth herein. The shares subject to the stock option vest 100% on the one-year anniversary of the grant. Once vested, the option award remains exercisable until it expires ten years from the date of grant subject to earlier expiration following termination of service as a Director.

(2)	Represents the fair market value of a share of our common stock, as determined by the Board of Directors, on the option’s grant date.

Benchmarking of Cash and Equity Compensation

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies and we intend to take into account input from other independent members of our Board and publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels the Board or any applicable committee thereof believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

Discretionary Annual Bonus. In addition to base salaries, our Board or applicable committee thereof has the authority to award discretionary annual bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and value-creating milestones.

Equity-Based Incentives. Salaries and bonuses are intended to compensate our executive officers for short-term performance. We also have adopted an equity incentive approach intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our executive officers through the use of equity incentives. Our equity incentive plan has been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders.

When making equity-award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under our existing plans and the status of previously granted awards. The amount of equity incentive compensation granted in 2009 reflects the executives’ expected contributions to our future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of our stock.

Future equity awards that we make to our executive officers will be driven by our sustained performance over time, our executive officers’ ability to impact our results that drive stockholder value, their level of responsibility within our Company, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.

The amounts awarded to executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to executive officers vest over a four-year period with 25% vesting on each anniversary of the grant date. All options were granted at the fair market value on the date of grant, as determined by our Board. All equity awards to our employees, including executive officers and to directors, have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value on the grant date based on the valuation determined by our Board.

Severance and Change-in-Control Benefits. Each of Dr. Antonius Schuh’s and Dr. Henry Ji’s employment letter with the Company, each of which were entered into as of the September 21, 2009, or the Employment Letters, provides that in the event his employment with us is terminated prior to the end of the term specified in the Employment Letter for any reason other than for “cause”, then concurrent with such termination, he will be entitled to receive (i) all compensation accrued, but unpaid, up to the date of termination, and (ii) severance in an amount equal to one year’s then base salary. In addition, the vesting of all stock options or other equity awards then held by him will accelerate in full and be exercisable for a period of 90 days after any such termination. For each of the Employment Letters, “cause” is defined to mean (i) any dishonesty that is intended to materially injure the business of the Company, (ii) conviction of any felony, or (iii) any wanton or willful dereliction of duties that are not cured after being provided with 30 days written notice.

Other Compensation. We intend to provide benefits and perquisites for our executive officers at levels comparable to those provided to other executive officers in our industry. Our Board or any applicable committee thereof, in its discretion, may revise, amend or add to the benefits and perquisites of any executive officer as it deems it advisable and in the best interest of the Company and our stockholders.

Employment Agreements

Pursuant to the Employment Letters, Drs. Schuh and Ji are employed as our Chief Executive Officer and Chief Scientific Officer, respectively. Each Employment Letter is for a term of three years from September 21, 2009. Under their respective Employment Letters, Dr. Schuh will receive an annual salary of $250,000, Dr. Ji will receive an annual salary of $240,000, and each will be eligible to participate in any cash-bonus program and equity award plan of the Company in such amounts as our Board or any applicable committee thereof shall determine in its sole discretion.

Offer Letters with Other Executive Officers

Charles P. Rodi, Ph.D. On October 15, 2009, Dr. Rodi signed an offer letter before commencing employment with us. Pursuant to the offer letter, Dr. Rodi will serve as our Vice President, Research and Development and will receive an annual base salary of $120,000, health benefits and is entitled to participate in our stock incentive plan. Additionally, the offer letter states that Dr. Rodi’s employment is “at-will” and may be terminated at any time and for any reason by either Dr. Rodi or us.

Martina Molsbergen. On August 24, 2009, we entered into a consulting agreement with Martina Molsbergen, an independent contractor. Under this agreement, Ms. Molsbergen: (i) currently receives a monthly retainer of $2,000, (ii) is eligible for a success fee of 5% of certain proceeds received from any license agreements resulting from her efforts, and (iii) is eligible for the granting of future stock awards for up to 50,000 shares based on the Company receiving proceeds of more than $2,000,000 from license agreements resulting from her efforts. Under the agreement, either we or Ms. Molsbergen may terminate the agreement at any time upon at least 30 days prior written notice.

Richard Vincent. In January 2010, we entered into a consulting agreement with Richard Vincent, an independent contractor. Under this agreement, Mr. Vincent: (i) currently receives a daily retainer of $1,000, and (ii) is eligible for an annual bonus at the sole discretion of the board of directors or a committee thereof. Under the agreement, either we or Mr. Vincent may terminate the agreement at any time.

Non-Employee Director Compensation

The following table summarizes the total compensation paid to or earned by each of the Company’s directors who served during all or a portion of the fiscal year ended December 31, 2009. The compensation of directors who are named executive officers is detailed above under the heading “Summary Compensation Table.”

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Ernst-Guenter Afting	1,167	11,126	12,293

Curtis Lockshin	3,417	11,126	14,453

Lewis J. Shuster (3)	3,890	11,126	15,016

James Freedman (4)	904	—	904

Alan Jay Weisberg (5)	2,250	—	2,250

Noah Silver (5)	2,250	—	2,250

Ronald Stein (5)	2,250	—	2,250

(1)	Dr. Schuh, our Chairman and Chief Executive Officer and a named executive officer, and Dr. Ji, our Chief Scientific Officer and Secretary and a named executive officer, are not included in this table as they are employees of ours and thus receive no compensation for their service as directors. Dr. Schuh’s and Dr. Ji’s compensation for 2009 is included in the Summary Compensation Table above. Mr. Halpryn, our former Chairman and Chief Executive Officer and a named executive officer, is not included in this table, as he served as an employee of ours from January 2009 through September 2009. Mr. Halpryn’s compensation as a former Chief Executive Officer and as a director is included in the Summary Compensation Table above. Mr. Halpryn received all of his 2009 compensation in his capacity as a director.
(2)	These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2009, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2009. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 5 to the Financial Statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2010. As of December 31, 2009, each of Mr. Halpryn, Dr. Afting, Dr. Lockshin, Mr. Shuster, Mr. Freedman, and Mr. Weisberg held options to purchase 40,000 shares of common stock.
(3)	Resigned as of February 1, 2010.
(4)	Resigned as of December 15, 2009.
(5)	Resigned as of September 21, 2009.

From January 2009 through June 2009, the outside directors of the Company received a fee of $750 for their attendance at each Board meeting, telephonic or otherwise. Commencing in October 2009, the outside directors of the Company earn quarterly fees of $1,500 for their services as directors, which are payable quarterly. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2009 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2009. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	12,000,000	(2)

Equity compensation plans not approved by security holders (3)	160,000	$0.0448	—

Total	160,000	$0.0448	12,000,000

(1)	Comprised of the Company’s 2009 Stock Incentive Plan, or the 2009 SIP Plan.
(2)	Comprised solely of shares subject to awards available for future issuance under the 2009 SIP Plan. Pursuant to the terms of the 2009 SIP Plan, the share reserve of the 2009 SIP Plan will automatically increase on the first day of each fiscal year, from fiscal year 2011 through 2019, by one percent of the aggregate number of shares of our common stock outstanding as of the last day of the immediately preceding fiscal year.
(3)	Comprised solely of shares issued to non-employee directors prior to the Company’s adoption of the 2009 SIP Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 1, 2010, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of April 1, 2010. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 225,084,127 shares of common stock outstanding as of April 1, 2010, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 31, 2010, which is 60 days after April 1, 2010. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:

Dr. Antonius Schuh, Chairman and Chief Executive Officer	25,484,329	(1)	11.3%

Dr. Henry Ji, Director, Chief Scientific Officer and Secretary	52,754,032	(2)	23.4%

Ernst-Guenter Afting, Director	557,930	(3)	*

Glenn L. Halpryn, Director and Former Principal Executive Officer 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	18,829,503	(4)	8.4%

Jane Hsaio, Ph.D., Director	2,231,719	(5)	*

Dr. Curtis Lockshin, Director 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	0		*

Stephen Zaniboni, Director	25,484,329	(6)	11.3%

All Officers and Directors as a Group (including certain former officers and directors) (10 Persons)	125,341,842	(7)	54.7%

5% Stockholders:

Dr. Antonius Schuh, Chairman and Chief Executive Officer	25,484,329	(1)	11.3%

Dr. Henry Ji, Director, Chief Scientific Officer and Secretary	52,754,032	(2)	23.4%

OPKO Health, Inc. 4400 Biscayne Boulevard Suite 900 Miami, Florida 33137	59,015,257	(8)	26.2%

Steven Jerry Glauser 1400 16th Street Suite 510 Denver, Colorado 80202	21,292,847	(9)	9.5%

Halpryn Group VI, LLC 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	17,184,228		7.6%

*	Less than 1%.
(1)	2,548,432 of these shares are being held in escrow pursuant to the Escrow Agreement, dated September 21, 2009, by and among the Company and the former stockholders of Sorrento Therapeutics, Inc., or the Escrow Agreement. 22,935,897 of these shares are being held in a trust, of which Dr. Schuh is the trustee.
(2)	5,096,865 of these shares are being held in escrow pursuant to the Escrow Agreement.
(3)	These shares are held in a trust account, of which Dr. Afting is the trustee.
(4)	Comprised of 864,173 shares of common stock held directly, 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Halpryn is a member, and 781,102 shares of common stock held by IVC Investors, LLLP, in which Mr. Halpryn has an interest. Mr. Halpryn disclaims beneficial ownership of the shares of common stock held by each of Halpryn Group VI, LLC and IVC Investors, LLLP, except to the extent of any pecuniary interest therein.
(5)	These shares are being held indirectly through Hsu Gamma Investment, L.P., of which Dr. Hsiao is the general partner.

(6)	2,548,432 of these shares are being held in escrow pursuant to the Escrow Agreement. 22,935,897 of these shares are being held in a trust, of which Mr. Zaniboni is the trustee.
(7)	Comprised of: Dr. Antonius Schuh, Dr. Henry Ji, Dr. Ernst-Guenter Afting, Mr. Glenn L. Halpryn, Dr. Jane Hsaio, Dr. Curtis Lockshin, Mr. Stephen Zaniboni, Mr. Richard Vincent, Dr. Charles Rodi, and Ms. Martina Molsbergen. 10,193,729 of these shares are being held in escrow pursuant to the Escrow Agreement.
(8)	5,901,525 of these shares are being held in escrow pursuant to the Escrow Agreement.
(9)	Comprised of 4,108,619 shares of common stock held directly and 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Glauser is a member. Mr. Glauser disclaims beneficial ownership of the shares of common stock held by Halpryn Group VI, LLC, except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2008, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets as of December 31, 2009 for the last two completed fiscal years, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

2008 Transactions

On June 2, 2008, (i) KI Equity Partners V, LLC, a Delaware limited liability company, or KI Equity, and Mr. Kevin R. Keating, or Keating, entered into a Stock Purchase Agreement, as amended, or the KI/Keating Purchase Agreement, with Mr. Glenn L. Halpryn, as agent for certain investors in the Company, or the 2008 Investors, pursuant to which KI Equity and Keating agreed to sell to the 2008 Investors, and the 2008 Investors agreed to purchase from KI Equity and Keating, an aggregate of 6,910,000 shares (on a post-reverse split basis) of our common stock, or the KI/Keating Shares, for an aggregate purchase price of $926,273.46, or approximately $0.134 per share, and (ii) the 2008 Investors entered into a Stock Purchase Agreement, as amended, or the Garisch Purchase Agreement, with Garisch Financial, Inc., an Illinois corporation, or Garisch, pursuant to which Garish agreed to sell to the 2008 Investors, and the 2008 Investors agreed to purchase from Garisch, 550,000 shares (on a post-reverse split basis) of our common stock, or the Garisch Shares, for an aggregate purchase price of $73,726.54, or approximately $0.134 per share.

The transactions contemplated by the KI/Keating Purchase Agreement and Garisch Purchase Agreement were completed on July 7, 2008, or the 2008 Closings, and immediately following such closings the KI/Keating Shares and Garish Shares represented approximately 87% and 6.9% of the issued and outstanding shares of our common stock, respectively. To the Company’s knowledge, the source of the purchase price for the KI/Keating Shares was from the personal funds and the working capital of the 2008 Investors.

Pursuant to the terms of the KI/Keating Purchase Agreement, and effective upon the closing thereof, Keating resigned from his positions as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Keating, Jeff Andrews and Margie Blackwell, or the Existing Directors, resigned from their positions as members of our board of directors. Also, pursuant to the terms of the KI/Keating Purchase Agreement, the Existing Directors (i) amended our Bylaws in order to increase the size of our board of directors from three directors to five directors, (ii) appointed Mr. Glenn L. Halpryn, Mr. Alan Jay Weisberg, Mr. Noah M. Silver, Dr. Curtis Lockshin and Mr. Ronald Stein as the members of our board of directors, effective upon the 2008 Closings, and (iii) appointed Mr. Glenn L. Halpryn to serve as our President and Chief Executive Officer, effective upon the 2008 Closings.

2009 Transactions

On September 21, 2009, we consummated our acquisition of Sorrento Therapeutics, Inc., a Delaware corporation, or STI, pursuant to that certain Merger Agreement, dated July 14, 2009, as amended, referred to as the Merger Agreement, by and among the Company, STI and Sorrento Merger Corp., Inc., a Delaware corporation and our wholly-owned subsidiary, or Merger Sub, Stephen Zaniboni, as Stockholders’ Agent thereunder, and Glenn Halpryn, as Parent Representative thereunder. In accordance with the Merger Agreement, Merger Sub merged with and into STI, or the Merger, with STI as the surviving corporation and as our wholly-owned subsidiary. At the closing of the Merger, or the Merger Closing, all of the issued and outstanding shares of STI common stock, or the STI Shares, were converted into the right to receive an aggregate of 169,375,807 shares of our common stock.

On September 18, 2009, as a condition to the Merger Closing, we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, with the investors listed on Exhibit A thereto, or the 2009 Investors, pursuant to which we received an aggregate investment of $2.0 million in consideration for an aggregate of 44,634,374 shares of our common stock, or the 2009 Financing. The 2009 Investors included affiliates of Dr. Phillip Frost, Chairman and Chief Executive Officer of OPKO Health, Inc., or OPKO, which was a 34.8% stockholder of STI prior to the Merger, an entity in which Mr. Glenn Halpryn, a director of the Company and its former Chairman, President and Chief Executive Officer, and Mr. Steven Jerry Glauser, a greater than 5% stockholder of the Company, are members, Mr. Noah Silver, a former director and Vice President, Secretary and Treasurer of the Company, and Mr. Ronald Stein, a former director of the Company.

Upon completion of the Merger, after giving effect to the 2009 Financing, the Company’s stockholders as of immediately prior to the 2009 Financing owned approximately 4.92% of the Company, the 2009 Investors, some of whom were our stockholders as of immediately prior to the 2009 Financing, owned approximately 19.83% of the Company, not including the shares of our common stock that they owned immediately prior to the 2009 Financing, and the former holders of STI Shares (including OPKO) owned approximately 75.25% of the Company, in each case on a fully-diluted basis.

The approximate dollar value of the Merger, after giving effect to the 2009 Financing, was $10.1 million, or the Valuation. Based upon the Valuation, at the time of the Merger Closing and based on their holdings of STI Shares at such time, the approximate dollar value of Dr. Schuh’s and Dr. Ji’s STI Shares was $1.1 million and $2.3 million, respectively. Additionally, effective as of Merger Closing, the Company agreed to pay Dr. Schuh an annual salary of $250,000 to serve as our Chief Executive Officer and Dr. Ji an annual salary of $240,000 to serve as our Chief Scientific Officer.

Our former director, Dr. James Freedman, previously served as the Executive Vice President of R&D and Business Development of OPKO, which currently holds 26.2% of the our common stock. Based upon the Valuation, at the time of the Merger Closing and based on OPKO’s holdings of STI Shares at such time, the approximate dollar value of OPKO’s interest in the Merger was $2.6 million.

In December 2009, the Company purchased certain equipment from a company owned by Dr. Ji, our Chief Scientific Officer, for a total purchase price of $30,535.

2010 Transactions

In March 2010, the Company purchased certain equipment from a company owned by Dr. Ji for a total purchase price of $1,900.

Stock Option Grants

We have granted stock options to our non-employee directors. For a description of these options, see “Item 11. Executive Compensation —Non-Employee Director Compensation” above. No options had been granted to executive officers as of December 31, 2009.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnity agreements with certain directors, officers and other key employees of ours under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board has followed the following standards: (i) all related party transactions must be fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Director Independence

The Board has the responsibility for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. Our common stock is quoted on the OTCBB. Since the OTCBB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of

“independence” as defined under the rules of the NYSE Amex. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NYSE Amex rules, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Sorrento, our senior management and our independent auditors, our Board has determined that all of our directors, other than Drs. Schuh and Ji, are independent, as defined in Section 803A of the NYSE Amex LLC Company Guide.

Item 14.	Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2009 and 2008 by Mayer Hoffman McCann P.C., or Mayer Hoffman, and Pender Newkirk & Company LLP, respectively, our principal auditors for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees (1)	$45,134	$10,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$45,134	$10,000

(1)

Audit fees for the fiscal year ended December 31, 2009 consisted of fees for (a) professional services rendered for the annual audits for the years ended December 31, 2008 and 2007, (b) review of interim financial statements included in quarterly reports, and (c) services that were provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements (including the Merger transaction activities). Audit fees for the fiscal year ended December 31, 2008 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of the Company and other SEC filings.

Audit Committee’s Pre-Approval Polices and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, Mayer Hoffman. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by Mayer Hoffman is compatible with maintaining the principal accountant’s independence.

Item 15.	Exhibits

Exhibit No.	Description

31.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard G. Vincent, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2010	SORRENTO THERAPEUTICS, INC.

	By:	/s/ ANTONIUS SCHUH, PH.D.
Antonius Schuh, Ph.D.
Chairman and Chief Executive Officer