Form 10-Q
period 2010-03-31
Sorrento Therapeutics, Inc.
filed 2010-05-14
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 30, 2010 was 225,084,127.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and January 25, 2006 (Inception) through March 31, 2010	2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and January 25, 2006 (Inception) through March 31, 2010	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION		12

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Reserved and Removed	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,681,937	$3,429,906
Prepaid expenses and other	24,750	27,863

Total current assets	2,706,687	3,457,769
Property and equipment, net	108,791	73,305
Other assets	22,727	22,727

Total assets	$2,838,205	$3,553,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$129,738	$285,882
Accounts payable-related parties	1,765	30,535
Accrued payroll and related	32,284	17,982
Accrued expenses	20,877	18,671

Total current liabilities	184,664	353,070
Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 225,084,127 shares issued and outstanding at March 31, 2010 and December 31, 2009	22,508	22,508
Additional paid-in capital	4,291,038	4,238,367
Stockholder note receivable	—	(30)
Deficit accumulated during the development stage	(1,660,005)	(1,060,114)

Total stockholders’ equity	2,653,541	3,200,731

Total liabilities and stockholders’ equity	$2,838,205	$3,553,801

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2010
	2010	2009
Revenues	$—	$—	$—
Expenses:
Research and development	316,532	—	726,703
General and administrative	284,862	—	946,662

Loss from Operations	(601,394)	—	(1,673,365)
Interest income	1,503	—	13,360

Net Loss	$(599,891)	$—	$(1,660,005)

Net Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares during the period – basic and diluted	219,373,369	102,118,537

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2010
	2010	2009
Operating Activities
Net loss	$(599,891)	$—	$(1,660,005)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,164	—	6,919
Stock-based compensation and issuance of warrants	52,671	—	107,195
Changes in operating assets and liabilities:
Prepaid expenses and other	3,113	—	(27,327)
Accounts payable	(156,144)	—	105,114
Accounts payable-related parties	(28,770)	—	(28,770)
Accrued expenses and other liabilities	16,508	—	53,161

Net cash used for operating activities	(708,349)	—	(1,443,713)

Investing Activities
Purchases of property and equipment	(39,650)	—	(85,175)
Cash acquired in connection with Merger	—	—	104,860

Net cash (used for) provided by investing activities	(39,650)	—	19,685

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	30		4,105,965

Net cash provided by financing activities	30	—	4,105,965

Net Change in Cash	(747,969)	—	2,681,937
Cash at Beginning of Period	3,429,906	—	—

Cash at End of Period	$2,681,937	$—	$2,681,937

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income taxes	$800	$—	$2,400

Non Cash financing Activities:

In March 2009, Sorrento Therapeutics, Inc., or the Company, issued 764,530 shares of common stock for a $30 note receivable, which was collected in March 2010. In March 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, for $1,765.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on applying and commercializing its proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to construct a human antibody library and, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, to identify drug development candidates derived from this library. See Note 7 regarding the Company’s recent completion of an extensive library of full-length, fully human monoclonal antibodies.

As of March 31, 2010, the Company has devoted substantially all of its efforts to raising capital, product development and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with GAAP. The balance sheet at December 31, 2009 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of results of operations, financial position and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009. Operating results for interim periods are not necessarily indicative of operating results for the Company’s 2010 fiscal year.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of March 31, 2010, had an accumulated deficit of $1,660,005. The Company has working capital of $2,522,023 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months. The Company has not generated any revenue since inception.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, prepaid expenses, other current assets, accounts payable and accrued expenses, are generally considered to be representative of their respective fair values at March 31, 2010 due to the short-term nature of these financial instruments.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 718, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company accounts for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the remaining period the related services are rendered. Restricted stock issued to non-employees is accounted for at their estimated fair value as they vest.

Loss per Common Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, including the effect of common share equivalents. Potentially dilutive common share equivalents include stock options and warrants. No dilutive effect was calculated for the three months ended March 31, 2010 as the Company reported a net loss in the period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 7,178,101 and zero at March 31, 2010 and 2009, respectively.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the quarter ended March 31, 2010.

Note 3. License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $5,001 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: Risk-free interest rate of 3.73%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the three months ended March 31, 2010 and for the period from inception (January 25, 2006) through March 31, 2010.

Note 4. Stock-based Compensation Expense

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 10,000,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The EIP provided for the grant of incentive stock options, non-incentive stock options, restricted stock awards and stock bonus awards to eligible recipients. In March 2009, the Company issued 7,403,861 restricted common stock awards to certain consultants for aggregate gross proceeds of $291. The restricted shares vest monthly over four years and the Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination of the applicable consultants. Any unvested shares immediately vest in the event of a merger, sale, or other transaction resulting in a change in control of the Company.

At March 31, 2010, 5,553,101 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan (discussed below), the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The exercise price and fair market value of the options granted was $0.0448 and $0.2781 per share, respectively. The outstanding options vest on the one year anniversary of the vesting commencement date, provided that each option recipient provides continuous service through the applicable vesting date. Once vested, such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 12,000,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants are determined by the Company’s Compensation Committee and generally vest either monthly over 12 months or vest 25% on each anniversary of the original vesting date over four years. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the three months ended March 31, 2010, the Company’s Board of Directors awarded a total 1,305,000 options to certain employees and consultants and 10,695,000 shares were available for grant under the Stock Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Dividend yield	—
Volatility	102%
Risk-free interest rate	2.48%
Expected life of options	5.6 years

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2010 was $0.055. There were no options granted during the three months ended March 31, 2009.

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

The total employee stock-based compensation recorded as operating expenses was $9,024, $0 and $20,150 for the three months ended March 31, 2010 and 2009 and for the period from inception (January 25, 2006) through March 31, 2010, respectively.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $38,646, $0 and $82,044 for the three months ended March 31, 2010 and 2009 and for the period from inception (January 25, 2006) through March 31, 2010, respectively.

As of March 31, 2010, unrecognized compensation cost related to the options was approximately $104,563, which will be recognized over one to four years.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(Unaudited)

Note 5. Related Party Transactions

In February 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, for $1,765. As of March 31, 2010, such amount is included in the accompanying condensed financial statements as accounts payable-related parties.

Note 6. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 7. Subsequent Event

In April 2010, the Company completed the construction of an extensive library of full-length, fully human monoclonal antibodies, or mAbs. See further discussion in the Overview section below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology platform for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases.

In April 2010, we completed the construction of an extensive library of full-length, fully human mAbs. Initial analysis indicates a potential diversity of more than one trillion unique mAbs. We believe this makes our library the largest full-length, fully human antibody library available for drug discovery and development partnerships.

Our proprietary mammalian display system enables the expression and isolation of full-length human antibodies. In contrast, antibody libraries displayed in phage or yeast systems typically generate antibody fragments, which require further configuration into full-length antibodies for therapeutic development. We use fluorescence-activated cell sorting (FACS) to rapidly identify high-affinity antibody candidates from our library for immediate downstream development.

We believe the extensive diversity of our library of complete antibodies increases the likelihood of identifying candidates with optimal biological activity against validated disease targets. Our patented technology for the amplification and enrichment of the immunoglobulin variable domain sequences applies ribonucleic acid (RNA) transcription to ensure high representation of the vast diversity of the immunoglobulin gene repertoire. The library was created using an input of antibody-generating source cells from approximately 600 donors and covers all major classes of immunoglobulins (i.e. IgM, IgG1 – 4, IgA, IgD and IgE).

These libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, is to focus our efforts primarily in the identification and isolation of human antibody drug candidates derived from this library. In the event we are successful in developing and isolating any product candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates.

The process of developing and commercializing our products requires significant research and development, preclinical testing and clinical trials, manufacturing arrangements as well as regulatory and marketing approvals. These activities, together with our general and administrative expenses, are expected to result in significant operating losses until the commercialization of our products or our partner collaborations generate sufficient revenues to cover our expenses. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Our ability to achieve profitability depends upon our ability to successfully complete the development of our products, obtain required regulatory approvals and successfully manufacture and market our products.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended March 31, 2010, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2009 contained in our 2009 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue. We had no revenue during the three months ended March 31, 2010 and 2009 as we have not yet developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 and 2009 were $316,532 and $0, respectively. Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expenses, laboratory supplies, consulting costs and other expenses. The increase is attributable to salaries and lab supply costs incurred in connection with research and development activities, which commenced in the second half of 2009. We did not have such activities or costs during the three months ended March 31, 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs and efforts to identify and isolate human antibody drug candidates derived from our newly constructed library.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 and 2009 were $284,862 and $0, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. We did not have such activities or costs during the three months ended March 31, 2009. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the three months ended March 31, 2010 and 2009 was $1,503 and $0, respectively. This increase is due to interest earned on the cash proceeds from the $4.3 million in total financings received in 2009.

Net Loss. Net loss for the three months ended March 31, 2010 and 2009 was $599,891 and $0, respectively. The increase in net loss is mainly attributable to commencement of operations in the second half of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $2.7 million in cash and cash equivalents, attributable primarily to the closing of two private placements of our common stock for aggregate gross proceeds of $4.3 million in 2009.

Cash Flows from Operating Activities. Net cash used for operating activities was $708,349 for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009. Net cash used in operating activities primarily reflects a net loss of $599,891, a net reduction in accounts payable, accounts payable-related parties and accrued expenses and other liabilities of $168,406, and $56,835 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $39,650 for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009. The net cash used related primarily to equipment acquired for research and development activities.

Cash Flows from Financing Activities. Cash provided by financing activities for the three months ended March 31, 2010 and 2009 was $30 and $0, respectively.

Future Liquidity Needs. From inception through March 31, 2010, we have financed our operations through private equity financing, as we have not generated any revenue from operations to date, and do not expect to generate revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2010, and our current plan of expenditure on research and development programs, we believe that we have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

See the condensed financial statements note 2 “Nature of Operations and Summary of Significant Accounting Policies – Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

We are a recently formed development-stage biopharmaceutical company that has only recently begun operations and commenced research and development activity. There is no assurance that our recently completed library of full-length, fully human mAbs will be suitable for research, diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations.

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

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since we are traded on the Over-the-Counter Bulletin Board, or the OTCBB, and not on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline.

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

The U.S. Food and Drug Administration, or the FDA, regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. We are in the early stages of developing our antibody libraries and any potential product candidates that we develop will require extensive pre-clinical and clinical testing before they will be approved by the FDA or another regulatory authority in a jurisdiction outside the U.S. We have not yet developed any product candidate; if we were to do so there are a number of requirements that we would be required to satisfy in order to begin conducting pre-clinical trials and there can be no assurance that we will develop product candidates or complete the steps necessary to allow us to commence these trials. Even if we were to conduct pre-clinical trials, we cannot predict with any certainty the results of such testing or whether such trials would yield sufficient data to permit us, or those with whom we collaborate, to proceed with clinical development and ultimately submit an application for regulatory approval of our product candidates in the U.S. or abroad, or whether such applications would be approved by the appropriate regulatory agency.

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

The biopharmaceutical space is characterized by intense competition and rapid technological advances. Even if we are able to develop our proprietary platform technology and additional antibody libraries, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already FDA-approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We have one issued U.S. patent; examination of the European equivalent currently is in progress, and a continuation application has been filed in the U.S. and is now pending. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved or any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Other patents in this industry claim “amplification” to produce antibody libraries.

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

According to the definition adopted by the SEC, our common stock is a “penny stock” because, among other things, its price is below $5.00 per share, it is not listed on a national securities exchange and we do not meet certain net tangible asset or average revenue requirements. Broker-dealers that sell penny stock must provide purchasers of such stock with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stock and the nature and level of risks involved in investing in penny stock. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

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

As of March 31, 2010, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 83% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

SORRENTO THERAPEUTICS, INC.

Date: May 14, 2010	By:	/S/ ANTONIUS SCHUH, PH.D.
Antonius Schuh, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/S/ RICHARD GLENN VINCENT
Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*	Merger Agreement, dated July 14, 2009, by and among the Company, Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 and incorporated by reference herein.

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among the Company, Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2009 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated by reference herein.

10.1+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company.

31.1	Certification of Antonius Schuh, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Antonius Schuh, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.