Form 10-Q
period 2010-06-30
Sorrento Therapeutics, Inc.
filed 2010-08-12
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 31, 2010 was 225,084,127.

SORRENTO THERAPEUTICS, INC.

INDEX

	PART I. FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, and January 25, 2006 (Inception) through June 30, 2010	2

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and January 25, 2006 (Inception) through June 30, 2010	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	PART II. OTHER INFORMATION	13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Removed and Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,178,134	$3,429,906
Grant receivable	56,465	—
Prepaid expenses and other	5,513	27,863

Total current assets	2,240,112	3,457,769
Property and equipment, net	108,859	73,305
Other assets	22,727	22,727

Total assets	$2,371,698	$3,553,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$137,434	$285,882
Accounts payable-related parties	6,870	30,535
Accrued payroll and related	43,151	17,982
Accrued expenses	43,623	18,671

Total current liabilities	231,078	353,070
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 225,084,127 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	22,508	22,508
Additional paid-in capital	4,353,702	4,238,367
Stockholder note receivable	—	(30)
Deficit accumulated during the development stage	(2,235,590)	(1,060,114)

Total stockholders’ equity	2,140,620	3,200,731

Total liabilities and stockholders’ equity	$2,371,698	$3,553,801

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 25, 2006 (inception) through June 30, 2010
	2010	2009	2010	2009
Grant revenues	$56,465	$—	$56,465	$—	$56,465
Expenses:
Research and development	313,399	—	629,931	—	1,040,102
General and administrative	319,558	25,569	604,420	25,569	1,266,220

Total expenses	632,957	25,569	1,234,351	25,569	2,306,322

Loss from operations	(576,492)	(25,569)	(1,177,886)	(25,569)	(2,249,857)
Interest income	907	1,175	2,410	1,175	14,267

Net loss	$(575,585)	$(24,394)	$(1,175,476)	$(24,394)	$(2,235,590)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares during the period – basic and diluted	219,836,096	116,232,145	219,761,093	109,060,951

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Six Months Ended June 30,		Period from January 25, 2006 (inception) through June 30, 2010
	2010	2009
Operating activities
Net loss	$(1,175,476)	$(24,394)	(2,235,590)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,480	—	13,235
Stock-based compensation and issuance of warrants	115,335	—	169,859
Changes in operating assets and liabilities:
Grant receivable	(56,465)	—	(56,465)
Prepaid expenses and other	22,350	(60,000)	(8,090)
Accounts payable	(148,448)	106,932	112,810
Accounts payable-related parties	(23,665)	—	6,870
Accrued expenses and other liabilities	50,121	800	86,774

Net cash provided by (used for) operating activities	(1,205,768)	23,338	(1,910,597)

Investing activities
Purchases of property and equipment	(46,034)	—	(122,094)
Cash acquired in connection with Merger	—	—	104,860

Net cash provided by (used for) investing activities	(46,034)	—	(17,234)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	30	2,274,301	4,105,965

Net cash provided by financing activities	30	2,274,301	4,105,965

Net change in cash and cash equivalents	(1,251,772)	2,297,639	2,178,134
Cash and cash equivalents at beginning of period	3,429,906	—	—

Cash and cash equivalents at end of period	$2,178,134	$2,297,639	$2,178,134

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,600	$—	$3,200

Non-cash financing activities:

In March 2009, Sorrento Therapeutics, Inc., or the Company, issued 764,530 shares of common stock for a $30 note receivable, which was collected in March 2010. In March, April and June 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company for an aggregate of $9,236, of which $6,870 is included in accounts payable-related parties as of June 30, 2010.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Note 1. Reverse Merger Transaction and Accounting

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

Note 2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on applying and commercializing its proprietary technology platform, an extensive library of full-length, fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from this library.

As of June 30, 2010, the Company has devoted substantially all of its efforts to raising capital, product development and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Going Concern

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of June 30, 2010, had an accumulated deficit of $2,235,590. Management expects to incur additional losses as it continues to develop its proprietary technology platform. As of June 30, 2010, the Company had working capital of $2,009,034 and management believes that without additional funding the Company will not have sufficient funds to meet its obligations beyond May 2011. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern.

Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, the Company will need to raise significant additional funds in order to fund ongoing operations and execute the Company’s business plan, and management is seeking to raise additional funds through one or more sources, which may include public or private equity or debt financing, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful funding arrangement will be sufficient to cover cash requirements during these initial stages of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, grant receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, are generally considered to be representative of their respective fair values at June 30, 2010 due to the short-term nature of these financial instruments.

Grant Receivable

Grant receivable at June 30, 2010 represents amounts due under a federal contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH. The Company considers the grant receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

Revenue Recognition

The Company’s revenues are generated from an NIH grant. The revenue from such grant is based upon subcontractor costs and internal costs incurred that are specifically covered by the grants, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

Loss per Common Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, including the effect of common share equivalents. Potentially dilutive common share equivalents include stock options and warrants. No dilutive effect was calculated for the three or six months ended June 30, 2010 and 2009 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 6,865,411 and zero at June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the periods ended June 30, 2010.

Note 3. Significant Agreements and Contracts

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

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

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

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: Risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the periods ended June 30, 2010.

NIH Grant

In May 2010, the NIAID, a division of the NIH, awarded the Company an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including methicililin-resistant Staph. The project period for the phase I grant, which is renewable annually, covers a two-year period which commenced in June 2010, with an expected annual award of $300,000 per year. The Company records revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported in the statements of operations. During the three and six months ended June 30, 2010, the Company recorded $56,465 of revenue associated with the NIH Grant.

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

At June 30, 2010, 5,090,411 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

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

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

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

During the six months ended June 30, 2010, the Company’s Board of Directors awarded a total 1,455,000 options to certain employees and consultants and 10,425,000 shares were available for grant under the Stock Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Dividend yield	—
Volatility	102%
Risk-free interest rate	2.48% -2.85%
Expected life of options	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the three and six months ended June 30, 2010 was $0.055 and $0.051, respectively. There were no options granted during the six months ended June 30, 2009.

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

The total employee stock-based compensation recorded as operating expenses was $21,698, $0 and $32,824 for the six months ended June 30, 2010 and 2009 and for the period from inception (January 25, 2006) through June 30, 2010, respectively.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $75,648, $0 and $119,046 for the six months ended June 30, 2010 and 2009 and for the period from inception (January 25, 2006) through June 30, 2010, respectively.

As of June 30, 2010, unrecognized compensation cost related to the options was approximately $77,306, which will be recognized over a weighted-average period of 2.7 years.

Note 5. Related Party Transactions

In March, April and June 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, for an aggregate of $9,236. As of June 30, 2010, $6,870 is included in the accompanying condensed financial statements as accounts payable-related parties.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(Unaudited)

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

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology platform, an extensive library of full-length, fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases.

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

We believe the extensive diversity of our library of complete antibodies increases the likelihood of identifying candidates with optimal biological activity against validated disease targets. Our patented technology for the amplification and enrichment of the immunoglobulin variable domain sequences applies ribonucleic acid (RNA) transcription to ensure high representation of the vast diversity of the immunoglobulin gene repertoire. The library was created using an input of antibody-generating source cells from approximately 600 donors and covers all major classes of immunoglobulins (i.e. IgM, IgG1 - 4, IgA, IgD and IgE).

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the three and six months ended June 30, 2010, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2009 contained our 2009 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Grant Revenue. During the three months ended June 30, 2010, we recorded grant revenue of $56,465, as compared to $0 grant revenue during the comparable period of 2009. In May 2010, we were awarded the NIH grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections. The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with an expected award of $300,000 per year. We had no other revenue during the three months ended June 30, 2010 and 2009 as we have not yet developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 and 2009 were $313,399 and $0, respectively. Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase is attributable to salaries and lab supply costs incurred in connection with research and development activities, which commenced in the second half of 2009. We did not have such activities or costs during the three months ended June 30, 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs and efforts to identify and isolate human antibody drug candidates derived from our library.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 and 2009 were $319,558 and $25,569, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. The costs incurred during the three months ended June 30, 2009 are primarily related to legal fees incurred in connection with fundraising efforts and general legal matters. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Net Loss. Net loss for the three months ended June 30, 2010 and 2009 was $575,585 and $24,394, respectively. The increase in net loss is mainly attributable to commencement of operations in the second half of 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Grant Revenue. During the six months ended June 30, 2010, we recorded grant revenue of $56,465, as compared to $0 grant revenue during the comparable period of 2009. In May 2010, we were awarded the NIH grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections. The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with an expected award of $300,000 per year. We had no other revenue during the six months ended June 30, 2010 and 2009 as we have not yet developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2010 and 2009 were $629,931 and $0, respectively. Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase is attributable to salaries and lab supply costs incurred in connection with research and development activities, which commenced in the second half of 2009. We did not have such activities or costs during the six months ended June 30, 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs and efforts to identify and isolate human antibody drug candidates derived from our library.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 and 2009 were $604,420 and $25,569, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. The costs incurred during the six months ended June 30, 2009 are primarily related to legal fees incurred in connection with fundraising efforts and general legal matters. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Net Loss. Net loss for the six months ended June 30, 2010 and 2009 was $1,175,476 and $24,394, respectively. The increase in net loss is mainly attributable to commencement of operations in the second half of 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had approximately $2.2 million in cash and cash equivalents, attributable primarily to the closing of two private placements of our common stock for aggregate gross proceeds of $4.3 million in 2009.

Cash Flows from Operating Activities. Net cash used for operating activities was $1,205,768 for the six months ended June 30, 2010 as compared to $23,338 of net cash provided by operations for the six months ended June 30, 2009. Net cash used in operating activities primarily reflects a net loss of $1,175,476, a net decrease in other working capital balances of $156,107, and $125,815 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $46,034 for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009. The net cash used related primarily to equipment acquired for research and development activities.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $30 and $2,274,301, respectively. Cash provided by financing activities for the six months ended June 30, 2009 related to the closing of a private placement in June 2009.

Future Liquidity Needs. From inception through June 30, 2010, we have financed our operations through private equity financing, as we have not generated significant revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. We are seeking to raise funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements, or through government grants. We can give no assurances that we will be able to secure such financing to support our operations, or, if such financing is available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at June 30, 2010, and our current plan of expenditure on research and development programs, we believe that we have capital to fund our operations through May 2011. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through June 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that include a substantive change from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 25, 2010.

Risks Related to Our Business

*We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we or our partners may never develop or market any products or generate revenues. We are currently unprofitable and cannot assure you that we will ever become or remain profitable.

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

*We will require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten our business.

We believe that our current cash balances and cash equivalents will meet our operating and capital requirements, as currently being conducted, into May 2011, and will provide us the financial resources to continue to develop our antibody libraries during this period. However, because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure you that this will be the case. Our future capital requirements will depend on many factors, including:

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

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries, we anticipate that we will need to obtain additional financing in the near future and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories.

Certain investors, including institutional investors, may be unwilling to invest in our securities since we are traded on the Over-the-Counter Bulletin Board, or the OTCBB, and not on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or wind down our operations altogether.

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

*If we cannot compete successfully against other biopharmaceutical companies, we may not be successful in developing and commercializing our technology and our business will suffer.

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

As of June 30, 2010, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 83% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

*Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our common stock.

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

*Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

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

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

SORRENTO THERAPEUTICS, INC.

Date: August 12, 2010	By:	/S/ ANTONIUS SCHUH, PH.D.
Antonius Schuh, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/S/ RICHARD GLENN VINCENT
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