Form 10-Q
period 2010-09-30
Sorrento Therapeutics, Inc.
filed 2010-11-08
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 31, 2010 was 225,084,127.

SORRENTO THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,965,691	$3,429,906
Grant receivable	35,003	—
Prepaid expenses and other	43,319	27,863

Total current assets	2,044,013	3,457,769
Property and equipment, net	102,393	73,305
Other assets	22,727	22,727

Total assets	$2,169,133	$3,553,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,925	$285,882
Accounts payable-related parties	—	30,535
Accrued payroll and related	45,763	17,982
Deferred revenue	200,000	—
Accrued expenses	36,814	18,671

Total current liabilities	423,502	353,070
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 225,084,127 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	22,508	22,508
Additional paid-in capital	4,403,547	4,238,367
Stockholder note receivable	—	(30)
Deficit accumulated during the development stage	(2,680,424)	(1,060,114)

Total stockholders’ equity	1,745,631	3,200,731

Total liabilities and stockholders’ equity	$2,169,133	$3,553,801

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 25, 2006 (inception) through September 30, 2010
	2010	2009	2010	2009
Revenues:
Grant	$97,856	$—	$154,321	$—	$154,321
Reimbursable research and development costs	16,475	—	16,475	—	16,475

Total revenues	114,331	—	170,796	—	170,796
Expenses:
Research and development	345,976	98,174	975,907	98,869	1,386,078
General and administrative	213,896	140,493	818,316	165,369	1,480,116

Total expenses	559,872	238,667	1,794,223	264,238	2,866,194

Loss from operations	(445,541)	(238,667)	(1,623,427)	(264,238)	(2,695,398)
Interest income	707	6,738	3,117	7,913	14,974

Net loss	$(444,834)	$(231,929)	$(1,620,310)	$(256,325)	$(2,680,424)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares during the period – basic and diluted	220,300,500	169,646,615	219,842,311	129,218,788

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(A DEVELOPMENT STAGE COMPANY)

(Unaudited)

	Nine Months Ended September 30,		Period from January 25, 2006 (inception) through September 30, 2010
	2010	2009
Operating activities
Net loss	$(1,620,310)	$(256,325)	$(2,680,424)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	16,946	—	19,701
Stock-based compensation and issuance of warrants	165,180	4,636	219,704
Changes in operating assets and liabilities:
Grant receivable	(35,003)	—	(35,003)
Prepaid expenses and other	(15,456)	(66,410)	(45,896)
Accounts payable	(144,957)	128,706	116,301
Accounts payable-related parties	(30,535)	(40,683)	—
Deferred revenue	200,000	—	200,000
Accrued expenses and other liabilities	45,924	10,163	82,577

Net cash provided by (used for) operating activities	(1,418,211)	(219,913)	(2,123,040)

Investing activities
Purchases of property and equipment	(46,034)	(34,074)	(122,094)
Cash acquired in connection with Merger	—	104,860	104,860

Net cash provided by (used for) investing activities	(46,034)	70,786	(17,234)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	30	4,103,905	4,105,965

Net cash provided by financing activities	30	4,103,905	4,105,965

Net change in cash and cash equivalents	(1,464,215)	3,954,778	1,965,691
Cash and cash equivalents at beginning of period	3,429,906	—	—

Cash and cash equivalents at end of period	$1,965,691	$3,954,778	$1,965,691

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,600	$—	$3,200

Non-cash financing activities:

In March 2009, Sorrento Therapeutics, Inc., or the Company, issued 764,530 shares of common stock for a $30 note receivable, which was collected in March 2010. In March, April and June 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company for an aggregate of $9,236, which was paid in full as of September 30, 2010.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Note 2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on applying and commercializing its proprietary technology platform, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from the libraries.

As of September 30, 2010, the Company has devoted substantially all of its efforts to raising capital, product development and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Going Concern

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of September 30, 2010, had an accumulated deficit of $2,680,424. Management expects to incur additional losses as it continues to develop its proprietary technology platform. As of September 30, 2010, the Company had working capital of $1,620,511 and management believes that without additional funding the Company will not have sufficient funds to meet its obligations beyond July 2011. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, grant receivable, prepaid expenses, other current assets, accounts payable and accrued expenses, are generally considered to be representative of their respective fair values at September 30, 2010 due to the short-term nature of these financial instruments.

Grant Receivable

Grant receivable at September 30, 2010 represents amounts due under a federal contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH. The Company considers the grant receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Revenue Recognition

The Company’s revenues are generated from an NIH grant and a collaboration agreement. The revenue from the NIH grant is based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

The revenue from the collaboration agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services or from the third party’s use of the Company’s laboratory and instrumentation as provided for in the collaboration agreement. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the collaboration agreement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its condensed balance sheets.

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

Loss per Common Share

Basic loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, including the effect of common share equivalents. Potentially dilutive common share equivalents include stock options and warrants. No dilutive effect was calculated for the three or nine months ended September 30, 2010 and 2009 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 6,402,721 and 6,678,481 at September 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the periods ended September 30, 2010.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

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

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: Risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the nine months ended September 30, 2010.

NIH Grant

In May 2010, the NIAID, a division of the NIH, awarded the Company an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including methicililin-resistant Staph. The project period for the phase I grant, which is renewable annually, covers a two-year period which commenced in June 2010, with an expected annual award of $300,000 per year. The Company records revenue associated with the grant as the related costs and expenses are incurred and such revenue is reported in the condensed statements of operations. During the three and nine months ended September 30, 2010, the Company recorded $97,856 and $154,321, respectively, of revenue associated with the NIH Grant.

Collaboration Agreement

In July 2010, the Company entered into a feasibility study agreement, or the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, the Company will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of the Company’s laboratory and instrumentation as provided for in the Collaboration Agreement, or the Development Costs. The upfront fee and reimbursable Development Costs will be accounted for as separate units of accounting. The Company records the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s condensed statements of operations. For the quarter ended September 30, 2010, the Company recognized revenue of $16,475 as reimbursable research and development costs in the condensed statements of operations.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the condensed balance sheets. As of September 30, 2010, the Company had received and recorded $200,000 in deferred revenue. The deferred revenue is recognized over the period ending on the anticipated delivery of each target deliverable associated with the certain development services, which management believes represents the conclusion of all significant obligations on the part of the company. For the Company’s current agreement, this period was determined to be six months.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

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

At September 30, 2010, 4,627,721 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan (discussed below), the Company’s Board of Directors approved the reservation and issuance to the Company’s non-employee directors of 200,000 nonstatutory stock options. The exercise price and fair market value of the options granted was $0.0448 and $0.2781 per share, respectively. The outstanding options vested on the one year anniversary of the grant date, become exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 12,000,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants are determined by the Company’s Compensation Committee and generally vest either monthly over 12 months or vest 25% on each anniversary of the original vesting date over four years. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock, issued in connection with an early exercise, may be repurchased by the Company upon termination of the optionee’s service with the Company.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

During the nine months ended September 30, 2010, the Company’s Board of Directors awarded a total 1,455,000 options to certain employees and consultants under the Stock Plan. As of September 30, 2010, 10,545,000 shares were reserved for future awards under the Stock Plan.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

Dividend yield	—
Volatility	102%
Risk-free interest rate	2.48% - 2.85%
Expected life of options	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2010 was $0.051. There were no options granted under the 2009 Stock Incentive Plan during the three months ended September 30, 2010 or the nine months ended September 30, 2009.

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

The total employee stock-based compensation recorded as operating expenses was $34,499, $4,636 and $45,625 for the nine months ended September 30, 2010 and 2009 and for the period from inception (January 25, 2006) through September 30, 2010, respectively.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $130,681, $0 and $174,079 for the nine months ended September 30, 2010 and 2009 and for the period from inception (January 25, 2006) through September 30, 2010, respectively.

As of September 30, 2010, unrecognized compensation cost related to the options was approximately $59,832, which will be recognized over a weighted-average period of 2.9 years.

Note 5. Related Party Transactions

In March, April and June 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, for an aggregate of $9,236, which was paid in full as of September 30, 2010.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(Unaudited)

Note 6. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 7. Subsequent Event

On October 29, 2010, we were notified by the Internal Revenue Service that we have been certified to receive two cash grants in the aggregate amount of approximately $394,000 related to previously filed applications for qualifying therapeutic discovery projects under Section 48D of the Code. Of this amount, approximately $195,000 will be received in 2010 with the remainder to be received in the first quarter of 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology platform, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases.

In April 2010, we completed the construction of extensive libraries of fully human monoclonal antibodies, or mAbs. Initial sequence analysis indicates that our libraries are based on extremely high diversity. We believe this makes our libraries among the most diverse fully human antibody libraries commercially available for drug discovery and development partnerships.

Our proprietary mammalian display system enables the expression and isolation of full-length human antibodies. We can use fluorescence-activated cell sorting (FACS) and/or magnetic-activated cell sorting (MACS) to rapidly identify antibody candidates from our libraries for downstream development.

We believe the extensive diversity of our libraries of human antibodies increases the likelihood of identifying candidates with optimal affinity and/or biological activity against validated disease targets. Our patented technology for the amplification and enrichment of the immunoglobulin variable domain sequences includes ribonucleic acid (RNA) transcription to ensure high representation of the vast diversity of the human immunoglobulin gene repertoire. The libraries were created using an input of antibody-expressing source cells from approximately 600 donors and cover all major classes of immunoglobulins (i.e. IgM, IgG1 - 4, IgA, IgD and IgE).

The libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, is to focus our efforts primarily in the identification and isolation of human antibody drug candidates derived from our proprietary human antibody libraries. In the event we are successful in isolating and developing any therapeutic product candidates, we intend to actively seek corporate partners with experience and expertise in the antibody drug development field in order to engage in clinical development programs of these candidates.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to revenue recognition, allowance for doubtful accounts, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the three and nine months ended September 30, 2010, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2009 contained in our 2009 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues. During the three months ended September 30, 2010, we recorded grant and reimbursable research and development costs revenue of $97,856 and $16,475, respectively, as compared to grant and reimbursable research and development costs revenue of $0 during the comparable period of 2009. In May 2010, we were awarded the NIH Grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections. The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with an expected award of $300,000 per year. The reimbursable research and development costs revenue were generated under our Collaboration Agreement. We had no other revenue during the three months ended September 30, 2010 and 2009 as we have not yet met certain deliverables under the Collaboration Agreement, developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2010 and 2009 were $345,976 and $98,174, respectively. Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase is attributable to salaries and lab supply costs incurred in connection with research and development activities, which commenced in the second half of 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs and efforts to identify and isolate human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 and 2009 were $213,896 and $140,493, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Net Loss. Net loss for the three months ended September 30, 2010 and 2009 was $444,834 and $231,929, respectively. The increase in net loss is mainly attributable to commencement of operations in the second half of 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues. During the nine months ended September 30, 2010, we recorded grant and reimbursable research and development costs revenue of $154,321 and $16,475, respectively, as compared to grant and reimbursable research and development costs revenue of $0 during the comparable period of 2009. In May 2010, we were awarded the NIH Grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections. The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with an expected award of $300,000 per year. The reimbursable research and development costs revenue were generated under our Collaboration Agreement. We had no other revenue during the nine months ended September 30, 2010 and 2009 as we have not yet met certain deliverables under the Collaboration Agreement, developed any product candidates for commercialization or received any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2010 and 2009 were $975,907 and $98,869, respectively. Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase is attributable to salaries and lab supply costs incurred in connection with research and development activities, which commenced in the second half of 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with continuing expansion of our development programs and efforts to identify and isolate human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $818,316 and $165,369, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Net Loss. Net loss for the nine months ended September 30, 2010 and 2009 was $1,620,310 and $256,325, respectively. The increase in net loss is mainly attributable to commencement of operations in the second half of 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had approximately $2.0 million in cash and cash equivalents, attributable primarily to the closing of two private placements of our common stock for aggregate gross proceeds of $4.3 million in 2009.

Cash Flows from Operating Activities. Net cash used for operating activities was $1,418,211 for the nine months ended September 30, 2010 and is primarily attributable to our net loss of $1,620,310, partially offset by a net decrease of $19,973 in other working capital balances, and $182,126 in non-cash activities relating primarily to stock-based compensation expense. Net cash used for operating activities was $219,913 for the nine months ended September 30, 2009 and is primarily attributable to our net loss of $256,325, partially offset by a net decrease of $31,776 in other working capital balances.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $46,034 for the nine months ended September 30, 2010 and is primarily attributable to equipment acquired for research and development activities. Net cash provided by investing activities during the nine months ended September 30, 2009 was $70,786 and is primarily attributable to net cash of $104,860 acquired in connection with the Merger, partially offset by cash used to purchase property and equipment, including furniture and lab equipment, for our corporate facility.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $30 and $4,103,905, respectively. Cash provided by financing activities for the nine months ended September 30, 2009 related to the closing of two private placements in June and September 2009.

Future Liquidity Needs. From inception through September 30, 2010, we have financed our operations through private equity financing, as we have not generated significant revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. We are seeking to raise funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements, or through government grants. We can give no assurances that we will be able to secure such financing to support our operations, or, if such financing is available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2010, and our current plan of expenditure on research and development programs, we believe that we have capital to fund our operations through May 2011. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through September 30, 2010, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a recently formed development-stage biopharmaceutical company that has only recently begun operations and commenced research and development activity. There is no assurance that our recently completed libraries of fully human mAbs will be suitable for research, diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations.

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

Our strategy for the development and commercialization of our proprietary product candidates may include the formation of collaborative arrangements with third parties. Current and potential third parties include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:

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

We are highly dependent on the key members of our management and scientific staff, especially our Chief Executive Officer and President, Antonius Schuh, Ph.D., and our Chief Scientific Officer, Henry Ji, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and potential product candidates. If any products we develop, or any methods, processes or other technologies of ours infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, any may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•	redesign our products, if any, or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

As of September 30, 2010, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 83% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on public companies to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and, accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

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

These new or changed laws, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If the actions we take in our efforts to comply with new or changed laws, regulations and standards differ from the actions intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

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

SORRENTO THERAPEUTICS, INC.

Date: November 8, 2010	By:	/S/ ANTONIUS SCHUH, PH.D.
Antonius Schuh, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/S/ RICHARD GLENN VINCENT
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