Form 10-K
period 2010-12-31
Sorrento Therapeutics, Inc.
filed 2011-03-18
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2010 (the last trading day of the registrant’s second fiscal quarter of 2010), as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $67,987,724.

At February 28, 2011, the registrant had 249,697,135 shares of common stock outstanding.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

Item 1.	Business.

Overview

We are a development stage biopharmaceutical company focused on applying and commercializing our proprietary technology, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. These libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective is to, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, identify drug development candidates derived from our antibody libraries. In the event we are successful in identifying drug development candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates. Our objective is to generate revenue through service, technology access and license fees by offering access to our antibody libraries and development candidates derived from these libraries.

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

Human Antibodies

The probability of inducing a HAMA response can be reduced through the generation of antibody therapeutic products with fully human protein sequences. Researchers have developed several antibody technologies to produce antibodies with 100% or fully human protein sequences. One approach to generating human antibodies, known as “antibody display” technology, involves cloning and expressing human antibody genes in novel contexts, such as bacteriophages, which are viruses that infect bacteria, yeast or ribosome/mRNA complexes, in order to display libraries of antibody fragments for subsequent in vitro selection against antigens. Ribosomes are intracellular organelles that synthesize proteins. The information for the sequence of amino acids used to synthesize a given protein comes from the mRNA sequence, which is “read” by the ribosome. A ribosome/mRNA complex is mRNA attached to a ribosome for translation into a protein. Our proprietary technology, or the STI Technology, and the Winter II Technology discussed below are both antibody display technologies.

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

Technology Overview—Proprietary Human Antibody Library Technology

STI Technology

We believe the STI Technology is a significant improvement over traditional technologies used to construct large human antibody libraries. STI applies ribonucleic acid, or RNA, transcription, for the amplification of the immunoglobulin variable domain sequences. The net result is the ability to produce fully human antibody libraries of far greater diversity (that is, the number of different antibody species) and single class libraries, such as Immunoglobulin G (IgG) for therapeutic antibodies or Immunoglobulin A (IgA) for anti-infective secretory antibodies. It is this dual advantage of high diversity and single class libraries that provides STI with what we believe is the premier antibody library asset in the industry.

Traditional antibody library construction technologies apply gene specific amplification methods, such as polymerase chain reaction, or PCR. While PCR was introduced in the mid 1980s, RNA transcription-based amplification has gained popularity since the mid-1990s, primarily for the amplification of complex genetic sequence mixtures prior to micro-array analysis. RNA transcription appears ideally suited for use in the construction of fully human antibody libraries because RNA transcription-based amplification is designed for amplifying a complex population of gene sequences, including the numerous gene sequences coding for the variable domains of human antibodies, in parallel.

The STI Technology is a process that incorporates RNA transcription-based amplification to construct fully human antibody libraries offering what we believe is industry leading diversity. These libraries have facilitated the rapid identification and isolation of highly specific, antibody binders that are fully human and that bind to disease targets appropriate for antibody therapy. The STI Technology was invented by Henry Ji, Ph.D., STI’s co-founder and our Chief Scientific Officer. A U.S. patent covering the STI Technology was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending.

A traditional technology for the construction of human antibody libraries is the so-called “Winter II Technology”, developed by the Medical Research Council, at Cambridge, UK, The Scripps Research Institute in La Jolla, CA, and Stratagene, Inc. in La Jolla, CA. The Winter II Technology process applies certain established gene sequence amplification technologies, such as PCR, to construct human antibody libraries. Gene sequence amplification is a process that produces a large number of copies of a given nucleic acid sequence or a group of nucleic acid sequences, which are the sequences in molecules that carry genetic information or form structures within cells—most commonly DNA and RNA. PCR is sequence-dependent, which means it amplifies only one or more specific nucleic acid sequences, depending on which primer is used. A primer is a specific synthetic starter sequence used in the amplification process. Once a large number of copies of specific nucleic acid sequences are produced by amplification, the copied nucleic acid sequences are transferred into a display system, which can translate the nucleic acid sequence information into proteins. This translation is referred to as protein expression. The expressed proteins can be used for subsequent in vitro selection against antigens, or antibody targets. The Winter II Technology process is covered by U.S. patents that begin to expire in 2018.

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

Our Strategy

Our objective is to, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, identify drug development candidates derived from our antibody libraries. In the event we are successful in identifying drug development candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates. Our objective is to generate revenue through service, technology access and license fees by offering access to our antibody libraries and development candidates derived from these libraries. Key elements of our strategy are:

•

Screen clinically attractive antigens. Utilizing the STI Technology, we intend to screen clinically attractive antigens in the areas of infectious diseases, cancer, cardiovascular, or autoimmune and inflammatory diseases against our antibody libraries with the goal of identifing high affinity, functional antibodies. We believe these antibodies will represent potential proprietary drug development candidates. The isolated human antibodies selected for respective antigens will be subjected to further biochemical characterization and functional testing, such as binding affinity, specificity and kinetics. The isolated human antibodies may undergo further optimization, applying for example in vitro maturation or molecular evolution to improve their affinity and specificity. We expect to gain access to antigens through contractual arrangements with leading academic researchers and companies involved in the identification and development of antigens or from publicly available sources.

•

Providing technology access to our proprietary human antibody libraries. We plan to make our platform technology available to others and generate revenues by selectively entering into contracts with pharmaceutical and biotechnology companies interested in using the STI Technology to develop antibody-based products.

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

Competitive Analysis

Winter II Technology

The Winter II Technology is a traditional antibody display technology, which is applied by CAT (now owned by AstraZeneca PLC), Domantis Ltd. (now owned by Glaxo SmithKline PLC) and Morphosys AG (engaged in a large collaboration with Novartis AG). The Winter II Technology is a process to generate human antibody libraries via amplification of the highly variable regions of the heavy and light chains of human immunoglobulin genes obtained from human blood samples, followed by cloning and expression in a display system. The Winter II Technology is deemed to be the gold standard for the construction of human antibody libraries.

Additional Competitors

Another approach to generate human antibodies involves the clonal isolation and expansion of human B-lymphocytes. This approach is generally limited to creating antibodies only to non-human antigens or antigens to which the lymphocyte donor had previously responded. Accordingly, it may not be suitable for targeting many key diseases, such as cancer and inflammatory and autoimmune disorders, for which appropriate therapy might require antibodies to human antigens.

An additional approach to develop human antibodies, called “human mouse technology”, is based on genetically engineered strains of mice in which the attempt has been made to inactivate mouse antibody gene expression and to functionally replace it with human antibody gene expression. The so-called human mouse can be immunized with an antigen of interest, and if, after some time, which is often many months, a sufficient immune response has taken place, human antibody candidates may be obtained. Based on publicly-available information, approaches to generate fully human antibodies from mice that we believe are being pursued by our competitors include:

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

Our Technology Advantages

We believe the STI Technology may offer the following advantages over competing technologies:

•

The STI Technology has been designed to provide the full spectrum of human immunoglobulin gene recombination in fully human mAb libraries. Unlike chimeric and humanization technologies, we believe the STI Technology will allow the generation of antibodies with fully human protein sequences and will not be exposed to the challenges and limitations of animal-to-human gene transfer procedures.

•

Because the STI Technology represents an in vitro human mAb library technology, it enables fast and cost-effective in vitro screening of a large number of antigens. The STI Technology is designed so that any antigen of interest can be investigated, without dependence on the successful induction of a host immune response against the antigen. As opposed to the human-mouse technology, the STI Technology does not require the establishment and maintenance of large animal husbandries, which are quite costly to establish and maintain. In addition, a given human antigen may not induce an immune response in mice. In such cases, the “human-mouse” technology appears to be less suitable for delivering human antibody development candidates. Unlike the “human-mouse” technology, we believe the STI Technology will allow the generation of antibodies with fully human protein sequences and will not be exposed to the challenges and limitations of human-to-animal immunoglobulin gene modification procedures.

•	The STI Technology delivers fully human mAb libraries. The STI libraries are stable and can be stored for long-term use at minimal maintenance cost.

•

The STI Technology applies RNA transcription-based amplification for the immunoglobulin variable domain sequences, which is linear and non-preferential, and replicates and amplifies the human immunoglobulin gene pool more faithfully than other amplification technologies, including the Winter II Technology, potentially resulting in human antibody libraries more thoroughly reflecting the human immunoglobulin gene pool.

•	The STI Technology can potentially produce multiple product candidates against one or more antigens in a pathway of interest more quickly and cost effectively.

In addition, we believe that our platform offers the following advantages over competing platforms:

•

We are an independent, development stage biotechnology company and, except for our license agreement with OPKO Health, we are not a party to agreements that restrict our right to enter into collaborative arrangements with third parties. By comparison, access to the Winter II Technology is restrictive for U.S. pharmaceutical and biopharmaceutical companies, due to tightly held intellectual property rights in the U.S. and the aforementioned industry consolidation.

•

We believe that the STI Technology can be applied by us for the construction of fully human antibody libraries without license costs pertaining to the Winter II Technology intellectual property licenses.

Intellectual Property

The STI Technology is an antibody library generation technology which we believe represents a significant improvement over the traditional Winter II Technology. The STI Technology applies RNA transcription for the amplification of human immunoglobulin variable domain sequences. The STI Technology was invented by Henry Ji, Ph.D., STI’s co-founder and our Chief Scientific Officer, and assigned to us by Dr. Ji.

A U.S. patent covering the STI Technology was issued to us by the U.S. Patent and Trademark Office in July 2008. Additional families of patent applications for the generation and display of antibody libraries are pending. Proprietary protection for our products, processes and know-how is critical to our business. We rely on patents, trade secrets and proprietary know-how to protect our intellectual property rights. We plan to diligently prosecute and defend our patents and proprietary technology.

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

Collaboration Agreement

In July 2010, we entered into a feasibility study agreement, or the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, we will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of our laboratory and instrumentation as provided for in the Collaboration Agreement. We completed the screening services in early March 2011.

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

Employees

As of December 31, 2010, we had seven employees and eight consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Address

Our principal executive offices are located at 6042 Cornerstone Ct. West, Suite B, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of our website are not part of this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we or our partners may never develop or market any products or generate product related revenues. We are currently unprofitable and cannot assure you that we will ever become or remain profitable.

We are a recently formed development-stage biopharmaceutical company that has only recently begun operations and commenced research and development activity. There is no assurance that our recently completed libraries of fully human mAbs will be suitable for research, diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any product related revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations.

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

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories.

In addition, certain investors, including institutional investors, may be unwilling to invest in our securities since we are traded on the Over-the-Counter Bulletin Board, or OTCBB, and not on a national securities exchange. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

The biopharmaceutical space is characterized by intense competition and rapid technological advances. Even if we are able to develop our proprietary platform technology and additional antibody libraries, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have technologies already FDA-approved or in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

We may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. For instance, the rules promulgated by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act, or HIPAA, create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical studies required to support regulatory applications for our proposed products. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections. We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to achieve profitability or maintain profitably in the future.

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

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the U.S. or abroad.

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

In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

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

Trading of our common stock is currently conducted on the OTCBB. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Additionally, approximately 98.5% of our issued and outstanding shares of common stock are subject to lock-up agreements, which limit sales of such shares through September 21, 2011.

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

As of December 31, 2010, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 86% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease approximately 9,000 square feet of office and laboratory space in San Diego, California. Our lease expires in September 2014, but includes an option to extend the term of the lease for one additional four-year period. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “SRNE” and began quotation on the OTCBB on an unpriced basis in December 2006.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

The following table sets forth the range of high and low bid quotations for our common stock, as reported by the OTCBB, on a quarterly basis for the fiscal years ended December 31, 2010 and 2009. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended on December 31, 2009

	High	Low
Quarter Ended March 31, 2009	$0.45	$0.10
Quarter Ended June 30, 2009	0.10	0.10
Quarter Ended September 30, 2009 *	1.95	0.10
Quarter Ended December 31, 2009	1.92	0.32

For the Fiscal Year Ended on December 31, 2010

	High	Low
Quarter Ended March 31, 2010	$2.99	$0.50
Quarter Ended June 30, 2010	3.00	0.40
Quarter Ended September 30, 2010	1.75	0.40
Quarter Ended December 31, 2010	1.75	0.30

*	The Merger was completed on September 21, 2009.

Holders of Record

As of March 9, 2011, there were 283 holders of record of our common stock and an undetermined number of beneficial owners.

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

Stock Repurchases

We did not repurchase any of our common stock in 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2010 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2010. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,960,000	$0.093	10,040,000	(2)
Equity compensation plans not approved by security holders(3)	120,000	$0.0448	—

Total	2,080,000	$0.091	10,040,000

(1)	Comprised of the Company’s 2009 Stock Incentive Plan, or the 2009 Plan.
(2)

Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. Pursuant to the terms of the 2009 Plan, the share reserve of the 2009 Plan will automatically increase on the first day of each fiscal year, from fiscal year 2011 through 2019, by the lesser of (a) 1,200,000 Shares, (b) one percent (1%) of outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share), and (c) such number of shares of common stock approved by the board of directors or applicable committee thereof. Effective January 1, 2011, 13,200,000 shares were authorized under the 2009 Plan, with 11,240,000 shares remaining available for future issuance under the plan.

(3)	Comprised solely of shares issued to non-employee directors prior to the Company’s adoption of the 2009 Plan.

Item 6.	Selected Financial Data.

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

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. These libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

Our objective is to, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, identify drug development candidates derived from our antibody libraries. In the event we are successful in identifying drug development candidates, we intend to actively seek partners with experience and expertise in the antibody drug development field in order to engage in any clinical development of these candidates. Our objective is to generate revenue through service, technology access and license fees by offering access to our antibody libraries and development candidates derived from these libraries.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2010 and 2009. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2010 and 2009

Revenues. Revenues were $682,568 for the year ended December 31, 2010, as compared to $0 for the year ended December 31, 2009. The increase is due to recorded grant revenue of $659,115 and reimbursable research and development costs revenue of $23,453. In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including methicillin-resistant Staph. The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with an expected award of $300,000 per year. Revenue related to the NIH Grant totaled $264,635 for the year ended December 31, 2010. During 2010, the U.S. Department of the Treasury awarded us two one-time grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by us in 2010 and 2009. The revenue from reimbursable research and development costs was generated under the Collaboration Agreement. We had no other revenue during the year ended December 31, 2010 as we have not yet met certain deliverables under the Collaboration Agreement, developed any product candidates for commercialization or earned any licensing or royalty payments.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2010 and 2009 were $1,392,345 and $410,171, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grant. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $982,174 is attributable to salaries, stock-based compensation expense and consulting costs incurred in connection with research and development activities, which commenced in the second half of 2009. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2010 and 2009 were $1,102,395 and $543,952, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $558,443 is primarily attributable to costs associated with scaling operations, building infrastructure to commence operations and complying with our public reporting obligations, substantially all of which commenced in the second half of 2009. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the years ended December 31, 2010 and 2009 was $3,786 and $11,857, respectively. The decrease in interest income resulted from lower interest rates during 2010 as compared to 2009. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the years ended December 31, 2010 and 2009 was $1,808,386 and $942,266, respectively. The increase in net loss is attributable to the increase in research and development expenses and general and administrative expenses as a result of having a full year of operations completed, as compared to 2009 operational expenses that only commenced in the second half of 2009.

Liquidity and Capital Resources

As of December 31, 2010 and 2009, we had $5.3 million and $3.4 million in cash and cash equivalents, respectively, primarily attributable to the closing of private placements aggregating gross proceeds of $3.6 million and $4.3 million in 2010 and 2009, respectively.

Cash Flows from Operating Activities. Net cash used for operating activities was $1,546,818 for 2010 and is primarily attributable to our net loss of $1,808,386, which was partially offset by $274,367 in non-cash activities relating primarily to stock-based compensation expense. Net cash used for operating activities was $734,964 for 2009 and primarily reflects a net loss of $942,266, partially offset by a net decrease of $150,023 in working capital balances and $57,279 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $46,035 for 2010 and is attributable to the purchase of lab equipment for research and development activities. Net cash provided by investing activities was $59,335 for 2009 and is attributable to net cash of $104,860 acquired in connection with the Merger, partially offset by $45,525 of investments in furniture and lab equipment for our corporate facility.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2010 and 2009 was $3.4 million and $4.1 million, respectively, which were derived from the sale of our common stock in private placement transactions.

Future Liquidity Needs. From inception through December 31, 2010, we have principally financed our operations through private equity financings with aggregate net proceeds of $7.5 million, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2010, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Related Party Transactions. In 2010 and 2009, we purchased certain equipment from a company owned by Dr. Henry Ji, our Chief Scientific Officer, and a director and stockholder for $9,236 and $30,535, respectively. From inception through December 31, 2008, certain of our stockholders incurred $40,683 of general and administrative expenses on our behalf. In 2009, the stockholders were reimbursed for all such expenses.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2010, we have not experienced any losses on such accounts.

Stock-Based Compensation. We account for stock-based compensation in accordance with authoritative guidance for stock-based compensation, which requires us to measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the statements of operations based on the department to which the related employee reports. To the extent that we issue future stock incentive awards to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

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

Revenue Recognition. Our revenues are generated from grant awards and a collaboration agreement. The revenue from grant awards are based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant.

The revenue from the Collaboration Agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services or from the third party’s use of the Company’s laboratory and instrumentation as provided for in the Collaboration Agreement. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

Off-Balance Sheet Arrangements

From our inception through December 31, 2010, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

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

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2011:

Name	Age	Title(s)
Dr. Antonius Schuh	47	Chairman and Chief Executive Officer
Dr. Henry Ji	46	Director, Chief Scientific Officer and Secretary
Richard G. Vincent	47	Chief Financial Officer
Dr. Ernst-Guenter Afting	68	Director
Glenn L. Halpryn	50	Director
Dr. Jane H. Hsiao	63	Director
Dr. Curtis Lockshin	50	Director
Stephen Zaniboni	53	Director

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

Dr. Ji has demonstrated significant leadership skills as President of BioVintage, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 16 years of biotechnology and biopharmaceutical experience to his position on our board of directors. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in the day-to-day operations of the Company as our Chief Scientific Officer, allows him to bring to our board of directors a broad understanding of the operational and strategic issues facing the Company.

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

Mr. Vincent brings over 20 years of experience serving in key financial roles (including as chief financial officer for various companies) in a variety of privately-held and publicly-traded companies in the pharmaceutical and biopharmaceutical industries as well as serving in the public accounting industry for over nine years. He combines general business expertise and capital-raising experience, with a deep knowledge of financial matters and financial reporting obligations of a public company. In addition, Mr. Vincent has extensive corporate governance and operational management experience with both privately-held and publicly-traded companies, giving him a deep understanding of the challenges faced by public companies and allowing him to bring a variety of viewpoints and perspectives to our Company.

Ernst-Guenter Afting, Ph.D., M.D. has served as a director since September 2009. From 1995 until his retirement in 2006, Dr. Afting served as President and Chief Executive Officer of the GSF-National Research Center for Environment and Health GmbH, a governmental research center in Munich, Germany. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris. Dr. Afting was also a member of the board of the Pharmaceutical Division of Hoechst Group from 1984 to 1993 and was Chairman and Chief Executive Officer of the Divisional Pharmaceutical Board of Hoechst from 1992-1993. Dr. Afting was a member of the advisory committee on science and technology to German Chancellor Helmut Kohl from 1996 to 1997 and from 1996 to 2005 was a member of the German National Advisory Committee on Health Research to the State Secretaries of Science, Technology and Health. Dr. Afting has been a member of the medical faculty at the University of Goettingen since 1985. Dr. Afting currently serves on the boards of Sequenom, Inc., Intercell AG, Enanta Pharmaceuticals, Inc. and Olympus Europa GmbH. He received his Ph.D. in Chemistry and M.D. from the University of Freiburg/Breisgau, Germany.

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

Glenn L. Halpryn has served as a director since July 2008. From July 2008 to August 2009, Mr. Halpryn served as our Chairman of the Board, Chief Executive Officer and President. Since August 2010, Mr. Halpryn has served as a Director of ChromaDex Corporation (OTCBB: CDXC.OB). ChromaDex Corporation and its subsidiaries supply phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. Since April 2010, Mr. Halpryn has served as a Director of CDSI Holdings, Inc., (OTCBB: CDSI.OB), a public shell company seeking new business opportunities. Since 2001, Mr. Halpryn has served as Chief Executive Officer and a director of Transworld Investment Corporation and is an active investor and management member of investor groups in various land acquisition and development projects. Since September 2008, Mr. Halpryn has served as a director of Castle Brands Inc., a developer and international marketer of premium branded spirits whose shares are traded on the NYSE Amex (formerly known as the American Stock Exchange). Since December 2008, Mr. Halpryn has served as a director of SearchMedia Holdings Limited, the second largest outdoor billboard and in-elevator advertisement company in China. Since September 2008, Mr. Halpryn has served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation specializing in the manufacture of skin creams and prescription medication for the treatment of pain management. From December 2006 through 2009, Mr. Halpryn served as a director or held various executive officer positions in the Getting Ready Corporation (a publicly held shell corporation that merged with Winston Pharmaceuticals, Inc. in September 2008), Ideation Acquisition Corporation (a publicly traded special purpose acquisition corporation that merged into SearchMedia Holdings Limited in November 2009), clickNsettle.com (a publicly held shell corporation that merged with Cardo Medical, LLC in September 2008), Longfoot Communications, Inc. (a publicly held shell corporation that merged into Kidvill Holdings, LLC in August 2008). Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation, from 2002 until September 2008. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. (NYSE Amex: PLX) in December 2006.

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

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a director since January 2010. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of OPKO Health, Inc. since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. (OTCBB: SFES) and Non-Invasive Monitoring Systems, Inc. (OTCBB: NIMU), both medical device companies, since September 2007 and October 2008, respectively. Dr. Hsiao is also a director of PROLOR Biotech, Inc. (NYSE Amex:PBTH), a development stage biopharmaceutical company, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices.

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

Curtis Lockshin, Ph.D. has served as a director since July 2008. Dr. Lockshin served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation and the parent company of Winston Laboratories, Inc., from September 2008 until May 2010. Dr. Lockshin served as a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008. Dr. Lockshin served as a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008. Since 2003, Dr. Lockshin has been an independent pharmaceutical & life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. From 1998 to 2002, Dr. Lockshin was a Scientist, Associate Director, and Director of Discovery Biology & Informatics at Sepracor Inc., where he was instrumental in establishing the New Leads program, which delivered novel chemical entities into the preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Dr. Lockshin’s current activities include a business development engagement with TelAztec LCC (Burlington, MA). Since 2004, Dr. Lockshin has served on the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin was a director of Orthodontix, Inc. from July until December 2006. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a PhD in Biological Chemistry, both from the Massachusetts Institute of Technology.

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

Stephen Zaniboni has served as a director since February 2010. Since June 2010, Mr. Zaniboni has served as Chief Financial Officer of Awarepoint Corporation, a leading provider of healthcare software. Prior to joining Awarepoint Corporation, Mr. Zaniboni served as Chief Financial Officer of XIFIN Inc., the leading provider of revenue cycle management for diagnostic service providers, from January 2009 through June 2010. Prior to joining XIFIN Inc. Mr. Zaniboni served as the Chief Financial Officer of Sorrento Therapeutics, Inc. from January 2006, and as a member of its board of directors from November 2008, through our acquisition of the company in September 2009. From May 2006 to September 2008, Mr. Zaniboni served as Chief Financial Officer of AviaraDx (now bioTheranostics, a bioMerieux company), a molecular diagnostic testing cancer profiling company that is focused on developing and commercializing molecular diagnostic technologies with proven clinical utility. From October 2005 to April 2006, Mr. Zaniboni was Chief Financial Officer of Arcturus Bioscience (acquired by Molecular Devices Corp., now MDS). He joined Arcturus from Sequenom (NASTIQ: SQNM), a publicly traded diagnostic testing and genetics analysis company, where he served as Chief Financial Officer from May 1997 to September 2005. Mr. Zaniboni has also held various financial management positions at Aspect Medical Systems, Behring Diagnostics, and Boston Scientific. He was a practicing CPA with Arthur Andersen and holds a B.S. in accounting from Boston University and an M.B.A. from Boston College.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

Security Holder Nominations

The Board will consider director candidates recommended by our stockholders of record. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether a candidate was recommended by a stockholder of record or not. Stockholders of record who wish to recommend individuals for consideration by the Board to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering a written recommendation to the Board, c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121, Attn: Corporate Secretary, no later than the close of business on the 45th day nor earlier than the 75th day prior to the anniversary date of the initial mailing of our proxy statement for our preceding year’s annual meeting of stockholders. However, if the meeting date is more than 30 days before or after the 1 year anniversary of the preceding year’s annual meeting of stockholders, written recommendations must be received by the Secretary at the principal executive offices by not later than the close of business on the later of (i) the 90th day before such annual meeting or (ii) the 10th day following the day on which public announcement (as defined in the Company’s bylaws) of the date of such meeting is first made. Each written recommendation must set forth, among other information:

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

As described more fully in its charter, the purpose of the Audit Committee is to assist our Board with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for us and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board for 2010.

The Audit Committee has:

•	reviewed and discussed our audited financial statements with management and Mayer Hoffman McCann P.C., the independent registered public accounting firm;

•	discussed with Mayer Hoffman McCann P.C. the matters required to be discussed by AU Section 380, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Mayer Hoffman McCann P.C. the written disclosures and the letter regarding their communications with the Audit Committee concerning independence as required by the Public Company Accounting Oversight Board and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Mayer Hoffman McCann P.C.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission. The Audit Committee also has engaged Mayer Hoffman McCann P.C. as the Company’s independent auditors for the fiscal year ending December 31, 2011.

Audit Committee

Dr. Ernst-Guenter Afting

Dr. Curtis Lockshin

Mr. Stephen Zaniboni

This foregoing audit committee report is not “soliciting material,” is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of ours under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference.

Item 11.	Executive Compensation.

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

Our Board has adopted a written charter of the Compensation Committee that is available to stockholders on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.” The Compensation Committee meets periodically throughout the year as necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with our Chief Executive Officer and other representatives of senior management as necessary. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain or consult compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2010 and 2009 by our (i) Chairman and Chief Executive Officer, and (ii) Chief Scientific Officer and Secretary. We refer to these two individuals collectively as our “named executive officers.” None of our other executive officers earned in excess of $100,000 in 2010.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock / Option Awards ($) (2)	Fees Earned Or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Antonius Schuh, Ph.D.(3) Chairman of the Board and Chief Executive Officer	2010	250,000	—	8,550	—	18,204	276,754
	2009	114,583	—	—	—	6,933	121,516

Henry Ji, Ph.D.(4) Chief Scientific Officer and Secretary	2010	240,000	—	8,550	—	23,136	271,686
	2009	110,000	—	—	—	6,989	116,989

(1)	2009 amounts received for services as employees of the Company from July 16, 2009 through December 31, 2009.
(2)	The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. These amounts represents the grant date fair value of incentive stock option awards under the Company’s stock incentive plans based upon the fair market value of the Company’s common stock price on the date of grant, and calculated assuming that the highest level of performance will be achieved. Information regarding assumptions made in valuing the stock awards can be found in Note 5 of the “Notes to Financial Statements” included in this Annual Report on Form 10-K.

(3)	Dr. Schuh was appointed Chairman of the Board and Chief Executive Officer in September 2009 in connection with the completion of the Merger of the Company and Sorrento Therapeutics, Inc., as more fully described below in the section entitled “Certain Relationships and Related Transactions-2009 Transactions.”
(4)	Dr. Ji was appointed Chief Scientific Officer and Secretary in September 2009 in connection with the completion of the Merger of the Company and Sorrento Therapeutics, Inc.

The Company paid no perquisites or other personal benefits to its executive officers during the years ended December 31, 2010 and 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2010, including the value of the options awards.

	Option Award						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Earned Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options Unexercisable (#) (1)	Option Exercise Price ($) (2)	Option Expiry Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Antonius Schuh	02/16/10	—	—	150,000	$0.07	02/15/20	—	—
Henry Ji	02/16/10	—	—	150,000	$0.07	02/15/20	—	—

(1)	25% of the shares subject to the option became exercisable on 02/16/11 and 25% of the unexercisable shares relating to the option award will become exercisable on each of 2/16/12, 2/16/13 and 2/16/14.
(2)	Represents the fair market value of a share of our common stock, as determined by the Board of Directors, on the option’s grant date.

Benchmarking of Cash and Equity Compensation

We have consulted with a compensation consultant to assist in the establishment of guidelines for cash and equity compensation with respect to executive compensation. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies and we intend to take into account input from other independent members of our Board and publicly available data relating to the compensation practices and policies of other companies within and outside our industry.

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

Employment Agreements

Pursuant to the Employment Letters, Drs. Schuh and Ji are employed as our Chief Executive Officer and Chief Scientific Officer, respectively. Each Employment Letter is for a term of three years from September 21, 2009. Under their respective Employment Letters, Dr. Schuh will receive an initial annual salary of $250,000, Dr. Ji will receive an initial annual salary of $240,000, and each will be eligible to participate in any cash-bonus program and equity award plan of the Company in such amounts as our Board or any applicable committee thereof shall determine in its sole discretion.

Offer Letter with Richard Vincent

In January 2010, we entered into a consulting agreement with Richard Vincent, an independent contractor. Under this agreement, Mr. Vincent: (i) currently receives a daily retainer of $1,000, and (ii) is eligible for an annual bonus at the sole discretion of the board of directors or a committee thereof. Either we or Mr. Vincent may terminate the agreement at any time.

Non-Employee Director Compensation

The following table summarizes the total compensation paid to or earned by each of the Company’s directors who served during all or a portion of the year ended December 31, 2010. The compensation of directors who are named executive officers is detailed above under the heading “Summary Compensation Table.”

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Ernst-Guenter Afting	6,000	3,285	9,285
Glenn Halpryn	6,000	3,680	9,680
Curtis Lockshin	6,000	4,470	10,470
Jane Hsiao	4,500	4,220	8,720
Stephen Zaniboni	4,500	6,985	11,485
Lewis J. Shuster(3)	5,645	—	5,645

(1)	Dr. Schuh, our Chairman and Chief Executive Officer and a named executive officer, and Dr. Ji, our Chief Scientific Officer and Secretary and a named executive officer, are not included in this table as they are employees and thus receive no compensation for their service as directors. Dr. Schuh’s and Dr. Ji’s compensation for 2010 is included in the Summary Compensation Table above.
(2)	These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director in fiscal 2010, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during fiscal 2010. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 5 to the Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2010, each of our non-employee directors held the following number of options: Ernst-Guenter Afting,—75,000; Glenn Halpryn—80,000; Curtis Lockshin—90,000; Jane Hsiao—60,000; and Stephen Zaniboni—95,000.
(3)	Resigned as of February 1, 2010.

From January 2010 through December 2010, the outside directors of the Company received a quarterly fee of $1,500 for their services as directors, which are payable quarterly. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 1, 2011, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 1, 2011. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 249,697,135 shares of common stock outstanding as of March 1, 2011, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before April 30, 2011, which is 60 days after March 1, 2011. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Antonius Schuh, Chairman and Chief Executive Officer	25,521,829	(1)	10.2%
Dr. Henry Ji, Director, Chief Scientific Officer and Secretary	43,791,532	(2)	17.5%
Ernst-Guenter Afting, Director	925,430	(3)	*
Glenn L. Halpryn, Director and Former Principal Executive Officer 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	18,839,503	(4)	7.5%
Jane Hsaio, Ph.D., Director	2,271,719	(5)	*
Dr. Curtis Lockshin, Director 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	15,000	(6)	*
Stephen Zaniboni, Director	25,541,829	(7)	10.2%
All Officers and Directors as a Group (8 Persons)	116,906,842	(8)	46.8%

5% Stockholders:
Dr. Antonius Schuh, Chairman and Chief Executive Officer	25,521,829	(1)	10.2%
Dr. Henry Ji, Director, Chief Scientific Officer and Secretary	43,791,532	(2)	17.5%
OPKO Health, Inc. 4400 Biscayne Boulevard, Suite 900 Miami, Florida 33137	59,015,257		23.6%
Donald Scifres One First Street, Suite 14 Los Altos, CA 94022	36,158,594	(9)	14.5%
Halpryn Group VI, LLC 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	17,194,228		6.9%
Steven Jerry Glauser 1400 16th Street, Suite 510 Denver, Colorado 80202	21,292,847	(10)	8.5%

*	Less than 1%.
(1)	Comprised of 37,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011 and 25,484,329 shares of common stock held in a trust, of which Dr. Schuh is the trustee.

(2)	Comprised of 37,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011 and 43,754,032 shares of common stock held in a family trust, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees and the trust assets, including voting and dispositive power over the shares of common stock held by the family trust.
(3)	Comprised of 7,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011 and 917,930 shares of common stock held in a trust account, of which Dr. Afting is the trustee.
(4)	Comprised of 10,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011, 864,173 shares of common stock held directly, 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Halpryn is a member, and 781,102 shares of common stock held by IVC Investors, LLLP, in which Mr. Halpryn has an interest. Mr. Halpryn disclaims beneficial ownership of the shares of common stock held by each of Halpryn Group VI, LLC and IVC Investors, LLLP, except to the extent of any pecuniary interest therein.
(5)	Comprised of 40,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011 and 2,231,719 shares of common stock held indirectly through Hsu Gamma Investment, L.P., of which Dr. Hsiao is the general partner.
(6)	Comprised of 15,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011.
(7)	Comprised of 57,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 1, 2011 and 22,935,897 of shares of common stock held in a trust, of which Mr. Zaniboni is the trustee.
(8)	Comprised of shares included under “Named Executive Officers and Directors” and zero shares of common stock held by our Chief Financial Officer.
(9)	These shares are held in a trust account, of which Mr. Scifres is the trustee.
(10)	Comprised of 4,108,619 shares of common stock held directly and 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Glauser is a member. Mr. Glauser disclaims beneficial ownership of the shares of common stock held by Halpryn Group VI, LLC, except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2010, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets as of December 31, 2010 and December 31, 2009, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

2010 Transactions

On December 21, 2010, we completed a private placement of an aggregate of 25,714,286 shares of our common stock in consideration for an aggregate investment of $3.6 million (the “Financing”), of which $3.5 million as invested (and 25,000,000 shares of our common stock acquired) by Donald Scifres, an existing stockholder (the “Stockholder”). Immediately prior to the completion of the Financing, the Stockholder held 4.7% of the outstanding shares of the Company and upon completion of the Financing, the Stockholder held 14.5% of the outstanding shares of common stock of Company.

2011 Transaction

On March 7, 2011, the Company granted a non-qualified option to purchase 500,000 shares of our common stock to Richard Vincent, Chief Financial Officer, with a grant date fair value of $63,500. Such fair value does not necessarily reflect the dollar amount of compensation that may be realized by the recipient. Information regarding assumptions made in valuing Company stock awards can be found in Note 5 of the “Notes to Financial Statements” included in this Annual Report on Form 10-K.

Stock Option Grants

We have granted stock options to our non-employee directors and executive officers.

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

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and 2009 by Mayer Hoffman McCann P.C., or Mayer Hoffman, and Pender Newkirk & Company LLP, respectively, our principal auditors for such periods. All fees described below were approved by the Audit Committee.

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees(1)	$51,714	$45,134
Audit-Related Fees	—	—
Tax Fees	11,000	—
All Other Fees	—	—
Total Fees	$62,714	$45,134

(1)	Audit fees for the year ended December 31, 2010 related to the annual audit for 2009 and the review of the quarterly financial statements of the Company and other SEC filings. Audit fees for the fiscal year ended December 31, 2009 included fees for (a) professional services rendered for the annual audits for the years ended December 31, 2008 and 2007, (b) review of interim financial statements included in quarterly reports, (c) a registration statement on Form S-8 in connection with our 2009 Plan and (d) services that were provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements (including the Merger transaction activities).

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

Item 15.	Exhibits and Financial Statement Schedules.

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

(a)(3) Exhibits

Exhibit No.	Description
2.1*	Merger Agreement, dated July 14, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2009).

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2009).

2.3	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

9.1	Form of Stockholder Voting Agreement by and among QuikByte Software, Inc. and the Stockholders of Sorrento Therapeutics, Inc. set forth on the signature page thereto, dated as of July 14, 2009 (incorporated by reference to Exhibit 9.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.1	Form of Stock Purchase Agreement, dated September 18, 2009, by and among QuikByte Software, Inc. and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.2	Form of Lockup Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.3	Escrow Agreement, dated September 21, 2009, by and among QuikByte Software, Inc., the Stockholders’ Agent, the Parent Representative and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4	Stock Purchase Agreement dated December 21, 2010 by and between the Company and the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

10.5±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Antonius Schuh (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.6±	Employment Letter, dated September 18, 2009, between QuikByte Software, Inc. and Dr. Henry Ji, (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.7±	Consulting Agreement, dated August 24, 2009, between Sorrento Therapeutics, Inc. and Martina Molsbergen (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

Exhibit No.	Description

10.8±	Employment Letter, dated October 12, 2009, between Sorrento Therapeutics, Inc. and Charles P. Rodi, Ph.D. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.9	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.10	First Amendment to Office Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.11	Second Amendment to Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.12	Third Amendment to Office Lease, dated November 11, 2010, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.13	Fourth Amendment to Office Lease, dated January 17, 2011, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.14	Share Purchase Agreement, dated June 10, 2009, between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.15	Limited License Agreement, dated June 10, 2009, between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.16+	Patent Assignment Agreement, dated June 10, 2009, between Henry H. Ji and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.17+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.18	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.19±	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.20±	2009 Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.21±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard G. Vincent, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, and Richard G. Vincent, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2011	SORRENTO THERAPEUTICS, INC.

	By:	/S/ ANTONIUS SCHUH
Antonius Schuh, Ph.D. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ ANTONIUS SCHUH Antonius Schuh, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2011

/S/ RICHARD G. VINCENT Richard G. Vincent	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011

/S/ HENRY JI Henry Ji, Ph.D.	Director, Chief Scientific Officer & Secretary	March 18, 2011

/S/ ERNST-GUENTER AFTING Ernst-Guenter Afting, Ph.D., M.D.	Director	March 18, 2011

/S/ GLENN L. HALPRYN Glenn L. Halpryn	Director	March 18, 2011

/S/ JANE H. HSIAO Jane H. Hsiao, Ph.D., M.B.A.	Director	March 18, 2011

/S/ CURTIS LOCKSHIN Curtis Lockshin, Ph.D.	Director	March 18, 2011

/S/ STEPHEN ZANIBONI Stephen Zaniboni	Director	March 18, 2011

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets — As of December 31, 2010 and 2009	F-3

Statements of Operations — For the Years Ended December 31, 2010 and 2009 and for the Period from Inception (January 25, 2006) through December 31, 2010	F-4

Statements of Stockholders’ Equity (Deficit) — For the Years Ended December 31, 2010 and 2009 and for the Period from Inception (January 25, 2006) through December 31, 2010	F-5

Statements of Cash Flows — For the Years Ended December 31, 2010 and 2009 and for the Period from Inception (January 25, 2006) through December 31, 2010	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc.

San Diego, California

We have audited the accompanying balance sheets of Sorrento Therapeutics, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento Therapeutics, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 18, 2011

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$5,277,578	$3,429,906
Grants and other receivables	246,045	—
Prepaid expenses and other	29,811	27,863

Total current assets	5,553,434	3,457,769
Property and equipment, net	95,927	73,305
Other	38,420	22,727

Total assets	$5,687,781	$3,553,801

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$181,799	$285,882
Accounts payable—related parties	—	30,535
Deferred revenue	200,000	—
Accrued payroll and related	54,377	17,982
Accrued expenses	167,781	18,671

Total current liabilities	603,957	353,070

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 250,801,270 and 225,084,127 shares issued and outstanding at December 31, 2010 and 2009, respectively	25,080	22,508
Additional paid-in capital	7,927,244	4,238,367
Stockholder note receivable	—	(30)
Deficit accumulated during the development stage	(2,868,500)	(1,060,114)

Total stockholders’ equity	5,083,824	3,200,731

Total liabilities and stockholders’ equity	$5,687,781	$3,553,801

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from January 25, 2006 (inception) through December 31, 2010
	2010	2009
Revenues:
Grant	$659,115	$—	$659,115
Reimbursable research and development costs	23,453	—	23,453

Total revenues	682,568	—	682,568

Expenses:
Research and development	1,392,345	410,171	1,802,516
General and administrative	1,102,395	543,952	1,764,195

Total expenses	2,494,740	954,123	3,566,711

Loss from operations	(1,812,172)	(954,123)	(2,884,143)

Interest income	3,786	11,857	15,643

Net loss	$(1,808,386)	$(942,266)	$(2,868,500)

Net loss per share—basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares during the period—basic and diluted	220,849,883	152,093,973

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for $400 cash to founders	101,937,315	10,194	(9,794)	—	—	400
Net loss and comprehensive loss	—	—	—	—	(75,801)	(75,801)

Balance, December 31, 2006	101,937,315	10,194	(9,794)	—	(75,801)	(75,401)
Net loss and comprehensive loss	—	—	—	—	(16,302)	(16,302)

Balance, December 31, 2007	101,937,315	10,194	(9,794)	—	(92,103)	(91,703)
Net loss and comprehensive loss	—	—	—	—	(25,745)	(25,745)

Balance, December 31, 2008	101,937,315	10,194	(9,794)	—	(117,848)	(117,448)
Issuance of restricted common stock for $291 cash to consultants in March	7,403,861	740	(449)	—	—	291
Issuance of common stock for $10 cash and a $30 note to consultants in March	1,019,374	102	(62)	(30)	—	10
Issuance of common stock for cash at $0.039 per share in June, net of issuance costs of $25,999	59,015,257	5,902	2,268,099	—	—	2,274,001
Issuance of common stock for cash at $0.0448 per share in September	44,634,374	4,463	1,995,537	—	—	2,000,000
Issuance of common stock to former QuikByte stockholders in connection with the Merger	11,073,946	1,107	99,279	—	—	100,386
Costs associated with the Merger	—	—	(168,767)	—	—	(168,767)
Stock-based compensation	—	—	54,524	—	—	54,524
Net loss and comprehensive loss	—	—	—	—	(942,266)	(942,266)

Balance, December 31, 2009	225,084,127	22,508	4,238,367	(30)	(1,060,114)	3,200,731
Collection of note receivable	—	—	—	30	—	30
Issuance of common stock for cash at $0.14 per share in December, net of issuance costs of $159,905	25,717,143	2,572	3,437,923	—	—	3,440,495
Stock-based compensation	—	—	250,954	—	—	250,954
Net loss and comprehensive loss	—	—	—	—	(1,808,386)	(1,808,386)

Balance, December 31, 2010	250,801,270	$25,080	$7,927,244	$—	$(2,868,500)	$5,083,824

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period from January 25, 2006 (inception) through December 31, 2010
	2010	2009
Operating activities
Net loss	$(1,808,386)	$(942,266)	$(2,868,500)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	23,413	2,755	26,168
Stock-based compensation	250,954	54,524	305,478
Increase (decrease) in cash resulting from changes in:
Grants and other receivables	(246,045)	—	(246,045)
Prepaid expenses and other	(17,641)	(30,440)	(48,081)
Accounts payable	(104,083)	185,293	157,175
Accounts payable—related parties	(30,535)	(40,683)	—
Deferred revenue	200,000	—	200,000
Accrued expenses and other liabilities	185,505	35,853	222,158

Net cash used for operating activities	(1,546,818)	(734,964)	(2,251,647)

Investing activities
Purchases of property and equipment	(46,035)	(45,525)	(122,095)
Cash received in connection with Merger	—	104,860	104,860

Net cash provided by (used for) investing activities	(46,035)	59,335	(17,235)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,440,525	4,105,535	7,546,460

Net cash provided by financing activities	3,440,525	4,105,535	7,546,460

Net change in cash	1,847,672	3,429,906	5,277,578
Cash at beginning of period	3,429,906	—	—

Cash at end of period	$5,277,578	$3,429,906	$5,277,578

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1,600	$800	$3,200

Non-cash financing activities:

In March 2009, the Company issued 764,530 shares of common stock for a $30 note receivable, which was collected in March 2010.

In December 2009, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company for $30,535. The purchase price is included in accounts payable—related parties as of December 31, 2009. In March, April and June 2010, the Company purchased additional equipment from Dr. Henry Ji for an aggregate of $9,236. All such amounts owed were paid in full as of December 31, 2010.

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

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of STI common stock had an approximate 75% voting interest in QuikByte and the QuikByte stockholders retained an approximate 25% voting interest, (ii) former executive management team of STI remained as the only continuing executive management team for the Company, and (iii) Company’s ongoing operations consist solely of the ongoing operations of STI. Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the U.S., or GAAP. As a result, these financial statements reflect the: (i) historical results of STI prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost, which approximates their fair value at the Merger date. In connection with the Merger, the Company received cash of $104,860, other current assets of $20,150 and assumed accounts payable of $24,624.

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

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $1,808,386 and net cash used for operations of $1,546,818 for the year ended December 31, 2010. The Company also has an accumulated deficit of $2,868,500. The Company has working capital of $4,949,477 and management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2010 and 2009, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at December 31, 2010 represents amounts due under: (i) a federal contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, and (ii) a U.S. Department of Treasury, or U.S. Treasury grant award. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset. Depreciation expense for the years ended December 31, 2010 and 2009 and for the period from inception (January 25, 2006) through December 31, 2010 was $23,413, $2,755 and $26,168, respectively. As of December 31, 2010 and 2009, accumulated depreciation was $26,168 and $2,755, respectively.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through December 31, 2010.

Research and Development Costs

All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, salaries and related benefits.

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

Revenue Recognition

The Company’s revenues are generated from the NIH and U.S. Treasury grant awards and a feasibility study agreement, or the Collaboration Agreement, that we entered into with a third party in July 2010. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

The revenue from the Collaboration Agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services or

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

from the third party’s use of the Company’s laboratory and instrumentation as provided for in the Collaboration Agreement. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on its balance sheets.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2010 and 2009, the comprehensive loss was equal to the net loss.

Net Loss Per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2010 and 2009, we had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2010	2009
Unvested Restricted Common stock subject to repurchase	4,165,023	6,015,791
Outstanding options	2,080,000	160,000
Outstanding warrants	200,000	—
Weighted average exercise price of options	$0.091	$0.0448

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update removes the requirement for a filer with the Securities and Exchange Commission, or SEC, to disclose the date through which subsequent events have been evaluated and became effective immediately. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification , or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue ASUs. ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company does not expect this guidance to have a material impact on its financial statements in future periods.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s results of operations or financial condition for the periods ended December 31, 2010.

In April 2010, the FASB issued ASU No. 2010-17 thereby amending ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We evaluated the impact of adopting ASU No. 2010-17 and believe it will have no material effect on the Company’s financial statements.

3. Significant Agreements and Contracts

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the year ended December 31, 2010, the Company recorded $86,519 in patent prosecution and maintenance costs associated with the TSRI License, which has been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the year ended December 31, 2010.

NIH Grant

In May 2010, the NIAID, a division of the NIH, awarded the Company an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including methicililin-resistant Staph. The project period for the phase I grant, which is renewable annually, covers a two-year period which commenced in June 2010, with an expected annual award of $300,000 per year. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the year ended December 31, 2010, the Company recorded $264,635 of revenue associated with the NIH Grant.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, the Company will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of the Company’s laboratory and instrumentation as provided for in the Collaboration Agreement, or the Development Costs. The upfront fee and reimbursable Development Costs will be accounted for as separate units of accounting. The Company records the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the statements of operations.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue on the balance sheets. As of December 31, 2010, the Company had received and recorded $200,000 in deferred revenue as no targets were delivered in 2010. The deferred revenue is recognized over the period ending on the anticipated delivery of each target deliverable associated with the certain development services, which management believes represents the conclusion of all significant obligations on the part of the Company. For the Company’s current agreement, this period was estimated to be seven months.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from this grant are classified in “Revenues – Grant” in the statements of operations.

4. Related Party Transactions

In 2009 and 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company for $30,535 and $9,236, respectively. Such amounts were paid in full in 2010.

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

In December 2010, the Company issued 25,717,143 shares of common stock, in a private placement transaction, at $0.14 per share for aggregate gross proceeds of $3.6 million. Related stock issuance costs totaled $159,905.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 10,000,000 shares of common stock were reserved for issuance to

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2010, 4,165,023 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. There were no option grants in 2010 and no further shares are available for grant under this plan. The aggregate intrinsic value for such options as of December 31, 2010 was $11,424.

The following table summarizes stock option activity as of December 31, 2010, and the changes for the year then ended:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2008	—
Options Granted	200,000	$0.0448
Options Canceled	(40,000)	$0.0448
Options Exercised	—

Outstanding at December 31, 2009	160,000	$0.0448
Options Granted	—
Options Canceled	(40,000)	$0.0448
Options Exercised	—

Outstanding and Vested at December 31, 2010	120,000	$0.0448

Exercisable at December 31, 2010	—

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

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock option activity as of December 31, 2010, and the changes for the year then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—
Options Granted	1,960,000	$0.09
Options Canceled	—
Options Exercised	—

Outstanding at December 31, 2010	1,960,000	$0.09	$65,756

Vested and Exercisable at December 31, 2010	390,000	$0.07	$27,300

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2010	2009
Weighted-average grant date fair value	$0.07	$0.28
Dividend yield	—	—
Volatility	102%	103%
Risk-free interest rate	2.47%	2.47%
Expected life of options	5.6 years	5 years

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data, the estimated volatility incorporates the historical and implied volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

The total employee stock-based compensation recorded as operating expenses was $40,439, $11,126 and $51,565 for the years ended December 31, 2010 and 2009 and for the period from inception (January 25, 2006) through December 31, 2010, respectively.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2010 was $70,196, and the weighted average period over which these grants are expected to vest is 2.9 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $210,515, $43,398 and $253,913 for the years ended December 31, 2010 and 2009 and for the period from inception (January 25, 2006) through December 31, 2010, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2010:

Common stock warrants outstanding under the TSRI License	200,000
Common stock options outstanding under the EIP	120,000
Authorized for future grant or issuance under the Stock Plan	12,000,000

12,320,000

6. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Management is currently not aware of any pending lawsuits.

Operating Lease

The Company leases its corporate office facility under a non-cancelable operating lease that, as amended, expires on September 30, 2014. The lease contains an option to extend the term by four years at the then prevailing rate. As amended in January 2011, the lease provides for a monthly base rent of $9,255 with scheduled annual base rent increases of 2.75%-3.00% over the lease term. The Company has provided a security deposit of $22,757 to secure its obligations under the lease, which has been included in other assets in the accompanying financial statements.

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31:

2011	$103,109
2012	115,098
2013	118,332
2014	90,569

$427,108

Rental expense paid for the years ended December 31, 2010 and 2009 and for the period from inception (January 25, 2006) through December 31, 2010 under the above lease totaled $84,135, $20,712 and $104,847, respectively.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards and credits	$1,037,000	$404,000
Stock based compensation	25,000	23,000
Accrued expenses and other	21,000	6,000

Total deferred tax assets	1,083,000	433,000
Less valuation allowance	(1,083,000)	(433,000)

Net deferred tax assets	$—	$—

As of December 31 2010, the Company had net operating loss carryforwards of approximately $2,345,000 and $2,200,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028 to 2030. The Company also has research and development credits of approximately $68,000 and $78,000 for federal and state income tax purposes, respectively.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2010 and 2009 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.