Form 10-Q
period 2011-03-31
Sorrento Therapeutics, Inc.
filed 2011-05-12
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 30, 2011 was 249,697,135.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2011 and 2010 and January 25, 2006 (Inception) through March 31, 2011	2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and January 25, 2006 (Inception) through March 31, 2011	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,714,000	$5,277,578
Grants and other receivables	6,978	246,045
Prepaid expenses and other	15,594	29,811

Total current assets	4,736,572	5,553,434
Property and equipment, net	817,283	95,927
Other	38,247	38,420

Total assets	$5,592,102	$5,687,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$877,451	$181,799
Deferred revenue	—	200,000
Accrued payroll and related	66,762	54,377
Accrued expenses	171,982	167,781

Total current liabilities	1,116,195	603,957
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 249,697,135 and 250,801,270 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	24,970	25,080
Additional paid-in capital	8,003,880	7,927,244
Deficit accumulated during the development stage	(3,552,943)	(2,868,500)

Total stockholders’ equity	4,475,907	5,083,824

Total liabilities and stockholders’ equity	$5,592,102	$5,687,781

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2011
	2011	2010
Revenues:
Grant	$35,365	$—	$694,480
Collaboration	200,000	—	200,000
Reimbursable research and development costs	—	—	23,453

Total revenues	235,365	—	917,933
Expenses:
Research and development	588,644	316,532	2,391,160
General and administrative	332,806	284,862	2,097,001

Total expenses	921,450	601,394	4,488,161

Loss from operations	(686,085)	(601,394)	(3,570,228)
Interest income	1,642	1,503	17,285

Net loss	$(684,443)	$(599,891)	$(3,552,943)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares during the period – basic and diluted	246,902,225	219,373,369

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2011
	2011	2010
Operating activities
Net loss	$(684,443)	$(599,891)	$(3,552,943)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	13,414	4,164	39,582
Stock-based compensation and issuance of warrants	76,569	52,671	382,047
Changes in operating assets and liabilities:
Grant receivable	239,067	—	(6,978)
Prepaid expenses and other	14,390	3,113	(33,693)
Accounts payable	96,729	(156,144)	253,904
Accounts payable-related parties	—	(28,770)	—
Deferred revenue	(200,000)	—	—
Accrued expenses and other liabilities	16,586	16,508	238,745

Net cash used for operating activities	(427,688)	(708,349)	(2,679,336)

Investing activities
Purchases of property and equipment	(135,847)	(39,650)	(257,942)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(135,847)	(39,650)	(153,082)

Financing activities
Proceeds from issuance (repurchase) of common stock, net of issuance costs	(43)	30	7,546,418

Net cash (used for) provided by financing activities	(43)	30	7,546,418

Net change in cash and cash equivalents	(563,578)	(747,969)	4,714,000
Cash and cash equivalents at beginning of period	5,277,578	3,429,906	—

Cash and cash equivalents at end of period	$4,714,000	$2,681,937	$4,714,000

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$—	$800	$3,200

Non-cash investing activities:

In the first quarter of 2011, the Company purchased equipment with an aggregate cost of $598,923, which has been included in accounts payable as of March 31, 2011.

Non-cash financing activities:

In March 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, for $1,765.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

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

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed Sorrento Therapeutics, Inc. and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from QuikByte Software, Inc. to Sorrento Therapeutics, Inc., or the Company.

Reverse Merger Accounting

Immediately following the consummation of the Merger, the: (i) former security holders of STI common stock had an approximate 75% voting interest in QuikByte and the QuikByte stockholders retained an approximate 25% voting interest, (ii) former executive management team of STI remained as the primary continuing executive management team for the Company, and (iii) Company’s ongoing operations consisted solely of the ongoing operations of STI. Based primarily on these factors, the Merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the U.S., or GAAP. As a result, these financial statements reflect the: (i) historical results of STI prior to the Merger, (ii) combined results of the Company following the Merger, and (iii) acquired assets and liabilities at their historical cost, which approximates their fair value at the Merger date. In connection with the Merger, the Company received cash of $104,860, other current assets of $20,150 and assumed accounts payable of $24,624.

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on applying and commercializing its proprietary technology platform, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, and metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from the libraries.

As of March 31, 2011, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with GAAP. The balance sheet at December 31, 2010 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Operating results for interim periods are not necessarily indicative of operating results for the Company’s 2011 fiscal year.

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of March 31, 2011, had an accumulated deficit of $3,552,943. At March 31, 2011, the Company had working capital of $3,620,377. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2011 and December 31, 2010, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at March 31, 2011 and December 31, 2010 represent amounts due under: (i) a federal contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, and (ii) a U.S. Department of Treasury, or U.S. Treasury grant award. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment and Impairment of Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through March 31, 2011.

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

Revenue Recognition

The Company’s revenues are generated from the NIH and U.S. Treasury grant awards and a feasibility study agreement, or the Collaboration Agreement. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor costs and internal costs incurred that are specifically covered by the grant, and, where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

The Company accounts for equity instruments, including restricted stock or stock options, issued to non-employees in accordance with authoritative guidance for equity-based payments to non-employees. Stock options issued to non-employees are accounted for at their estimated fair value determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at estimated fair value as they vest.

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2011 and 2010 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 6,203,162 and 7,178,101 at March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements, including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

Note 3. Significant Agreements and Contracts

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

The Company has retained all rights to the STI Patents outside of the OPKO Field and has agreed not to practice the OPKO Patents or the STI Patents outside the STI current field of use. Unless otherwise terminated in accordance with its terms, the OPKO License will expire upon the expiration of the last to expire patent within the STI Patents and OPKO Patents on a country-by-country basis.

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the three months ended March 31, 2010 and for the period from inception (January 25, 2006) through March 31, 2011.

NIH Grant

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph. The project period for the phase I grant, which is renewable annually, covers a two-year period which commenced in June 2010, with a potential annual award of $300,000 per year. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three months ended March 31, 2011 and for the period from inception (January 25, 2006) through March 31, 2011, the Company recorded $35,365 and $300,000 of revenue associated with the NIH Grant, respectively.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement with a third party. Under the terms of the Collaboration Agreement, the Company will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of the Company’s laboratory and instrumentation, or the Development Costs. The upfront fee and reimbursable Development Costs will be accounted for as separate units of accounting. The Company records the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense in the condensed statements of operations. For the three months ended March 31, 2011, the Company recognized revenue of $0 as reimbursable research and development costs.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the three months ended March 31, 2011 and for the period from inception (January 25, 2006), the Company recognized $200,000 in revenue as the agreed upon services were delivered in March 2011 and there were no other significant obligations on the part of the Company.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant “ in the condensed statements of operations for the period from inception (January 25, 2006) through March 31, 2011.

Note 4. Related Party Transactions

In February 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer, and a director and stockholder of the Company, who has also been serving as the Company’s interim CEO since April 8, 2011, for $1,765. Such amount was paid in full in 2010.

Note 5. Stock-based Compensation Expense

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 10,000,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The EIP provided for the grant of incentive stock options, non-incentive stock options, restricted stock awards and stock bonus awards to eligible recipients. In March 2009, the Company issued 7,403,861 restricted common stock awards to certain consultants for aggregate gross proceeds of $291. The restricted shares vest monthly over four years and the Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. Any unvested shares immediately vest in the event of a merger, sale, or other transaction resulting in a change in control of the Company. In January 2011, the Company repurchased 1,104,135 unvested shares of restricted common stock for $43.

At March 31, 2011, 2,683,162 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. As of December 31, 2010, no further shares may be granted under this plan and 120,000 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 13,200,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the three months ended March 31, 2011 and 2010, the Company’s Board of Directors awarded 1,240,000 and 1,305,000 options to certain employees and consultants and 9,880,000 and 10,695,000 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three months ended March 31,
	2011	2010
Dividend yield	—	—
Volatility	102%	102%
Risk-free interest rate	2.61%	2.48%
Expected life of options	6.1 years	5.6 years

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2011 and 2010 was $0.11 and $0.055, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $10,473, $9,024 and $62,038 for the three months ended March 31, 2011 and 2010 and for the period from inception (January 25, 2006) through March 31, 2011, respectively.

As of March 31, 2011, unrecognized compensation cost related to the options was approximately $113,620, which will be recognized over four years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $13,229, $38,646 and $267,142 for the three months ended March 31, 2011 and 2010 and for the period from inception (January 25, 2006) through March 31, 2011, respectively.

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

Note 7. Subsequent Event

In April 2011, the Company paid its former Chief Executive Officer the full amount of severance in the amount of one year’s base salary, or $250,000, provided for under his employment agreement.

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

Overview

We are a development-stage biopharmaceutical company focused on applying and commercializing our proprietary technology, extensive libraries of fully human monoclonal antibodies, for the discovery and development of human therapeutic antibodies for the treatment of a variety of disease conditions, including cancer, inflammation, and metabolic and infectious diseases. These libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

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

During the quarter ended March 31, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2010 contained in our 2010 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues. Revenues were $235,365 for the three months ended March 31, 2011, as compared to $0 for the three months ended March 31, 2010. The increase is due to: (i) collaboration revenue of $200,000 under the Collaboration Agreement, upon delivering all screening services in March 2011, and (ii) grant revenue of $35,365. In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin- resistant Staph.

The project period for the grant, which is renewable annually, covers a two year period which commenced in June 2010, with a potential award of $300,000 per year. From June 2010 through March 31, 2011, the first award totaling $300,000 has been recorded in full. We had no other revenue during the three months ended March 31, 2011 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 and 2010 were $588,644 and $316,532, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grant. Such expenses consist primarily of salaries and personnel -related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $272,112 is attributable to salaries, stock-based compensation expense, consulting costs and lab supply costs incurred in connection with expanded research and development activities after the construction of our libraries was completed in April 2010 and receipt of the NIH grant award in May 2010. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and 2010 were $332,806 and $284,862, respectively. General and administrative expenses consist primarily of salaries and personnel -related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $47,944 is primarily attributable to increased general legal costs and travel and related costs. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the three months ended March 31, 2011 and 2010 was $1,642 and $1,503, respectively.

Net Loss. Net loss for the three months ended March 31, 2011 and 2010 was $684,443 and $599,891, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities.

Liquidity and Capital Resources

As of March 31, 2011, we had approximately $4.7 million in cash and cash equivalents, attributable primarily to the closing of the private placement of our common stock for aggregate gross proceeds of $3.6 million in December 2010.

Cash Flows from Operating Activities. Net cash used for operating activities was $427,688 for the three months ended March 31, 2011 and is primarily attributable to our net loss of $684,443, which was offset by: (i) $166,772 of changes in net working capital balances, and (ii) $89,983 in non-cash activities relating primarily to stock-based compensation expense. Net cash used for operating activities was $708,349 for the three months ended March 31, 2010, and primarily reflects a net loss of $599,891 and a net reduction in working capital balances of $165,293. Such amounts were partially offset by $56,835 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $135,847 for the three months ended March 31, 2011 as compared to $39,650 for the three months ended March 31, 2010. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Cash used for or provided by financing activities for the three months ended March 31, 2011 and 2010 was nominal.

Future Liquidity Needs. From inception through March 31, 2011, we have principally financed our operations through private equity financings with aggregate net proceeds of $7.5 million, as we have not generated any product-related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2011, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Additionally, recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, including its ability to access the capital markets to meet liquidity needs.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. The following is an additional risk factor:

If we are unable to retain and recruit a Chief Executive Officer and qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We are highly dependent on the key members of our management and scientific staff, especially our Chief Scientific Officer, Henry Ji, Ph.D., who is also currently serving as our Interim Chief Executive Officer. No assurance can be given that we will be successful in locating, hiring or retaining a Chief Executive Officer in the near future.

The loss of any of our key employees or key consultants or our inability to retain a Chief Executive Officer could materially adversely affect our business. Furthermore, recruiting qualified scientific personnel to perform research and development work in the future or hiring a Chief Executive Officer is critical to our success. Notwithstanding, we may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced executives and scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. Almost all of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we completed the repurchase of approximately 1.1 million shares of our common stock for an aggregate purchase price of $43.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Number of Shares that May Yet Be Purchased Under the Plan or Program (in thousands)
January 1, 2011 to January 30, 2011	1,104,135	$0.000039	—	—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011	—	—	—	—
Total	1,104,135	$0.000039	—	—

(1)	Represents unvested shares of restricted common stock under the EIP.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

SORRENTO THERAPEUTICS, INC.

Date: May 12, 2011	By:	/s/ Henry Ji, PH.D.

Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Richard Glenn Vincent

Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*	Merger Agreement, dated July 14, 2009, by and among the Company, Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2009 and incorporated by reference herein.

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among the Company, Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2009 and incorporated by reference herein.

3.1	Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008 and incorporated by reference herein.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008 and incorporated by reference herein.

10.1	Fourth Amendment to Office Lease, dated January 17, 2011, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-Q filed with the SEC on March 18, 2011 and incorporated by reference herein.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.