Form 10-Q
period 2011-06-30
Sorrento Therapeutics, Inc.
filed 2011-08-12
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 31, 2011 was 249,809,635.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and January 25, 2006 (Inception) through June 30, 2011	2

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and January 25, 2006 (Inception) through June 30, 2011	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,922,339	$5,277,578
Grants and other receivables	81,134	246,045
Prepaid expenses and other	4,761	29,811

Total current assets	3,008,234	5,553,434
Property and equipment, net	849,510	95,927
Other	38,247	38,420

Total assets	$3,895,991	$5,687,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,751	$181,799
Deferred revenue	—	200,000
Accrued payroll and related	54,459	54,377
Accrued expenses	167,813	167,781

Total current liabilities	425,023	603,957
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 249,809,635 and 250,801,270 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24,981	25,080
Additional paid-in capital	8,086,567	7,927,244
Deficit accumulated during the development stage	(4,640,580)	(2,868,500)

Total stockholders’ equity	3,470,968	5,083,824

Total liabilities and stockholders’ equity	$3,895,991	$5,687,781

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 25, 2006 (Inception) through June 30, 2011
	2011	2010	2011	2010
Revenues:
Grant	$74,156	$56,465	$109,521	$56,465	$768,636
Collaboration	—	—	200,000	—	200,000
Reimbursable research and development costs	—	—	—	—	23,453

Total revenues	74,156	56,465	309,521	56,465	992,089
Expenses:
Research and development	636,301	313,399	1,224,945	629,931	3,027,461
General and administrative	527,226	319,558	860,032	604,420	2,624,227

Total expenses	1,163,527	632,957	2,084,977	1,234,351	5,651,688

Loss from operations	(1,089,371)	(576,492)	(1,775,456)	(1,177,886)	(4,659,599)
Interest income	1,734	907	3,376	2,410	19,019

Net loss	$(1,087,637)	$(575,585)	$(1,772,080)	$(1,175,476)	$(4,640,580)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares during the period – basic and diluted	247,256,013	219,836,096	247,080,096	219,761,093

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from January 25, 2006 (Inception) through June 30, 2011
	2011	2010
Operating activities
Net loss	$(1,772,080)	$(1,175,476)	$(4,640,580)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	57,026	10,480	83,194
Stock-based compensation and issuance of warrants	151,392	115,335	456,870
Changes in operating assets and liabilities:
Grants and other receivables	164,911	(56,465)	(81,134)
Prepaid expenses and other	25,223	22,350	(22,858)
Accounts payable	(40,526)	(148,448)	116,648
Accounts payable-related parties	—	(23,665)	—
Deferred revenue	(200,000)	—	—
Accrued expenses and other liabilities	114	50,121	222,272

Net cash used for operating activities	(1,613,940)	(1,205,768)	(3,865,588)

Investing activities
Purchases of property and equipment	(749,131)	(46,034)	(871,226)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(749,131)	(46,034)	(766,366)

Financing activities
Proceeds from the exercise of stock options	7,875	—	7,875
Proceeds from issuance (repurchase) of common stock, net of issuance costs	(43)	30	7,546,418

Net cash provided by financing activities	7,832	30	7,554,293

Net change in cash and cash equivalents	(2,355,239)	(1,251,772)	2,922,339
Cash and cash equivalents at beginning of period	5,277,578	3,429,906	—

Cash and cash equivalents at end of period	$2,922,339	$2,178,134	$2,922,339

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$800	$1,600	$4,000

Non-cash investing activities:

During the second quarter of 2011, the Company purchased certain equipment with an aggregate cost of $61,478, which has been included in accounts payable as of June 30, 2011. During the six months ended June 30, 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer and interim Chief Executive Officer, and a director and stockholder of the Company, for $9,236.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2011

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

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company leveraging its proprietary human antibody libraries for the discovery and development of human therapeutic antibody products for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from the libraries.

As of June 30, 2011, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of June 30, 2011, had an accumulated deficit of $4,640,580. At June 30, 2011, the Company had working capital of $2,583,211. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months. Beyond twelve months, the Company will need to raise additional capital in order to continue to fund its ongoing operations. As and if necessary, the Company will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. The Company can give no assurances that it will be able to secure such additional sources of funds to support its operations, or, if such funds are available, that such additional financing will be sufficient to meet the Company’s needs. If the Company is unable to raise additional funds when needed, it may not be able to develop any product candidates, it could be required to delay, scale back or eliminate some or all of its research and development programs and it may need to wind down its operations altogether.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2011 and December 31, 2010, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at June 30, 2011 and December 31, 2010 represent amounts due under: (i) a federal contract with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, and (ii) a U.S. Department of Treasury, or U.S. Treasury grant award. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment and Impairment of Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through June 30, 2011.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three or six months ended June 30, 2011 and 2010 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 5,582,918 and 6,865,411 at June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements, including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of various bacterial infections such as Clostridium difficile (“C. diff”) and Staphylococcus aureus (“Staph”), including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the six months ended June 30, 2010 and for the period from inception (January 25, 2006) through June 30, 2011.

NIH Grant

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph. The project period for the phase I grant covers a two-year period which commenced in June 2010, with a potential annual award of $300,000 per year. As of June 30, 2011, the entire phase 1 grant of $600,000 had been awarded. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three months ended June 30, 2011 and 2010 and for the period from inception (January 25, 2006) through June 30, 2011, the Company recorded $74,156, $56,465 and $374,156 of revenue associated with the NIH Grant, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded $109,521 and $56,465 of revenue associated with the NIH Grant, respectively. See Note 7.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement with a third party. Under the terms of the Collaboration Agreement, the Company will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of the Company’s laboratory and instrumentation, or the Development Costs. The upfront fee and reimbursable Development Costs will be accounted for as separate units of accounting. The Company records the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense. For the three and six months ended June 30, 2011, the Company recognized revenue of $0 as reimbursable research and development costs.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the three and six months ended June 30, 2011 and for the period from inception (January 25, 2006) through June 30, 2011, the Company recognized $0, $200,000 and $200,000, respectively, in revenue as the agreed upon services were delivered in March 2011 and there were no other significant obligations on the part of the Company.

U.S. Treasury Grants

In October 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant” for the period from inception (January 25, 2006) through June 30, 2011.

Note 4. Related Party Transactions

Dr. Jane Hsiao, a STI board member, has served as Chairman of the Board of each of Safestitch Medical, Inc. (“Safestitch”) and Non-Invasive Monitoring Systems, Inc. (“NIMS”), both medical device companies. Commencing in June 2011, the Company hired Corporate Counsel and Corporate Secretary that serves as the Chief Legal Officer and Corporate Secretary of Safestitch and NIMS under a board-approved cost sharing arrangement. The Company recorded $1,750 of general and administrative expenses for the three and six months ended June 30, 2011.

During the six months ended June 30, 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer and interim CEO, and a director and stockholder of the Company, for $9,236. Such amount was paid in full in 2010.

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

At June 30, 2011, 2,347,918 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to ten years from the grant date. As of June 30, 2011 and December 31, 2010, no further shares may be granted under this plan and 120,000 options were outstanding.

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

During the six months ended June 30, 2011 and 2010, the Company’s Board of Directors awarded 1,530,000 and 1,455,000 options to certain employees and consultants and 10,165,000 and 10,425,000 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six months ended June 30,
	2011	2010
Dividend yield	0	0
Volatility	102%	102%
Risk-free interest rate	2.17% -2.61%	2.48% -2.85%
Expected life of options	5.7 years	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the six months ended June 30, 2011 and 2010 was $0.11 and $0.051, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $23,800, $21,698 and $75,366 for the six months ended June 30, 2011 and 2010 and for the period from inception (January 25, 2006) through June 30, 2011, respectively.

As of June 30, 2011, unrecognized compensation cost related to the employee options was $89,987, which will be recognized over four years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $127,592, $75,648 and $328,637 for the six months ended June 30, 2011 and 2010 and for the period from inception (January 25, 2006) through June 30, 2011, respectively.

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

Note 7. Subsequent Event

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. diff infections. The project period for the phase I grant covers a two-year period which commenced in June 2011, with a potential annual award of $300,000 per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a development-stage biopharmaceutical company leveraging our proprietary human antibody libraries for the discovery and development of human therapeutic antibody products for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. These libraries have been designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy.

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

During the three and six months ended June 30, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2010 contained in our 2010 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues. Revenues were $74,156 for the three months ended June 30, 2011, as compared to $56,465 for the three months ended June 30, 2010. The increase is due to increased activities under the NIH Grant. In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant, or the NIH Grant, to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin- resistant Staph.

The project period for the grant covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of June 30, 2011, the entire phase 1 grant of $600,000 had been awarded. From June 2010 through June 30, 2011, $374,156 of the total award has been recorded in grant revenue. We had no other revenue during the three months ended June 30, 2011 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2011 and 2010 were $636,301 and $313,399, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grant. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $322,902 is attributable to salaries, stock-based compensation expense, consulting costs and lab supply costs incurred in connection with expanded research and development activities after the construction of our libraries was completed in April 2010 and receipt of the NIH Grant award in May 2010. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 and 2010 were $527,226 and $319,558, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $207,668 is primarily attributable to increased salaries and general legal costs. In April 2011, the Company paid its former Chief Executive Officer severance in the amount of one year’s base salary, or $250,000, as provided for under his employment agreement. We expect general and administrative expenses to decrease in absolute dollars as the severance payment is non-recurring.

Interest Income. Interest income for the three months ended June 30, 2011 and 2010 was $1,734 and $907, respectively.

Net Loss. Net loss for the three months ended June 30, 2011 and 2010 was $1,087,637 and $575,585, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues. Revenues were $309,521 for the six months ended June 30, 2011, as compared to $56,465 for the six months ended June 30, 2010. The increase is due to: (i) collaboration revenue of $200,000 earned under the Collaboration Agreement, upon delivering all screening services in March 2011, and (ii) incremental grant revenue of $53,056 due to increased activities under the NIH Grant.

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2011 and 2010 were $1,224,945 and $629,931, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grant. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $595,014 is attributable to salaries, stock-based compensation expense, consulting costs and lab supply costs incurred in connection with expanded research and development activities after the construction of our libraries was completed in April 2010 and receipt of the NIH grant award in May 2010. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 and 2010 were $860,032 and $604,420, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $255,612 is primarily attributable to increased salaries, general legal costs, and travel and related costs. In April 2011, the Company paid its former Chief Executive Officer severance in the amount of one year’s base salary. We expect general and administrative expenses to decrease in absolute dollars as the severance payment is non-recurring.

Interest Income. Interest income for the six months ended June 30, 2011 and 2010 was $3,376 and $2,410, respectively.

Net Loss. Net loss for the six months ended June 30, 2011 and 2010 was $1,772,080 and $1,175,476, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities.

Liquidity and Capital Resources

As of June 30, 2011, we had $2.9 million in cash and cash equivalents, attributable primarily to the closing of the private placement of our common stock for aggregate gross proceeds of $3.6 million in December 2010.

Cash Flows from Operating Activities. Net cash used for operating activities was $1,613,940 for the six months ended June 30, 2011 and is primarily attributable to our net loss of $1,772,080, a net decrease of $50,278 in working capital balances, partially offset by $208,418 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $1,205,768 for the six months ended June 30, 2010, and primarily reflects a net loss of $1,175,476, a net decrease in working capital balances of $156,107, and $125,815 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $749,131 for the six months ended June 30, 2011 as compared to $46,034 for the six months ended June 30, 2010. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 and 2010 was nominal.

Future Liquidity Needs. From inception through June 30, 2011, we have principally financed our operations through private equity financings with aggregate net proceeds of $7.5 million, as we have not generated any product-related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at June 30, 2011, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least twelve months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through June 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SORRENTO THERAPEUTICS, INC.

Date: August 12, 2011	By:	/s/ Henry Ji, PH.D.

Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Richard Glenn Vincent

Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.