Form 10-Q
period 2011-09-30
Sorrento Therapeutics, Inc.
filed 2011-11-08
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 31, 2011 was 249,809,635.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and January 25, 2006 (Inception) through September 30, 2011	2

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and January 25, 2006 (Inception) through September 30, 2011	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Removed and Reserved	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,270,416	$5,277,578
Grants and other receivables	32,607	246,045
Prepaid expenses and other	41,342	29,811

Total current assets	2,344,365	5,553,434
Property and equipment, net	927,993	95,927
Other	38,247	38,420

Total assets	$3,310,605	$5,687,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236,929	$181,799
Deferred revenue	0	200,000
Accrued payroll and related	66,496	54,377
Accrued expenses	168,569	167,781

Total current liabilities	471,994	603,957
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	0	0
Common stock, $0.0001 par value; 500,000,000 shares authorized and 249,809,635 and 250,801,270 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	24,981	25,080
Additional paid-in capital	8,156,498	7,927,244
Deficit accumulated during the development stage	(5,342,868)	(2,868,500)

Total stockholders’ equity	2,838,611	5,083,824

Total liabilities and stockholders’ equity	$3,310,605	$5,687,781

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through September 30, 2011
	2011	2010	2011	2010
Revenues:
Grant	$91,756	$97,856	$201,277	$154,321	$860,392
Collaboration	0	0	200,000	0	200,000
Reimbursable research and development costs	0	16,475	0	16,475	23,453

Total revenues	91,756	114,331	401,277	170,796	1,083,845
Expenses:
Research and development	636,453	345,976	1,861,398	975,907	3,663,914
General and administrative	158,969	213,896	1,019,001	818,316	2,783,196

Total expenses	795,422	559,872	2,880,399	1,794,223	6,447,110

Loss from operations	(703,666)	(445,541)	(2,479,122)	(1,623,427)	(5,363,265)
Interest income	1,378	707	4,754	3,117	20,397

Net loss	$(702,288)	$(444,834)	$(2,474,368)	$(1,620,310)	$(5,342,868)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares during the period – basic and diluted	247,686,428	230,300,500	247,543,945	219,842,311

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through
	2011	2010	September 30, 2011
Operating activities
Net loss	$(2,474,368)	$(1,620,310)	$(5,342,868)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	104,022	16,946	130,190
Stock-based compensation and issuance of warrants	221,323	165,180	526,801
Changes in operating assets and liabilities:
Grants and other receivables	213,438	(35,003)	(32,607)
Prepaid expenses and other	(11,358)	(15,456)	(59,439)
Accounts payable	(70,349)	(144,957)	86,825
Accounts payable-related parties	0	(30,535)	0
Deferred revenue	(200,000)	200,000	0
Accrued expenses and other liabilities	12,907	45,924	235,065

Net cash used for operating activities	(2,204,385)	(1,418,211)	(4,456,033)

Investing activities
Purchases of property and equipment	(810,609)	(46,034)	(932,704)
Cash acquired in connection with Merger	0	0	104,860

Net cash used for investing activities	(810,609)	(46,034)	(827,844)

Financing activities
Proceeds from the exercise of stock options	7,875	0	7,875
Proceeds from issuance (repurchase) of common stock, net of issuance costs	(43)	30	7,546,418

Net cash provided by financing activities	7,832	30	7,554,293

Net change in cash and cash equivalents	(3,007,162)	(1,464,215)	2,270,416
Cash and cash equivalents at beginning of period	5,277,578	3,429,906	0

Cash and cash equivalents at end of period	$2,270,416	$1,965,691	$2,270,416

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$800	$1,600	$4,000

Non-cash investing activities:

During the third quarter of 2011, the Company purchased certain equipment with an aggregate cost of $125,479, which has been included in accounts payable as of September 30, 2011. During the nine months ended September 30, 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer and interim Chief Executive Officer, and a director and stockholder of the Company, for $9,236.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

As of September 30, 2011, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Going Concern

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of September 30, 2011, had an accumulated deficit of $5,342,868. At September 30, 2011, the Company had working capital of $1,872,371 and management believes that without additional funding the Company will not have sufficient funds to meet its obligations beyond July 2012. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern.

Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, the Company will need to raise significant additional funds in order to fund ongoing operations and execute the Company’s business plan. Management is seeking to raise additional funds through one or more sources, which may include public or private equity or debt financing, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful funding arrangement will be sufficient to cover cash requirements during these initial stages of the Company’s operations. If the Company is unable to raise additional funds when needed, it may not be able to develop any product candidates, it could be required to delay, scale back or eliminate some or all of its research and development programs and it may need to wind down its operations altogether. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2011 and December 31, 2010, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at September 30, 2011 and December 31, 2010 represent amounts due under: (i) two federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, (collectively, the “NIH Grants”) and (ii) two U.S. Department of Treasury, or U.S. Treasury grant awards. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment and Impairment of Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset. Substantially all of the Company’s property and equipment is lab equipment.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through September 30, 2011.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three or nine months ended September 30, 2011 and 2010 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 5,247,674 and 6,402,721 at September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements, including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after September 15, 2010. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

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

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the nine months ended September 30, 2010 and for the period from inception (January 25, 2006) through September 30, 2011.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the phase I grant covers a two-year period which commenced in June 2010, with a potential annual award of $300,000 per year. As of September 30, 2011, the entire phase 1 grant of $600,000 had been awarded. The Company records revenue associated with the NIH Grants as the related costs and expenses are incurred. During the three months ended September 30, 2011 and 2010 and for the period from inception (January 25, 2006) through September 30, 2011, the Company recorded $47,063, $97,856 and $421,219 of revenue associated with this Staph Grant award, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded $156,584 and $154,321 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the phase I grant covers a two-year period which commenced in June 2011, with a potential annual award of $300,000 per year. During the three and nine months ended September 30, 2011 and for the period from inception (January 25, 2006) through September 30, 2011, the Company recorded $44,693 of revenue associated with the C. diff Grant award.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement with a third party. Under the terms of the Collaboration Agreement, the Company will provide certain antibody screening services for an upfront cash fee of $200,000 and will be reimbursed for certain costs and expenses associated with providing the services or the third party’s use of the Company’s laboratory and instrumentation, or the Development Costs. The upfront fee and reimbursable Development Costs will be accounted for as separate units of accounting. The Company records the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense. For the three and nine months ended September 30, 2010 and September 30, 2011, the Company recognized revenue of $16,475 and $0, respectively, as reimbursable research and development costs.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the three and nine months ended September 30, 2011 and for the period from inception (January 25, 2006) through September 30, 2011, the Company recognized $0, $200,000 and $200,000, respectively, in revenue as the agreed upon services were delivered in March 2011 and there were no other significant obligations on the part of the Company.

U.S. Treasury Grants

In October 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant” for the period from inception (January 25, 2006) through September 30, 2011.

4. Related Party Transactions

Dr. Jane Hsiao, a STI board member, has served as Chairman of the Board of each of Safestitch Medical, Inc. (“Safestitch”) and Non-Invasive Monitoring Systems, Inc. (“NIMS”), both medical device companies. Dr. Hsiao is the Chief Technical Officer and a Board member of Opko. Effective in October 2011, Dr. Curtis Lockshin, a STI board member, began serving as a Vice President of Opko. Opko is a significant shareholder of the Company. Commencing in June 2011, the Company hired Corporate Counsel and Corporate Secretary that serves as the Chief Legal Officer and Corporate Secretary of Safestitch and NIMS under a board-approved cost sharing arrangement. The Company recorded $10,500 and $12,250 of general and administrative expenses for the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Chief Scientific Officer and interim CEO, and a director and stockholder of the Company, for $9,236. Such amount was paid in full in 2010.

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

At September 30, 2011, 2,012,674 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to ten years from the grant date. As of September 30, 2011 and December 31, 2010, no further shares may be granted under this plan and 120,000 options were outstanding.

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

During the nine months ended September 30, 2011 and 2010, the Company’s Board of Directors awarded 1,780,000 and 1,455,000 options to certain employees and consultants and 10,165,000 and 10,545,000 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine months ended September 30,
	2011	2010
Dividend yield	0	0
Volatility	102%	102%
Risk-free interest rate	2.17% - 2.61%	2.48% - 2.85%
Expected life of options	5.7 years	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2011 and 2010 was $0.11 and $0.051, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $32,846, $34,499 and $84,412 for the nine months ended September 30, 2011 and 2010 and for the period from inception (January 25, 2006) through September 30, 2011, respectively.

As of September 30, 2011, unrecognized compensation cost related to the employee options was $80,942, which will be recognized over 2.9 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $188,477, $130,681 and $389,522 for the nine months ended September 30, 2011 and 2010 and for the period from inception (January 25, 2006) through September 30, 2011, respectively.

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

During the three and nine months ended September 30, 2011, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2010 contained in our 2010 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. Revenues were $91,756 for the three months ended September 30, 2011, as compared to $114,331 for the three months ended September 30, 2010. The decrease is primarily due to a decline in reimbursable development costs under our Collaboration Agreement.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin- resistant Staph, or the Staph Grant award. The project period for this grant covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of September 30, 2011, the entire phase 1 grant of $600,000 had been awarded. From June 2010 through September 30, 2011, $421,219 of the Staph Grant award has been recorded in grant revenue.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the phase I grant covers a two-year period which commenced in July 2011, with a potential annual award of $300,000 per year. As of September 30, 2011, $300,000 had been awarded and for the three months ended September 30, 2011, $44,693 of the C. diff Grant award has been recorded in grant revenue.

We had no other revenue during the three months ended September 30, 2011 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2011 and 2010 were $636,453 and $345,976, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the Staph and C. diff Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $290,477 is attributable to salaries, stock-based compensation expense, consulting costs and lab supply costs incurred in connection with expanded research and development activities after the construction of our libraries was completed in April 2010 and receipt of the NIH Grant awards in May 2010 and July 2011, respectively. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 and 2010 were $158,969 and $213,896, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The decrease of $54,927 is primarily attributable to decreased salaries related to the departure of our former Chief Executive Officer. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the three months ended September 30, 2011 and 2010 was nominal.

Net Loss. Net loss for the three months ended September 30, 2011 and 2010 was $702,288 and $444,834, respectively. The increase in net loss is mainly attributable to the expanded research and development activities.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues. Revenues were $401,277 for the nine months ended September 30, 2011, as compared to $170,796 for the nine months ended September 30, 2010. The increase is primarily due to: (i) collaboration revenue of $200,000 earned under the Collaboration Agreement, upon delivering all screening services in March 2011, and (ii) incremental grant revenue of $46,956 due to increased activities under the NIH Grants.

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2011 and 2010 were $1,861,398 and $975,907, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $885,491 is attributable to salaries, stock-based compensation expense, consulting costs and lab supply costs incurred in connection with expanded research and development activities after the construction of our libraries was completed in April 2010 and receipt of the NIH Grant awards in May 2010 and July 2011, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $1,019,001 and $818,316, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $200,685 is primarily attributable to increased salaries, general legal costs, and travel and related costs. In April 2011, the Company paid its former Chief Executive Officer a non-recurring severance in the amount of one year’s base salary.

Interest Income. Interest income for the nine months ended September 30, 2011 and 2010 was nominal.

Net Loss. Net loss for the nine months ended September 30, 2011 and 2010 was $2,474,368 and $1,620,310, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities offset by increased revenues related to amounts earned under our Collaboration Agreement and incremental grant revenue.

Liquidity and Capital Resources

As of September 30, 2011, we had $2.3 million in cash and cash equivalents, attributable primarily to the closing of the private placement of our common stock for aggregate gross proceeds of $3.6 million in December 2010.

Cash Flows from Operating Activities. Net cash used for operating activities was $2,204,385 for the nine months ended September 30, 2011 and is primarily attributable to our net loss of $2,474,368, a net decrease of $55,362 in working capital balances, partially offset by $325,345 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $1,418,211 for the nine months ended September 30, 2010, and primarily reflects a net loss of $1,620,310, a net increase in working capital balances of $19,973, and $182,126 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $810,609 for the nine months ended September 30, 2011 as compared to $46,034 for the nine months ended September 30, 2010. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was nominal.

Future Liquidity Needs. From inception through September 30, 2011, we have principally financed our operations through private equity financings with aggregate net proceeds of $7.5 million, as we have not generated any product-related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. This uncertainty raises substantial doubt of our ability to continue as a going concern.

Based on our resources at September 30, 2011, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations through July 2012. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through September 30, 2011, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SORRENTO THERAPEUTICS, INC.

Date: November 8, 2011	By:	/s/ Henry Ji, PH.D.

Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Richard Glenn Vincent

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