Form 10-K
period 2011-12-31
Sorrento Therapeutics, Inc.
filed 2012-03-30
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2011 (the last trading day of the registrant’s second fiscal quarter of 2011), as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $37,230,667.

At March 30, 2012, the registrant had 262,347,135 shares of common stock outstanding.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2011

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A—“Risk Factors” in this Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I

Item 1.	Business.

Overview

We are a development stage biopharmaceutical company focused on the discovery, development and commercialization of novel and/or proprietary biotherapeutics for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. In 2011, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to progress into preclinical development activities in 2012 and 2013. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy. In 2011, we built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

Our therapeutic objective is to develop two classes of antibody drug products: (i) First in Class, or FIC, and/or (ii) biobetters, which may include greater efficacy and/or fewer adverse events or side effects as compared to existing drugs. Although we intend to retain ownership and control of some product candidates by advancing them further into preclinical development, we will also consider partnerships with pharmaceutical or biopharmaceutical organizations, with the appropriate experience and expertise, in order to balance the risks associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates.

Corporate Information

On September 21, 2009, QuikByte Software, Inc., a Colorado corporation and shell company, or QuikByte, consummated its acquisition of Sorrento Therapeutics, Inc., a Delaware corporation and private concern, or STI, in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were converted into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock immediately following the Merger.

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

We believe that, as products, antibodies have several potential clinical and commercial advantages over traditional therapies, including small molecule drugs and surgery. These advantages may include the following:

•	fewer unwanted and uncomfortable side effects as a result of high specificity for the disease target;

•	greater patient compliance (use) as a result of more favorable pharmacokinetics over traditional therapies, including better absorption, distribution, metabolism and excretion;

•	enhanced ability to deliver various payloads, including drugs, radiation and toxins, to specific disease sites while avoiding surrounding (healthy) tissues;

•	reduced risk of failure while developing biobetter antibody therapeutics; and

•	overall lower cost of clinical development for the biobetter antibody therapeutic candidates.

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

Proprietary Human Antibody Library Technology

We believe the STI Technology is a significant improvement over traditional technologies used to construct large human antibody libraries. STI has the ability to produce fully human antibody libraries of far greater diversity (that is, the number of different antibody species) and single class libraries, such as Immunoglobulin G (IgG) for therapeutic antibodies or Immunoglobulin A (IgA) for anti-infective secretory antibodies. It is this dual advantage of high diversity and single class libraries that provides STI with what we believe is the premier antibody library asset in the industry. The fact that STI has generated a proprietary portfolio of fully human antibody preclinical candidates as both FIC and biobetters provides evidence that the STI proprietary human antibody libraries are a valuable tool for discovering proprietary preclinical candidates.

The STI Technology was initially invented by Henry Ji, Ph.D., STI’s co-founder, Interim Chief Executive Officer and Chief Scientific Officer. A U.S. patent covering the STI Technology was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering significant improvements to the initial STI Technology, with the key improvements relating to what we believe is our ability to achieve greater library diversity and single class libraries. We have requested nonpublication of a key library breakthrough invention so as to avoid difficulties of patent enforcement in other countries where the patent enforcement system may not be nearly as robust as in the U.S. Utilizing this approach, we plan to delay patent publication until this advance issues as a U.S. patent.

A traditional technology for the construction of human antibody libraries is the so-called “Winter II Technology”, developed by the Medical Research Council, at Cambridge, UK, The Scripps Research Institute in La Jolla, CA, or TSRI, and Stratagene, Inc. in La Jolla, CA. The Winter II Technology is a process to generate human antibody libraries via amplification of the highly variable regions of the heavy and light chains of human immunoglobulin genes obtained from human blood samples, followed by cloning and expression in a display system. The Winter II Technology process is covered by U.S. patents that begin to expire in 2018. We believe that the STI proprietary libraries do not follow the Winter II patents.

Our Technology Advantages

We believe the STI Technology may offer the following advantages over competing technologies:

•

The STI Technology has been designed to provide the full spectrum of human immunoglobulin gene recombination in fully human mAb libraries. Unlike chimeric and humanization technologies, the STI Technology has allowed the generation of antibodies with fully human protein sequences without the challenges and limitations of animal-to-human gene transfer procedures.

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

In addition, we believe that our platform offers advantages over competing platforms, as we are an independent, development stage biotechnology company and, except for our limited license agreement with OPKO Health, Inc., or OPKO, we are not a party to agreements that restrict our right to enter into collaborative arrangements with third parties.

Competition

We compete in an industry characterized by intense competition and rapid technological change. We face, and will continue to face, competition in both the discovery and development of any of our product candidates. New discoveries and developments occur and are expected to continue to occur at a rapid pace. There are many companies, including major pharmaceutical and specialized biotechnology companies, engaged in activities similar to ours. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures.

Many of these entities are significantly larger and have greater financial resources, technical staff, manufacturing, research and development resources, including personnel and technology, expertise in prosecution and enforcement of intellectual property rights and marketing capabilities than us, and many have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing, sales and distribution and other regulatory approval and commercial procedures. They may also have a greater number of patents and greater legal resources to seek remedies for cases of alleged infringement of their patents, which may have the effect of blocking, delaying or compromising our own drug development process.

A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances, these products have already entered clinical trials or are already being marketed. Discoveries or commercial developments by our competitors may render some or all of our technologies or potential products obsolete or non-competitive.

Our Strategy

Our objective is to, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, identify drug development candidates derived from our antibody libraries. In the event we are successful in identifying drug development candidates, we intend to actively seek partners with experience and expertise in antibody drug development for clinical development of these candidates. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our development candidates. Key elements of our strategy are:

•

Screen clinically attractive antigens. Utilizing the STI Technology, we have been and intend to continue screening clinically attractive antigens in the areas of infectious diseases, cancer, cardiovascular, or autoimmune and inflammatory diseases against our antibody libraries with the goal of identifying high quality, functional antibodies. We believe these antibodies represent potential novel and/or proprietary drug development candidates. The isolated human antibodies selected for respective antigens have been and will be subjected to further biochemical characterization and functional testing, such as binding affinity, specificity and kinetics, cellular functionality and animal model testing. The majority of the isolated human antibodies have and may undergo further optimization, applying for example in vitro maturation or molecular evolution to improve their affinity and specificity.

•

Establishing partnerships to seek development efficiency. We intend to minimize technology risk and optimize development efficiency. For biobetter product candidates, the clinical development program established by the FIC provider is a significant advantage, as it represents a development strategy that has been shown to be successful. For FIC products, we expect to seek partnerships with biopharmaceutical companies with experience and expertise in the clinical indications under consideration for any drug candidates we develop.

See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.

Intellectual Property

The STI Technology is an antibody library generation technology which we believe represents a significant improvement over the traditional Winter II Technology. The STI Technology was initially invented by Henry Ji, Ph.D., STI’s co-founder and our Interim Chief Executive Officer and Chief Scientific Officer, and assigned to us by Dr. Ji.

A U.S. patent covering the STI Technology was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering significant improvements to the initial STI Technology, with the key improvements relating to what we believe is our ability to achieve greater library diversity and single class libraries. We have requested nonpublication of a key library breakthrough invention so as to avoid difficulties of patent enforcement in other countries where the patent enforcement system may not be nearly as robust as in the U.S. Utilizing this approach, we plan to delay patent publication until this application issues as a U.S. patent.

We rely on patents, trade secrets and proprietary know-how to protect our intellectual property rights. We plan to diligently prosecute and defend our patents and proprietary technology.

License Agreement with OPKO Health, Inc.

In June 2009, we entered into a limited license agreement, or the OPKO License, with OPKO pursuant to which we granted OPKO an exclusive, royalty-free, worldwide license under all U.S. and foreign patents and patent applications owned or controlled by us or any of our affiliates, or the STI Patents, to (i) develop, manufacture, use, market, sell, offer to sell, import and export certain products related to the development, manufacture, marketing and sale of drugs for ophthalmological indications, or the OPKO Field, and (ii) use and screen any population of distinct molecules covered by any claim of the STI Patents or which is derived by use of any process or method covered by any claim of the STI Patents to identify, select and commercialize certain products within the OPKO Field. Subject to certain limitations, OPKO will have the right to sublicense the foregoing rights granted under the OPKO License. Additionally, pursuant to the OPKO License, OPKO has granted us an exclusive, royalty-free, worldwide license to any patent or patent application owned or controlled by OPKO or any of its affiliates, or the OPKO Patents, to develop, use, make, market, sell and distribute certain products in any field of use, other than the OPKO Field, or the STI Field.

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

License Agreement with The Scripps Research Institute

In January 2010, we entered into a license agreement, or the TSRI License, with TSRI. Under the TSRI License, TSRI granted us an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus, or Staph, infections, including Methicillin-resistant Staph, or MRSA. In consideration for the license, we issued TSRI a warrant for the purchase of common stock, and agreed to pay TSRI a nominal annual royalty, a running royalty based on any sales of licensed products by us or our affiliates and a royalty for any revenues generated by us through our sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires us to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, we may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by us or upon our failure to undertake certain activities in furtherance of commercial development goals. Unless terminated by us or TSRI, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed by us under the agreement.

Collaboration Agreement

In July 2010, we entered into a feasibility study agreement, or the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, we provided certain antibody screening services for an upfront cash fee of $200,000 and were reimbursed $23,453 for certain costs and expenses associated with providing the services. We completed the screening services in March 2011.

Clinical Development

We currently focus our efforts primarily in the identification and isolation of human antibody drug candidates and further characterize these antibody candidates in in vitro functional testing. Due to our limited financial resources, we intend to actively seek product development and commercialization partners in the biopharmaceuticals industry, with experience and expertise in the antibody drug development field, in order to engage in the clinical development of any product candidates we may seek to develop.

Manufacturing, Marketing and Sales

We currently do not have any clinical or commercial manufacturing or sales capabilities. We may or may not manufacture the products we develop, if any. We intend to license to, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses, which are equipped to manufacture, market and/or sell our products, if any, through their well-developed manufacturing capabilities and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.

Government Regulation

U.S. Regulations

We are further developing our internally discovered product candidates. The U.S. Food and Drug Administration, or FDA, regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Specifically, government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to products and product candidates labeled for use in humans:

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

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Each clinical study at each clinical site must be reviewed and approved by an independent institutional review board prior to the recruitment of subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 studies may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics.

Phase 2 usually involves studies in a larger, but still limited patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications, to determine dosage tolerance and optimal dosage and to identify possible short-term adverse effects and safety risks.

Phase 3 trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.

The results generated from the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a

Biologics License Application, or BLA, requesting approval to market the product candidate. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If determined to be complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable. The FDA’s established goals for the review of a BLA are six months for Priority applications and 10 months for Standard applications, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the application can be approved.

Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes, requires FDA review and approval of a BLA Supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

Foreign Regulations

In addition to regulations in the U.S., we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drug products. The foreign regulatory approval process includes substantially all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

There can be no assurance that in the event we seek to develop any product candidate, we or any of our partners would be able to satisfy one or more of these requirements to conduct preclinical or clinical trials or receive any regulatory approvals.

Third-Party Reimbursement and Pricing Controls

In order to raise sufficient financial resources to continue to advance our product candidates, we will need to address pricing pressures and potential third-party reimbursement coverage for our product candidates. In the

U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. It is and will continue to be time-consuming and expensive for us or our strategic collaborators to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

In many foreign markets, including the countries in the European Union, pricing of pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing control.

Employees

As of December 31, 2011, we had 13 employees and 12 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Address

Our principal executive offices are located at 6042 Cornerstone Ct. West, Suite B, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of our website are not part of this Form 10-K.

Item 1A.	Risk Factors.

Risks Related to Our Business

We are a development-stage company subject to all of the risks and uncertainties of a new business, including the risk that we or our partners may never develop or market any products or generate product related revenues. We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are currently unprofitable and cannot assure you that we will ever become or remain profitable.

We are a recently formed development-stage biopharmaceutical company that has only recently begun operations and commenced research and development activities. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully human mAbs will be suitable for research, diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have not generated any product related revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2011 and 2010, we had net losses of $3.2 million and $1.8 million, respectively. As of December 31, 2011, we had an accumulated deficit of $6.1 million. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the ongoing discovery and development of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

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

We believe that our current cash balances and cash equivalents will be sufficient to meet our operating and capital requirements, as currently being conducted, for at least one year, and will provide us the financial resources to continue to develop our antibody libraries. However, because of the uncertainties in our business, including the uncertainties discussed in this “Risk Factors” section, we cannot assure you that this will be the case. Our future capital requirements will depend on many factors, including:

•	the progress of the development of our core technology and product candidates;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our product candidates.

In order to carry out our business plan and implement our strategy, including the continued development of antibody libraries and the continued development of our pipeline of product candidates in both the FIC and biobetter market segments, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, asset sales, government grants, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.

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

We have a limited operating history upon which to base an investment decision and we may be unable to successfully develop our technology or any product candidates.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful development or commercialization of the technology we are seeking to develop. Because we only recently commenced operations, we have a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area.

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

Our operations have been limited to organizing our company, acquiring, developing and securing our proprietary technology and identifying and obtaining early preclinical data for various product candidates. These operations provide a limited basis for you to assess our ability to continue to develop our technology, identify product candidates, develop and commercialize any product candidates we are able to identify and enter into successful collaborative arrangements with other companies, as well as for you to assess the advisability of investing in our securities. Each of these requirements will require substantial time, effort and financial resources.

Our potential product candidates are in early stages of development and any product candidates that we develop will require extensive preclinical and clinical testing before they are approved by the appropriate regulatory agency, if at all.

The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. We are in the early stages of developing potential product candidates, and any candidates that we develop will require extensive preclinical and clinical testing before they will be approved by the FDA or another regulatory authority in a jurisdiction outside the U.S., if at all. We have not yet developed any product candidate; if we were to do so there are a number of requirements that we would be required to satisfy in order to begin conducting preclinical trials and there can be no assurance that we will develop product candidates or complete the steps necessary to allow us to commence these trials. We cannot predict with any certainty the results of preclinical testing or whether such trials would yield sufficient data to permit us, or those with whom we collaborate, to proceed with clinical development and ultimately submit an application for regulatory approval of our product candidates in the U.S. or abroad, or whether such applications would be approved by the appropriate regulatory agency. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Our product development efforts may not be successful.

Our product development efforts for our FIC therapeutic antibodies are designed to focus on novel therapeutic approaches and technologies that have not been widely studied. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. These approaches and technologies may never be successful.

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

In addition, our dependence on licensing, collaboration and other agreements with third parties may subject us to a number of risks. These agreements may not be on terms that prove favorable to us and may require us to relinquish certain rights in our product candidates. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of product candidates. The decision by our collaborators to pursue alternative technologies or the failure of our collaborators to develop or commercialize successfully any product candidate to which they have obtained rights from us could materially harm our business, financial condition and results of operations.

We expect to rely on third parties to gain access to certain antigens.

We expect to gain access to antigens through contractual arrangements with leading academic researchers, through companies involved in supplying antigens, by isolating them ourselves, or from publicly available sources. In the event we are unable to access antigens in sufficient quantities, or at all, we may not be able to perform antibody discovery activities for certain antigens, which may have an adverse impact on our business and financial condition.

We expect to rely on third parties to conduct any clinical trials for any product candidates we develop, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for any product candidates we develop.

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

The biopharmaceutical space is characterized by intense competition and rapid technological advances. Even if we are able to develop our proprietary platform technology and additional antibody libraries, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have validated technologies with products already FDA-approved or in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing product candidates and technologies generally;

•	undertaking preclinical testing and clinical trials;

•	obtaining FDA and other regulatory approvals of product candidates;

•	formulating and manufacturing product candidates; and

•	launching, marketing and selling product candidates.

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

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. We do not currently maintain hazardous materials insurance coverage. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially harm our business.

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital and our ability to implement our overall business strategy.

We are highly dependent on the key members of our management and scientific staff, especially our Interim Chief Executive Officer and Chief Scientific Officer, Henry Ji, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We have one issued U.S. patent and the examination of its European equivalent is currently in progress. In 2011, several improvement patent applications were filed for our proprietary antibody library technology. However, due to the difficulties of enforcing such antibody library technology, we filed a key patent application in the U.S. only and requested nonpublication. We have commenced generating a patent application portfolio of patents to protect each product candidate in our pipeline. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved or any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies.

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel and our consultants and advisors, as well as our licensors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. Unlike some of our competitors, we maintain our proprietary libraries for ourselves as we believe they have proven to be superior in obtaining strong binder product candidates. To this end, we require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

Third party competitors may seek to challenge the validity of our patents, thereby rendering them unenforceable or we may seek to challenge third party competitor patents if such third parties seek to interpret or enforce a claim scope going well beyond the actual enabled invention.

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

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter validly claimed in the patents held by others;

•	pay damages; and

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriates third party intellectual property rights. However, we may seek to use various post-grant administrative proceedings, including new procedures created under the America Invents Act, to invalidate potentially overly-broad third party rights. Even if we are able to defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. Although we have not yet experienced patent litigation, we may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, or at all, if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	announcements of the introduction of new products by our competitors;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements concerning product development results or intellectual property rights of others;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	legal disputes, government investigations and the results of any proceedings or lawsuits;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

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

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce our trading, making it difficult for our stockholders to sell their shares.

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

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

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

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our product candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of our product candidates.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.

As of December 31, 2011, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 63% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our certificate of incorporation, as amended, and bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of our officers and/or directors.

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

We currently lease approximately 12,000 square feet of office and laboratory space in San Diego, California. Our initial lease expires in September 2014, but includes an option to extend the term of the lease for one additional four-year period. Effective April 1 2012, we entered into a supplemental amendment to add additional rental space, which expires in April 2017. This supplemental amendment contains an option to extend the term for the additional rental space by five years at the then prevailing rate. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the OTCBB under the symbol “SRNE” and began quotation on the OTCBB on an unpriced basis in December 2006.

Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility.

The following table sets forth the range of high and low bid quotations for our common stock, as reported by the OTCBB, on a quarterly basis for the fiscal years ended December 31, 2011 and 2010. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended on December 31, 2010

	High	Low
Quarter Ended March 31, 2010	$2.99	$0.50
Quarter Ended June 30, 2010	3.00	0.40
Quarter Ended September 30, 2010	1.75	0.40
Quarter Ended December 31, 2010	1.75	0.30

For the Fiscal Year Ended on December 31, 2011

	High	Low
Quarter Ended March 31, 2011	$0.60	$0.20
Quarter Ended June 30, 2011	0.30	0.20
Quarter Ended September 30, 2011	0.28	0.15
Quarter Ended December 31, 2011	0.24	0.10

Holders of Record

As of March 30, 2012, there were 252 holders of record of our common stock and an undetermined number of beneficial owners.

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

Stock Repurchases

In January 2011, we repurchased 1,104,135 unvested shares of restricted common stock for $43.00.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2011 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2011. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,827,500	$0.12	10,372,500	(2)
Equity compensation plans not approved by security holders(3)	120,000	$0.04	—

Total	2,947,500	$0.12	10,372,500

(1)	Comprised of our 2009 Stock Incentive Plan, or the 2009 Plan.
(2)	Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. Pursuant to the terms of the 2009 Plan, the share reserve of the 2009 Plan will automatically increase on the first day of each fiscal year, from fiscal year 2011 through 2019, by the lesser of (a) 1,200,000 shares, (b) one percent (1%) of outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share), and (c) such number of shares of common stock approved by the board of directors or applicable committee thereof. Effective January 1, 2012, 14,400,000 shares were authorized under the 2009 Plan, with 11,572,500 shares remaining available for future issuance under the plan.
(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K we are not required to provide the information set forth in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a development stage biopharmaceutical company focused on the discovery, development and commercialization of novel and/or proprietary biotherapeutics for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. In 2011, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to progress into preclinical development activities in 2012 and 2013. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully human and that bind to disease targets appropriate for antibody therapy. In 2011, we built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

Our therapeutic objective is to develop two classes of antibody drug products: (i) FIC and/or (ii) biobetters. Although we intend to retain ownership and control of some product candidates by advancing them further into preclinical development, we will also consider partnerships with pharmaceutical or biopharmaceutical organizations, with the appropriate experience and expertise, in order to balance the risks associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone related development fees and royalties by licensing rights to our development candidates.

Corporate Information

On September 21, 2009, QuikByte Software, Inc., a Colorado corporation and shell company, or QuikByte, consummated its acquisition of Sorrento Therapeutics, Inc., a Delaware corporation and private concern, or STI, in a reverse merger (the “Merger”). Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were converted into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock immediately following the Merger.

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

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2011 and 2010. The discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2011 and 2010

Revenues. Revenues were $529,184 for the year ended December 31, 2011, as compared to $682,568 for the year ended December 31, 2010. In 2011, grant and collaboration and reimbursable research and development costs revenue was $329,184 and $200,000, respectively. In 2010, grant and collaboration and reimbursable research and development costs revenue was $659,115 and $23,453, respectively. The net decrease in grant revenue is primarily due to the U.S. Department of the Treasury’s award to us during 2010 of two one-time grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code, and incremental grant revenue of $64,549 due to increased activities under the grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH. Collaboration and reimbursable research and development costs revenue of $200,000 in 2011 was earned under the Collaboration Agreement, upon delivering all screening services in March 2011.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin- resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of December 31, 2011, the entire Phase I grant of $600,000 had been awarded. From June 2010 through December 31, 2011, $480,621 of the Staph Grant award had been recorded in grant revenue. In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the C. diff Grant award covers a two-year period which commenced in July 2011, with a potential award of $300,000 per year. As of December 31, 2011, $300,000 had been awarded and for the year ended December 31, 2011, $113,198 of the C. diff Grant award had been recorded in grant revenue.

We had no other revenue during the year ended December 31, 2011 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the timing and amount of grant awards, research and development reimbursements and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2011 and 2010 were $2,570,406 and $1,392,345, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the Staph and C. diff Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $1,178,061 is attributable to salaries, stock-based compensation expense, consulting and lab supply costs incurred in connection with our expanded research and development activities following the construction of our libraries, which was completed in April 2010, and receipt of the NIH Grant awards in May 2010 and July 2011, respectively. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2011 and 2010 were $1,201,220 and $1,102,395, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $98,825 is primarily attributable to increased salaries, general legal costs, travel and related costs. In April 2011, we paid our former Chief Executive Officer a non-recurring severance in the amount of one year’s base salary. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the years ended December 31, 2011 and 2010 was $5,951 and $3,786, respectively. The increase in interest income resulted from higher average cash balances in 2011 as compared to 2010. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the years ended December 31, 2011 and 2010 was $3,236,491 and $1,808,386, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities as well as lower revenue.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, we had $3,466,549 and $5,277,578 in cash and cash equivalents, respectively, primarily attributable to the closing of private placements aggregating gross proceeds of $2.0 million and $3.6 million in 2011 and 2010, respectively.

Cash Flows from Operating Activities. Net cash used for operating activities was $2,743,375 for 2011 and is primarily attributable to our net loss of $3,236,491, which was partially offset by $457,253in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $1,546,818 for 2010 and primarily reflects a net loss of $1,808,386, which was partially offset by $274,367 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $1,051,737 for 2011 as compared to less than $46,035 for 2010. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2011 and 2010 was $1,984,083 and $3,440,525, respectively, which were primarily derived from the sale of our common stock in private placement transactions.

Future Liquidity Needs. From inception through December 31, 2011, we have principally financed our operations through private equity financings with aggregate net proceeds of $9,530,544, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at December 31, 2011, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Related Party Transactions. In 2010, we purchased and paid for certain equipment from a company owned by Dr. Henry Ji, our Interim Chief Executive Officer and Chief Scientific Officer, and a director and stockholder for $9,236. There were no related party transactions in 2011.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2011, we have not experienced any losses on such accounts.

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

Revenue Recognition. Our revenues are generated from grant awards and a collaboration agreement. The revenue from grant awards are based upon subcontractor costs and internal costs incurred that are specifically covered by each grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. The revenue from the Collaboration Agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services as provided for in the Collaboration Agreement. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

Off-Balance Sheet Arrangements

From our inception through December 31, 2011, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 15, 2012:

Name	Age	Title(s)
Dr. Henry Ji	47	Director, Interim Chief Executive Officer and Chief Scientific Officer
Richard G. Vincent	48	Chief Financial Officer
Glenn L. Halpryn	51	Director
Dr. Jane H. Hsiao	64	Director
Dr. Curtis Lockshin	51	Director
Dr. Kim D. Janda	54	Director
M. Scott Salka	50	Director
Dr. Diane D-S. Tang-Liu	55	Director

Henry Ji, Ph.D. co-founded Sorrento Therapeutics, Inc. in January 2006 and served as its Chief Scientific Officer since November 2008, as a director since January 2006, and as its Interim Chief Executive Officer since April 2011. Dr. Ji also served as our Secretary from September 2009 to June 2011. Dr. Ji was appointed to serve as our Chief Scientific Officer effective upon our acquisition of Sorrento Therapeutics, Inc. in September 2009. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 17 years of biotechnology and biopharmaceutical experience to his position on our board of directors. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in our day-to-day operations as our Interim Chief Executive Officer and Chief Scientific Officer, allows him to bring to our board of directors a broad understanding of the operational and strategic issues we face.

Richard G. Vincent joined us in January 2010, and has served as our Chief Financial Officer, on a part-time basis, since February 2010. Since April 2008, Mr. Vincent has also served as a contract Chief Financial Officer for various other companies, including Elevation Pharmaceuticals, Inc., Genoa Pharmaceuticals, Inc., Meritage Pharma, Inc., Verus Pharmaceuticals, Inc., Chumby Industries, Inc. and Suneva Medical, Inc. From October 2004 to March 2009, Mr. Vincent served as Chief Financial Officer of Verus Pharmaceuticals, Inc., a specialty pharmaceutical company focused on developing and commercializing pediatric drug/device combination products for the treatment of asthma, allergies, and related diseases and conditions. From October 2003 to October 2004, Mr. Vincent served as Chief Financial Officer of Women First HealthCare, Inc., a public specialty pharmaceutical company focused on women’s healthcare and dermatology. Mr. Vincent also served as Senior Director of Finance for Elan Pharmaceuticals, Inc., a public biopharmaceutical company engaged in research, development and commercial activities primarily in neuroscience, autoimmune and severe chronic pain, from October 2001 to October 2003. From November 1995 to October 2001, Mr. Vincent served in various senior management capacities for several wireless and technology companies. From 1987 to 1995, Mr. Vincent held a number of positions with Deloitte & Touche LLP, the last of which was senior manager, where he specialized in emerging growth and publicly-reporting companies. Mr. Vincent became a Certified Public Accountant in California in 1989 and holds a B.S. degree in business with an emphasis in accounting from San Diego State University.

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

Glenn L. Halpryn has served as a director since July 2008 and as Chairman of the Board since April 2011. From July 2008 to August 2009, Mr. Halpryn served as our Chairman of the Board, Chief Executive Officer and

President. Since August 2010, Mr. Halpryn has served as a Director of ChromaDex Corporation, a publicly traded company that supplies phytochemical reference standards and reference materials, related contract services, and products for the dietary supplement, nutraceutical, food and beverage, functional food, pharmaceutical and cosmetic markets. From April 2010 until October 2011, Mr. Halpryn served as a Director of CDSI Holdings, Inc., a public shell company seeking new business opportunities. Since 2001, Mr. Halpryn has served as Chief Executive Officer and a director of Transworld Investment Corporation and is an active investor and management member of investor groups in various land acquisition and development projects. Since September 2008, Mr. Halpryn has served as a director of Castle Brands Inc., a developer and international marketer of premium branded spirits whose shares are traded on the NYSE Amex (formerly known as the American Stock Exchange). From December 2008 until June 2011, Mr. Halpryn served as a director of SearchMedia Holdings Limited, an outdoor billboard and in-elevator advertisement company in China. From September 2008 until August 2010, Mr. Halpryn served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation specializing in the manufacture of skin creams and prescription medication for the treatment of pain management. From December 2006 through 2009, Mr. Halpryn served as a director or held various executive officer positions in the Getting Ready Corporation (a publicly held shell corporation that merged with Winston Pharmaceuticals, Inc. in September 2008), Ideation Acquisition Corporation (a publicly traded special purpose acquisition corporation that merged into SearchMedia Holdings Limited in November 2009), clickNsettle.com (a publicly held shell corporation that merged with Cardo Medical, LLC in September 2008) and Longfoot Communications, Inc. (a publicly held shell corporation that merged into Kidvill Holdings, LLC in August 2008). Mr. Halpryn served as a director of Ivax Diagnostics, Inc., a publicly held corporation, from 2002 until September 2008. Mr. Halpryn was Chairman of the Board and Chief Executive Officer of Orthodontix, Inc., a publicly held corporation, from April 2001 until Orthodontix merged with Protalix BioTherapeutics, Inc. in December 2006.

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

Jane H. Hsiao, Ph.D., MBA. Dr. Hsiao has served as a director since January 2010. Dr. Hsiao has served as Vice-Chairman and Chief Technical Officer of OPKO, a publicly traded specialty healthcare company, since May 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Dr. Hsiao has served as Chairman of the Board of each of Safestitch Medical, Inc. and Non-Invasive Monitoring Systems, Inc., or NIMS, both medical device companies, since September 2007 and October 2008, respectively. Dr. Hsiao has also served as Interim CEO of NIMS since February 2012. Dr. Hsiao is also a director of PROLOR Biotech, Inc., a development stage biopharmaceutical company, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Previously Dr. Hsiao served on the boards of directors of IVAX Diagnostics and Protalix BioTherapeutics, Inc.

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

Curtis Lockshin, Ph.D. has served as a director since July 2008. Since October 3, 2011, Dr. Lockshin has served as Vice President, Corporate R&D Initiatives at OPKO. From 2003 until September 30, 2011, Dr. Lockshin served as an independent pharmaceutical and life sciences consultant, focused on small companies that seek to leverage their technology assets inside healthcare, biotechnology and security sectors. Dr. Lockshin served as a director of Winston Pharmaceuticals, Inc., a publicly held corporation and the parent company of Winston Laboratories, Inc., from September 2008 until May 2010. Dr. Lockshin served as a director of Getting Ready Corporation, a publicly held shell corporation, from December 2006 until its merger with Winston Laboratories in September 2008. Dr. Lockshin served as a director of clickNsettle.com, Inc., a publicly held shell corporation, from October 2007 until its merger with Cardo Medical, LLC in September 2008. Dr. Lockshin was a director of Orthodontix, Inc. from July 2006 until December 2006. From 1998 to 2002, Dr. Lockshin was a Scientist, Associate Director, and Director of Discovery Biology & Informatics at Sepracor Inc., where he was instrumental in establishing the New Leads program, which delivered novel chemical entities into the company’s preclinical pipeline. In 2002-2003, while Director of Discovery Biology at Beyond Genomics, Inc., Dr. Lockshin co-developed strategies for utilizing proprietary technology platforms in clinical trial optimization and prediction of off-target drug activities. Since 2004, Dr. Lockshin has served on the board of directors of the Ruth K. Broad Biomedical Research Foundation, a Duke University support corporation, which supports basic research related to Alzheimer’s disease and neurodegeneration via intramural, extramural, and international grants. Dr. Lockshin is a co-inventor on several U.S. patents and applications covering pharmaceuticals, biomaterials, and optics for remote biochemical sensing. He holds a Bachelor’s degree in Life Sciences and a PhD in Biological Chemistry, both from the Massachusetts Institute of Technology.

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

Kim D. Janda, Ph.D. has served as a director since April 2012. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioog & Med. Chem., PloS ONE and serves, or has served, on numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.

Dr. Janda has almost 25 years of experience in life sciences and a very strong technical expertise relating to the discovery and development of antibody therapeutics, which gives him a unique understanding of the operational challenges and opportunities facing our company. As an experienced scientist and inventor on multiple patents in the life science industry, Dr. Janda brings critical insights into the operational requirements of a discovery and development antibody company as well as to our overall business and strategies relating to our ongoing development efforts, and serves as the chair of our Scientific Advisory Board.

M. Scott Salka has served as a director since February 2012. Mr. Salka currently serves as CEO of Aspyrian, CendR, and Vesper Biologics, all biotechnology companies. Previously, from 2001-2010, Mr. Salka served as CEO of Ambit Biosciences, a biotechnology company in San Diego, California. Since 2009, Mr. Salka has served on the Board of Directors of San Diego State University School of Business and has served on the Board of Directors of BIOCOM, the largest regional life science association in the world, since 2007. Mr. Salka holds an MBA from Carnegie Mellon University and a B.S. in Finance from San Diego State University.

Mr. Salka’s experience as a CEO of multiple biotechnology companies and knowledge of the biotechnology industry bring a great business and practical understanding of our industry. Mr. Salka brings a broad understanding of the operational, financial and strategic issues facing companies and his experience in all aspects of early-stage companies provides valuable insight and perspective to the Board.

Diane D-S. Tang-Liu, Ph.D., has served as a director since February 2012. Dr. Tang-Liu currently serves as the Vice President, Clinical Pharmacology, Global Drug Development at Allergen, Inc. in Irvine, California, and has been employed by Allergen in various positions of increasing responsibility since 1981. Dr. Tang-Liu also serves as an adjunct Professor at USC – School of Pharmacy & Department of Pharmacology and Pharmaceutical Sciences in Los Angeles, California. Dr. Tang-Liu holds a Ph.D. in Pharmaceutical Chemistry from University of California, San Francisco and a B.S. in Pharmacy from National Taiwan University, Taipei, Taiwan, R.O.C. Dr. Tang-Liu is a fellow of the American Association of Pharmaceutical Scientis and the American College of Clinical Pharmacology.

Dr. Tang-Liu has over 30 years of experience in the pharmaceutical and life sciences industry at Allergen, with over 10 years as an executive. Her management experience in leading divisions within Allergen and managing large budgets, as well as academic experience provides both valuable insights and scientific perspective to our Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, no officer, director or greater than ten percent beneficial owner was delinquent with their Section 16(a) filing requirements, except for one Form 4 by SDL Ventures, LLC, an affiliate of the Scifres Trust and a greater than ten percent beneficial owner, that was filed late.

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

Consideration of Director Nominees

Director Qualifications

There are no specific minimum qualifications that our Board of Directors, or the Board, requires to be met by a director nominee recommended for a position on our Board, nor are there any specific qualities or skills that are necessary for one or more members of our Board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Board considers a potential director candidate’s experience, areas of expertise and other factors relative to the overall composition of our Board and its committees, including the following characteristics:

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

Security Holder Nominations

The Board will consider director candidates recommended by our stockholders of record. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether a candidate was recommended by a stockholder of record or not. Stockholders of record who wish to recommend individuals for consideration by the Board to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering a written recommendation to the Board, c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121, Attn: Corporate Secretary, no later than the close of business on the 45th day nor earlier than the 75th day prior to the anniversary date of the initial mailing of our proxy statement for our preceding year’s annual meeting of stockholders. However, if the meeting date is more than 30 days before or after the 1 year anniversary of the preceding year’s annual meeting of stockholders, written recommendations must be received by the Secretary at the principal executive offices by not later than the close of business on the later of (i) the 90th day before such annual meeting or (ii) the 10th day following the day on which public announcement (as defined in our bylaws) of the date of such meeting is first made. Each written recommendation must set forth, among other information:

•	the name and address of the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•

the class, series and number of our shares, and any of our convertible securities, that are beneficially owned by the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•

any proxy, contract, arrangement, understanding or relationship pursuant to which the stockholder of record and any beneficial owner on whose behalf the nomination is being made has the right to vote any of our voting securities;

•	any “short” interest in our securities held by the stockholder of record and any beneficial owner on whose behalf the nomination is being made;

•	the proposed director candidate’s name, age, business address and residential address;

•

complete biographical information for the proposed director candidate, including the proposed director candidate’s principal occupation or employment and business experience for at least the previous five years;

•	the class and number of our shares that are beneficially owned by the proposed director candidate as of the date of the written recommendation; and

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

Board Leadership Structure

We have a separate Chairman of the Board, Glenn Halpryn, and Interim Chief Executive Officer, Dr. Henry Ji. We believe that having an independent director serve as our Chairman allows our Chief Executive Officer to focus on our business, while allowing the Chairman of the Board to fulfill his fundamental Board leadership role, which includes providing advice to and independent oversight of our Board.

The Chairman of the Board role requires significant additional commitment, particularly as the Board’s oversight responsibilities continue to grow due to our expanding business operations. Our Board is committed to good corporate governance and believes that it is appropriate for an independent, highly-qualified, director to serve as its Chairman.

Our Chairman of the Board is responsible for the orderly functioning of our Board and enhancing its effectiveness. Our Chairman guides Board processes, provides input on agenda items and presides at Board meetings. Our Chairman additionally acts as a liaison between our Board members and our executive management team, consulting regularly and providing guidance on Board-related matters. In the absence of the Chairman, another independent director typically presides at meetings of the Board.

Board’s Role in Risk Oversight

Our Board has an active role, as a whole and also at the committee level, in overseeing management of our risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our Audit Committee oversees management of financial risks and manages risks associated with the independence of the Board of Directors and potential conflicts of interest and oversees management of risks associated with health and safety concerns. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our entire Board is informed about such risks by the committees.

Information Regarding Board Committees

Our Board has established standing Audit and Compensation Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. Both committees operate under a written charter adopted by our Board, each of which is available on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.” In February 2012, our Board formed a Science Committee comprised of Drs. Janda (Chair), Lockshin, Salka and Tang-Liu to provide assistance to the Board in fulfilling its oversight responsibilities relating to: (i) our research and development and technology strategies and initiatives; and (ii) significant trends in science and technology and the potential impact of such trends on our business and operations.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Mr. Halpryn and Mr. Salka. Mr. Halpryn serves as the Chairperson of the Audit Committee. The functions of this Committee include, among others:

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

Our Board has determined that Mr. Salka is an audit committee financial expert, as defined under applicable SEC rules, and that both Messrs. Halpryn and Salka meet the background and financial sophistication requirements under Section 803A of the NYSE Amex LLC Company Guide. In making these determinations, the Board made a qualitative assessment of Mssrs. Halpryn’s and Salka’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

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

As described more fully in its charter, the purpose of the Audit Committee is to assist our Board with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for us and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board for 2011.

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the Securities and Exchange Commission.

Audit Committee

Mr. M. Scott Salka

Mr. Glenn Halpryn (Chair)

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Halpryn, Dr. Lockshin and Dr. Janda. Mr. Halpryn serves as the Chairperson of our Compensation Committee. The functions of this committee include, among others:

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

Compensation Philosophy

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2011 and 2010 by our former Chairman of the Board and Chief Executive Officer, our Interim Chief Executive Officer and Chief Scientific Officer and our Chief Financial Officer. We refer to these individuals collectively as our “named executive officers.” There are no other executive officers who earned in excess of $100,000 as of December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock / Option Awards ($) (1)	Fees Earned Or Paid in Cash ($)	All Other Compensation ($) (2)	Total ($)
Henry Ji, Ph.D.(3) Interim Chief Executive Officer and Chief Scientific Officer	2011	240,000	—	—	—	22,371	262,371
	2010	240,000	—	8,550	—	23,136	271,686

Richard Vincent(4) Chief Financial Officer	2011	117,525	—	63,500	—	—	181,025
	2010	65,500	—	6,400	—	—	71,900

Antonius Schuh, Ph.D.(5) Former Chairman of the Board and Former Chief Executive Officer	2011	86,027	—	—	—	255,227	341,254
	2010	250,000	—	8,550	—	18,204	276,754

(1)	These amounts represent the aggregate grant date fair value of awards for grants of options to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 6 to the financial statements included in this Annual Report on Form 10-K. These amounts represent the aggregate grant date fair value of awards for grants of options to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718.
(2)	The amounts in this column consist of health and welfare benefits for Mr. Ji in 2010 and 2011 and for Mr. Schuh in 2010. In 2011, Mr. Schuh received health and welfare benefits totaling $5,227 and severance of $250,000, see (5) below.
(3)	Mr. Ji has served as our Chief Scientific Officer since November 2008, as a director since January 2006, and as our Interim Chief Executive Officer since April 2011.]
(4)	Mr. Vincent was appointed Chief Financial Officer in February 2010 and has served us, on a part time basis, since January 2010.
(5)	Dr. Schuh resigned from his positions as Chairman of the Board and Chief Executive Officer in April 2011. Upon Dr. Schuh’s termination of employment in April 2011, Dr. Schuh received a non-recurring severance payment of $250,000 representing one year’s base salary. This severance payment is included in the “All Other Compensation” column for 2011.

We paid no perquisites or other personal benefits to our executive officers during the years ended December 31, 2011 and 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2011.

	Option Award (1)					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Henry Ji	02/16/10	75,000	75,000	$0.07	02/15/20	—	—
Richard Vincent	02/05/10	100,000	0	$0.07	02/05/20	—	—
	03/07/11	125,000	375,000	$0.14	03/07/21	—	—
Antonius Schuh(3)	—	—	—	—	—	—	—

(1)	All of the options vest and become exercisable as to 25% of the shares subject to the option on each of the first four anniversaries of the date of grant.
(2)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.
(3)	Dr. Schuh’s employment was terminated in April 2011. All outstanding options expired unexercised in 2011.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels the Board or any applicable committee thereof believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our named executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

Discretionary Annual Bonus. In addition to base salaries, our Board or the applicable committee thereof has the authority to award discretionary annual bonuses to our named executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and value-creating milestones. No bonuses were awarded during 2011.

Equity-Based Incentives. Salaries and bonuses are intended to compensate our executive officers for short-term performance. We also have adopted an equity incentive program intended to reward longer-term performance and to help align the interests of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plan has been established to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders.

When making equity-award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under our existing plans and the status of previously granted awards. The amount of equity incentive compensation granted reflects the executives’ expected contributions to our future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of our stock.

Future equity awards that we make to our named executive officers will be driven by our sustained performance over time, our named executive officers’ ability to impact our results that drive stockholder value, their level of responsibility, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest over a four-year period with 25% vesting on each anniversary of the grant date. All equity awards to our employees, including named executive officers, and to directors, have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value on the grant date based on the valuation determined by our Board.

Employment and Consulting Agreements

Employment Agreement with Dr. Henry Ji. Dr. Henry Ji is a party to an employment letter, entered into as of the September 21, 2009, or the Employment Letter. Pursuant to the Employment Letter, Dr. Ji is currently employed as our interim Chief Executive Officer and Chief Scientific Officer. The Employment Letter is for a term of three years from September 21, 2009. Under his Employment Letter, Dr. Ji will receive an initial annual salary of $240,000, and will be eligible to participate in any cash-bonus program and equity award plan of the Company in such amounts as our Board or any applicable committee thereof shall determine in its sole discretion. The Employment Letter provides that in the event his employment with us is terminated prior to the end of the term specified in the Employment Letter for any reason other than for “cause”, then concurrent with such termination, he will be entitled to receive (i) all compensation accrued, but unpaid, up to the date of termination, and (ii) severance in an amount equal to one year of his then-current base salary. In addition, the vesting of all stock options or other equity awards then held by him will accelerate in full and be exercisable for a period of 90 days after any such termination. In the Employment Letter, “cause” is defined to mean (i) any dishonesty that is intended to materially injure our business, (ii) conviction of any felony, or (iii) any wanton or willful dereliction of duties that are not cured after being provided with 30 days written notice. Effective January 1, 2012, our Compensation Committee increased Dr. Ji’s annual salary to $250,000.

Consulting Agreement with Richard Vincent. In January 2010, we entered into a consulting agreement with Richard Vincent, an independent contractor serving as our Chief Financial Officer. As amended, Mr. Vincent: (i) currently receives a daily retainer of $1,300, and (ii) is eligible for an annual bonus at the sole discretion of the board of directors or a committee thereof. Either we or Mr. Vincent may terminate the agreement at any time.

Other Compensation. We intend to provide benefits and perquisites for our named executive officers at levels comparable to those provided to other executive officers in our industry. Our Board or any applicable committee thereof, in its discretion, may revise, amend or add to the benefits and perquisites of any named executive officer as it deems it advisable and in the best interest of the Company and our stockholders.

Non-Employee Director Compensation

The following table summarizes the total compensation paid to or earned by each of our directors who served during all or a portion of the year ended December 31, 2011.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Glenn Halpryn	6,000	825	6,825
Dr. Curtis Lockshin	6,000	275	6,275
Dr. Jane Hsiao	6,000	825	6,825
Dr. Kim Janda(3)	3,115	30,425	33,540
Stephen Zaniboni (4)	2,449	—	2,449
Dr. Ernst-Guenter Afting (4)	2,651	—	2,651

(1)	Dr. Schuh, our former Chairman of the Board and former Chief Executive Officer and a named executive officer, and Dr. Ji, our Interim Chief Executive Officer and Chief Scientific Officer and a named executive officer, are not included in this table as they were / are employees and thus receive no compensation for their service as directors. Dr. Schuh’s and Dr. Ji’s compensation for 2011 is included in the Summary Compensation Table above.
(2)	These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2011, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2011. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 6 to the Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2011, each of our non-employee directors held the following number of options: Glenn Halpryn—87,500; Curtis Lockshin—92,500; Jane Hsiao—67,500; and Kim Janda—447,500.
(3)	Dr. Janda was appointed to the Board effective April 15, 2011. Dr. Janda received an option grant award of 200,000 shares related to consulting services during 2011, which option grant award is reflected in the table above.
(4)	Dr. Afting and Mr. Zaniboni resigned from the Board effective April 1, 2011.

From January 2011 through December 2011, our outside directors received a quarterly fee of $1,500 for their services as directors, which was paid quarterly. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 30, 2012, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 30, 2012. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 262,347,135 shares of common stock outstanding as of March 28, 2012, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 29, 2012, which is 60 days after March 30, 2012. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Director, Chief Scientific Officer and Secretary	43,829,032	(1)	16.7%
Richard G. Vincent, Chief Financial Officer	225,000	(2)	*
Glenn L. Halpryn, Director and Former Principal Executive Officer 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	18,917,003	(3)	7.2%
Jane Hsaio, Ph.D., Director	2,299,219	(4)	*
Dr. Curtis Lockshin, Director 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	92,500	(5)	*
Dr. Kim Janda, Director 10550 N. Torrey Pines Road, 8CC-582 La Jolla, CA 92037	147,500	(6)	*
Dr. Antonius Schuh, Former Chairman and Former Chief Executive Officer	25,484,329	(7)	9.7%
All Officers and Directors as a Group (7 Persons)	90,994,583	(8)	34.7%

5% Stockholders:
Dr. Antonius Schuh, Former Chairman and Former Chief Executive Officer	25,484,329	(7)	9.7%
Dr. Henry Ji, Director, Interim Chief Executive Officer and Chief Scientific Officer	43,791,532	(1)	16.7%
Stephen Zaniboni	25,484,329	(9)	9.7%
OPKO Health, Inc. 4400 Biscayne Boulevard, Suite 900 Miami, Florida 33137	59,015,257		22.5%
Donald Scifres One First Street, Suite 14 Los Altos, CA 94022	38,844,714	(10)	14.8%
Halpryn Group VI, LLC 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	17,271,728		6.6%
Steven Jerry Glauser 1400 16th Street, Suite 510 Denver, Colorado 80202	21,292,847	(11)	8.1%

*	Less than 1%.
(1)	Comprised of 75,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2012 and 43,754,032 shares of common stock held in a family trust, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees and the trust assets, including voting and dispositive power over the shares of common stock held by the family trust.
(2)	Comprised of 225,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2012.
(3)	Comprised of 87,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2011, 864,173 shares of common stock held directly, 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Halpryn is a member, and 781,102 shares of common stock held by IVC Investors, LLLP, in which Mr. Halpryn has an interest. Mr. Halpryn disclaims beneficial ownership of the shares of common stock held by each of Halpryn Group VI, LLC and IVC Investors, LLLP, except to the extent of any pecuniary interest therein.
(4)	Comprised of 67,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2011 and 2,231,719 shares of common stock held indirectly through Hsu Gamma Investment, L.P., of which Dr. Hsiao is the general partner.
(5)	Comprised of 92,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2011.
(6)	Comprised of 147,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 28, 2012.
(7)	Comprised of 25,484,329 shares of common stock held in a trust, of which Dr. Schuh is the trustee.
(8)	Comprised of shares included under “Named Executive Officers and Directors”.
(9)	These shares are held in a trust, of which Mr. Zaniboni is the trustee.
(10)	These shares are held in a trust account, of which Mr. Scifres is the trustee.
(11)	Comprised of 4,108,619 shares of common stock held directly and 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Glauser is a member. Mr. Glauser disclaims beneficial ownership of the shares of common stock held by Halpryn Group VI, LLC, except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2011, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2011 and December 31, 2010, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

Common Stock Private Placement

On December 29, 2011, we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, with the Donald R. Scifres 2011 Annuity Trust Y, or the Scifres Trust, an accredited investor, to issue 12,500,000 shares of common stock in consideration for an aggregate investment of $2.0 million, or the “December 2011 Financing”. The December 2011 Financing was completed on December 29, 2011. Pursuant to the Stock Purchase Agreement, as amended, we are permitted to sell up to an additional 25,000,000 shares of common stock under the Stock Purchase Agreement to one or more accredited investors on or before May 15, 2012, and the Scifres Trust and its affiliates, together, SDL has the right, but not the obligation, to purchase up to 6,250,000 of any such securities sold by us. Immediately prior to the completion of the December 2011 Financing, SDL held 10.5% of the outstanding shares of our common stock and upon completion of the December 2011 Financing, SDL held 14.8% of the outstanding shares of our common stock.

As of March 30, 2012, we received aggregate proceeds of $430,000, which have been placed in an escrow account, which are intended to be included in an additional closing of our common stock, if any, as permitted by the Stock Purchase Agreement, on or before May 15, 2012.

The Stock Purchase Agreement provides to SDL preemptive rights, except under certain conditions, for SDL to participate in any offer or sale by us of any capital stock or other securities of any type that are, or may become convertible, into capital stock, up to SDL’s pro rata portion, on the same terms, conditions and price provided in any subsequent placement of its securities. SDL’s preemptive rights do not apply to, among others things: (a) shares of common stock, options, warrants or other convertible securities issued to employees or officers or directors or outside consultants or contractors of the Company or any subsidiary pursuant to a plan, agreement or arrangement duly approved by our Board; (b) securities issued in connection with the acquisition of all or a substantial portion of the assets or the business of another entity by us; (c) securities issued in connection with a corporate partnering transaction, strategic alliance, technology transfer, license or similar transaction; or (d) any shares of common stock sold at a price equal to or greater than $0.16 per share (as adjusted for any stock splits, stock dividends, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement, or the Purchase Price, or any other capital stock or other securities of any type whatsoever convertible into or exchangeable for our common stock at a price equal to or greater than the Purchase Price (as adjusted for any stock splits, stock dividends, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement). SDL’s preemptive rights terminate on the earliest of (a) such time as SDL no longer is the owner of 40,000,000 shares of our common stock (as adjusted for any stock splits, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement), (b) December 29, 2016, (c) the date our common stock is listed on a national exchange, or (d) the date of the closing of a sale or other disposition of all or substantially all of our assets or our merger into or consolidation with any corporation or other entity, in which the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of our voting power or the surviving entity.

The Stock Purchase Agreement provides that we shall have one designee of SDL Ventures, LLC, an affiliate of the Scifres Trust, nominated for election to the board, subject to approval of the full board. The SDL-nominee must have relevant industry experience or academic experience and satisfy the independence requirements of the Nasdaq Global Market. We nominated M. Scott Salka for election to our board, and the full board approved the nomination of M. Scott Salka in February 2012.

The Stock Purchase Agreement provides piggy back registration rights to each investor in the December 2011 Financing, with such rights terminating upon the earlier of (a) seven years from the date of the Stock Purchase Agreement or (b) when such investor is entitled to sell all of the shares purchased pursuant to the Stock Purchase Agreement without volume restriction pursuant to Rule 144.

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

Review, Approval or Ratification of Transactions with Related Persons

The Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board has followed the following standards: (i) all related party transactions must be fair and reasonable and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board and (ii) all related party transactions should be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

Director Independence

The Board has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations. Our common stock is quoted on the OTCBB. Since the OTCBB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the NYSE Amex. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NYSE Amex rules, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, us, our senior management and our independent auditors, our Board has determined that all of our directors, other than Dr. Ji, are independent, as defined in Section 803A of the NYSE Amex LLC Company Guide.

Item 14.	Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and 2010 by Mayer Hoffman McCann P.C., or Mayer Hoffman, our principal auditor for such periods. All fees described below were approved by the Audit Committee.

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees(1)	$53,000	$51,714
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$53,000	$51,714

(1)	Audit fees for the year ended December 31, 2011 related to our annual audit for 2010 and the review of our 2011 quarterly financial statements and other SEC filings. Audit fees for the fiscal year ended December 31, 2010 related to our annual audit for 2009 and the review of our 2010 quarterly financial statements and other SEC filings.

Audit Committee’s Pre-Approval Policies and Procedures

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

10.4

Stock Purchase Agreement dated December 21, 2010 by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

Stock Purchase Agreement dated December 29, 2011 by and between the Company and Donald R. Scifers 2011 Annuity Trust Y (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the SEC on January 5, 2012).

10.5±	Employment Letter, dated September 18, 2009, by and between QuikByte Software, Inc. and Dr. Antonius Schuh (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.6±	Employment Letter, dated September 18, 2009, by and between QuikByte Software, Inc. and Dr. Henry Ji, (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.7±	Consulting Agreement, dated August 24, 2009, by and between Sorrento Therapeutics, Inc. and Martina Molsbergen (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.8±	Employment Letter, dated October 12, 2009, by and between Sorrento Therapeutics, Inc. and Charles P. Rodi, Ph.D. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.9	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.10	First Amendment to Office Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.11	Second Amendment to Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.12	Third Amendment to Office Lease, dated November 11, 2010, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.13	Fourth Amendment to Office Lease, dated January 17, 2011, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.14	Fifth Amendment to Office Lease, dated February 9, 2012, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

10.15	Share Purchase Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

Exhibit No.	Description

10.16	Limited License Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.17+	Patent Assignment Agreement, dated June 10, 2009, by and between Henry H. Ji and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.18+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.19±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009). [Confirm that all options granted outside the equity plans are on this form—otherwise, individual agreements should be filed.]

10.20±	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.21±	2009 Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.22±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard G. Vincent, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Antonius Schuh, Ph.D., Chief Executive Officer, and Richard G. Vincent, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	SORRENTO THERAPEUTICS, INC.

	By:	/S/ HENRY JI
Director, Interim Chief Executive Officer & Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ HENRY JI Henry Ji, Ph.D.	Director, Interim Chief Executive Officer & Chief Scientific Officer (Principal Executive Officer)	March 30, 2012

/S/ RICHARD G. VINCENT Richard G. Vincent	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ GLENN L. HALPRYN Glenn L. Halpryn	Director	March 30, 2012

/S/ JANE H. HSIAO Jane H. Hsiao, Ph.D., M.B.A.	Director	March 30, 2012

/S/ CURTIS LOCKSHIN Curtis Lockshin, Ph.D.	Director	March 30, 2012

/S/ KIM D. JANDA Kim D. Janda, Ph.D.	Director	March 30, 2012

/S/ M. SCOTT SALKA M. Scott Salka	Director	March 30, 2012

/S/ DIANE D-S. TANG-LIU Diane D-S. Tang-liu, Ph.D.	Director	March 30, 2012

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets—As of December 31, 2011 and 2010	F-3

Statements of Operations—For the Years Ended December 31, 2011 and 2010 and for the Period from Inception (January 25, 2006) through December 31, 2011	F-4

Statements of Stockholders’ Equity (Deficit)—For the Years Ended December 31, 2011 and 2010 and for the Period from Inception (January 25, 2006) through December 31, 2011	F-5

Statements of Cash Flows—For the Years Ended December 31, 2011 and 2010 and for the Period from Inception (January 25, 2006) through December 31, 2011	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc.

San Diego, California

We have audited the accompanying balance sheets of Sorrento Therapeutics, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sorrento Therapeutics, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 30, 2012

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,466,549	$5,277,578
Grants and other receivables	61,238	246,045
Prepaid expenses and other	29,869	29,811

Total current assets	3,557,656	5,553,434
Property and equipment, net	988,445	95,927
Other	22,727	38,420

Total assets	$4,568,828	$5,687,781

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$224,742	$181,799
Deferred revenue	—	200,000
Accrued payroll and related	88,510	54,377
Accrued expenses	46,087	167,781

Total current liabilities	359,339	603,957

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 262,347,135 and 250,801,270 shares issued and outstanding at December 31, 2011 and 2010, respectively	26,235	25,080
Additional paid-in capital	10,288,245	7,927,244
Deficit accumulated during the development stage	(6,104,991)	(2,868,500)

Total stockholders’ equity	4,209,489	5,083,824

Total liabilities and stockholders’ equity	$4,568,828	$5,687,781

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from January 25, 2006 (Inception) through December 31, 2011
	2011	2010
Revenues:
Grant	$329,184	$659,115	$988,299
Collaboration and reimbursable research and development costs	200,000	23,453	223,453

Total revenues	529,184	682,568	1,211,752

Expenses:
Research and development	2,570,406	1,392,345	4,372,922
General and administrative	1,201,220	1,102,395	2,965,415

Total expenses	3,771,626	2,494,740	7,338,337

Loss from operations	(3,242,442)	(1,812,172)	(6,126,585)

Interest income	5,951	3,786	21,594

Net loss	$(3,236,491)	$(1,808,386)	$(6,104,991)

Net loss per share—basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares during the period—basic and diluted	248,048,271	220,849,883

See accompanying notes to financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for $400 cash to founders	101,937,315	10,194	(9,794)	—	—	400
Net loss and comprehensive loss	—	—	—	—	(75,801)	(75,801)

Balance, December 31, 2006	101,937,315	10,194	(9,794)	—	(75,801)	(75,401)
Net loss and comprehensive loss	—	—	—	—	(16,302)	(16,302)

Balance, December 31, 2007	101,937,315	10,194	(9,794)	—	(92,103)	(91,703)
Net loss and comprehensive loss	—	—	—	—	(25,745)	(25,745)

Balance, December 31, 2008	101,937,315	10,194	(9,794)	—	(117,848)	(117,448)
Issuance of restricted common stock for $291 cash to consultants in March	7,403,861	740	(449)	—	—	291
Issuance of common stock for $10 cash and a $30 note to consultants in March	1,019,374	102	(62)	(30)	—	10
Issuance of common stock for cash at $0.039 per share in June, net of issuance costs of $25,999	59,015,257	5,902	2,268,099	—	—	2,274,001
Issuance of common stock for cash at $0.0448 per share in September	44,634,374	4,463	1,995,537	—	—	2,000,000
Issuance of common stock to former QuikByte stockholders in connection with the Merger	11,073,946	1,107	99,279	—	—	100,386
Costs associated with the Merger	—	—	(168,767)	—	—	(168,767)
Stock-based compensation	—	—	54,524	—	—	54,524
Net loss and comprehensive loss	—	—	—	—	(942,266)	(942,266)

Balance, December 31, 2009	225,084,127	22,508	4,238,367	(30)	(1,060,114)	3,200,731
Collection of note receivable	—	—	—	30	—	30
Issuance of common stock for cash at $0.14 per share in December, net of issuance costs of $159,905	25,717,143	2,572	3,437,923	—	—	3,440,495
Stock-based compensation	—	—	250,954	—	—	250,954
Net loss and comprehensive loss	—	—	—	—	(1,808,386)	(1,808,386)

Balance, December 31, 2010	250,801,270	25,080	7,927,244	—	(2,868,500)	5,083,824
Repurchase of common stock	(1,104,135)	(110)	67		—	(43)
Issuance of common stock in connection with the exercise of stock options	150,000	15	13,110	—	—	13,125
Issuance of common stock for cash at $0.16 per share in December, net of issuance costs of $28,999	12,500,000	1,250	1,969,751	—	—	1,971,001
Reduction of stock issuance costs accrued in December 2010	—	—	80,039	—	—	80,039
Stock-based compensation	—	—	298,034	—	—	298,034
Net loss and comprehensive loss	—	—	—	—	(3,236,491)	(3,236,491)

Balance, December 31, 2011	262,347,135	$26,235	$10,288,245	$—	$(6,104,991)	$4,209,489

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period from January 25, 2006 (Inception) through December 31, 2011
	2011	2010
Operating activities
Net loss	$(3,236,491)	$(1,808,386)	$(6,104,991)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	159,219	23,413	185,387
Stock-based compensation	298,034	250,954	603,512
Increase (decrease) in cash resulting from changes in:
Grants and other receivables	184,807	(246,045)	(61,238)
Prepaid expenses and other	15,635	(17,641)	(32,446)
Accounts payable	42,943	(104,083)	200,117
Accounts payable—related parties	—	(30,535)	—
Deferred revenue	(200,000)	200,000	—
Accrued expenses and other liabilities	(7,522)	185,505	214,636

Net cash used for operating activities	(2,743,375)	(1,546,818)	(4,995,023)

Investing activities
Purchases of property and equipment	(1,051,737)	(46,035)	(1,173,832)
Cash received in connection with Merger	—	—	104,860

Net cash used for investing activities	(1,051,737)	(46,035)	(1,068,972)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,971,001	3,440,525	9,517,462
Repurchase of common stock	(43)	—	(43)
Proceeds from exercise of stock options	13,125	—	13,125

Net cash provided by financing activities	1,984,083	3,440,525	9,530,544

Net change in cash and cash equivalents	(1,811,029)	1,847,672	3,466,549
Cash and cash equivalents at beginning of period	5,277,578	3,429,906	—

Cash and cash equivalents at end of period	$3,466,549	$5,277,578	$3,466,549

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$800	$1,600	$4,000

Non-cash financing activities:

In 2010, the Company purchased certain equipment from a company owned by Dr. Henry Ji, the Company’s Interim Chief Executive Officer, Chief Scientific Officer, Director and stockholder for an aggregate amount of $9,236. All such amounts owed were paid in full as of December 31, 2010.

In 2011, the Company reduced its stock issuance costs accrued in 2010 by $80,039.

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

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel and proprietary biotherapeutics for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from the libraries.

As of December 31, 2011, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company has a net loss of $3,236,491, net cash used for operations of $2,823,414 and net cash used for investing activities of $1,051,737, for the year ended December 31, 2011. As of December 31, 2011, the Company also has an accumulated deficit of $6,104,991 and working capital of $3,198,317. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and other receivables, prepaid expenses and other assets, accounts payable, accrued expenses and deferred revenue. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2011 and 2010, the carrying amount of cash and cash equivalents, grants and other receivables, prepaid expenses and other assets, accounts payable, accrued liabilities and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at December 31, 2011 and 2010 represent amounts due under: (i) two federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants, and (ii) two U.S. Department of Treasury, or U.S. Treasury grant awards. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

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

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through December 31, 2011.

Research and Development Costs

All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, stock-based compensation expense, salaries and related benefits.

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

Revenue Recognition

The Company’s revenues are generated from the NIH and U.S. Treasury grant awards and a feasibility study agreement, or the Collaboration Agreement, that the Company entered into with a third party in July 2010. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

The revenue from the Collaboration Agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2011 and 2010, the comprehensive loss was equal to the net loss.

Net Loss Per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2011 and 2010, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2011	2010
Unvested Restricted Common stock subject to repurchase	1,677,430	4,165,023
Outstanding options	2,947,500	2,080,000
Outstanding warrants	200,000	200,000
Weighted average exercise price of options	$0.12	$0.09

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. The Company adopted such guidance beginning on January 1, 2011 and such adoption did not have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU No. 2010-17 thereby amending ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The Company adopted the amendments beginning on January 1, 2011 and such adoption did not have a material impact on the Company’s results of operations or financial condition.

3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Furniture and fixtures	$15,739	$10,438
Office equipment	10,691	10,691
Lab equipment	1,136,778	90,342
Leasehold improvements	10,623	10,623

	1,173,831	122,094
Less accumulated depreciation and amortization	(185,386)	(26,167)

	$988,445	$95,927

Depreciation expense for the years ended December 31, 2011 and 2010 and for the period from inception (January 25, 2006) (“Inception”) through December 31, 2011 was $159,219, $23,413 and $185,387, respectively.

4. Significant Agreements and Contracts

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, the Company recorded $4,991, $86,519 and $91,510 in patent prosecution and maintenance costs associated with the TSRI License, respectively, which has been included in general and administrative expenses.

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

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of December 31, 2011, the entire Phase 1 grant of $600,000 had been awarded. The Company records revenue associated with the NIH Grants as the related costs and expenses are incurred. During the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, the Company recorded $215,986, $264,635 and $480,621 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the C. diff Grant award covers a two-year period which commenced in June 2011, with a potential award of $300,000 per year. During the year ended December 31, 2011, the Company recorded $113,198 of revenue associated with the C. diff Grant award.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, the Company provided certain antibody screening services for an upfront cash fee of $200,000 and was reimbursed for certain costs and expenses associated with providing the services, or the Development Costs. The upfront fee and reimbursable Development Costs were accounted for as separate units

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

of accounting. The Company recorded the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, the Company recognized $200,000, $23,453 and $223,453, respectively, in revenue as the agreed upon services were delivered in March 2011 and there were no other significant obligations on the part of the Company.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues—Grant” in the 2010 statement of operations.

5. Related Party Transactions

In 2010, the Company purchased and paid for certain equipment from a company owned by Dr. Henry Ji, the Company’s Interim Chief Executive Officer, Chief Scientific Officer, Director and stockholder of the Company for $9,236. From Inception through December 31, 2009, certain stockholders of the Company incurred and were reimbursed for $40,683 of general and administrative expenses on behalf of the Company.

6. Stockholders’ Equity (Deficit)

Common Stock

In February 2006, in conjunction with the founding of the Company, 101,937,315 shares of common stock were issued to founders, at the pre-Merger par value, for total consideration of $400 in cash.

In March 2009, the Company issued 7,403,861 shares of restricted common stock to certain consultants, at the pre-Merger par value, for aggregate gross proceeds of $291.

In March 2009, the Company issued 1,019,374 shares of unrestricted common stock to certain consultants for aggregate cash gross proceeds of $10 and issued a note receivable for $30. The note was paid in full in 2010.

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

In December 2010, the Company issued 25,717,143 shares of common stock, in a private placement transaction, at $0.14 per share for aggregate gross proceeds of $3.6 million. Related stock issuance costs were estimated at $159,905. In 2011, the Company reduced its stock issuance costs accrued in 2010 by $80,039.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2011, the Company entered into a Stock Purchase Agreement , or the Stock Purchase Agreement, and issued 12,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $2.0 million, or the Financing. Pursuant to the Stock Purchase Agreement, as amended, the Company is permitted to sell up to an additional 25,000,000 shares of common stock to one or more accredited investors on or before May 15, 2012. Related stock issuance costs totaled $28,999. See Note 10.

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

At December 31, 2011, 1,677,430 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP. In January 2011, the Company repurchased 1,104,135 unvested shares of restricted common stock for $43.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. There were no option grants in 2010 and no further shares are available for grant under this plan. The aggregate intrinsic value for such options as of December 31, 2011 was $13,824.

The following table summarizes stock option activity as of December 31, 2010 and 2011, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2009	160,000	$0.0448
Options Granted	—
Options Canceled	(40,000)	$0.0448
Options Exercised	—

Outstanding at December 31, 2010	120,000	$0.0448
Options Granted	—
Options Canceled	—
Options Exercised	—

Outstanding, Vested and Exercisable at December 31, 2011	120,000	$0.0448

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 12,000,000 shares of the Company’s common stock were initially reserved for issuance to employees, non-employee directors and consultants of the Company. Pursuant to the terms of the Stock Plan, such initial amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. As of December 31, 2011, 13,200,000 shares of the Company’s common stock were reserved for issuance. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

The following table summarizes stock option activity as of December 31, 2011, and the changes for the year then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	—
Options Granted	1,960,000	$0.09
Options Canceled	—
Options Exercised	—

Outstanding at December 31, 2010	1,960,000	$0.09	$65,756
Options Granted	1,780,000	$0.14
Options Canceled	(762,500)	$0.11
Options Exercised	(150,000)	$0.09

Outstanding at December 31, 2011	2,827,500	$0.12	$115,700

Vested and Exercisable at December 31, 2011	957,813	$0.11	$52,231

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2011	2010
Weighted-average grant date fair value	$0.11	$0.07
Dividend yield	—	—
Volatility	102%	102%
Risk-free interest rate	2.41%	2.47%
Expected life of options	5.7 years	5.6 years

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

The total employee stock-based compensation recorded as operating expenses was $42,293, $40,439, and $93,858 for the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2011 was $69,410 and the weighted average period over which these grants are expected to vest is 2.7 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $255,741, $210,515, and $509,654 for the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2011:

Common stock warrants outstanding under the TSRI License	200,000
Common stock options outstanding under the EIP	120,000
Authorized for future grant or issuance under the Stock Plan	13,050,000

13,370,000

7. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Management is currently not aware of any pending lawsuits.

Operating Lease

The Company leases its corporate office and laboratory space under a non-cancelable operating lease that, as amended, expires on September 30, 2014. The lease contains an option to extend the term by four years at the then prevailing rate. Effective April 1 2012, the Company entered into a supplemental amendment to add additional rental space, which expires in April 2017. This supplemental amendment contains an option to extend the term for the additional rental space by five years at the then prevailing rate. Through the end of the initial lease term, the lease provides for an average monthly base rent of $11,792 with scheduled annual base rent increases of 2.75%-3.00% over the initial lease term. For the additional rental space, the average monthly base rent beyond the initial term of the lease is $2,332. The Company has provided a security deposit of $22,757 to secure its obligations under the lease, which has been included in other assets in the accompanying financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31:

2012	$134,394
2013	144,864
2014	117,101
2015	26,532
2016	28,944
Therafter	7,236

$459,071

Rental expense paid for the years ended December 31, 2011 and 2010 and for the period from Inception through December 31, 2011 under the above lease totaled $102,037, $84,135 and $206,884, respectively.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards and credits	$2,404,000	$1,037,000
Stock based compensation	46,000	25,000
Accrued expenses and other	(19,000)	21,000

Total deferred tax assets	2,431,000	1,083,000
Less valuation allowance	(2,431,000)	(1,083,000)

Net deferred tax assets	$—	$—

As of December 31 2011, the Company had net operating loss carryforwards of approximately $5,336,000 and $5,042,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2028 to 2032. The Company also has research and development credits of approximately $157,000 and $197,000 for federal and state income tax purposes, respectively.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss and credit carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2011 and 2010 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through December 31, 2011, no such contributions were made.

10. Subsequent Event

As of March 30, 2012, the Company received aggregate proceeds of $430,000, which have been placed in an escrow account, which are intended to be included in an additional sale of the Company’s common stock, if any, as permitted under the Stock Purchase Agreement, on or before May 15, 2012.