Form 10-Q
period 2012-03-31
Sorrento Therapeutics, Inc.
filed 2012-05-15
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 15, 2012 was 299,877,135.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and January 25, 2006 (Inception) through March 31, 2012	2

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and January 25, 2006 (Inception) through March 31, 2012	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,443,477	$3,466,549
Grants receivable	72,687	61,238
Prepaid expenses and other	22,611	29,869

Total current assets	2,538,775	3,557,656
Property and equipment, net	1,163,020	988,445
Other	22,727	22,727

Total assets	$3,724,522	$4,568,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$199,515	$224,742
Accrued payroll and related	81,289	88,510
Accrued expenses	39,187	46,087

Total current liabilities	319,991	359,339

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 262,347,135 shares issued and outstanding at March 31, 2012 and December 31, 2011	26,235	26,235
Additional paid-in capital	10,389,413	10,288,245
Deficit accumulated during the development stage	(7,011,117)	(6,104,991)

Total stockholders’ equity	3,404,531	4,209,489

Total liabilities and stockholders’ equity	$3,724,522	$4,568,828

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2012
	2012	2011
Revenues:
Grant	$110,149	$35,365	$1,098,448
Collaboration and reimbursable research and development costs	—	200,000	223,453

Total revenues	110,149	235,365	1,321,901
Expenses:
Research and development	799,072	588,644	5,171,994
General and administrative	218,675	332,806	3,184,090

Total expenses	1,017,747	921,450	8,356,084

Loss from operations	(907,598)	(686,085)	(7,034,183)
Interest income	1,472	1,642	23,066

Net loss	$(906,126)	$(684,443)	$(7,011,117)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares during the period – basic and diluted	260,893,200	246,902,225

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2012
	2012	2011
Operating activities
Net loss	$(906,126)	$(684,443)	$(7,011,117)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	62,496	13,414	247,883
Stock-based compensation and issuance of warrants	101,168	76,569	704,680
Changes in operating assets and liabilities:
Grants receivable	(11,449)	239,067	(72,687)
Prepaid expenses and other	7,258	14,390	(25,188)
Accounts payable	(36,807)	96,729	163,310
Deferred revenue	—	(200,000)	—
Accrued expenses and other liabilities	(14,121)	16,586	200,515

Net cash used for operating activities	(797,581)	(427,688)	(5,792,604)

Investing activities
Purchases of property and equipment	(225,491)	(135,847)	(1,399,323)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(225,491)	(135,847)	(1,294,463)

Financing activities
Proceeds from issuance (repurchase) of common stock, net of issuance costs	—	(43)	9,517,419
Proceeds from exercise of stock options	—	—	13,125

Net cash (used for) provided by financing activities	—	(43)	9,530,544

Net change in cash and cash equivalents	(1,023,072)	(563,578)	2,443,477
Cash and cash equivalents at beginning of period	3,466,549	5,277,578	—

Cash and cash equivalents at end of period	$2,443,477	$4,714,000	$2,443,477

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$—	$—	$4,000

Non-cash investing activities:

In the first quarter of 2012, the Company purchased equipment with an aggregate cost of $11,580, which has been included in accounts payable as of March 31, 2012.

In the first quarter of 2011, the Company purchased equipment with an aggregate cost of $598,923, which was included in accounts payable as of March 31, 2011 and paid during the second quarter of 2011.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2012

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

As of March 31, 2012, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim condensed financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with GAAP. The balance sheet at December 31, 2011 is derived from the audited balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Operating results for interim periods are not necessarily indicative of operating results for the Company’s 2012 fiscal year.

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of March 31, 2012, had an accumulated deficit of $7,011,117. At March 31, 2012, the Company had working capital of $2,218,784. Based on the Company’s resources at March 31, 2012, including the sale of 37,500,000 shares of the Company’s common stock for gross proceeds of $6.0 million in May 2012, and our current plan of expenditure on research and development programs, management believes the Company has the ability to fund the Company’s operations for at least the next twelve months.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at March 31, 2012 and December 31, 2011 represent amounts due under two federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through March 31, 2012.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 6,504,686 and 6,203,162 at March 31, 2012 and 2011, respectively.

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended March 31, 2012 and 2011 and for the period from inception (January 25, 2006)(“Inception”) through March 31, 2012, the Company recorded $2,221, $255 and $93,731 in patent prosecution and maintenance costs associated with the TSRI License, respectively, which have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from Inception through March 31, 2012.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of March 31, 2012, the entire Phase 1 grant of $600,000 had been awarded. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three months ended March 31, 2012 and 2011 and for the period from Inception through March 31, 2012, the Company recorded $56,516, $35,365 and $537,137 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the C. diff Grant award covers a two-year period which commenced in June 2011, with a potential award of $300,000 per year. During the three months ended March 31, 2012 and for the period from Inception through March 31, 2012, the Company recorded $53,633 and $166,831 of revenue associated with the C. diff Grant award, respectively.

Collaboration Agreement

In July 2010, the Company entered into the Collaboration Agreement, with a third party. Under the terms of the Collaboration Agreement, the Company provided certain antibody screening services for an upfront cash fee of $200,000 and was reimbursed for certain costs and expenses associated with providing the services, or the Development Costs. The upfront fee and reimbursable Development Costs were accounted for as separate units of accounting. The Company recorded the gross amount of the reimbursable Development Costs as revenue and the costs associated with these reimbursements are reflected as a component of research and development expense.

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the three months ended March 31, 2012 and 2011 and for the period from Inception through March 31, 2012, the Company recognized $0, $200,000 and $223,453, respectively, in revenue as the agreed upon services were delivered in March 2011 and there were no other significant obligations on the part of the Company.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant “ in the condensed statements of operations for the period from Inception through March 31, 2012.

4. Stockholders’ Equity

Common Stock

In December 2011, the Company entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, and issued 12,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $2.0 million. In May 2012, the Company entered into an Amended and Restated Stock Purchase Agreement and issued an additional 37,500,000 shares of common stock at $0.16 per share for aggregate gross proceeds of $6.0 million. See Note 6.

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

At March 31, 2012, 1,342,186 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. As of December 31, 2010, no further shares may be granted under this plan and, as of March 31, 2012, 120,000 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 14,400,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the three months ended March 31, 2012 and 2011, the Company’s Board of Directors awarded 2,055,000 and 1,240,000 options to certain employees and consultants and 10,372,500 and 9,880,000 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three months ended March 31,
	2012	2011
Dividend yield	—	—
Volatility	102%	102%
Risk-free interest rate	1.02%	2.61%
Expected life of options	5.7 years	6.1 years

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2012 and 2011 was $0.13 and $0.11, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $26,728, $10,473 and $120,586 for the three months ended March 31, 2012 and 2011 and for the period from Inception through March 31, 2012, respectively.

As of March 31, 2012, unrecognized compensation cost related to the options was approximately $214,267, which will be recognized over 2.9 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $74,440, $13,229 and $584,094 for the three months ended March 31, 2012 and 2011 and for the period from Inception through March 31, 2012, respectively.

5. Income Taxes

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

6. Subsequent Event

In May 2012, the Company entered into an Amended and Restated Stock Purchase Agreement to provide for the issuance of an additional 37,500,000 shares of common stock at $0.16 per share for aggregate gross proceeds of $6.0 million. The Amended and Restated Stock Purchase Agreement amended the Company’s previously-announced Stock Purchase Agreement dated December 29, 2011 pursuant to which the Company issued and sold 12,500,000 shares of common stock in consideration for an aggregate investment of $2.0 million. The additional 37,500,000 shares were issued effective on May 15, 2012. 12,500,000 of the shares were purchased by an investor, Hongye San Diego Group, LLC, of which Dr. Henry Ji, our interim Chief Executive Officer and Chief Scientific Officer, is a managing director.

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

Our therapeutic objective is to develop two classes of antibody drug products: (i) First in Class, or FIC, and/or (ii) biobetters. Although we intend to retain ownership and control of some product candidates by advancing them further into preclinical development, we will also consider partnerships with pharmaceutical or biopharmaceutical organizations, with the appropriate experience and expertise, in order to balance the risks associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone related development fees and royalties by licensing rights to our development candidates.

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

During the quarter ended March 31, 2012, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2011 contained in our 2011 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues. Revenues were $110,149 for the three months ended March 31, 2012, as compared to $235,365 for the three months ended March 31, 2011. The decrease is primarily due to non-recurring collaboration revenue earned under the Collaboration Agreement in March 2011, which was partially offset by higher grant revenue of $74,784 due to increased grant activities under two grant awards during 2012.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin- resistant Staph, or the Staph Grant award. The project period for this grant covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of March 31, 2012, the entire phase 1 grant of $600,000 had been awarded. From June 2010 through March 31, 2012, $537,137 of the Staph Grant award had been recorded in grant revenue.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the phase I grant covers a two-year period which commenced in July 2011, with a potential annual award of $300,000 per year. As of March 31, 2012, $300,000 had been awarded. From July 2011 through March 31, 2012, $166,831 of the C. diff Grant award had been recorded in grant revenue.

We had no other revenue during the three months ended March 31, 2012 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards, research and development reimbursements, and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 and 2011 were $799,072 and $588,644, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the Staph and C. diff Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel -related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $210,428 is primarily attributable to higher salary and lab supply costs incurred in connection with our expanded research and development activities. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to progress into preclinical development activities in 2012 and 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011 were $218,675 and $332,806, respectively. General and administrative expenses consist primarily of salaries and personnel -related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The decrease of $114,131 is primarily attributable to decreased salaries related to the departure of our former Chief Executive Officer in April 2011. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the three months ended March 31, 2012 and 2011 was nominal.

Net Loss. Net loss for the three months ended March 31, 2012 and 2011 was $906,126 and $684,443, respectively. The increase in net loss is mainly attributable to the expanded research and development activities as well as lower revenue.

Liquidity and Capital Resources

As of March 31, 2012, we had $2,443,477 million in cash and cash equivalents, attributable primarily to the closing of the private placement of our common stock for aggregate gross proceeds of $2.0 million in December 2011.

Cash Flows from Operating Activities. Net cash used for operating activities was $797,581 for the three months ended March 31, 2012 and is primarily attributable to our net loss of $906,126, a net decrease of $55,119 in working capital balances, which was partially offset by $163,664 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $427,688 for the three months ended March 31, 2011 and was primarily attributable to our net loss of $684,443, which was offset by: $166,772 of changes in net working capital balances, and $89,983 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $225,491 for the three months ended March 31, 2012 as compared to $135,847 for the three months ended March 31, 2011. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment and furnishings as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Cash flows from financing activities for the three months ended March 31, 2012 and 2011 was nominal.

Future Liquidity Needs. From Inception through March 31, 2012, we have principally financed our operations through private equity financings with aggregate net proceeds of $9,530,544, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at March 31, 2012, including the sale of 37,500,000 shares of our common stock for aggregate gross proceeds of $6.0 million in May 2012, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least the next 12 months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2012, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

None.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2011, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

SORRENTO THERAPEUTICS, INC.

Date: May 15, 2012	By:	/s/ Henry Ji, PH.D.

Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Richard Glenn Vincent

Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.40	First Amendment to Stock Purchase Agreement, dated February 28, 2012 (the original agreement dated December 29, 2011), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto.

10.41	Second Amendment to Stock Purchase Agreement, dated December 29, 2011 (the original agreement dated December 29, 2012), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.