Form 10-Q
period 2012-09-30
Sorrento Therapeutics, Inc.
filed 2012-11-08
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 31, 2012 was 300,029,635.

SORRENTO THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and January 25, 2006 (Inception) through September 30, 2012	2

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and January 25, 2006 (Inception) through September 30, 2012	3

	Notes to Unaudited Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,445,441	$3,466,549
Grants receivable	86,076	61,238
Prepaid expenses and other	66,816	29,869

Total current assets	6,598,333	3,557,656
Property and equipment, net	1,270,503	988,445
Other	22,727	22,727

Total assets	$7,891,563	$4,568,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,528	$224,742
Accrued payroll and related	87,845	88,510
Accrued expenses	61,872	46,087

Total current liabilities	544,244	359,339
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 299,877,135 and 262,347,135 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29,988	26,235
Additional paid-in capital	16,512,795	10,288,245
Deficit accumulated during the development stage	(9,195,464)	(6,104,991)

Total stockholders’ equity	7,347,319	4,209,489

Total liabilities and stockholders’ equity	$7,891,563	$4,568,828

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through September 30, 2012
	2012	2011	2012	2011
Revenues:
Grant	$134,506	$91,756	$461,790	$201,277	$1,450,089
Collaboration and reimbursable research and development costs	—	—	—	200,000	223,453

Total revenues	134,506	91,756	461,790	401,277	1,673,542
Expenses:
Research and development	950,823	636,453	2,667,347	1,861,398	7,040,269
General and administrative	427,030	158,969	890,262	1,019,001	3,855,677

Total expenses	1,377,853	795,422	3,557,609	2,880,399	10,895,946

Loss from operations	(1,243,347)	(703,666)	(3,095,819)	(2,479,122)	(9,222,404)
Interest income	2,118	1,378	5,346	4,754	26,940

Net loss	$(1,241,229)	$(702,288)	$(3,090,473)	$(2,474,368)	$(9,195,464)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares during the period – basic and diluted	299,092,474	247,686,428	280,272,472	247,543,945

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from January 25, 2006 (Inception) through September 30, 2012
	2012	2011
Operating activities
Net loss	$(3,090,473)	$(2,474,368)	$(9,195,464)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	209,038	104,022	394,425
Stock-based compensation and issuance of warrants	290,072	221,323	893,584
Changes in operating assets and liabilities:
Grants receivable	(24,838)	213,438	(86,076)
Prepaid expenses and other	(36,947)	(11,358)	(69,393)
Accounts payable	169,786	(70,349)	369,904
Deferred revenue	—	(200,000)	—
Accrued expenses and other liabilities	15,119	12,907	229,753

Net cash used for operating activities	(2,468,243)	(2,204,385)	(7,463,267)

Investing activities
Purchases of property and equipment	(491,096)	(810,609)	(1,664,928)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(491,096)	(810,609)	(1,560,068)

Financing activities
Proceeds from the exercise of stock options	4,200	7,875	17,325
Proceeds from issuance (repurchase) of common stock, net of issuance costs	5,934,031	(43)	15,451,451

Net cash provided by financing activities	5,938,231	7,832	15,468,776

Net change in cash and cash equivalents	2,978,892	(3,007,162)	6,445,441
Cash and cash equivalents at beginning of period	3,466,549	5,277,578	—

Cash and cash equivalents at end of period	$6,445,441	$2,270,416	$6,445,441

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$800	$800	$4,800

Non-cash investing activities:

During the third quarter of 2011, the Company purchased certain equipment with an aggregate cost of $125,479, which was included in accounts payable as of September 30, 2011 and paid during the fourth quarter of 2011.

See accompanying notes to condensed financial statements.

SORRENTO THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As of September 30, 2012, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

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

Liquidity

The accompanying financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, the Company has incurred operating losses since its inception in 2006, and as of September 30, 2012, had an accumulated deficit of $9,195,464. At September 30, 2012, the Company had working capital of $6,054,089. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2012 and December 31, 2011, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at September 30, 2012 and December 31, 2011 represent amounts due under three federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through September 30, 2012.

Income Taxes

The provisions of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three or nine months ended September 30, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 11,516,698 and 5,247,674 at September 30, 2012 and 2011, respectively.

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of various bacterial infections such as Clostridium difficile, or C. diff, and Staphylococcus aureus, or Staph, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended September 30, 2012 and 2011 and for the period from inception (January 25, 2006), or Inception, through September 30, 2012, the Company recorded $5,293, $773 and $113,371 in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded $27,861 and $1,836 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock issued in connection with the TSRI License of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from Inception through September 30, 2012.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012. As of June 30, 2012, the entire Phase 1 grant of $600,000 had been awarded and recognized as revenue. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three months ended September 30, 2012 and 2011 and for the period from Inception through September 30, 2012, the Company recorded $0, $47,063 and $600,000 of revenue associated with the Staph Grant award, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded $119,379 and $156,584 of revenue associated with the NIH Grant, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the C. diff Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. During the three months ended September 30, 2012 and 2011 and for the period from Inception through September 30, 2012, the Company recorded $94,707, $44,693 and $379,009 of revenue associated with the C. diff Grant award, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded $265,811 and $44,693 of revenue associated with the C. diff Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three and nine months ended September 30, 2012 and for the period from Inception through September 30, 2012, the Company recorded $39,799, $76,600 and $76,600 of revenue associated with such grant, respectively.

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

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the three and nine months ended September 30, 2011 and for the period from Inception through September 30, 2012, the Company recognized revenue of $0, $200,000 and $223,453, respectively. For the three and nine months ended September 30, 2012, the Company recognized revenue of $0.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant covered the reimbursement of qualified expenses incurred in 2009 and 2010, and are recognized as grant revenues in the period from Inception through September 30, 2012.

4. Stockholders’ Equity

Common Stock

In December 2011, the Company entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, and issued 12,500,000 shares of common stock in a private placement transaction at $0.16 per share, for aggregate gross proceeds of $2.0 million. In May 2012, the Company entered into an Amended and Restated Stock Purchase Agreement, and issued 37,500,000 shares of common stock in a private placement transaction at $0.16 per share, for aggregate gross proceeds of $6.0 million. 6,250,000 of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, our Chief Executive Officer and President, is a managing director.

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

At September 30, 2012, 671,698 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. As of December 31, 2010, no further shares may be granted under this plan and, as of September 30, 2012, 120,000 options were outstanding.

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

During the nine months ended September 30, 2012 and 2011, the Company’s Board of Directors awarded 8,130,000 and 1,780,000 options, respectively, to certain employees, non-employee directors and consultants and 3,695,000 and 10,165,000 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine months ended September 30,
	2012	2011
Dividend yield	0	0
Volatility	102%	102%
Risk-free interest rate	0.71% - 1.11%	2.17% - 2.61%
Expected life of options	5.6 years	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2012 and 2011 was $0.13 and $0.11, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $20,685, $9,045 and $169,208 for the three months ended September 30, 2012 and 2011 and for the period from Inception through September 30, 2012, respectively. The total employee stock-based compensation recorded as operating expenses was $75,350 and $32,846 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, unrecognized compensation cost related to the employee options was $803,596, which will be recognized over 3.6 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $66,130, $60,885 and $724,376 for the three months ended September 30, 2012 and 2011 and for the period from Inception through September 30, 2012, respectively. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $214,722 and $188,477 for the nine months ended September 30, 2012 and 2011, respectively.

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

During the three and nine months ended September 30, 2012, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2011 contained in our 2011 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed statements of operations.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues. Revenues were $134,506 for the three months ended September 30, 2012, as compared to $91,756 for the three months ended September 30, 2011. The increase is due to increased activities under two active NIH Grants in the three months ended September 30, 2012 as compared to the related grant activities under two active NIH Grants for the three months ended September 30, 2011.

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

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. diff infections, or the C. diff Grant award. The project period for the C. diff Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. From July 2011 through September 30, 2012, $379,009 of the C. diff Grant award had been recorded in grant revenue.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. From June 30, 2012 through September 30, 2012, $76,600 of the award had been recorded in grant revenue.

We had no other revenue during the three months ended September 30, 2012 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards and when the related costs and expenses are incurred, and timing of any other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 and 2011 were $950,823 and $636,453, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the Staph, Staph II and C. diff Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs, preclinical testing costs, depreciation and other expenses. The increase of $314,370 is attributable to salaries, stock-based compensation expense, consulting costs, lab supply costs, preclinical testing costs and depreciation expenses incurred in connection with expanded research and development activities, including under the NIH Grants. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our continued efforts to progress into preclinical development activities in the latter part of 2012 and 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 and 2011 were $427,030 and $158,969, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $268,061 is primarily attributable to increased legal costs related to the 2012 annual shareholder meeting and general corporate matters. We expect general and administrative expenses to decrease as a portion of such legal costs are non-recurring. Any such decrease will be partially offset by the hiring of our Chief Financial Officer on a full time basis commencing in September 2012.

Interest Income. Interest income for the three months ended September 30, 2012 and 2011 was $2,118 and $1,378, respectively.

Net Loss. Net loss for the three months ended September 30, 2012 and 2011 was $1,241,229 and $702,288, respectively. The increase in net loss is mainly attributable to the higher research and development and general and administrative expenses which were partially offset by higher revenues.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues. Revenues were $461,790 for the nine months ended September 30, 2012, as compared to $401,277 for the nine months ended September 30, 2011. The net increase is due to the following substantially offsetting factors: (i) increased activities under three active NIH Grants in the nine months ended September 30, 2012 as compared to only two active grants for the nine months ended September 30, 2011, and (ii) non-recurring collaboration revenue of $200,000 earned under the Collaboration Agreement in 2011.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards and when the related costs and expenses are incurred, and timing of any other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 and 2011 were $2,667,347 and $1,861,398, respectively. Research and development expenses include all costs incurred in the development of our libraries, the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, and the expenses associated with fulfilling our development obligations related to the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, consulting costs, preclinical testing costs, depreciation and other expenses. The increase of $805,949 is attributable to salaries, stock-based compensation expense, consulting costs, lab supply costs, preclinical testing costs and depreciation expenses incurred in connection with expanded research and development activities, including under the NIH Grants. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our continued efforts to progress into preclinical development activities in the latter part of 2012 and 2013.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $890,262 and $1,019,001, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The decrease of $128,739 is primarily attributable to decreased salaries related to the departure of our former Chief Executive Officer, which was partially offset by higher legal costs related to the annual shareholder meeting and general corporate matters. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the nine months ended September 30, 2012 and 2011 was $5,346 and $4,754, respectively.

Net Loss. Net loss for the nine months ended September 30, 2012 and 2011 was $3,090,473 and $2,474,368, respectively. The increase in net loss is mainly attributable to the expanded research and development activities which were partially offset by the lower revenues and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2012, we had $6,445,441 in cash and cash equivalents, attributable primarily to the closing of the private placement of our common stock for aggregate gross proceeds of $6,000,000 in May 2012.

Cash Flows from Operating Activities. Net cash used for operating activities was $2,468,243 for the nine months ended September 30, 2012 and is primarily attributable to our net loss of $3,090,473, a net increase of $123,120 in working capital balances, partially offset by $499,110 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $2,204,385 for the nine months ended September 30, 2011, and primarily reflects a net loss of $2,474,368, partially offset by a net decrease of $55,362 in working capital balances and a decrease of $325,345 in non-cash activities relating to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $491,096 for the nine months ended September 30, 2012 as compared to $810,609 for the nine months ended September 30, 2011. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development activities.

Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was $5,938,231, which was primarily derived from the sale of $6,000,000 of our common stock in a private placement transaction in May 2012. Net cash provided by financing activities for the nine months ended September 30, 2011 was nominal.

Future Liquidity Needs. From Inception through September 30, 2012, we have principally financed our operations through private equity financings with aggregate net proceeds of $15,468,776, as we have not generated any product-related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for pre-clinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

Based on our resources at September 30, 2012, and our current plan of expenditure on research and development programs, we believe that we will have sufficient capital to fund our operations for at least twelve months. Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

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

Off-Balance Sheet Arrangements

Since our inception through September 30, 2012, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SORRENTO THERAPEUTICS, INC.

Date: November 8, 2012	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Richard Glenn Vincent
Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D.

10.2	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent.

10.3	First Amendment to Employment Agreement, dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D.

10.4	First Amendment to Employment Agreement, dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent.

10.5	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2012).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Financial Statements.

*	As provided in Rule 406T of Regulation S-T, this information is furnished herewith and not filed for purposes of sections 11 and 12 of the Securities Act of 1933, as amended, or section 18 of the Securities Exchange Act of 1934, as amended.