Form 10-K
period 2012-12-31
Sorrento Therapeutics, Inc.
filed 2013-03-25
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2012 (the last trading day of the registrant’s second fiscal quarter of 2012), as reported on the Over-the-Counter Bulletin Board, and such aggregate market value was approximately $33,667,189.

At March 22, 2013, the registrant had 336,075,440 shares of common stock outstanding.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2012

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

Overview

We are a development stage biopharmaceutical company engaged in the discovery, development and commercialization of novel, proprietary drug candidates for the treatment of patients suffering from a variety of conditions, including cancer, inflammation, metabolic and infectious diseases. In 2012, we identified and advanced a number of potential drug candidates with the goal of selecting multiple lead products to progress into preclinical development activities in 2013. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our proprietary G-MAB® fully-human antibody library platform was designed to facilitate the rapid identification and isolation of highly specific antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy. Our initial investment in antibody expression and production capabilities enables us to make the product material necessary to conduct preclinical safety and efficacy testing in animal models.

Our therapeutic objective is to develop two classes of antibody drug products: (i) First in Class, or FIC, and/or (ii) Best in Class, or BIC, which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs. Although we intend to retain ownership and control of some product candidates by advancing them further into preclinical development, we will also consider partnerships with pharmaceutical or biopharmaceutical companies in order to balance the risks associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates.

Recent Development - IgDraSol Transactions

On March 7, 2013, we entered into an exclusive option agreement with IgDraSol, Inc., or IgDraSol, a private company focused on the development of oncologic agents for the treatment of metastatic breast cancer, which we refer to as MBC, non-small cell lung cancer, which we refer to as NSCLC, and other cancers. Pursuant to the option agreement, IgDraSol granted us an irrevocable option to acquire IgDraSol by means of an agreement and plan of merger. In consideration for entering into the option agreement, IgDraSol is to receive a non-refundable lump sum payment of $200,000. The close of the transaction and the lump sum payment are expected to occur within 51 days of the signing of the option agreement. If we exercise our option to acquire IgDraSol, we will, pursuant to the merger agreement, issue 76,199,198 shares of common stock to IgDraSol stockholders and, upon the achievement of a specified regulatory milestone, we will issue an additional 32,656,799 shares of common stock to former IgDraSol stockholders. If we do not exercise our option to acquire IgDraSol, we will be required to invest $500,000 in IgDraSol pari passu with other new investors of IgDraSol.

IgDraSol’s lead compound, Cynviloq™, is a micellar diblock copolymeric paclitaxel formulation drug product. Cynviloq™ is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®, and has completed Phase 2 testing for potential advancement into registration trials in the U.S. IgDraSol has the exclusive U.S. distribution rights to Cynviloq™ from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

Contemporaneously with the execution of the IgDraSol option agreement, on March 7, 2013, we and IgDraSol entered into an asset purchase agreement pursuant to which we agreed to purchase all documentation, equipment, information and other know-how related to the micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The transaction is expected to close within 45 days of the signing of the asset purchase agreement. Upon payment of such purchase price, we and IgDraSol intend to enter into a development services agreement pursuant to which approximately $3,000,000 in development services may be provided by IgDraSol for the development of Tocosol® and related technologies.

We and IgDraSol also entered into an initial services agreement dated March 7, 2013, pursuant to which IgDraSol is to provide certain product development and technology services related to our antibody platform in exchange for a payment of $1,000,000, which was paid to IgDraSol upon signing.

Collectively, the option agreement, asset purchase agreement, initial services agreement and development services agreement are referred to as the “IgDraSol Transactions”.

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

STI was originally incorporated as San Diego Antibody Company in California in 2006 and was renamed “Sorrento Therapeutics, Inc.” and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.” We formed Sorrento Therapeutics, Inc. Hong Kong Limited effective December 4, 2012. Sorrento Hong Kong had no operations in 2012.

Background to Antibodies

The Function of Antibodies

The human immune system protects the body against a variety of infections and other illnesses. Specialized cells work together with the other components of the immune system to recognize, neutralize and eliminate from the body numerous foreign substances, infectious organisms and malignant cells.

Antibodies are part of the body’s principal defense mechanism against disease-causing organisms, other foreign molecules and toxins. Antibodies are protein molecules capable of specifically recognizing substances potentially harmful to the human body, known as antigens, and binding to those antigens to neutralize or block them from interacting with and causing damage to the body. Antibodies are capable of recognizing and distinguishing between the subtlest of molecular differences in antigens. Antibodies that bind tightly to antigens are said to have “high affinity.”

Antibodies are naturally present in the blood and circulate for extended periods in order to perform their surveillance and defense functions. Antibodies are made in the immune system by human white blood cells, called leukocytes. Human leukocytes produce millions of different types of antibodies, all with varying shapes that allow them to specifically attach to and, as a result, neutralize different disease targets. For example, certain antibodies seek out and attach to viruses, bacteria and diseased cells, marking them for destruction by the human immune system. Others attach to specific disease targets and block their interaction with other molecules or can be used to deliver toxic agents to directly kill cancer cells.

As depicted below, the basic structure of an antibody comprises four polypeptides of two different sizes, two identical light chains and two identical heavy chains, named according to their relative size. The heavy and light chains are assembled within the white blood cell to form an antibody molecule. Each chain has a variable region, which contains the binding site for an antigen and gives the antibody its high specificity, and a constant region, which interacts with other parts of the immune system to facilitate the removal of the pathogen or foreign molecule. The genetic code determining the structure of a given variable region is referred to as immunoglobulin variable domain sequence.

The repertoire of antibodies the body uses to defend itself is produced, in part, through random recombination of genes for the variable regions, as well as random pairing of the heavy and light chains. As a result, the immune system is able to adapt and produce antibodies against virtually any antigen. When an antibody encounters an antigen to which it binds, the white blood cell which produces this specific antibody proliferates to generate more antibodies against the target antigen. White blood cells that have differentiated to produce a specific antibody are called B lymphocytes.

Antibodies as Products

Recent advances in the technologies for creating and producing antibody products, coupled with a better understanding of how antibodies and the immune system function, have further increased the already significant interest in the commercial development of antibodies as therapeutic products in key disease states.

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

•

reduced risk of failure while developing biobetter antibody therapeutics, since these antibodies target the same antigens as the existing, approved antibodies, yet are designed to deliver significant improvements, such as better dosing, fewer side effects and increased efficacy; and

•	overall lower cost of clinical development for the biobetter antibody therapeutic candidates.

Monoclonal and Chimeric/Humanized Antibodies

The therapeutic antibodies marketed today generally belong to a class of molecules known as “monoclonal antibodies”, or mAbs. This term is used to refer to a homogeneous population of antibody molecules that are identical in their structure and functional characteristics. Historically, the approach to generating monoclonal antibodies has been to immortalize single antibody-producing white blood cells from mice, so that the cells are capable of reproducing over an indefinite period of time. Any of these immortalized, fused cells, known as hybridomas, can be made to produce one specific antibody with desired binding characteristics. The hybridomas can then be selected, cloned and expanded, allowing the large scale production of a murine mAb, or mouse antibody.

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

Human Antibodies

The probability of inducing a HAMA response can be reduced through the generation of antibody therapeutic products with fully-human protein sequences. Researchers have developed several antibody technologies to produce antibodies with 100% or fully-human protein sequences. One approach to generating human antibodies, known as “antibody display” technology, involves cloning and expressing human antibody genes in novel contexts, such as bacteriophages, which are viruses that infect bacteria, yeast or ribosome/mRNA complexes, in order to display libraries of antibody fragments for subsequent in vitro selection against antigens. Ribosomes are intracellular organelles that synthesize proteins. The information for the sequence of amino acids used to synthesize a given protein comes from the mRNA sequence, which is “read” by the ribosome. A ribosome/mRNA complex is mRNA attached to a ribosome for translation into a protein. Our proprietary technology, or the STI Technology, and the Winter II Technology discussed below are both antibody display technologies.

Another approach to develop human antibodies, called “human mouse technology”, is based on genetically-engineered strains of mice in which the attempt has been made to inactivate mouse antibody gene expression and to functionally replace it with human antibody gene expression. The so-called human mouse can be immunized with an antigen of interest, and if, after some time, which is often many months, a sufficient immune response has taken place, human antibody candidates may be obtained.

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

Proprietary Human Antibody Library Technology

We believe the STI Technology is a significant improvement over traditional technologies used to construct large human antibody libraries. STI has the ability to produce fully-human antibody libraries of far greater diversity (that is, the number of different antibody species) and single-class libraries, such as Immunoglobulin G (IgG) for therapeutic antibodies or Immunoglobulin A (IgA) for anti-infective secretory antibodies. It is this dual advantage of high diversity and single class libraries that provides STI with what we believe is the premier antibody library asset in the industry. The fact that STI has generated a proprietary portfolio of fully-human antibody preclinical candidates, as both FIC and biobetters, provides evidence that the STI Technology is a formidable tool for discovering proprietary preclinical candidates.

The STI Technology was initially invented by Henry Ji, Ph.D., STI’s co-founder, Chief Executive Officer and President. A U.S. patent covering the STI Technology was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering significant improvements to the initial STI Technology, with the key improvements relating to what we believe is our ability to achieve greater library diversity and single-class libraries.

A traditional technology for the construction of human antibody libraries is the so-called “Winter II Technology”, developed by the Medical Research Council, at Cambridge, UK, The Scripps Research Institute in La Jolla, CA, or TSRI, and Stratagene, Inc. in La Jolla, CA. The Winter II Technology is a process to generate human antibody libraries via amplification of the variable regions of the heavy and light chains of human immunoglobulin genes obtained from human blood samples, followed by cloning and expression in a display system. The Winter II Technology process is covered by U.S. patents that begin to expire in 2018. We believe that the STI proprietary libraries do not follow the Winter II patents.

Our Technology Advantages

We believe the STI Technology may offer the following advantages over competing technologies:

•

The STI Technology has been designed to provide the full spectrum of human immunoglobulin gene recombination in fully-human mAb libraries. Unlike chimeric and humanization technologies, the STI Technology has allowed the generation of antibodies with fully-human protein sequences without the challenges and limitations of animal-to-human gene transfer procedures.

•

Because the STI Technology represents an in vitro human mAb library technology, it enables fast and cost-effective in vitro screening of a large number of antigens. The STI Technology is designed so that any antigen of interest can be investigated, without dependence on the successful induction of a host immune response against the antigen. As opposed to the human-mouse technology, the STI Technology does not require the establishment and maintenance of large animal facilities, which are quite costly to establish and maintain. In addition, a given human antigen may not induce an immune response in mice. In such cases, the “human-mouse” technology appears to be less suitable for delivering human antibody development candidates.

In addition, we believe that our platform offers advantages over competing platforms, as we are an independent, development stage biotechnology company and, except for our limited license agreement with OPKO Health, Inc., or OPKO, as detailed below, we are not a party to agreements that restrict our right to enter into collaborative arrangements with third parties.

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

Our Strategy

Our objective is to, either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations, identify drug development candidates derived from our antibody libraries. In the event we are successful in identifying drug development candidates, we intend to actively seek partners with experience and expertise in antibody drug development for clinical development of these candidates. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our development candidates. Key elements of our strategy are:

•

Screening therapeutically/commercially attractive antigens. Utilizing the STI Technology, we have been and intend to continue screening clinically attractive antigens in the areas of infectious diseases, cancer, cardiovascular, or autoimmune and inflammatory diseases against our antibody libraries with the goal of identifying high quality, functional antibodies. We believe these antibodies represent potential novel and/or proprietary drug development candidates. The isolated human antibodies selected for respective antigens have been and will be subjected to further biochemical characterization and functional testing, such as binding affinity, specificity and kinetics, cellular functionality and animal model testing. The majority of the isolated human antibodies have and may undergo further optimization, applying for example in vitro maturation or molecular evolution to improve their affinity and specificity.

•

Establishing partnerships to enhance development efficiency. We intend to minimize technology risk and optimize development efficiency. For biobetter product candidates, the clinical development program established by the FIC provider is a significant advantage, as it represents a development strategy that has been shown to be successful. For FIC products, we expect to seek partnerships with biopharmaceutical companies with experience and expertise in the clinical indications under consideration for any drug candidates we develop.

See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.

Intellectual Property

The STI Technology is an antibody library generation technology that we believe represents a significant improvement over the traditional Winter II Technology. The STI Technology was initially invented by Henry Ji, Ph.D., STI’s co-founder and our Chief Executive Officer and President, and assigned to us by Dr. Ji.

A U.S. patent covering the STI Technology was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering significant improvements to the initial STI Technology, with the key improvements relating to what we believe is our ability to achieve greater library diversity and single-class libraries.

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

Clinical Development

We currently focus our efforts primarily in the identification and isolation of human antibody drug candidates and further characterize these antibody candidates in in vitro and in vivo functional testing. Due to our limited financial resources, we intend to actively seek product development and commercialization partners from the biopharmaceuticals industry to help us advance in the clinical development of select product candidates.

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

Employees

As of December 31, 2012, we had 18 employees and 13 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development

Our research and development expenses totaled $3,830,404 and $2,570,406 in the years ended December 31, 2012 and 2011, respectively.

Address

Our principal executive offices are located at 6042 Cornerstone Ct. West, Suite B, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of our website are not part of this Form 10-K.

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.sorrentotherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our annual report will also be made available, free of charge, upon written request.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	Risk Factors.

Risks Related to Our Business

We are a development stage company subject to all of the risks and uncertainties of a new business, including the risk that we or our partners may never develop or market any products or generate product related revenues. We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are currently unprofitable and cannot assure you that we will ever become or remain profitable.

We are a development-stage biopharmaceutical company that began operating and commenced research and development activities in 2009. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs will be suitable for research, diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates to be commercially available for a number of years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have not generated any product related revenues to date, and we do not expect to generate any such revenues for a number of years. Additionally, we have incurred operating losses since our inception and we expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2012 and 2011, we had net losses of $4.8 million and $3.2 million, respectively. As of December 31, 2012, we had an accumulated deficit of $11.0 million. We also expect to continue to incur significant operating expenditures in the foreseeable future as we expand our research and development activities and seek to develop our technologies and product candidates. In the event that our operating losses are greater than anticipated or continue for longer than anticipated, we will need to raise significant additional capital sooner, or in greater amounts, than otherwise anticipated in order to be able to continue development of our technologies and maintain our operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the ongoing discovery and development of our product candidates. Any of these events could significantly harm our business, financial condition and prospects.

We expect that we will require additional financing, and an inability to raise the necessary capital or to do so on acceptable terms would threaten the success of our business.

We believe that our current cash and cash equivalents balances will not be sufficient to meet our operating and capital requirements, as currently planned, for at least one year. Our future capital requirements will depend on many factors, including:

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

In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans.

Further, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of existing awards to meet the constraints imposed. Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future.

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

We are a development stage company and have not demonstrated our ability to perform the functions necessary for the successful development or commercialization of the technology we are seeking to develop.

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

We are highly dependent on the key members of our management and scientific staff, especially our Chief Executive Officer and President, Henry Ji, Ph.D. The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

International operations may expose us to foreign currency exchange rate fluctuations for all foreign currencies in which we do business and we may be materially adversely affected by these fluctuations.

We formed Sorrento Hong Kong effective December 4, 2012. Sorrento Hong Kong had no operations in 2012. In the event Sorrento Hong Kong becomes operational, we may have an international subsidiary that operates in a foreign currency which would expose us to foreign currency exchange rate fluctuations. We intend to hedge any foreign currency risks associated with potential transactions by entering into forward contracts. Although we may enter into such forward contracts, they may not be adequate to eliminate the risk of foreign currency exchange rate exposures. International operations may also expose us to currency fluctuations as we translate the financial statements of our international subsidiary to U.S. Dollars.

If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:

•	difficulties in identifying and acquiring products, technologies, or businesses that will help our business;

•	difficulties in integrating operations, technologies, services, and personnel;

•	diversion of financial and managerial resources from existing operations;

•	the risk of entering new development activities and markets in which we have little to no experience;

•	risks related to the assumption of known and unknown liabilities; and

•	risks related to our ability to raise sufficient capital to fund additional operating activities.

As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

Risks Related to the Proposed Acquisition of IgDraSol and the IgDraSol Transactions.

Completion of the proposed acquisition of Igdrasol and the related IgDraSol Transactions is subject to various closing conditions, involves significant costs, will require raising additional capital and will require considerable attention from our management. Failure to complete the acquisition could adversely affect our stock price and our future business and operations.

As more fully described above under Item 1, Recent Developments, on March 7, 2013, we entered into the IgDraSol Transactions. IgDraSol’s lead compound, Cynviloq™, is a micellar diblock copolymeric paclitaxel formulation drug product. Cynviloq™ has completed Phase 2 testing for potential advancement into registration trials in the U.S. IgDraSol is preparing for an “End of Phase 2” meeting with the FDA regarding Cynviloq™ targeted for the first half of 2013. As a formulation of paclitaxel, Cynviloq™ is potentially eligible for approval via FDA’s 505(b)(2) bioequivalence regulatory pathway versus albumin-bound paclitaxel (Abraxane®) in its currently approved MBC and NSCLC indications. However, there can be no assurance that Cynviloq™ is eligible for approval via FDA’s 505(b)(2) bioequivalence regulatory pathway or any other pathway acceptable to the Sorrento board of directors or shareholders.

The completion of the proposed acquisition of IgDraSol and activities under the IgDraSol Transactions are subject to the satisfaction of various closing conditions, and we cannot assure you that such conditions will be satisfied and that the acquisition will be successfully completed. In the event that the acquisition is not consummated, we will have spent considerable time and resources, and incurred substantial costs, including costs related to the acquisition, many of which must be paid even if the acquisition is not completed. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline.

We may fail to realize the anticipated benefits of the acquisition of IgDraSol and IgDraSol Transactions.

The success of the acquisition of IgDraSol and IgDraSol Transactions will depend on, among other things, our ability to combine our business with IgDraSol in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.

We and IgDraSol have operated and will continue to operate independently until the potential close of the acquisition in the middle of 2013. It is possible that the integration process could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of IgDraSol; or inconsistencies in standards, controls, procedures, or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management’s attention from our core business and other opportunities that could have been beneficial to our shareholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.

We expect to incur significant additional costs in connection with the acquisition of IgDraSol and the IgDraSol Transactions and in integrating the companies into a single business.

During the first half of 2013, we incurred significant legal and professional fees in connection with the IgDraSol acquisition. We expect to incur additional costs integrating the companies’ operations, higher development and regulatory costs, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration of the two companies and advancement of the Cynviloq™ assets exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

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

As of December 31, 2012, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 68% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

We currently lease approximately 12,000 square feet of office and laboratory space in San Diego, California. Our initial lease expires in September 2014, but includes an option to extend the term of the lease for one additional four-year period. Including various supplemental amendments entered into through June 2012, the lease termination date expires in April 2017. These supplemental amendments contain an option to extend the term for the additional rental space by five years at the then prevailing rate. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

The following table sets forth the range of high and low bid quotations for our common stock, as reported by the OTCBB, on a quarterly basis for the fiscal years ended December 31, 2012 and 2011. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2012		2011
First Quarter	$0.59	$0.20	$0.60	$0.20
Second Quarter	0.77	0.12	0.30	0.20
Third Quarter	0.45	0.15	0.28	0.15
Fourth Quarter	0.25	0.06	0.24	0.10

Holders of Record

As of March 8, 2013, there were 202 holders of record of our common stock.

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

Stock Repurchases

In January 2011, we repurchased 1,104,135 unvested shares of restricted common stock for $43.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2012. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,410,000	$0.14	3,610,000	(2)
Equity compensation plans not approved by security holders(3)	80,000	$0.04	—

Total	10,490,000	$0.14	3,610,000

(1)	Comprised of our 2009 Stock Incentive Plan, or the 2009 Plan.
(2)	Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. Pursuant to the terms of the 2009 Plan, the share reserve of the 2009 Plan will automatically increase on the first day of each fiscal year, from fiscal year 2011 through 2019, by the lesser of (a) 1,200,000 shares, (b) one percent (1%) of outstanding shares of common stock as of the last day of the immediately preceding fiscal year (rounded down to the nearest whole share), and (c) such number of shares of common stock approved by the board of directors or applicable committee thereof. Effective January 1, 2013, 15,600,000 shares were authorized under the 2009 Plan, with 4,810,000 shares remaining available for future issuance under the plan.
(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K we are not required to provide the information set forth in this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a development stage biopharmaceutical company focused on the discovery, development and commercialization of novel and/or proprietary drug candidates for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. Through December 31, 2012, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to progress into preclinical development activities in 2013. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

Assignment Agreement. In January 2013, we entered into an Assignment Agreement, or the Assignment Agreement with Tien-Li Lee, M.D. and Jane Wu Lee, M.D. as individuals (collectively, the Lees) pursuant to which the Lees agreed to assign to us their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immuoglobulins. As consideration for the assignment, we: (i) issued the Lee’s 250,000 shares of our common stock upon execution of the Agreement, (ii) agreed to pay the Lees a total of $50,000 in five monthly installments of $10,000 beginning on February 1, 2013, and (iii) agreed to issue the Lees up to 2,000,000 shares of our common stock based upon the achievement of certain milestone events described in the Assignment Agreement.

Loan Agreement. In February 2013, we entered into a loan and security agreement with a bank pursuant to which the lender provided us loans to finance certain equipment, in an aggregate principal amount of up to $1,000,000. Under the loan agreement, the lender funded an initial equipment advance in the principal amount of $875,888 in February 2013 and agreed to fund, subject to customary conditions, an additional equipment advance in the principal amount of $124,112 on or prior to August 21, 2013. The loans under the loan agreement bear interest at a rate equal to the three-year U.S. Treasury note yield plus 4.65%, which is fixed on the date of each funding. Interest accrues on the initial outstanding advance at the fixed rate of 5.15%. We are obligated to pay interest-only on any loans funded under the loan agreement prior to April 30, 2013 until May 1, 2013, and thereafter to pay 36 consecutive equal monthly installments of principal and interest through April 1, 2016. We are obligated to pay equal monthly installments of principal and interest through April 1, 2016 on any loans funded under the loan agreement after April 30, 2013. All loans funded under the loan agreement mature on April 1, 2016.

Stock Purchase Agreement. In March 2013, we entered into a Stock Purchase Agreement and issued 33,658,305 shares of common stock, in a private placement transaction, at $0.18 per share for aggregate gross proceeds of $6,418,495.

IgDraSol Transactions. On March 7, 2013, we entered into the IgDraSol Transactions, as more fully described above under Item 1, Recent Developments. Pursuant to the option agreement, IgDraSol granted us an irrevocable option to acquire IgDraSol by means of the merger agreement. In consideration for entering into the option agreement, IgDraSol is to receive a non-refundable lump sum payment of $200,000. The close of the transaction and the lump sum payment are expected to occur within 51 days of the signing of the option agreement. If we exercise our option to acquire IgDraSol, we will, pursuant to the merger agreement, issue 76,199,198 shares of common stock to IgDraSol stockholders and, upon the achievement of a specified regulatory milestone, we will issue an additional 32,656,799 shares of common stock to former IgDraSol stockholders. If we do not exercise our option to acquire IgDraSol, we will be required to invest $500,000 in IgDraSol pari passu with other new investors of IgDraSol.

Contemporaneously with the execution of the option agreement, on March 7, 2013, we and IgDraSol entered into an asset purchase agreement for the purchase of all documentation, equipment, information and other know-how related to the micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The transaction is expected to close within 45 days of the signing of the asset purchase agreement. Upon payment of such purchase price, we and IgDraSol intend to enter into a development services agreement pursuant to which approximately $3,000,000 in development services may be provided by IgDraSol for the development of Tocosol® and related technologies.

We and IgDraSol also entered into an initial services agreement dated March 7, 2013, pursuant to which IgDraSol is to provide certain product development and technology services related to our antibody platform in exchange for a payment of $1,000,000, which was paid to IgDraSol upon signing.

Corporate Information

On September 21, 2009, QuikByte consummated its acquisition of STI in a reverse merger, as more fully described in Item 1 above. We formed Sorrento Hong Kong effective December 4, 2012. Sorrento Hong Kong had no operations in 2012.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2012 and 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2012 and 2011

Revenues. Revenues were $583,774 for the year ended December 31, 2012, as compared to $529,184 for the year ended December 31, 2011. The net increase of $54,590 is due to the following substantially offsetting factors: (i) grant revenues increased $254,590 due to increased activities under three active grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, in the year ended December 31, 2012 as compared to only two active grants for the year ended December 31, 2011, and (ii) non-recurring collaboration revenue of $200,000 earned under a collaboration agreement upon delivering all screening services in 2011.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for this grant covered a two-year period, and as of December 31, 2011, the entire Phase 1 grant of $600,000 had been awarded. The Staph Grant award revenues for the years ended December 31, 2012 and 2011 and for the period from inception (January 25, 2006), or Inception, through December 31, 2012 were $119,379, $215,986 and $600,000, respectively.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. The C. difficile Grant award revenues for the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012 were $335,579, $113,198 and $448,777, respectively.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. The Staph Grant II award revenues for the year ended December 31, 2012 and from Inception through December 31, 2012 was $128,816.

We had no other revenue during the years ended December 31, 2012 and 2011 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the timing and amount of grant awards, research and development reimbursements and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2012 and 2011 were $3,830,404 and $2,570,406, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, preclinical testing, laboratory supplies, consulting costs, depreciation and other expenses. The increase of $1,259,998 is primarily attributable to salaries, stock-based compensation expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and receipt of the three NIH Grant awards in May 2010, July 2011 and June 2012, respectively. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were $1,605,978 and $1,201,220, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $404,758 is primarily attributable to higher legal costs related to the annual shareholder meeting and general corporate matters. Other offsetting activities included a decrease in salaries expense related to the departure of our former Chief Executive Officer and increases in consulting expenses with the addition of our part time Chief Business Officer in the second half of 2012 and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations and compliance with our public reporting obligations.

Interest Income. Interest income for the years ended December 31, 2012 and 2011 was $7,300 and $5,951, respectively. The increase in interest income resulted from higher average cash balances in 2012 as compared to 2011. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the years ended December 31, 2012 and 2011 was $4,845,308 and $3,236,491, respectively. The increase in net loss is mainly attributable to the expanded research and development and general and administrative activities.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, we had $5,091,312 and $3,466,549 in cash and cash equivalents, respectively, primarily attributable to the closing of private placements aggregating gross proceeds of $6,000,000 and $2,000,000 in 2012 and 2011, respectively.

Cash Flows from Operating Activities. Net cash used for operating activities was $3,797,476 for 2012 and is primarily attributable to our net loss of $4,845,308, which was partially offset by $1,156,429 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $2,743,375 for 2011 and primarily reflects a net loss of $3,236,491, which was partially offset by $457,253 in non-cash activities relating primarily to stock-based compensation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio and research and development activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $547,884 for 2012 as compared to $1,051,737 for 2011. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in laboratory equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2012 and 2011 was $5,970,123 and $1,984,083, respectively, which were primarily derived from the sale of our common stock in private placement transactions.

Future Liquidity Needs. From inception through December 31, 2012, we have principally financed our operations through private equity financings with aggregate net proceeds of $15,451,451, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

In February 2013, we entered into a loan and security agreement with a bank which provided us with an equipment loan for up to $1,000,000 (see Note 10 of the Notes to the Consolidated Financial Statements). In March 2013, we entered into: (i) a stock purchase agreement and issued 33,658,305 shares of common stock for aggregate gross proceeds of $6,418,495, and (ii) the IgDraSol Transactions (see Note 10 of the Notes to the Consolidated Financial Statements).

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue to identify and advance a number of potential drug candidates into preclinical development activities, (ii) acquire

IgDraSol and continue to fund its operations, and (iii) expand our corporate infrastructure, including the costs associated with being a public company. Without additional funding, we believe that we will not have sufficient funds to meet our obligations beyond October 2013. These conditions give rise to substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We plan to continue to fund our losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

Our actual cash requirements may vary materially from those now planned, however, because of a number of factors, including the actual costs incurred to effect and support the IgDraSol Transactions and related operating activities, the pursuit of development of product candidates, competitive and technical advances, costs of commercializing any potential product candidates, and costs of filing, prosecuting, defending and enforcing any patent claims and any other intellectual property rights. If we are unable to raise additional funds when needed, we may not be able to develop any product candidates, we could be required to delay, scale back or eliminate some or all of our research and development programs and we may need to wind down our operations altogether. Each of these alternatives would have a material adverse effect on our business.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

In its report on our consolidated financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to obtain additional financing, which is uncertain. If we are unable to to do so, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our consolidated financial statements, and in this event it is likely that investors will lose all or part of their investment.

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

Further, the NIH has notified all grant recipients that due to the current Congressional budget sequestration, the NIH may not be able to issue continuation awards, or it may be required to negotiate a reduction in the scope of existing awards to meet the constraints imposed. Additionally, plans for new grants or cooperative agreements may be re-scoped, delayed, or canceled depending on the nature of the work and the availability of resources. As a result, we cannot assure you that we will receive the funding under our existing NIH grants, and we may not be successful in securing additional grants from the NIH in the future.

Related Party Transactions. There were no related party transactions in 2011. In December 2011, we entered into a Stock Purchase Agreement and issued 12,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $2,000,000. In May 2012, pursuant to the December 2011 Stock Purchase Agreement, as amended and restated, we issued 37,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $6,000,000. 6,250,000 of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, our Chief Executive Officer and President, is a managing director.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2012, we have not experienced any losses on such accounts.

Stock-Based Compensation. We account for stock-based compensation in accordance with authoritative guidance for stock-based compensation, which requires us to measure the cost of employee services received in exchange for equity incentive awards, including stock options, based on the grant date fair value of the award. The fair value is estimated using the Black-Scholes option pricing model. The resulting cost is recognized over the period during which the employee is required to provide services in exchange for the award, which is usually the vesting period. We recognize compensation expense over the vesting period using the straight-line method and classify these amounts in the consolidated statements of operations based on the department to which the related employee reports. To the extent that we issue future stock incentive awards to employees, our stock-based compensation expense will be increased by the additional unearned compensation resulting from such additional issuances.

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

Revenue Recognition. Our revenues are generated from grant awards and a Collaboration Agreement. The revenue from grant awards is based upon subcontractor costs and internal costs incurred that are specifically covered by each grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. The revenue from the Collaboration Agreement is derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services as provided for in the Collaboration Agreement. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

Off-Balance Sheet Arrangements

From our inception through December 31, 2012, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Refer to Note 2, “Nature of Operations and Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated by the SEC under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors, including their ages, as of March 22, 2013:

Name	Age	Title(s)
Dr. Henry Ji	48	Director, Chief Executive Officer and President
Richard G. Vincent	49	Director, Chief Financial Officer and Secretary
Dr. David Webb	68	Director
Dr. Ernst-Guenter Afting	70	Director
Cam Gallagher	43	Director
Dr. Kim D. Janda	55	Director
M. Scott Salka	51	Director

Henry Ji, Ph.D. co-founded and has served as a director of Sorrento Therapeutics, Inc. since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, and as its Chief Executive Officer and President since September 2012. Dr. Ji also served as our Secretary from September 2009 to June 2011. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Stratagene Corporation and brings more than 18 years of biotechnology and biopharmaceutical experience to his position on our board of directors. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in our day-to-day operations as our Chief Executive Officer and President, allows him to bring to our board of directors a broad understanding of the operational and strategic issues we face.

Richard G. Vincent joined us in January 2010, and served as our Chief Financial Officer, on a part-time basis, from February 2010 to September 2012 and has served as our Chief Financial Officer on a full time basis since September 2012. Since April 2008, Mr. Vincent has also served as a contract Chief Financial Officer for various other companies, including Elevation Pharmaceuticals, Inc., Meritage Pharma, Inc., Genoa Pharmaceuticals, Inc., Verus Pharmaceuticals, Inc., Chumby Industries, Inc. and Suneva Medical, Inc. From October 2004 to March 2009, Mr. Vincent served as Chief Financial Officer of Verus Pharmaceuticals, Inc., a specialty pharmaceutical company focused on developing and commercializing pediatric drug/device combination products for the treatment of asthma, allergies, and related diseases and conditions. From October 2003 to October 2004, Mr. Vincent served as Chief Financial Officer of Women First HealthCare, Inc., a public specialty pharmaceutical company focused on women’s healthcare and dermatology. Mr. Vincent also served as Senior Director of Finance for Elan Pharmaceuticals, Inc., a public biopharmaceutical company engaged in research, development and commercial activities primarily in neuroscience, autoimmune and severe chronic pain, from October 2001 to October 2003. From November 1995 to October 2001, Mr. Vincent served in various senior management capacities for several wireless and technology companies. From 1987 to 1995, Mr. Vincent held a number of positions with Deloitte & Touche LLP, the last of which was senior manager, where he specialized in emerging growth and publicly-reporting companies. Mr. Vincent became a Certified Public Accountant in California in 1989 and holds a B.S. degree in business with an emphasis in accounting from San Diego State University.

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

David Webb, Ph.D. Since 2006 to the present, Dr. Webb has served on the Board of Directors of BIOCOM and Connect. Since August 2011, Dr. Webb has served as a member of the Board of Directors of the La Jolla Institute of Allergy and Immunology, and became Adjunct Professor, Department of Molecular Biology at The Scripps Research Institute in June 2011. Dr. Webb joined Celgene Corporation—San Diego in 2003 as Vice President, Research and in 2006 also became site head, Celgene, San Diego and retired in that role in June 2011. Celgene is a publicly-traded global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Between 1995 and 2003, he held a series of senior management positions in several biotechnology companies where he developed and led drug discovery programs focused on inflammation, asthma, cancer and diabetes. These include Syrrx, OSI Pharmaceuticals, and Cadus Pharmaceutical Corporation where he was Vice President of Research and Chief Scientific Officer from 1995 to 1999 and adjunct professor of Microbiology and Immunology at New York Medical College. From 1987 to 1995, Dr. Webb was at Syntex, Inc. where he held the positions of Distinguished Scientist and later, Director, Institute of Immunology and Biological Sciences and was also a Consulting Professor of Cancer Biology at Stanford University. From 1973 to 1987, he was a member of the Department of Cell Biology, Roche Institute of Molecular Biology and Adjunct Associate Professor at Columbia University, College of Physicians and Surgeons. Dr. Webb earned his Ph.D. in Microbiology/Immunology at Rutgers, The State University of New Jersey-New Brunswick, and a B.A., M.A. in Biology from California State University-Fullerton.

Dr. Webb’s experience and qualifications for Board membership include his extensive background in the drug discovery, pre-clinical and clinical development, organizational development, including strategies and drug development programs, project management from target validation through lead optimization to full drug approval, business development expertise, development and managed research alliances for both domestic and international pharmaceutical and biotechnology companies, international project formation, profit and loss responsibilities, and development and management.

Ernst-Guenter Afting previously served as a director of the Company from September 2009 through April 1, 2010. From 1995 until his retirement in 2006, Dr. Afting served as President and Chief Executive Officer of the National Research Center for Environment and Health, GSF-National Research Center for Environment and Health GmbH, a governmental research center in Munich, Germany. From 1993 to 1995, he served as President and Chief Executive Officer of Roussel UCLAF, Paris, a pharmaceutical company. He was also a member of the board of directors of the Pharmaceutical Division of Hoechst Group from 1984 to 1993 and was chairman and Chief Executive Officer of the Divisional Pharmaceutical Board of Hoechst from 1992 to 1993. Dr. Afting was a member of the Advisory Committee on Science and Technology to German Chancellor Helmut Kohl from 1996 to 1997 and from 1996 to 2005 was a member of the German National Advisory Committee on Health Research to the State Secretaries of Science, Technology and Health. Dr. Afting has been a member of the medical faculty at the University of Goettingen since 1985. Dr. Afting currently serves on the boards of Intercell AG, Enanta Pharmaceuticals, Inc., and Olympus Europa GmbH. He received his Ph.D. in Chemistry and M.D. from the University of Freiburg/Breisgau, Germany.

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

Cam Gallagher has served as a director since September 2012. Mr. Gallagher currently serves as the sole Managing Director of Nerveda, LLC, a life science seed fund he founded in June 2009. Previously, from September 2007 until June 2009, Mr. Gallagher served as President and Chief Executive Officer of Nerveda, Inc., a privately held specialty pharmaceutical company in San Diego, California. Since October 2008,

Mr. Gallagher has served as Chairman of the Board of Directors of DioGenix, Inc., a privately held molecular diagnostic company in Gaithersburg, Maryland. Mr. Gallagher is currently acting as the Senior Vice President of Business Development for Neurelis, Inc, a privately held specialty pharmaceutical company in San Diego, California. From December 2004 through June 2007, Mr. Gallagher served in various senior marketing positions of increasing responsibility at Verus Pharmaceuticals, Inc., a privately held specialty pharmaceutical company in San Diego, California. Mr. Gallagher holds an M.B.A. from the University of San Diego and a B.S. in Business Administration from the Ohio University.

Mr. Gallagher’s experiences in raising capital as a fund manager, President and Chief Executive Officer of a startup company, affiliations with multiple entrepeneurs across various therapeutic areas, and commercialization expertise with various biotechnology companies bring a great business and practical understanding of our industry. Mr. Gallagher brings a broad understanding of the operational, financial and strategic issues facing companies and his experience in all aspects of early commercial-stage companies provides valuable insight and perspective to our board of directors.

Kim D. Janda, Ph.D. has served as a director since April 2012. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioorg. & Med. Chem., PloS ONE and serves, or has served, on editorial boards of numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, no officer, director or greater than ten percent beneficial owner was delinquent with their Section 16(a) filing requirements.

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

Board Leadership Structure

We have a separate Chairman of the Board, Dr. David Webb, and Chief Executive Officer, Dr. Henry Ji. We believe that having an independent director serve as our Chairman allows our Chief Executive Officer to focus on our business, while allowing the Chairman of the Board to fulfill his fundamental Board leadership role, which includes providing advice to and independent oversight of our Board.

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

Information Regarding Board Committees

Our Board has established standing Audit and Compensation Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. Both committees operate under a written charter adopted by our Board, each of which is available on our Internet website at www.sorrentotherapeutics.com under “Corporate Governance.” In February 2012, our Board formed a Science Committee which is currently comprised of Drs. Janda (Chairperson), Afting and Salka to provide assistance to the Board in fulfilling its oversight responsibilities relating to: (i) our research and development and technology strategies and initiatives; and (ii) significant trends in science and technology and the potential impact of such trends on our business and operations.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Mr. Salka, Dr. Afting and Mr. Gallagher. Mr. Salka serves as the Chairperson of the Audit Committee. The functions of this Committee include, among others:

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

Our common stock is quoted on the OTCBB. Since the OTCBB does not have rules regarding independence of audit committee members, the Board makes its determination as to the independence of our Audit Committee members based on the definition of “independence” as defined under the rules of the NYSE Amex. Under the applicable rules and regulations of the NYSE Amex, each member of a company’s audit committee must be considered independent in accordance with Section 803A of the NYSE Amex LLC Company Guide and Rule

10A-3(b)(1) under the Exchange Act. Our Board reviews the NYSE Amex standards and Exchange Act definitions of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Section 803A of the NYSE Amex Listed Company Manual). Our Board has determined that all members of our Audit Committee also meet the requirements for financial literacy under the NYSE Amex listing standards.

Our Board has determined that Mr. Salka is an audit committee financial expert, as defined under applicable SEC rules, and that both Dr. Afting and Mr. Gallagher meet the background and financial sophistication requirements under Section 803A of the NYSE Amex LLC Company Guide. In making these determinations, the Board made a qualitative assessment of Dr. Afting and Mr. Gallagher’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

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

As described more fully in its charter, the purpose of the Audit Committee is to assist our Board with its oversight responsibilities regarding the integrity of our financial statements, our compliance with legal and regulatory requirements, assessing the independent registered public accounting firm’s qualifications and independence and the performance of the persons performing internal audit duties for us and the independent registered public accounting firm. Management is responsible for preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies, internal audit function, internal accounting controls and disclosure controls and procedures. The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with Standards of the Public Company Accounting Oversight Board and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes. The following is the Audit Committee’s report submitted to the Board for 2012.

The Audit Committee has:

•	reviewed and discussed our audited consolidated financial statements with management and Mayer Hoffman McCann P.C., the independent registered public accounting firm;

•	discussed with Mayer Hoffman McCann P.C. the matters required to be discussed by AU Section 380, Communications with Audit Committees, as may be modified or supplemented; and

•

received from Mayer Hoffman McCann P.C. the written disclosures and the letter regarding their communications with the Audit Committee concerning independence as required by the Public Company Accounting Oversight Board and discussed the auditors’ independence with them.

In addition, the Audit Committee has met separately with management and with Mayer Hoffman McCann P.C.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Securities and Exchange Commission.

Audit Committee

Mr. M. Scott Salka

Dr. Ernst Guenter Afting

Mr. Cam Gallagher

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

Compensation Committee

Our Compensation Committee is comprised of Dr. Janda, Dr. Webb and Mr. Salka. Dr. Janda serves as the Chairperson of our Compensation Committee. The functions of this committee include, among others:

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2012 and 2011 by our Chief Executive Officer and President and our Chief Financial Officer. We refer to these individuals as our “named executive officers.” There are no other executive officers who earned in excess of $100,000 for the year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		Fees Earned Or Paid in Cash ($)	All Other Compensation ($) (2)	Total ($)
Henry Ji, Ph.D.(3) Chief Executive Officer and President	2012	255,237	—	77,500		—	19,255	351,992
	2011	240,000	—	—		—	22,371	262,371

Richard Vincent(4) Chief Financial Officer	2012	183,506	—	936,250	(5)	—	4,739	1,124,495
	2011	117,525	—	63,500		—	—	181,025

(1)	These amounts represent the aggregate grant date fair value of awards for grants of options to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. The value as of the grant date for stock options is recognized over the number of days of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 6 to the financial statements included in this Annual Report on Form 10-K.
(2)	The amounts in this column consist of health and welfare benefits for Dr. Ji in 2012 and 2011 and for Mr. Vincent in 2012.
(3)	Dr. Ji served as our Chief Scientific Officer from November 2008 through September 2012, has served as a director since January 2006, as our Chief Executive Officer since April 2011 and as President since September 2012.
(4)	Mr. Vincent was appointed Chief Financial Officer in February 2010 and served us, on a part time basis, from January 2010 through September 2012. Mr. Vincent has served us on a full time basis as our Chief Financial Officer since September 2012.
(5)	Pursuant to a Stock Option Cancellation Agreement and Option Amendment dated as of September 30, 2012, Mr. Vincent forfeited an option to purchase 725,000 shares of common stock. This amount represents the aggregate grant date fair value of awards for grants of options Mr. Vincent received for the fiscal year ended December 31, 2012, including such forfeited option. The aggregate grant date fair value of the forfeited option was $217,500.

We paid no perquisites or other personal benefits to our executive officers during the years ended December 31, 2012 and 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

The following table presents the outstanding option awards held by each of our named executive officers as of December 31, 2012.

	Option Award						Stock Awards
Name	Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options (#) Unexercisable	Option Exercise Price ($) (3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Henry Ji, Ph.D.	02/16/10	(1)	75,000	75,000	$0.07	02/16/20	—	—
	02/06/12	(1)	—	250,000	$0.16	02/06/22	—	—
Richard Vincent	02/05/10	(2)	100,000	—	$0.07	02/05/20	—	—
	03/07/11	(1)	250,000	250,000	$0.14	03/07/21	—	—
	02/06/12	(1)	31,250	93,750	$0.16	02/06/22	—	—
	09/30/12	(4)	—	2,275,000	$0.16	09/22/22	—	—

(1)	All of the options vest and become exercisable as to 25% of the shares subject to the option on each of the first four anniversaries of the date of grant.
(2)	All of the options vested and became exercisable on February 15, 2011.
(3)	Represents the fair market value of a share of our common stock, as determined by our Board, on the option’s grant date.
(4)

The options shall vest and become exercisable over a four-year period, with 1/4th of the shares subject to the option vesting on September 22, 2013 and 1/48th of the shares subject to the option vesting following each one-month period of service thereafter.

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

Base Salary. Base salaries for our named executive officers are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

Discretionary Annual Bonus. In addition to base salaries, our Board or the applicable committee thereof has the authority to award discretionary annual bonuses to our named executive officers. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and value-creating milestones. No bonuses were awarded during 2012 or 2011.

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

Employment Agreements

Employment Agreement with Dr. Henry Ji. Dr. Ji is currently employed as our Chief Executive Officer and President, and is a party to an employment agreement entered into on September 21, 2012, and amended on October 18, 2012, or the Ji Employment Agreement. Pursuant to the Ji Employment Agreement, Dr. Ji will receive an initial annual base salary of $262,500, which amount will be subject to increase each year at the discretion of the Board or an authorized committee thereof. Dr. Ji will also be eligible to participate in an annual incentive program established by the Board. Dr. Ji’s target annual incentive compensation under such incentive program will be 60% of his then-applicable annual base salary. The annual bonus payable under the annual incentive program will be based on the achievement of individual and Company performance goals to be determined in good faith by the Board or an authorized committee of the Board. We have the right to terminate Dr. Ji’s employment at any time with or without “cause” or upon Dr. Ji’s death or disability, each as defined in the Ji Employment Agreement. Dr. Ji may resign with or without “good reason,” as defined in the Ji Employment Agreement, upon 30 days written notice. Under such circumstances, Dr. Ji will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The Ji Employment Agreement also includes provisions regarding severance. If Dr. Ji is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. If we terminate Dr. Ji for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. The Ji Employment agreement also contains standard confidentiality, non-competition and non-solicitation covenants.

Employment Agreement with Richard Vincent. Mr. Vincent is currently employed as our Chief Financial Officer, and is a party to an employment agreement entered into on September 21, 2012 and amended on October 18, 2012, or the Vincent Employment Agreement. From January 2010 through September 2012, Mr. Vincent was a party to a consulting agreement whereby he was serving as our Chief Financial Officer on a part-time basis. Pursuant to the Vincent Employment Agreement, Mr. Vincent will receive an initial annual base salary of $280,000, which amount will be subject to increase each year at the discretion of the Board or an authorized committee thereof. Mr. Vincent will also be eligible to participate in an annual incentive program established by the Board. Mr. Vincent’s target annual incentive compensation under such incentive program will be 25% of his then-applicable annual base salary. The annual bonus payable under the annual incentive program will be based on the achievement of individual and Company performance goals to be determined in good faith by the Board or an authorized committee of the Board. We have the right to terminate Mr. Vincent’s employment at any time with or without “cause” or upon Mr. Vincent’s death or disability, each as defined in the Vincent Employment Agreement. Mr. Vincent may resign with or without “good reason,” as defined in the Vincent Employment Agreement, upon 30 days written notice. Under such circumstances, Mr. Vincent will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The Vincent Employment Agreement also includes provisions regarding severance. If Mr. Vincent is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. If we terminate Mr. Vincent for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts. The Vincent Employment agreement also contains standard confidentiality, non-competition and non-solicitation covenants.

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

Non-Employee Director Compensation

The following table summarizes the total compensation paid to or earned by each of our directors who served during all or a portion of the year ended December 31, 2012.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Glenn Halpryn(3)	5,273	42,000	47,273
Dr. Curtis Lockshin(3)	5,273	24,900	30,173
Dr. Jane Hsiao(3)	5,273	18,000	23,273
Dr. Kim Janda	14,828	166,500	181,328
Diane D-S. Tang-Liu(3)	3,773	22,200	25,973
Dr. David Webb(4) (5)	9,583	157,500	167,083
Scott Salka(6)	13,328	162,200	175,528
Cam Gallagher(4)	7,986	140,000	147,986
Dr. Ernst-Guenter Afting(4)	9,583	140,000	149,583

(1)	Dr. Ji, our Chief Executive Officer and President and Richard Vincent, our Chief Financial Officer, both named executive officers, are not included in this table as they are employees and thus receive no compensation for their service as directors. Dr. Ji’s and Mr. Vincent’s compensation for 2012 is included in the Summary Compensation Table above.
(2)

These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2012, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2012. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 6 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As of December 31, 2012, our non-employee directors held the following number of options: Dr. Janda—947,500; Dr. Webb—450,000; Mr. Salka—475,000; Mr. Gallagher—400,000; and Dr. Afting—440,000.
(3)	Mr. Halpryn, Dr. Lockshin, Dr. Hsiao and Ms. Tang-Liu’s service on the Board ceased effective as of September 6, 2012.
(4)	Dr. Webb, Mr. Gallagher, and Dr. Afting were appointed to the Board effective as of September 6, 2012.
(5)	Pursuant to a Stock Option Cancellation Agreement dated as of October 17, 2012, Dr. Webb forfeited an option to purchase 37,500 shares of common stock which was issued in September 2011. This amount represents the aggregate grant date fair value of awards for grants of options Dr. Webb received for the fiscal year ended December 31, 2012, excluding such forfeited option. The aggregate grant date fair value of the forfeited option was $4,987.
(6)	Mr. Salka was appointed to the Board effective as of February 23, 2012.

Non-Employee Director Compensation Policy. We compensate non-employee members of our Board. Directors who are also employees do not receive cash or equity compensation for service on our Board in addition to compensation payable for their service as our employees.

From January 1, 2012 through September 5, 2012, each outside director received a quarterly fee of $1,500 for his or her service as a director.

Under our new non-employee director compensation policy, or Director Compensation Policy, which was adopted as of September 6, 2012, or the Effective Date, and amended as of December 12, 2012, we provide cash compensation in the form of an annual retainer of $25,000 for each non-employee director. We also pay an additional annual retainer of $5,000 to the chairman of our Board and $5,000 to the chairman of each of the audit, compensation and science committees. In addition, in the event our Board determines that a non-employee director’s service at any time requires extraordinary efforts, such non-employee director shall be eligible to receive additional compensation as may be approved by our Board in connection with such additional service. We have reimbursed and will continue to reimburse our non-employee directors for their reasonable travel expenses incurred in attending our Board and committee meetings.

Also under our Director Compensation Policy, any non-employee director who is (i) a non-employee director on the Effective Date or (ii) initially elected or appointed to our Board following the Effective Date, will be granted an option to purchase 400,000 shares of our common stock on the Effective Date or on the date of his or her initial election or appointment to our Board, as applicable (provided that such award shall be 450,000 shares of our common stock if the non-employee director is also serving as chairman of our Board). These options will be granted under our 2009 Stock Incentive Plan, or 2009 Plan. Such options will have an exercise price per share equal to the fair market value (as defined in the 2009 Plan) of our common stock on the date of grant.

The initial options granted to non-employee directors will vest in forty-eight equal monthly installments on the last day of each one-month period of service following the date of the initial option grant (or, with respect to the initial options granted to those individuals who were non-employee directors as of the Effective Date, following September 6, 2012), such that each initial option shall be 100% vested on the fourth anniversary of the date of grant (or, with respect to the initial options granted to those individuals who were non-employee directors as of the Effective Date, on September 6, 2016), subject to the non-employee director’s continuing service on our Board on those dates. The term of each option granted to a non-employee director will be ten years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 22, 2013, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 22, 2013. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 336,075,440 shares of common stock outstanding as of March 22, 2013, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 21, 2013, which is 60 days after March 22, 2013. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 6042 Cornerstone Ct. West, Suite B, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Director, Chief Executive Officer and President	58,541,532	(1)	17.4%
Richard G. Vincent, Chief Financial Officer and Secretary	381,250	(2)	*
Dr. Ernst-Guenter Afting, Director	1,032,096	(3)	*
Dr. David Webb, Director	75,000	(4)	*
Mr. M. Scott Salka, Director	141,666	(5)	*
Mr. Cam Gallagher, Director	66,666	(6)	*
Dr. Kim Janda, Director 10550 N. Torrey Pines Road, 8CC-582 La Jolla, CA 92037	414,166	(7)	*
All Officers and Directors as a Group (7 Persons)	60,652,376	(9)	18.0%

5% Stockholders:
Dr. Antonius Schuh, Former Chairman and Former Chief Executive Officer	25,484,329	(8)	7.6%
Dr. Henry Ji, Director, Chief Executive Officer and President	58,541,532	(1)	17.4%
Stephen Zaniboni	25,484,329	(10)	7.6%
OPKO Health, Inc. 4400 Biscayne Boulevard, Suite 900 Miami, Florida 33137	59,015,257		17.6%
Donald Scifres One First Street, Suite 14 Los Altos, CA 94022	38,844,714	(11)	11.6%
Halpryn Group VI, LLC 4400 Biscayne Boulevard, Suite 950 Miami, Florida 33137	20,168,115	(12)	6.0%
Steven Jerry Glauser 1400 16th Street, Suite 510 Denver, Colorado 80202	21,292,847	(13)	6.3%

*	Less than 1%.
(1)	Comprised of 137,500 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013 and 52,154,032 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.
(2)	Comprised of 381,250 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013.
(3)	Comprised of 106,666 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013 and 925,430 shares of common stock held directly.
(4)	Comprised of 75,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013. Dr. Webb disclaims beneficial ownership of the shares of common stock gifted to and held by his two children.
(5)	Comprised of 141,666 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013.
(6)	Comprised of 66,666 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013.
(7)	Comprised of 414,166 shares of common stock issuable pursuant to stock options exercisable within 60 days of March 22, 2013.
(8)	Comprised of 25,484,329 shares of common stock held in a trust, of which Dr. Schuh is the trustee.
(9)	Comprised of shares included under “Named Executive Officers and Directors”.
(10)	These shares are held in a trust, of which Mr. Zaniboni is the trustee.
(11)	These shares are held in a trust account, of which Mr. Scifres is the trustee.
(12)	Comprised of 1,091,673 shares of common stock held directly, 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Halpryn is a member, 555,556 shares of common stock held by Prine Intervest Limited, of which Mr. Halpryn is a member, and 1,336,658 shares of common stock held by IVC Investors, LLLP, in which Mr. Halpryn has an interest. Mr. Halpryn disclaims beneficial ownership of the shares of common stock held by each of Halpryn Group VI, LLC and IVC Investors, LLLP, except to the extent of any pecuniary interest therein.
(13)	Comprised of 4,108,619 shares of common stock held directly and 17,184,228 shares of common stock held by Halpryn Group VI, LLC, of which Mr. Glauser is a member. Mr. Glauser disclaims beneficial ownership of the shares of common stock held by Halpryn Group VI, LLC, except to the extent of any pecuniary interest therein.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Certain Relationships and Related Transactions

The following is a description of transactions or series of transactions since January 1, 2012, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2012 and December 31, 2011, and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

Common Stock Private Placement

In December 2011, we entered into a Stock Purchase Agreement with the Donald R. Scifres 2011 Annuity Trust Y, or the Scifres Trust, an accredited investor, and issued12,500,000 shares of common stock in consideration for an aggregate investment of $2,000,000. In May 2012, we entered into an Amended and

Restated Stock Purchase Agreement, and issued 37,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $6,000,000. 6,250,000 of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, our Chief Executive Officer and President, is a managing director.

The December 2011 Stock Purchase Agreement provides to SDL preemptive rights, except under certain conditions, for SDL to participate in any offer or sale by us of any capital stock or other securities of any type that are, or may become convertible, into capital stock, up to SDL’s pro rata portion, on the same terms, conditions and price provided in any subsequent placement of its securities. SDL’s preemptive rights do not apply to, among others things: (a) shares of common stock, options, warrants or other convertible securities issued to employees or officers or directors or outside consultants or contractors of the Company or any subsidiary pursuant to a plan, agreement or arrangement duly approved by our Board; (b) securities issued in connection with the acquisition of all or a substantial portion of the assets or the business of another entity by us; (c) securities issued in connection with a corporate partnering transaction, strategic alliance, technology transfer, license or similar transaction; or (d) any shares of common stock sold at a price equal to or greater than $0.16 per share (as adjusted for any stock splits, stock dividends, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement, or the Purchase Price, or any other capital stock or other securities of any type whatsoever convertible into or exchangeable for our common stock at a price equal to or greater than the Purchase Price (as adjusted for any stock splits, stock dividends, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement). SDL’s preemptive rights terminate on the earliest of (a) such time as SDL no longer is the owner of 40,000,000 shares of our common stock (as adjusted for any stock splits, stock combinations, and similar events occurring after the date of the Stock Purchase Agreement), (b) December 29, 2016, (c) the date our common stock is listed on a national exchange, or (d) the date of the closing of a sale or other disposition of all or substantially all of our assets or our merger into or consolidation with any corporation or other entity, in which the holders of our outstanding voting stock immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of our voting power or the surviving entity.

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

Director Independence

The Board has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in day-to-day operations. Our common stock is quoted on the OTCBB. Since the OTCBB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the NYSE Amex. Our Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable NYSE Amex rules, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, us, our senior management and our independent auditors, our Board has determined that all of our directors, other than Dr. Ji and Mr. Vincent, are independent, as defined in Section 803A of the NYSE Amex LLC Company Guide.

Item 14.	Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us for the years ended December 31, 2012 and 2011 by Mayer Hoffman McCann P.C., or Mayer Hoffman, our principal auditor for such periods. All fees described below were approved by the Audit Committee.

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees(1)	$57,000	$53,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$57,000	$53,000

(1)	Audit fees for the year ended December 31, 2012 related to our annual audit for 2012 and the review of our 2012 quarterly financial statements and other SEC filings. Audit fees for the fiscal year ended December 31, 2011 related to our annual audit for 2011 and the review of our 2011 quarterly financial statements and other SEC filings.

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

(a)(1) Financial Statements

The Consolidated Financial Statements of Sorrento Therapeutics, Inc. and Report of Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Description

2.1*	Merger Agreement, dated July 14, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2009).

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2009).

2.3	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

9.1	Form of Stockholder Voting Agreement by and among QuikByte Software, Inc. and the Stockholders of Sorrento Therapeutics, Inc. set forth on the signature page thereto, dated as of July 14, 2009 (incorporated by reference to Exhibit 9.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

Exhibit No.	Description

10.1	Form of Stock Purchase Agreement, dated September 18, 2009, by and among QuikByte Software, Inc. and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.2	Escrow Agreement, dated September 21, 2009, by and among QuikByte Software, Inc., the Stockholders’ Agent, the Parent Representative and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.3	Stock Purchase Agreement dated December 21, 2010 by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

10.4	Stock Purchase Agreement dated December 29, 2011 by and between the Company and Donald R. Scifers 2011 Annuity Trust Y (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the SEC on January 5, 2012).

10.5	First Amendment to Stock Purchase Agreement, dated February 28, 2012 (the original agreement dated December 29, 2011), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto. (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on form 10-Q filed with the SEC on May 15, 2012).

10.6	Second Amendment to Stock Purchase Agreement, dated March 30, 2012 (the original agreement dated December 29, 2011), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto. (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on form 10-Q filed with the SEC on May 15, 2012).

10.7	Amended and Restated Stock Purchase Agreement dated May 14, 2012 by and between the Company and the investors whose names appear on the signature pages thereof. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on form 8-K filed with the SEC on May 14, 2012).

10.8	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.9	First Amendment to Office Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.10	Second Amendment to Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.11	Third Amendment to Office Lease, dated November 11, 2010, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.12	Fourth Amendment to Office Lease, dated January 17, 2011, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.13	Fifth Amendment to Office Lease, dated February 9, 2012, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

Exhibit No.	Description

10.14	Sixth Amendment to Office Lease, dated June 20 2012, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012).

10.15	Share Purchase Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.16	Limited License Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.17+	Patent Assignment Agreement, dated June 10, 2009, by and between Henry H. Ji and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.18+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.19±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.20±	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.21±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2012).

10.22±	2009 Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.23±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.24±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.25±	First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.26±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.27±	First Amendment to Employment Agreement, dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.28±	Independent Director Compensation Policy

Exhibit No.	Description

10.29±	Stock Option Cancellation Agreement and Option Amendment, dated September 30, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent.

10.30±	Stock Option Cancellation Agreement, dated October 17, 2012, by and between Sorrento Therapeutics, Inc. and David Webb, Ph.D.

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
Director, Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ HENRY JI Henry Ji, Ph.D.	Director, Chief Executive Officer & President (Principal Executive Officer)	March 25, 2013

/S/ RICHARD G. VINCENT Richard G. Vincent	Director, Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2013

/S/ DAVID WEBB David Webb, Ph.D.	Director	March 25, 2013

/S/ ERNST-GUNTER AFTING Ernst-Gunter Afting, Ph.D., M.D.	Director	March 25, 2013

/S/ CAM GALLAGHER Cam Gallagher	Director	March 25, 2013

/S/ KIM D. JANDA Kim D. Janda, Ph.D.	Director	March 25, 2013

/S/ M. SCOTT SALKA M. Scott Salka	Director	March 25, 2013

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets—As of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations—For the Years Ended December 31, 2012 and 2011 and for the Period from Inception (January 25, 2006) through December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity—For the Years Ended December 31, 2012 and 2011 and for the Period from Inception (January 25, 2006) through December 31, 2012	F-5

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2012 and 2011 and for the Period from Inception (January 25, 2006) through December 31, 2012	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc. and Subsidiary

San Diego, California

We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sorrento Therapeutics, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended and for the period from January 25, 2006 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses, is dependent on future financing to fund its planned expenditures and had an accumulated deficit of approximately $10,950,000 at December 31, 2012. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 25, 2013

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$5,091,312	$3,466,549
Grants receivable	79,760	61,238
Prepaid expenses and other	80,918	29,869

Total current assets	5,251,990	3,557,656
Property and equipment, net	1,480,989	988,445
Other	48,625	22,727

Total assets	$6,781,604	$4,568,828

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$439,533	$224,742
Accrued payroll and related	77,744	88,510
Accrued expenses	66,896	46,087

Total current liabilities	584,173	359,339

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 300,117,135 and 262,347,135 shares issued and outstanding at December 31, 2012 and 2011, respectively	30,012	26,235
Additional paid-in capital	17,117,718	10,288,245
Deficit accumulated during the development stage	(10,950,299)	(6,104,991)

Total stockholders’ equity	6,197,431	4,209,489

Total liabilities and stockholders’ equity	$6,781,604	$4,568,828

See accompanying notes to consolidated financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Period from January 25, 2006 (Inception) through December 31, 2012
	2012	2011
Revenues:
Grant	$583,774	$329,184	$1,572,073
Collaboration and reimbursable research and development costs	—	200,000	223,453

Total revenues	583,774	529,184	1,795,526

Expenses:
Research and development	3,830,404	2,570,406	8,203,326
General and administrative	1,605,978	1,201,220	4,571,393

Total expenses	5,436,382	3,771,626	12,774,719

Loss from operations	(4,852,608)	(3,242,442)	(10,979,193)

Interest income	7,300	5,951	28,894

Net loss	$(4,845,308)	$(3,236,491)	$(10,950,299)

Net loss per share—basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares during the period—basic and diluted	285,126,056	248,048,271

See accompanying notes to consolidated financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Stockholder Note Receivable	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for $400 cash to founders	101,937,315	10,194	(9,794)	—	—	400
Net loss	—	—	—	—	(75,801)	(75,801)

Balance, December 31, 2006	101,937,315	10,194	(9,794)	—	(75,801)	(75,401)
Net loss	—	—	—	—	(16,302)	(16,302)

Balance, December 31, 2007	101,937,315	10,194	(9,794)	—	(92,103)	(91,703)
Net loss	—	—	—	—	(25,745)	(25,745)

Balance, December 31, 2008	101,937,315	10,194	(9,794)	—	(117,848)	(117,448)
Issuance of restricted common stock for $291 cash to consultants in March	7,403,861	740	(449)	—	—	291
Issuance of common stock for $10 cash and a $30 note to consultants in March	1,019,374	102	(62)	(30)	—	10
Issuance of common stock for cash at $0.039 per share in June, net of issuance costs of $25,999	59,015,257	5,902	2,268,099	—	—	2,274,001
Issuance of common stock for cash at $0.0448 per share in September	44,634,374	4,463	1,995,537	—	—	2,000,000
Issuance of common stock to former QuikByte stockholders in connection with the Merger	11,073,946	1,107	99,279	—	—	100,386
Costs associated with the Merger	—	—	(168,767)	—	—	(168,767)
Stock-based compensation	—	—	54,524	—	—	54,524
Net loss	—	—	—	—	(942,266)	(942,266)

Balance, December 31, 2009	225,084,127	22,508	4,238,367	(30)	(1,060,114)	3,200,731
Collection of note receivable	—	—	—	30	—	30
Issuance of common stock for cash at $0.14 per share in December, net of issuance costs of $159,905	25,717,143	2,572	3,437,923	—	—	3,440,495
Stock-based compensation	—	—	250,954	—	—	250,954
Net loss	—	—	—	—	(1,808,386)	(1,808,386)

Balance, December 31, 2010	250,801,270	25,080	7,927,244	—	(2,868,500)	5,083,824
Repurchase of common stock	(1,104,135)	(110)	67		—	(43)
Issuance of common stock in connection with the exercise of stock options	150,000	15	13,110	—	—	13,125
Issuance of common stock for cash at $0.16 per share in December, net of issuance costs of $28,999	12,500,000	1,250	1,969,751	—	—	1,971,001
Reduction of stock issuance costs accrued in December 2010	—	—	80,039	—	—	80,039
Stock-based compensation	—	—	298,034	—	—	298,034
Net loss	—	—	—	—	(3,236,491)	(3,236,491)

Balance, December 31, 2011	262,347,135	26,235	10,288,245	—	(6,104,991)	4,209,489
Issuance of common stock in connection with the exercise of stock options	270,000	27	36,065	—	—	36,092
Issuance of common stock for cash at $0.16 per share in May, net of issuance costs of $65,969	37,500,000	3,750	5,930,281	—	—	5,934,031
Stock-based compensation	—	—	863,127	—	—	863,127
Net loss	—	—	—	—	(4,845,308)	(4,845,308)

Balance, December 31, 2012	300,117,135	$30,012	$17,117,718	$—	$(10,950,299)	$6,197,431

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,		Period from January 25, 2006 (Inception) through December 31, 2012
	2012	2011
Operating activities
Net loss	$(4,845,308)	$(3,236,491)	$(10,950,299)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	293,302	159,219	478,689
Stock-based compensation	863,127	298,034	1,466,639
Increase (decrease) in cash resulting from changes in:
Grants receivable	(18,522)	184,807	(79,760)
Prepaid expenses and other	(76,947)	15,635	(109,393)
Accounts payable	(23,171)	42,943	176,946
Deferred revenue	—	(200,000)	—
Accrued expenses and other liabilities	10,043	(7,522)	224,679

Net cash used for operating activities	(3,797,476)	(2,743,375)	(8,792,499)

Investing activities
Purchases of property and equipment	(547,884)	(1,051,737)	(1,721,717)
Cash received in connection with Merger	—	—	104,860

Net cash used for investing activities	(547,884)	(1,051,737)	(1,616,857)

Financing activities
Proceeds from issuance of common stock, net of issuance costs and repurchases	5,934,031	1,970,958	15,451,451
Proceeds from exercise of stock options	36,092	13,125	49,217

Net cash provided by financing activities	5,970,123	1,984,083	15,500,668

Net change in cash and cash equivalents	1,624,763	(1,811,029)	5,091,312
Cash and cash equivalents at beginning of period	3,466,549	5,277,578	—

Cash and cash equivalents at end of period	$5,091,312	$3,466,549	$5,091,312

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$800	$800	$4,800

Non-cash financing activities:

In 2011, the Company reduced its stock issuance costs accrued in 2010 by $80,039.

In December 2012, the Company purchased equipment with an aggregate cost of $237,960, which has been included in accounts payable as of December 31, 2012.

See accompanying notes to consolidated financial statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on the discovery, development and commercialization of novel and proprietary biotherapeutics for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. The Company’s objective is to either independently or through one or more partnerships with pharmaceutical or biopharmaceutical organizations identify drug development candidates derived from the libraries. See Note 10.

As of December 31, 2012, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorento Hong Kong had no operations in 2012. All inter-company balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has a net loss of $4,845,308, net cash used for operations of $3,797,476 and net cash used for investing activities of $547,884, for the year ended December 31, 2012. As of December 31, 2012, the Company also has an accumulated deficit of $10,950,299 and working capital of $4,667,817.

In February 2013, the Company entered into a loan and security agreement with a bank which provided the Company with an equipment loan for up to $1,000,000. In March 2013, the Company entered into: (i) a stock purchase agreement and issued 33,658,305 shares of common stock for aggregate gross proceeds of $6,418,495, and (ii) the transactions with IgDraSol, Inc. (IgDraSol). The Company intends to acquire IgDraSol in 2013. See Note 10.

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) continues to identify and advance a number of potential drug candidates into preclinical development activities, (ii) acquires IgDraSol and continues to fund its operations, and (iii) expands its corporate infrastructure, including the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations beyond October 2013. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2012 and 2011, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable, accrued liabilities and deferred revenue are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at December 31, 2012 and 2011 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through December 31, 2012.

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

Revenue Recognition

The Company’s inception to date revenues are generated from three NIH and two U.S. Department of Treasury (or U.S. Treasury) grant awards and a feasibility study agreement, or the Collaboration Agreement, that the Company entered into with a third party in July 2010. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2012 and 2011, the comprehensive loss was equal to the net loss.

Net Loss Per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2012 and 2011, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2012	2011
Unvested Restricted Common stock subject to repurchase	336,454	1,677,430
Outstanding options	10,490,000	2,947,500
Outstanding warrants	200,000	200,000
Weighted average exercise price of options	$0.14	$0.12

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Furniture and fixtures	$15,739	$15,739
Office equipment	23,039	10,691
Lab equipment	1,855,220	1,136,778
Leasehold improvements	65,679	10,623

	1,959,677	1,173,831
Less accumulated depreciation and amortization	(478,688)	(185,386)

	$1,480,989	$988,445

Depreciation expense for the years ended December 31, 2012 and 2011 and for the period from inception (January 25, 2006) (“Inception”) through December 31, 2012 was $293,302, $159,219 and $478,689, respectively.

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, the Company recorded $41,835, $4,991 and $127,345 in patent prosecution and maintenance costs associated with the TSRI License, respectively, which has been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License in 2010, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from Inception through December 31, 2012.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for Phase 1 of the Staph Grant award covers a two-year period which commenced in June 2010 and ended in May 2012. The Company records revenue associated with the NIH Grants as the related costs and expenses are incurred. During the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, the Company recorded $119,379, $215,986 and $600,000 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. During the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, the Company recorded $335,579, $113,198 and $448,777 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. During the year ended December 31, 2012 and for the period from Inception through December 31, 2012, the Company recorded $128,816 of revenue associated with the Staph Grant II award.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. For the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, the Company recognized $0, $200,000 and $223,453, respectively.

Assignment Agreement

Subsequent to year end, in January 2013, the Company entered into an Assignment Agreement, or the Assignment Agreement, with Tien-Li Lee, M.D. and Jane Wu Lee, M.D. as individuals (collectively, the Lees) pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulin. As consideration for the assignment by the Lees under the Assignment Agreement, the Company: (i) issued the Lee’s 250,000 shares of the Company’s common stock upon execution of the Agreement, (ii) agreed to pay the Lees a total of $50,000 in five monthly installments of $10,000 beginning on February 1, 2013, and (iii) agreed to issue the Lees up to 2,000,000 shares of the Company’s common stock based upon the achievement of certain milestone events described in the Assignment Agreement. Unless otherwise terminated in accordance with its terms, the Assignment Agreement will expire upon the expiration of the last to expire patent within the assigned patent rights.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company two one-time grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The grants cover reimbursement for qualifying expenses incurred by the Company in 2010 and 2009. The proceeds from these grants are classified in “Revenues—Grant” in the Inception through December 31, 2012 consolidated statement of operations.

5. Loan and Security Agreement

Subsequent to year end, in February 2013, the Company entered into a loan and security agreement with a bank pursuant to which the lender provided the Company loans to finance certain equipment, in an aggregate principal amount of up to $1,000,000. Under the loan agreement, the lender funded the initial equipment advance in the principal amount of $875,888 in February 2013 and agreed to fund, subject to customary conditions, an additional equipment advance in the principal amount of $124,112 on or prior to August 21, 2013. The loans under the loan agreement bear interest at a rate equal to the three-year U.S. Treasury note yield plus 4.65%, which is fixed on the date of each funding. Interest accrues on the initial outstanding advance at the fixed rate of 5.15%.

The Company is obligated to pay interest-only on any loans funded under the loan agreement prior to April 30, 2013 until May 1, 2013, and thereafter to pay 36 consecutive equal monthly installments of principal

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and interest through April 1, 2016. The Company is obligated to pay equal monthly installments of principal and interest through April 1, 2016 on any loans funded under the loan agreement after April 30, 2013. All loans funded under the loan agreement mature on April 1, 2016.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the loan agreement, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay a final fee of $55,000.

The Company granted the lender a security interest in any equipment that is financed under the loan agreement. The Company is also subject to certain affirmative and negative covenants under the loan agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the loan agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; and make or permit any payment on specified subordinated debt. In addition, under the loan agreement, subject to certain exceptions, the Company is required to maintain with the lender its primary operating, other deposit and securities accounts.

Future annual principal payments under the loan agreement are as follows:

2013	$194,642
2014	291,963
2015	291,963
2016	97,320

Total payments	$875,888

6. Stockholders’ Equity (Deficit) and Related Party Transaction

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

In September 2009, and in connection with the Merger, the Company: (i) issued 44,634,374 shares of common stock, in a private placement transaction, at $0.0448 per share for aggregate gross proceeds of $1,999,620, and (ii) issued 11,073,946 shares of common stock to the former stockholders of QuikByte in exchange for the net assets of QuikByte as well as all of their outstanding shares in QuikByte immediately prior to the Merger. Total stock issuance and Merger costs totaled $168,767.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, the Company issued 25,717,143 shares of common stock, in a private placement transaction, at $0.14 per share for aggregate gross proceeds of $3.6 million. Related stock issuance costs were estimated at $159,905. In 2011, the Company reduced its stock issuance costs accrued in 2010 by $80,039.

In December 2011, the Company entered into a Stock Purchase Agreement and issued 12,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $2,000,000. In May 2012, pursuant to the Stock Purchase Agreement, as amended and restated, the Company issued 37,500,000 shares of common stock, in a private placement transaction, at $0.16 per share for aggregate gross proceeds of $6,000,000. 6,250,000 of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, the Company’s Chief Executive Officer and President, is a managing director.

Subsequent to year end, in March 2013, the Company entered into a Stock Purchase Agreement and issued 33,658,305 shares of common stock, in a private placement transaction, at $0.18 per share for aggregate gross proceeds of $6,418,495. See Note 10.

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

At December 31, 2012, 336,454 shares were unvested and subject to repurchase by the Company. The Company has the right of first refusal to purchase any proposed disposition of shares issued under the EIP. As a result of the Merger, no further shares are available for grant under the EIP. In January 2011, the Company repurchased 1,104,135 unvested shares of restricted common stock for $43.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable for up to 10 years from the grant date. No further shares are available for grant under this plan. The aggregate intrinsic value for such options as of December 31, 2012 was $10,816.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity as of December 31, 2011 and 2012, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2010	120,000	$0.0448
Options Granted	—
Options Canceled	—
Options Exercised	—

Outstanding at December 31, 2011	120,000	$0.0448
Options Granted	—
Options Canceled	—
Options Exercised	40,000	$0.0448

Outstanding, Vested and Exercisable at December 31, 2012	80,000	$0.0448

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 12,000,000 shares of the Company’s common stock were initially reserved for issuance to employees, non-employee directors and consultants of the Company. Pursuant to the terms of the Stock Plan, such initial amount will be automatically increased annually on the first day of each fiscal year, beginning in 2011, by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. As of December 31, 2012, 14,400,000 shares of the Company’s common stock were reserved for issuance. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity as of December 31, 2011 and 2012, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,960,000	$0.09
Options Granted	1,780,000	$0.14
Options Canceled	(762,500)	$0.11
Options Exercised	(150,000)	$0.09

Outstanding at December 31, 2011	2,827,500	$0.12	$115,700
Options Granted	8,535,000	$0.16
Options Canceled	(722,500)	$0.15
Options Exercised	(230,000)	$0.13

Outstanding at December 31, 2012	10,410,000	$0.15	$—

Vested and Exercisable at December 31, 2012	2,320,000	$0.13	$54,750

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2012	2011
Weighted-average grant date fair value	$0.29	$0.11
Dividend yield	—	—
Volatility	103%	102%
Risk-free interest rate	0.88%	2.41%
Expected life of options	5.5 years	5.7 years

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

The total employee stock-based compensation recorded as operating expenses was $324,958, $42,293, and $418,816 for the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2012 was $1,782,054 and the weighted average period over which these grants are expected to vest is 3.4 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $538,169, $255,741, and $1,047,823 for the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012, respectively.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2012:

Common stock warrants outstanding under the TSRI License	200,000
Common stock options outstanding under the EIP	80,000
Authorized for future grant or issuance under the Stock Plan	14,020,000

14,300,000

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

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31:

2013	$144,864
2014	117,101
2015	26,532
2016	28,944
2017	9,648

$327,089

Rental expense paid for the years ended December 31, 2012 and 2011 and for the period from Inception through December 31, 2012 under the above lease totaled $128,300, $102,037 and $335,184, respectively.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards and credits	$5,047,000	$2,404,000
Stock based compensation	97,000	46,000
Accrued expenses and other	(99,000)	(19,000)

Total deferred tax assets	5,045,000	2,431,000
Less valuation allowance	(5,045,000)	(2,431,000)

Net deferred tax assets	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $5,045,000 against its deferred tax assets as of December 31, 2012. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31 2012, the Company had net operating loss carryforwards of approximately $10,500,000 and $9,209,000 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2027 to 2032. The Company also has research and development credits of approximately $307,000 and $355,000 for federal and state income tax purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2029 to 2032. The state credits may be used to offset future taxable income, such credits carryforward indefinitely.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2012 and 2011 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

Utilization of the Company’s net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial annual limitation due to an “ownership change” that may have occurred, or that could occur in the future, as defined and required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards and research and development credit carryforwards, and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards or research and development credit carryforwards before utilization.

In general, an “ownership change” results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation, and will complete such study before the use of any of the aforementioned attributes.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through December 31, 2012, no such contributions were made.

10. Subsequent Events

Assignment Agreement

In January 2013, the Company entered into an Assignment Agreement, or the Assignment Agreement with Tien-Li Lee, M.D. and Jane Wu Lee, M.D. as individuals (collectively, the Lees) pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulins. See Note 4.

Loan and Security Agreement

In February 2013, the Company entered into a loan and security agreement with a bank which provided the Company with an equipment loan for up to $1,000,000 (see Note 5).

Stock Purchase Agreement

In March 2013, the Company entered into a stock purchase agreement and issued 33,658,305 shares of common stock for aggregate gross proceeds of $6,418,495. See Note 6.

IgDraSol Transactions

On March 7, 2013, the Company entered into an exclusive option agreement with IgDraSol, a private company focused on the development of oncologic agents for the treatment of metastatic breast cancer, or MBC, non-small cell lung cancer, or NSCLC, and other cancers. Pursuant to the option agreement, IgDraSol granted the Company an irrevocable option to acquire IgDraSol by means of an agreement and plan of merger. In consideration for entering into the option agreement, IgDraSol is to receive a non-refundable lump sum payment of $200,000. The close of the transaction and the lump sum payment are expected to occur within 51 days of the signing of the option agreement. If the Company exercises its option to acquire IgDraSol, the Company will, pursuant to the merger agreement, issue 76,199,198 shares of common stock to IgDraSol stockholders and, upon the later achievement of a specified regulatory milestone, the Company will issue an additional 32,656,799 shares of common stock to former IgDraSol stockholders. If the Company does not exercise its option to acquire IgDraSol, the Company will be required to invest $500,000 in IgDraSol pari passu with other new investors of IgDraSol.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IgDraSol’s lead compound, Cynviloq™, is a micellar diblock copolymeric paclitaxel formulation drug product. Cynviloq™ is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®, and has completed Phase 2 testing for potential advancement into registration trials in the U.S. IgDraSol has the exclusive U.S. distribution rights to Cynviloq™ from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

Contemporaneously with the execution of the option agreement, on March 7, 2013, the Company and IgDraSol entered into an asset purchase agreement pursuant to which the Company agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The transaction is expected to close within 45 days of the signing of the asset purchase agreement. Upon payment of such purchase price, IgDraSol and the Company intend to enter into a development services agreement pursuant to which approximately $3,000,000 in development services may be provided by IgDraSol for the development of Tocosol® and related technologies.

IgDraSol and the Company also entered into an initial services agreement dated March 7, 2013, or the initial services agreement, pursuant to which, IgDraSol is to provide certain product development and technology services related to the Company’s antibody platform in exchange for a payment of $1,000,000, which was paid to IgDraSol upon signing.