Form 10-K/A
period 2012-12-31
Sorrento Therapeutics, Inc.
filed 2013-03-27
CIK 850261

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”) of Sorrento Therapeutics, Inc. is being filed for the purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”). The Interactive Data File Exhibits were incomplete in the earlier filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 25, 2013) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

Exhibit No.	Description

2.1*	Merger Agreement, dated July 14, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 14, 2009).

2.2	First Amendment to Merger Agreement, dated August 26, 2009, by and among QuikByte Software, Inc., Sorrento Therapeutics, Inc., Sorrento Merger Corp., Inc., the Stockholders’ Agent and the Parent Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2009).

2.3	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2009).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

9.1	Form of Stockholder Voting Agreement by and among QuikByte Software, Inc. and the Stockholders of Sorrento Therapeutics, Inc. set forth on the signature page thereto, dated as of July 14, 2009 (incorporated by reference to Exhibit 9.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.1	Form of Stock Purchase Agreement, dated September 18, 2009, by and among QuikByte Software, Inc. and the Investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

Exhibit No.	Description

10.2	Escrow Agreement, dated September 21, 2009, by and among QuikByte Software, Inc., the Stockholders’ Agent, the Parent Representative and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.3	Stock Purchase Agreement dated December 21, 2010 by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2010).

10.4	Stock Purchase Agreement dated December 29, 2011 by and between the Company and Donald R. Scifers 2011 Annuity Trust Y (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed with the SEC on January 5, 2012).

10.5	First Amendment to Stock Purchase Agreement, dated February 28, 2012 (the original agreement dated December 29, 2011), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto. (incorporated by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on form 10-Q filed with the SEC on May 15, 2012).

10.6	Second Amendment to Stock Purchase Agreement, dated March 30, 2012 (the original agreement dated December 29, 2011), by and among Sorrento Therapeutics, Inc. and the Investors whose names appear on the signature pages thereto. (incorporated by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on form 10-Q filed with the SEC on May 15, 2012).

10.7	Amended and Restated Stock Purchase Agreement dated May 14, 2012 by and between the Company and the investors whose names appear on the signature pages thereof. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on form 8-K filed with the SEC on May 14, 2012).

10.8	Standard Multi-Tenant Office Lease-Net, dated July 28, 2008, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.9	First Amendment to Office Lease, dated August 18, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.10	Second Amendment to Office Lease, dated October 1, 2009, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.11	Third Amendment to Office Lease, dated November 11, 2010, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.12	Fourth Amendment to Office Lease, dated January 17, 2011, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.13	Fifth Amendment to Office Lease, dated February 9, 2012, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.14	Sixth Amendment to Office Lease, dated June 20 2012, by and between Sorrento Therapeutics, Inc. and Suntree Garden, LLC. (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012).

Exhibit No.	Description

10.15	Share Purchase Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.16	Limited License Agreement, dated June 10, 2009, by and between Sorrento Therapeutics, Inc. and OPKO Health, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.17+	Patent Assignment Agreement, dated June 10, 2009, by and between Henry H. Ji and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2009).

10.18+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.19±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.20±	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.21±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2012).

10.22±	2009 Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

10.23±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.24±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.25±	First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.26±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.27±	First Amendment to Employment Agreement, dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.28±~	Independent Director Compensation Policy

10.29±~	Stock Option Cancellation Agreement and Option Amendment, dated September 30, 2012, by and between Sorrento Therapeutics, Inc. and Richard G. Vincent.

10.30±~	Stock Option Cancellation Agreement, dated October 17, 2012, by and between Sorrento Therapeutics, Inc. and David Webb, Ph.D.

23.1~	Consent of Mayer Hoffman McCann P.C.

Exhibit No.	Description

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.
~	Filed with Annual Report on Form 10-K on March 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2013	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Richard G. Vincent
Director, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ HENRY JI Henry Ji, Ph.D.	Director, Chief Executive Officer & President (Principal Executive Officer)	March 26, 2013