Form 10-Q
period 2013-03-31
Sorrento Therapeutics, Inc.
filed 2013-05-15
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 13, 2013 was 336,075,440.

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	1

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and January 25, 2006 (Inception) through March 31, 2013	2

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and January 25, 2006 (Inception) through March 31, 2013	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,638,768	$5,091,312
Grants receivable	134,063	79,760
Prepaid expenses and other	688,691	80,918

Total current assets	10,461,522	5,251,990
Property and equipment, net	1,549,684	1,480,989
Patent rights, net	90,000	—
Other	97,119	48,625

Total assets	$12,198,325	$6,781,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707,148	$439,533
Accrued payroll and related	180,000	77,744
Accrued expenses	111,029	66,896
Current portion of debt	267,632	—

Total current liabilities	1,265,809	584,173

Long-term debt	608,256	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized and 336,075,440 and 300,117,135 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	33,608	30,012
Additional paid-in capital	23,763,290	17,117,718
Deficit accumulated during the development stage	(13,472,638)	(10,950,299)

Total stockholders’ equity	10,324,260	6,197,431

Total liabilities and stockholders’ equity	$12,198,325	$6,781,604

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2013
	2013	2012
Revenues:
Grant	$134,063	$110,149	$1,706,136
Collaboration and reimbursable research and development costs	—	—	223,453

Total revenues	134,063	110,149	1,929,589
Expenses:
Research and development	1,398,677	799,072	9,602,003
General and administrative	1,249,681	218,675	5,821,074

Total expenses	2,648,358	1,017,747	15,423,077

Loss from operations	(2,514,295)	(907,598)	(13,493,488)
Interest expense	(9,928)	—	(9,928)
Interest income	1,884	1,472	30,778

Net loss	$(2,522,339)	$(906,126)	$(13,472,638)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares during the period – basic and diluted	307,808,569	260,893,200

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2013
	2013	2012
Operating activities
Net loss	$(2,522,339)	$(906,126)	$(13,472,638)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	103,114	62,496	581,803
Stock-based compensation	247,760	101,168	1,714,399
Non-cash interest expense	5,166	—	5,166
Changes in operating assets and liabilities:
Grants receivable	(54,303)	(11,449)	(134,063)
Prepaid expenses and other	(658,079)	7,258	(767,472)
Accounts payable	253,253	(36,807)	430,199
Accrued expenses and other liabilities	143,033	(14,121)	367,712

Net cash used for operating activities	(2,482,395)	(797,581)	(11,274,894)

Investing activities
Purchases of property and equipment	(157,446)	(225,491)	(1,879,163)
Purchase of intangible assets	(50,000)	—	(50,000)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(207,446)	(225,491)	(1,824,303)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	6,354,409	—	21,805,860
Proceeds from exercise of stock options	7,000	—	56,217
Borrowings under loan agreement	875,888	—	875,888

Net cash provided by financing activities	7,237,297	—	22,737,965

Net change in cash and cash equivalents	4,547,456	(1,023,072)	9,638,768
Cash and cash equivalents at beginning of period	5,091,312	3,466,549	—

Cash and cash equivalents at end of period	$9,638,768	$2,443,477	$9,638,768

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$800	$—	$5,600
Interest	$879	$—	$879

Non-cash investing activities:

In connection with the Company’s purchase of patent rights under the assignment agreement entered into on January 7, 2013 (see Note 2), the Company issued 250,000 shares of common stock valued at $40,000.

In the first quarter of 2013, the Company purchased equipment with an aggregate cost of $14,363, which has been included in accounts payable as of March 31, 2013.

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

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

As of March 31, 2013, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with GAAP. The financial statements also include the accounts of the Company’s wholly-owned subsidiary, Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorrento Hong Kong had no operations through March 31, 2013. All inter-company balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2012 is derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2013 fiscal year.

Business Activities

On September 21, 2009, QuikByte Software, Inc., a shell company, or QuikByte, acquired Sorrento Therapeutics, Inc., a privately held Delaware corporation, or STI, in a reverse merger, or the Merger. Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were exchanged into an aggregate of 169,375,807 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock as of immediately prior to the Merger held an aggregate of 55,708,320 shares of QuikByte’s common stock. STI and QuikByte reincorporated in Delaware in December 2009, and on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation. Contemporaneously, QuikByte Software, Inc. changed its name to Sorrento Therapeutics, Inc., or the Company. In connection with the Merger, the Company received cash of $104,860.

In January 2013, the Company entered into an assignment agreement, or the assignment agreement with Tien-Li Lee, M.D. and Jane Wu Lee, M.D. as individuals (collectively, the Lees) pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulins. See Note 2.

On March 7, 2013, the Company entered into various agreements with IgDraSol, Inc. (IgDraSol) a private company focused on the development of oncologic agents for the treatment of metastatic breast cancer, or MBC, non-small cell lung cancer, or NSCLC, and other cancers, as follows: (i) an exclusive option agreement, (ii) an asset purchase agreement pursuant to which the Company agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies, and (iii) an initial services agreement, pursuant to which, IgDraSol is to provide certain product development and technology services related to the Company’s antibody platform. See Note 2.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred operating losses since its inception in 2006, and as of March 31, 2013, had an accumulated deficit of $13,472,638. At March 31, 2013, the Company had working capital of $9,195,713.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2013 and December 31, 2012, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at March 31, 2013 and December 31, 2012 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Patent Rights

Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment and patent rights, for impairment. The Company records impairment losses on long-lived assets used for operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There have not been any impairment losses of long-lived assets through March 31, 2013.

Income Taxes

The provisions of the Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions.

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

Research and Development Costs and Collaborations

Research and development costs are charged to expense as incurred. Such costs primarily consist of discovery research, pre-clinical activities, manufacture of drug supply, lab supplies, contract and acquired services, stock-based compensation expense, salaries and related benefits, depreciation and allocated and direct facility expenses.

We evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for these payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due to our collaborative partners related to development activities are reflected as a research and development expense.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2012 and 2011 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 10,595,000 and 6,504,686 at March 31, 2013 and 2012, respectively. The Company excludes the contingent issuance of common shares issuable to the Lee’s and IgDraSol as there is no guarantee that such shares will be issued in the future. See Note 2.

New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) the asset is impaired and it is necessary to calculate the fair value of the asset in order to compare that amount to the carrying value to determine the amount of the impairment, if any. If an entity believes, as a result of its qualitative assessment, that it is not more-likely-than-not (a likelihood of more than 50%) that the fair value of an asset is less than its carrying amount, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that the indefinite-lived intangible asset is impaired. The approach in the ASU is similar to the guidance for testing goodwill for impairment contained in ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised standard, which may be adopted early, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and does not change existing guidance on when to test indefinite-lived intangible assets for impairment. The adoption of the provisions of this guidance is not expected to have a material impact on our consolidated results of operations, cash flows, and financial position.

2. Significant Agreements and Contracts

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus, or Staph, infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended March 31, 2013 and 2012 and for the period from inception (January 25, 2006), or inception, through March 31, 2013, the Company recorded $2,501, $2,221 and $129,846 in patent prosecution and maintenance costs associated with the TSRI License, respectively, which have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $17,989 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from inception through March 31, 2013.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012. As of March 31, 2012, the entire Phase 1 grant of $600,000 had been awarded. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, the Company recorded $0, $56,516 and $600,000 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. During the three months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, the Company recorded $77,405, $53,633 and $526,182 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. During the three months ended March 31, 2013 and for the period from inception through March 31, 2013, the Company recorded $56,658 and $185,474 of revenue associated with the Staph Grant II award, respectively.

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

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. All agreed upon services under the Collaboration Agreement were delivered in March 2011. For the period from inception through March 31, 2013, the Company recognized $223,453 in revenue.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant” for the period from inception through March 31, 2013.

Assignment Agreement

In January 2013, the Company entered into the assignment agreement with the Lees, pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulin. As consideration for the assignment by the Lees under the assignment agreement, the Company: (i) issued the Lee’s 250,000 shares of the Company’s common stock upon execution of the Agreement, (ii) agreed to pay the Lees a total of $50,000 in five monthly installments of $10,000 beginning on February 1, 2013, and (iii) agreed to issue the Lees up to 2,000,000 shares of the Company’s common stock based upon the achievement of certain milestone events described in the assignment agreement. As of March 31, 2013, no such milestones had been achieved. Unless otherwise terminated in accordance with its terms, the assignment agreement will expire upon the expiration of the last to expire patent within the assigned patent rights.

IgDraSol Transactions

On March 7, 2013, the Company entered into an exclusive option agreement with IgDraSol, a private company focused on the development of oncologic agents for the treatment of metastatic breast cancer, or MBC, non-small cell lung cancer, or NSCLC, and other cancers. Pursuant to the option agreement, IgDraSol granted the Company an irrevocable option to acquire IgDraSol by means of an agreement and plan of merger. In consideration for entering into the option agreement, IgDraSol is to receive a non-refundable lump sum payment of $200,000 within 51 days of the signing of the option agreement. If the Company exercises its option to acquire IgDraSol, the Company will, pursuant to the merger agreement, issue 76,199,198 shares of common stock to IgDraSol stockholders and, upon the later achievement of a specified regulatory milestone, the Company will issue an additional 32,656,799 shares of common stock to former IgDraSol stockholders. If the Company does not exercise its option to acquire IgDraSol, the Company will be required to invest $500,000 in IgDraSol pari passu with other new investors of IgDraSol. See Note 6.

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

Contemporaneously with the execution of the option agreement, on March 7, 2013, the Company and IgDraSol entered into an asset purchase agreement pursuant to which the Company agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The payment is due within 45 days of the signing of the asset purchase agreement. Upon payment of such purchase price, IgDraSol and the Company intend to enter into a development services agreement pursuant to which approximately $3,000,000 in development services may be provided by IgDraSol for the development of Tocosol® and related technologies. See Note 6.

IgDraSol and the Company also entered into an initial services agreement dated March 7, 2013, or the initial services agreement, pursuant to which, IgDraSol is to provide certain product development and technology services related to the Company’s antibody platform in exchange for a payment of $1,000,000, which was paid to IgDraSol upon signing. During the three months ended March 31, 2013, IgDraSol provided services with an aggregate cost of $404,084 which has been allocated between research and development as well as general and administrative expenses. The remaining balance of $595,916 is included in prepaid expenses and other.

The Company has determined that IgDraSol is a variable interest entity (VIE), however because the Company does not have the power to direct the activities of IgDraSol that most significantly impact its economic performance the Company is not the primary beneficiary of this VIE at this time. Further, the Company has no oversight of the day-to-day operations of IgDraSol, nor sufficient rights or any voting representation to influence the operating or financial decisions of IgDraSol, or participate on any steering or oversight committees. Therefore, the Company is not required to consolidate IgDraSol into the Company’s consolidated financial statements. This consolidation status could change in the future if the option agreement is exercised, or if other changes occur in the relationship between IgDraSol and the Company.

3. Loan and Security Agreement

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

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the loan agreement, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay a final fee of $55,000. Such fee is being accrued over the term of the loan using the effective interest method.

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

Future annual principal payments under the loan agreement, as of December 31, 2012, are as follows:

2013	$194,642
2014	291,963
2015	291,963
2016	97,320

Total payments	$875,888

4. Stockholders’ Equity

Common Stock and Related Party Transaction

In December 2011, the Company entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, and issued 12,500,000 shares of common stock in a private placement transaction at $0.16 per share, for aggregate gross proceeds of $2,000,000. In May 2012, the Company entered into an Amended and Restated Stock Purchase Agreement, and issued 37,500,000 shares of common stock in a private placement transaction at $0.16 per share, for aggregate gross proceeds of $6,000,000. 6,250,000 of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, our Chief Executive Officer and President, is a managing director.

In January 2013, the Company entered into the assignment agreement and issued 250,000 shares of common stock valued at $40,000.

In March 2013, the Company entered into a Stock Purchase Agreement and issued 33,658,305 shares of common stock, in a private placement transaction, at $0.18 per share for aggregate gross proceeds of $6,418,495.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 10,000,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The EIP provided for the grant of incentive stock options, non-incentive stock options, restricted stock awards and stock bonus awards to eligible recipients. In March 2009, the Company issued 7,403,861 restricted common stock awards to certain consultants for aggregate gross proceeds of $291, of which the Company repurchased 1,104,135 unvested shares of restricted common stock for $43 in January 2011. The restricted shares vested monthly over four years and all remaining shares were fully vested as of March 31, 2013. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 200,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of March 31, 2013, 80,000 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan, or the Stock Plan, which became effective in December 2009 and under which 15,600,000 shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 1,200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company. See Note 6.

During the three months ended March 31, 2013 and 2012, the Company’s Board of Directors awarded 50,000 and 2,055,000 options to certain employees and consultants and 12,492,500 and 10,372,500 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three months ended March 31,
	2013	2012
Dividend yield	—	—
Volatility	109%	102%
Risk-free interest rate	1.07%	1.02%
Expected life of options	6.1 years	5.7 years

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2013 and 2012 was $0.20 and $0.13, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $143,469, $26,728 and $562,285 for the three months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, respectively.

As of March 31, 2013, unrecognized compensation cost related to the options was $1,629,269 which will be recognized over 3.2 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $104,292, $74,440 and $1,152,115 for the three months ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013, respectively.

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

6. Subsequent Events

Payments Made Under Option and Asset Purchase Agreements

In April 2013, the Company paid IgDraSol $200,000 and $1,210,000 as due under the option agreement and asset purchase agreement, respectively. The payment under the asset purchase agreement also triggered the execution of the development services agreement, pursuant to which IgDraSol is to provide approximately $3,000,000 in development services related to the development of Tocosol® and related technologies. See Note 2.

Amended and Restated Stock Plan and Amendments to Articles of Incorporation

On April 26, 2013, the Company’s stockholders approved: (a) the amendment and restatement of the Stock Plan, among other items, to increase the number of common stock authorized to be issued pursuant to the Stock Plan from 15,600,000 to 34,000,000, and (b) three amendments to the Company’s Certificate of Incorporation, as follows: (i) increased the number of shares of common stock authorized to be issued by the Company from 500,000,000 to 750,000,000, (ii) authorized the Company’s Board of Directors, or the Board, to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-2 and not more than 1-for-150, with the Board having the discretion as to whether or not the reverse split is to be effected at any time prior to April 26, 2014, and (iii) authorized the Board, in the event a reverse stock split is approved, in its discretion, to reduce the number of shares of common stock authorized to be issued by the Company in proportion to the percentage decrease in the number of outstanding shares of common stock resulting from the reverse split (or a lesser decrease in authorized shares of common stock as determined by the Board in its discretion).

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

Overview

We are a development stage biopharmaceutical company focused on the discovery, development and commercialization of novel and/or proprietary drug candidates for the treatment of a variety of disease conditions, including cancer, inflammation, metabolic and infectious diseases. Through March 31, 2013, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to progress into preclinical development activities in 2013. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

IgDraSol Transactions. On March 7, 2013, we entered into the IgDraSol Transactions, as more fully described above in Note 2 of the consolidated financial statements. Pursuant to the option agreement, IgDraSol granted us an irrevocable option to acquire IgDraSol by means of the merger agreement. In consideration for entering into the option agreement, IgDraSol received a non-refundable lump sum payment of $200,000 in April 2013. If we exercise our option to acquire IgDraSol, we will, pursuant to the merger agreement, issue 76,199,198 shares of common stock to IgDraSol stockholders and, upon the achievement of a specified regulatory milestone, we will issue an additional 32,656,799 shares of common stock to former IgDraSol stockholders. If we do not exercise our option to acquire IgDraSol, we will be required to invest $500,000 in IgDraSol pari passu with other new investors of IgDraSol.

Contemporaneously with the execution of the option agreement, on March 7, 2013, we and IgDraSol entered into an asset purchase agreement for the purchase of all documentation, equipment, information and other know-how related to the micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The payment was made in April 2013, which triggered the execution of the development services agreement in May 2013. Under such agreement, IgDraSol may provide approximately $3,000,000 in development services related to the development of Tocosol® and related technologies.

We and IgDraSol also entered into an initial services agreement dated March 7, 2013, pursuant to which IgDraSol is to provide certain product development and technology services related to our antibody platform in exchange for a payment of $1,000,000, which was paid to IgDraSol upon signing. During the three months ended March 31, 2013, IgDraSol provided services with an aggregate cost of $404,084, which has been allocated between research and development as well as general and administrative expenses.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended March 31, 2013, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2012 contained in our 2012 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our consolidated statements of operations.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues. Revenues were $134,063 for the three months ended March 31, 2013, as compared to $110,149 for the three months ended March 31, 2012. The increase of $23,914 is due to increased grant activities under two grant awards outstanding in 2013 as compared to the two grants awards outstanding in 2012.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for this grant covered a two-year period which commenced in June 2010 and ended in May 2012. The Company records revenue associated with the grant as the related costs and expenses are incurred. As of June 30, 2012, the entire Phase 1 grant of $600,000 had been awarded and recognized in grant revenues.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of December 31, 2012, the entire Phase 1 grant of $600,000 had been awarded. From July 2011 through March 31, 2013, $526,182 of the C. difficile Grant award had been recognized in grant revenues.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. From June 2012 through March 31, 2013, $185,474 of the Staph Grant II award had been recognized in grant revenues.

We had no other revenue during the three months ended March 31, 2013 and 2012 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the timing and amount of grant awards, research and development reimbursements and other payments received under our potential strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2013 and 2012 were $1,398,677 and $799,072, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist of discovery research, pre-clinical activities, manufacture of drug supply, lab supplies, contract and acquired services, stock-based compensation, salaries and related benefits, depreciation and allocated and direct facility expenses. The increase of $599,605 is primarily attributable to costs incurred under the initial services agreement with IgDraSol, as well as higher salary and lab supply costs incurred in connection with our expanded research and development activities. We expect research and development expenses to increase in absolute dollars as we incur incremental expenses associated with our efforts to identify, isolate and advance human antibody drug candidates derived from our libraries, and as we acquire IgDraSol and continue to fund their service costs provided under the initial and development services agreements.

We evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to our collaborative partners are not within the scope of other authoritative accounting literature, the statement of operations classification for these payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due to our collaborative partners related to development activities are reflected as a research and development expense.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 and 2012 were $1,249,681 and $218,675, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $1,031,006 is primarily attributable to increases in stock-based compensation, salaries and consulting expenses with the addition of our full time Chief Financial Officer and part-time Chief Business Officer in the second half of 2012, higher legal and compliance costs associated with our public reporting obligations, and costs incurred under the initial services agreement with IgDraSol. We expect general and administrative expenses to increase in absolute dollars as we incur incremental expenses associated with ongoing operations, compliance with our public reporting obligations, and as we acquire IgDraSol and continue to fund their service costs provided under the initial and development services agreements.

Interest Income and Interest Expense. Interest income and interest expense for the three months ended March 31, 2013 and 2012 was nominal. We expect interest expense to increase in absolute dollars as we incur incremental costs associated with the loan and security agreement entered into in February 2013.

Net Loss. Net loss for the three months ended March 31, 2013 and 2012 was $2,522,339 and $906,126, respectively. The increase in net loss is mainly attributable to the expanded general and administrative and research and development activities, including the costs associated with the IgDraSol Transactions. We expect our net loss to increase in absolute dollars as we incur incremental expenses associated with our ongoing operations, and we acquire IgDraSol and continue to fund their service costs provided under the initial and development services agreements.

Liquidity and Capital Resources

As of March 31, 2013, we had $9,638,768 million in cash and cash equivalents, attributable primarily to the closing of the SVB $1,000,000 debt facility in February 2013 (of which $875,888 was funded as of March 31, 2013) as well as our private placement of our common stock for aggregate gross proceeds of $6,418,495 in March 2013.

Cash Flows used for Operating Activities. Net cash used for operating activities was $2,482,395 for the three months ended March 31, 2013 and is primarily attributable to our net loss of $2,522,339, a net decrease of $316,096 in working capital balances due primarily to the $1,000,000 funding under the initial services agreement with IgDraSol, which was partially offset by $356,040 in non-cash activities primarily relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $797,581 for the three months ended March 31, 2012 and was primarily attributable to our net loss of $906,126, a net decrease of $55,119 in working capital balances, which was partially offset by $163,664 in non-cash activities relating to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio, research and development and general and administrative activities and as we acquire IgDraSol and continue to fund their service costs provided under the initial and development services agreements.

Cash Flows used for Investing Activities. Net cash used for investing activities was $207,446 for the three months ended March 31, 2013 as compared to $225,491 for the three months ended March 31, 2012. The net cash used related primarily to equipment acquired for research and development activities as well as the acquired rights under the assignment agreement.

We expect to increase our investment in laboratory equipment and furnishings as we seek to expand and progress our research and development activities and acquire IgDraSol.

Cash Flows from Financing Activities. Cash flows from financing activities for the three months ended March 31, 2013 was $7,237,297, as compared to $0 for the three months ended March 31, 2012.

Future Liquidity Needs. From inception through March 31, 2013, we have principally financed our operations through private equity and debt financings with aggregate net proceeds of $22,737,965, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

In its report on our consolidated financial statements for the year ended December 31, 2012 as filed with the SEC, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations without continuing infusions of capital from external sources and this opinion could impair our ability to finance our operations through the sale of debt or equity securities or commercial bank loans. Our ability to continue as a going concern depends, in large part, on our ability to obtain additional financing, which is uncertain. If we are unable to do so, our business would be jeopardized and we may not be able to continue operations and have to liquidate our assets and may receive less than the value at which those assets were carried on our consolidated financial statements, and in this event it is likely that investors will lose all or part of their investment.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2013, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Nature of Operations, Summary of Significant Accounting Polices and Business Activities,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SORRENTO THERAPEUTICS, INC.

Date: May 15, 2013	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Richard Glenn Vincent
Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Option Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

3.1	Restated Certificate of Incorporation.

10.01	Assignment Agreement, dated January 7, 2013, by and between Tien-Li Lee, M.D. and Jane Wu Lee, and Sorrento Therapeutics, Inc.

10.02	Loan and security Agreement entered into between Silicon Valley Bank and Sorrento Therapeutics, Inc., dated as of February 22, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

10.03	Asset Purchase Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

10.04	Initial Services Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

10.05	Voting Agreement, dated March 7, 2013, by and among Sorrento Therapeutics, Inc., IgDraSol, Inc., and the stockholders signatories thereto.

10.06	Amended and Restated Stock Purchase Agreement dated March 13, 2013 by and between Sorrento Therapeutics, Inc. and each of the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2013).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.