Form 10-Q/A
period 2013-03-31
Sorrento Therapeutics, Inc.
filed 2013-07-12
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Sorrento Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Original Form 10-Q”). This Amendment is being filed (a) to re-file Exhibits 2.1, 10.03 and 10.04 (the “Exhibits”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibits and (b) to amend and restate the Exhibit Index included with the Original Form 10-Q to reflect that redcactions have been made to the Exhibits. The Exhibits, as re-filed, include certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the items described above.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on May 15, 2013, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

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

SORRENTO THERAPEUTICS, INC.

Date: July 12, 2013	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 12, 2013	By:	/s/ Richard Glenn Vincent
Richard Glenn Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)(2)	Option Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

3.1(3)	Restated Certificate of Incorporation.

10.01(3)	Assignment Agreement, dated January 7, 2013, by and between Tien-Li Lee, M.D. and Jane Wu Lee, and Sorrento Therapeutics, Inc.

10.02(3)	Loan and security Agreement entered into between Silicon Valley Bank and Sorrento Therapeutics, Inc., dated as of February 22, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2013).

10.03(1) (2)	Asset Purchase Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

10.04(1) (2)	Initial Services Agreement, dated March 7, 2013, by and between IgDraSol, Inc. and Sorrento Therapeutics, Inc.

10.05(3)	Voting Agreement, dated March 7, 2013, by and among Sorrento Therapeutics, Inc., IgDraSol, Inc., and the stockholders signatories thereto.

10.06(3)	Amended and Restated Stock Purchase Agreement dated March 13, 2013 by and between Sorrento Therapeutics, Inc. and each of the investors whose names appear on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2013).

31.1(2)	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2(2)	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1(3)	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*(3)	XBRL Instance Document

101.SCH*(3)	XBRL Taxonomy Extension Schema Document

101.CAL*(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*(3)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.
(1)	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
(2)	Filed herewith.
(3)	Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013.