Form 10-Q
period 2013-06-30
Sorrento Therapeutics, Inc.
filed 2013-08-13
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 12, 2013 was 16,502,186.

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	1

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and January 25, 2006 (Inception) through June 30, 2013	2

	Unaudited Consolidated Statements of Statements of Stockholders’ Equity from January 25, 2006 (Inception) through June 30, 2013	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and January 25, 2006 (Inception) through June 30, 2013	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,754,579	$5,091,312
Grants receivable	92,748	79,760
Prepaid expenses and other, net	75,045	80,918

Total current assets	5,922,372	5,251,990
Property and equipment, net	1,449,458	1,480,989
Patent rights, net	88,750	—
Other	328,185	48,625

Total assets	$7,788,765	$6,781,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$735,727	$439,533
Accrued payroll and related	293,449	77,744
Accrued expenses	162,807	66,896
Current portion of debt	291,962	—

Total current liabilities	1,483,945	584,173

Long-term debt	535,266	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 13,443,020 and 12,004,687 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,344	1,200
Additional paid-in capital	23,977,459	17,146,530
Deficit accumulated during the development stage	(18,209,249)	(10,950,299)

Total stockholders’ equity	5,769,554	6,197,431

Total liabilities and stockholders’ equity	$7,788,765	$6,781,604

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 25, 2006 (Inception) through June 30, 2013
	2013	2012	2013	2012
Revenues:
Grant	$141,598	$217,135	$275,661	$327,284	$1,847,734
Collaboration and reimbursable research and development costs	—	—	—	—	223,453

Total revenues	141,598	217,135	275,661	327,284	2,071,187
Expenses:
Research and development	2,141,039	917,452	3,539,716	1,716,524	11,743,042
Acquired in-process research and development	1,210,000	—	1,210,000	—	1,210,000
General and administrative	1,507,516	244,557	2,757,197	463,232	7,328,590

Total expenses	4,858,555	1,162,009	7,506,913	2,179,756	20,281,632

Loss from operations	(4,716,957)	(944,874)	(7,231,252)	(1,852,472)	(18,210,445)
Interest expense	(21,762)	—	(31,690)	—	(31,690)
Interest income	2,108	1,756	3,992	3,228	32,886

Net loss	$(4,736,611)	$(943,118)	$(7,258,950)	$(1,849,244)	$(18,209,249)

Net loss per share – basic and diluted	$(0.35)	$(0.08)	$(0.56)	$(0.17)

Weighted average number of shares during the period – basic and diluted	13,443,018	11,224,997	12,880,804	10,830,363

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in	Stockholder Note	Deficit Accumulated During the Development
	Shares	Amount	Capital	Receivable	Stage	Total
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock for $400 cash to founders	4,077,493	408	(8)	—	—	400
Net loss	—	—	—	—	(75,801)	(75,801)

Balance, December 31, 2006	4,077,493	408	(8)	—	(75,801)	(75,401)
Net loss	—	—	—	—	(16,302)	(16,302)

Balance, December 31, 2007	4,077,493	408	(8)	—	(92,103)	(91,703)
Net loss	—	—	—	—	(25,745)	(25,745)

Balance, December 31, 2008	4,077,493	408	(8)	—	(117,848)	(117,448)
Issuance of restricted common stock for $291 cash to consultants in March	296,155	30	261	—	—	291
Issuance of common stock for $10 cash and a $30 note to consultants in March	40,775	102	36	(30)	—	10
Issuance of common stock for cash at $0.98 per share in June, net of issuance costs of $25,999	2,360,611	236	2,273,765	—	—	2,274,001
Issuance of common stock for cash at $1.12 per share in September	1,785,375	179	1,999,821	—	—	2,000,000
Issuance of common stock to former QuikByte stockholders in connection with the Merger	442,958	44	100,342	—	—	100,386
Costs associated with the Merger	—	—	(168,767)	—	—	(168,767)
Stock-based compensation	—	—	54,524	—	—	54,524
Net loss	—	—	—	—	(942,266)	(942,266)

Balance, December 31, 2009	9,003,367	901	4,259,974	(30)	(1,060,114)	3,200,731
Collection of note receivable	—	—	—	30	—	30
Issuance of common stock for cash at $3.50 per share in December, net of issuance costs of $159,905	1,028,686	102	3,440,393	—	—	3,440,495
Stock-based compensation	—	—	250,954	—	—	250,954
Net loss	—	—	—	—	(1,808,386)	(1,808,386)

Balance, December 31, 2010	10,032,053	1,003	7,951,321	—	(2,868,500)	5,083,824
Repurchase of common stock	(44,166)	(5)	(38)		—	(43)
Issuance of common stock in connection with the exercise of stock options	6,000	1	13,124	—	—	13,125
Issuance of common stock for cash at $4.00 per share in December, net of issuance costs of $28,999	500,000	50	1,970,951	—	—	1,971,001
Reduction of stock issuance costs accrued in December 2010	—	—	80,039	—	—	80,039
Stock-based compensation	—	—	298,034	—	—	298,034
Net loss	—	—	—	—	(3,236,491)	(3,236,491)

Balance, December 31, 2011	10,493,887	1,049	10,313,431	—	(6,104,991)	4,209,489
Issuance of common stock in connection with the exercise of stock options	10,800	1	36,091	—	—	36,092
Issuance of common stock for cash at $4.00 per share in May, net of issuance costs of $65,969	1,500,000	150	5,933,881	—	—	5,934,031
Stock-based compensation	—	—	863,127	—	—	863,127
Net loss	—	—	—	—	(4,845,308)	(4,845,308)

Balance, December 31, 2012	12,004,687	1,200	17,146,530	—	(10,950,299)	6,197,431
Issuance of common stock in connection with the exercise of stock options	2,000	—	7,000	—	—	7,000
Issuance of common stock for cash at $4.50 per share in March, net of issuance costs of $64,086	1,426,333	143	6,354,266	—	—	6,354,409
Issuance of common stock in connection with assignment agreement	10,000	1	39,999	—	—	40,000
Stock-based compensation	—	—	429,664	—	—	429,664
Net loss	—	—	—	—	(7,258,950)	(7,258,950)

Balance, June 30, 2013	13,443,020	$1,344	$23,977,459	$—	$(18,209,249)	$5,769,554

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from January 25, 2006 (Inception) through June 30, 2013
	2013	2012
Operating activities
Net loss	$(7,258,950)	$(1,849,244)	$(18,209,249)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	329,312	131,929	808,001
Stock-based compensation	429,664	203,257	1,896,303
Non-cash interest expense	15,755	—	15,755
Changes in operating assets and liabilities:
Grants receivable	(12,988)	(27,351)	(92,748)
Prepaid expenses and other	(396,549)	16,221	(505,942)
Accounts payable	296,194	51,584	473,140
Accrued expenses and other liabilities	300,390	4,754	525,069

Net cash used for operating activities	(6,297,172)	(1,468,850)	(15,089,671)

Investing activities
Purchases of property and equipment	(178,198)	(310,653)	(1,899,915)
Purchase of intangible assets	(50,000)	—	(50,000)
Cash acquired in connection with Merger	—	—	104,860

Net cash used for investing activities	(228,198)	(310,653)	(1,845,055)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	6,354,409	5,934,031	21,805,860
Proceeds from exercise of stock options	7,000	4,200	56,217
Net borrowings under debt agreement	827,228	—	827,228

Net cash provided by financing activities	7,188,637	5,938,231	22,689,305

Net change in cash and cash equivalents	663,267	4,158,728	5,754,579
Cash and cash equivalents at beginning of period	5,091,312	3,466,549	—

Cash and cash equivalents at end of period	$5,754,579	$7,625,277	$5,754,579

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$800	$800	$5,600
Interest	$8,782	$—	$8,782

Non-cash investing activities:

In January 2013, a portion of the Company’s purchased patent rights were from the issuance of 10,000 shares of common stock valued at $40,000.

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

The Company is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the United States, Europe and additional international markets. The Company’s primary therapeutic focus is oncology, but is also developing therapeutic products for other indications, including inflammation, metabolic disorders, and infectious diseases. The Company’s proprietary G-MAB® fully-human antibody library platform was designed to facilitate the rapid identification and isolation of highly specific antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy.

As of June 30, 2013, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the U.S., or GAAP. The financial statements also include the accounts of the Company’s wholly-owned subsidiary, Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorrento Hong Kong had no operating activity through June 30, 2013. All inter-company balances and transactions have been eliminated in consolidation.

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

Reverse Stock Split

On July 30, 2013, the Company completed a 1-for-25 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Business Activities

On September 21, 2009, QuikByte Software, Inc., a shell company (QuikByte) acquired Sorrento Therapeutics, Inc., a privately held Delaware corporation (STI), in a reverse merger (the “Merger”). Pursuant to the Merger, all of the issued and outstanding shares of STI common stock were exchanged into an aggregate of 6,775,032 shares of QuikByte common stock and STI became a wholly owned subsidiary of QuikByte. The holders of QuikByte’s common stock as of immediately prior to the Merger held an aggregate of 2,228,332 shares of QuikByte’s common stock. STI and QuikByte reincorporated in Delaware in December 2009, and on December 4, 2009, STI merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation. Contemporaneously, QuikByte Software, Inc. changed its name to Sorrento Therapeutics, Inc. (the “Company”). In connection with the Merger, the Company received cash of $104,860.

In January 2013, the Company entered into an assignment agreement (the “assignment agreement”) with Tien-Li Lee, M.D. and Jane Wu Lee, M.D. as individuals (collectively, the “Lees”) pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulins. See Note 2.

On March 7, 2013, the Company entered into various agreements with IgDraSol, Inc. (“IgDraSol”) a private company focused on the development of oncologic agents for the treatment of metastatic breast cancer, or MBC, non-small cell lung cancer, or NSCLC, and other cancers, as follows: (i) an exclusive option agreement, (ii) an asset purchase agreement pursuant to which the Company agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies, and (iii) an initial services agreement, pursuant to which, IgDraSol is to provide certain product development and technology services related to the Company’s antibody platform. See Note 2.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has incurred operating losses since its inception in 2006, and as of June 30, 2013, had an accumulated deficit of $18,209,249. At June 30, 2013, the Company had working capital of $4,438,427.

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

The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. Pursuant to Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates. Such adjustments could include, for example, appropriate estimates for Company bonus plans normally determined or settled at year-end.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2013 and December 31, 2012, the carrying amount of cash and cash equivalents, grants receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants Receivable

Grants receivable at June 30, 2013 and December 31, 2012 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health (“NIH”), collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such lives vary from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or the life of the asset.

Patent Rights

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. The Company had no patent rights as of December 31, 2012. Amortization expense for the three and six months ended June 30, 2013 was $1,250, which has been included in general and administrative expenses.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment and patent rights, for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2013.

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

The Company evaluates its collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for these payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due to collaborative partners related to development activities are reflected as a research and development expense.

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three or six months ended June 30, 2013 and 2012 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 455,000 and 243,977 at June 30, 2013 and 2012, respectively. The Company excludes the potential issuance of common shares contingently issuable to the Lee’s or IgDraSol as there is no guarantee that such shares will be issued in the future. See Note 2.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. The amendments in the ASU provide the option to first assess qualitative factors to determine whether, as a result of its qualitative assessment, that it is more-likely-than-not (a likelihood of more than 50%) the asset is impaired and it is necessary to calculate the fair value of the asset in order to compare that amount to the carrying value to determine the amount of the impairment, if any. If an entity believes, as a result of its qualitative assessment, that it is not more-likely-than-not (a likelihood of more than 50%) that the fair value of an asset is less than its carrying amount, no further testing is required. The revised standard includes examples of events and circumstances that might indicate that the indefinite-lived intangible asset is impaired. The approach in the ASU is similar to the guidance for testing goodwill for impairment contained in ASU 2011-08, intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The revised standard, which may be adopted early, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and does not change existing guidance on when to test indefinite-lived intangible assets for impairment. The adoption of the provisions of this guidance is not expected to have a material impact on the Company’s consolidated results of operations, cash flows, and financial position.

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

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended June 30, 2013 and 2012 and for the period from inception (January 25, 2006)(“Inception”) through June 30, 2013, the Company recorded $4,305, $348 and $134,152 in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded $6,806 and $22,569 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covers a two-year period which commenced in June 2010, with a potential award of $300,000 per year. As of December 31, 2012, the entire Phase 1 grant of $600,000 had been awarded and recognized as revenue. The Company records revenue associated with the grant as the related costs and expenses are incurred. During the three and six months ended June 30, 2012, and for the period from Inception through June 30, 2013, the Company recorded $62,863, $119,379 and $600,000 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of September 30, 2012, the entire Phase 1 grant of $600,000 had been awarded. During the three months ended June 30, 2013 and 2012, and for the period from Inception through June 30, 2013, the Company recorded $66,535, $117,471 and $592,717 of revenue associated with the C. difficile Grant award, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded $143,940 and $171,104 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. During the three months ended June 30, 2013 and 2012, and for the period from Inception through June 30, 2013, the Company recorded $75,063, $36,801 and $260,537, respectively, of revenue associated with the Staph Grant II award. During the six months ended June 30, 2013 and 2012, the Company recorded $131,721 and $36,801 of revenue associated with the Staph Grant II award, respectively.

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

Any amounts received by the Company pursuant to the Collaboration Agreement prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue. All agreed upon services under the Collaboration Agreement were delivered in March 2011. For the period from Inception through June 30, 2013, the Company recognized $223,453 in revenue.

U.S. Treasury Grants

During 2010, the U.S. Treasury awarded the Company grants totaling $394,480 for investments in qualifying therapeutic discovery projects under section 48D of the Internal Revenue Code. The proceeds from this grant are classified in “Revenues – Grant” for the period from Inception through June 30, 2013.

Assignment Agreement

In January 2013, the Company entered into the assignment agreement, pursuant to which the Lees agreed to assign to the Company their right, title and interest throughout the world in and to certain inventions and patents that provide for the production of recombinant intravenous immunoglobulin. As consideration for the assignment by the Lees under the assignment agreement, the Company: (i) issued the Lee’s 10,000 shares of the Company’s common stock upon execution of the Agreement, (ii) paid the Lees $50,000 in five monthly installments of $10,000 beginning on February 1, 2013, and (iii) agreed to issue the Lees up to 80,000 shares of the Company’s common stock based upon the achievement of certain milestone events described in the assignment agreement. Unless otherwise terminated in accordance with its terms, the assignment agreement will expire upon the expiration of the last to expire patent within the assigned patent rights.

IgDraSol Transactions

On March 7, 2013, the Company entered into an exclusive option agreement with IgDraSol, a private company focused on the development of oncologic agents for the treatment of MBC, NSCLC, and other cancers. IgDraSol granted the Company an irrevocable option to acquire IgDraSol by means of an agreement and plan of merger, and was paid a non-refundable lump sum payment of $200,000 in April 2013. Such payment was capitalized when paid, and will be amortized over the life of the option period. The option must be exercised by the later of: (i) thirty (30) days after the receipt of the FDA End of Phase II meeting minutes for Cynviloq™, which were received by IgDraSol on July 29, 2013, or (ii) September 30, 2013. If the Company exercises its option to acquire IgDraSol, the Company will, pursuant to the merger agreement, issue 3,047,968 shares of common stock to IgDraSol stockholders and, upon the later achievement of a specified regulatory milestone, the Company will issue an additional 1,306,272 shares of common stock to former IgDraSol stockholders.

IgDraSol’s lead compound, Cynviloq™, is a micellar diblock copolymeric paclitaxel formulation drug product. Cynviloq™ is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®, and has completed Phase 2 testing for potential advancement into registration trials in the United States. IgDraSol obtained exclusive distribution rights for Cynviloq™ in the United States and 27 countries of the European Union, or EU, from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

The Company entered into an initial services agreement dated March 7, 2013 with IgDraSol, wherein IgDraSol has provided certain product development and technology services related to antibody-based nanotherapeutics. In March 2013, IgDraSol was paid a non-refundable payment of $1,000,000 and the related services were completed prior to May 31, 2013. There are no further obligations under the initial services agreement.

In addition, the Company entered into an asset purchase agreement with IgDraSol whereby it agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000. The purchase price was paid in April 2013 and was recognized as acquired in-process research and development expense. Also in April 2013, the Company entered into a development services agreement with IgDraSol related to the development of Tocosol® and related technologies. The Company will pay IgDraSol up to $3,000,000 for services provided. For the three and six months ended June 30, 2013, the Company recorded $846,059 of operating expenses associated with the development services agreement.

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

4. Stockholders’ Equity

Common Stock and Related Party Transaction

In December 2011, the Company entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, and issued 500,000 shares of common stock in a private placement transaction at $4.00 per share, for aggregate gross proceeds of $2,000,000. In May 2012, the Company entered into an Amended and Restated Stock Purchase Agreement, and issued 1,500,000 shares of common stock in a private placement transaction at $4.00 per share, for aggregate gross proceeds of $6,000,000. Two hundred and fifty thousand of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, the Company’s Chief Executive Officer and President, is a managing director.

In January 2013, the Company entered into the assignment agreement and issued 10,000 shares of common stock valued at $40,000.

In March 2013, the Company entered into a Stock Purchase Agreement and issued 1,426,333 shares of common stock, in a private placement transaction, at $4.50 per share for aggregate gross proceeds of $6,418,495.

In April 2013, Company’s stockholders approved, among other items, three amendments to the Company’s Certificate of Incorporation, as follows: (i) increased the number of shares of common stock authorized to be issued by the Company from 500,000,000 to 750,000,000, (ii) authorized the Company’s Board of Directors, or the Board, to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-2 and not more than 1-for-150, with the Board having the discretion as to whether or not the reverse split is to be effected at any time prior to April 26, 2014, and (iii) authorized the Board, in the event a reverse stock split is approved, in its discretion, to reduce the number of shares of common stock authorized to be issued by the Company in proportion to the percentage decrease in the number of outstanding shares of common stock resulting from the reverse split (or a lesser decrease in authorized shares of common stock as determined by the Board in its discretion). See Note 1.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,155 restricted common stock awards to certain consultants for aggregate gross proceeds of $291, of which the Company repurchased 44,166 unvested shares of restricted common stock for $43 in January 2011. The restricted shares vested monthly over four years and all remaining shares were fully vested as of June 30, 2013. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of June 30, 2013, 3,200 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In April 2013, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 1,360,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. In addition, this amount will be automatically increased annually on the first day of each fiscal year by the lesser of: (i) 1% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year, (ii) 200,000 shares, or (iii) an amount approved by the administrator of the Stock Plan. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the six months ended June 30, 2013 and 2012, the Company’s Board of Directors awarded 42,800 and 82,200 options to certain employees and consultants and 899,000 and 376,300 shares were available for grant under the Stock Plan, respectively.

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

The weighted average grant date fair value per share of employee stock options granted during the six months ended June 30, 2013 and 2012 was $4.25 and $3.25, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $153,003, $27,937 and $715,288 for the three months ended June 30, 2013 and 2012 and for the period from Inception through June 30, 2013, respectively. The total employee stock-based compensation recorded as operating expenses was $296,471 and $54,665 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, unrecognized compensation cost related to the options was $1,667,067 which will be recognized over 3.1 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $28,901, $74,152 and $1,181,016 for the three months ended June 30, 2013 and 2012 and for the period from Inception through June 30, 2013, respectively. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $133,193 and $148,592 for the six months ended June 30, 2013 and 2012, respectively.

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

6. Subsequent Event

Effective July 8, 2013, the Company entered into an exclusive option agreement with B.G. Negev Technologies and Applications Ltd. (“BGN”). Pursuant to the terms of the option agreement, BGN granted the Company an option to receive an exclusive sub-licensable worldwide license in and to certain licensed patent rights to develop and commercialize the licensed products. Licensed patent rights refers to any rights arising out of or resulting from any patent application filed by the Company for certain BGN technology relating to a group of defined fully human antibodies that bind to a Hep. C protease enzyme.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “assumes,” “plans,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the United States, Europe and additional international markets. Our primary therapeutic focus is oncology but we are also developing therapeutic products for other indications, including inflammation, metabolic disorders, and infectious diseases.

Our proprietary G-MAB® fully-human antibody library platform was designed to facilitate the rapid identification and isolation of highly specific antibody therapeutic product candidates that bind to disease targets appropriate for antibody therapy. Our objective is to leverage our library to develop both First-in-Class, or FIC, and/or Best-in-Class, or BIC, antibody drug candidates that we expect will possess greater efficacy and fewer side effects as compared to existing drugs. Although we intend to retain ownership and control of some product candidates by advancing them further into preclinical development, we will also consider partnerships with pharmaceutical or biopharmaceutical organizations, with the appropriate experience and expertise, in order to balance the risks associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone related development fees and royalties by licensing rights to our development candidates.

Our goal is to deliver innovative, highly effective and safe treatment options to patients throughout the world. By working closely with scientists, doctors, patient organizations and other health care specialists, we are committed to improving the lives of patients and assisting their caregivers in the fight against cancer, inflammatory and autoimmune diseases and other unmet medical needs.

Recent Developments

IgDraSol Transactions and Cynviloq™

On March 7, 2013, we entered into an exclusive option agreement with IgDraSol. IgDraSol granted us an irrevocable option to acquire IgDraSol by means of an agreement and plan of merger, and was paid a non-refundable lump sum payment of $200,000 in April 2013. The option must be exercised by the later of: (i) thirty (30) days after the receipt of the FDA End of Phase II meeting minutes for Cynviloq™, which were received by IgDraSol on July 29, 2013, or (ii) September 30, 2013. If we exercise our option to acquire IgDraSol, we will immediately issue 3,047,968 shares of our common stock to the IgDraSol stockholders and, upon the achievement of a specified regulatory milestone, we will issue an additional 1,306,272 shares of our common stock to the former IgDraSol stockholders.

IgDraSol’s lead compound is Cynviloq™, a micellar diblock copolymeric paclitaxel formulation drug product. Cynviloq™ is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®. IgDraSol obtained exclusive distribution rights for Cynviloq™ in the United States and 27 countries of the European Union, or EU, from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

We entered into an initial services agreement dated March 7, 2013 with IgDraSol, wherein IgDraSol has provided certain product development and technology services related to antibody-based nanotherapeutics. In March 2013, IgDraSol was paid a non-refundable payment of $1,000,000 and the related services were completed prior to May 31, 2013. There are no further obligations under the initial services agreement.

In addition, we entered into an asset purchase agreement with IgDraSol whereby we agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies for a purchase price of $1,210,000, which was paid in April 2013, which was recognized as in-process research and development expense. Also in April 2013, we entered into a development services agreement with IgDraSol related to the development of Tocosol® and related technologies. We will pay IgDraSol up to $3,000,000 for services provided.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended June 30, 2013, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our financial statements for the year ended December 31, 2012 contained in our 2012 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our statements of operations.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues. Revenues were $141,598 for the three months ended June 30, 2013, as compared to $217,135 for the three months ended June 30, 2012. The decrease is due to lower grant revenue of $75,537 due to decreased grant activities under two grant awards during 2013 as compared to three active grants during 2012.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for this grant covered a two-year period which commenced in June 2010, and as of June 30, 2012, the entire Phase 1 grant of $600,000 had been awarded and recognized in grant revenues.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011, and as of June 30, 2013, the entire Phase 1 grant of $600,000 had been awarded. From July 2011 through June 30, 2013, $592,717 of the C. difficile Grant award had been recorded in grant revenues.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a potential annual award of $300,000 per year. From June 2012 through June 30, 2013, $260,537 of the Staph Grant II award had been recorded in grant revenues.

We had no other revenue during the six months ended June 30, 2013 and 2012. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the timing and amount of grant awards, research and development reimbursements and other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2013 and 2012 were $2,141,039 and $917,452, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, preclinical testing expenses, costs incurred under the IgDraSol initial and development services agreements, and the expenses associated with fulfilling our development obligations related to the Staph and C. difficile Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel -related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $1,223,587 is primarily attributable to costs incurred under the initial and development services agreements with IgDraSol, as well as higher salary and lab supply costs incurred in connection with our expanded research and development activities. We expect research and development expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with our efforts to advance a number of potential drug candidates into preclinical development activities, (ii) continue to incur costs under the IgDraSol development services agreement, and (iii) as we incur costs related to our potential merger with IgDraSol, assume IgDraSol’s operating expenses, and costs associating with the clinical trials related to CynviloqTM, including expenses incurred under agreements with CROs and investigative sites that conduct their clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities.

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

Acquired In-Process Research and Development Expenses. Acquired research and development expenses for the three months ended June 30, 2013 and 2012 were $1,210,000 and $0, respectively. Acquired research and development expenses include the costs of acquiring the Tocosol® and related technologies in April 2013.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 and 2012 were $1,507,516 and $244,557, respectively. General and administrative expenses consist primarily of costs incurred under the IgDraSol initial and development services agreements, salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation, professional fees, infrastructure expenses, legal and accounting, and other general corporate expenses. The increase of $1,262,959 is primarily attributable to increases in costs incurred under the initial and development services agreement with IgDraSol, stock-based compensation, salaries and consulting expenses with the addition of our full time Chief Financial Officer and part-time Chief Business Officer in the second half of 2012, and higher legal and compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with ongoing operations, compliance with our public reporting obligations, (ii) continue to incur costs under the IgDraSol development services agreement, and (iii) incur costs related to our potential merger with IgDraSol and assume IgDraSol’s operating expenses.

Interest Income and Interest Expense. Interest income and interest expense for the three months ended June 30, 2013 and 2012 was nominal. We expect interest expense to increase in absolute dollars as we incur incremental costs associated with the loan and security agreement entered into in February 2013.

Net Loss. Net loss for the three months ended June 30, 2013 and 2012 was $4,736,611 and $943,118, respectively. The increase in net loss is mainly attributable to the expanded general and administrative and research and development activities, including the costs associated with the IgDraSol Transactions. We expect our net loss to increase in absolute dollars as we incur incremental expenses associated with our ongoing operations, continue to incur costs under the IgDraSol development services agreement, and we incur costs related to our potential merger with IgDraSol and assume IgDraSol’s operating expenses.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues. Revenues were $275,661 for the six months ended June 30, 2013, as compared to $327,284 for the six months ended June 30, 2012. The decrease is due to lower grant revenue of $51,623 due to decreased grant activities under two grant awards during 2013 as compared to three active grants during 2012.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of grant awards and when the related costs and expenses are incurred, and timing of any other payments received under our strategic collaborations.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2013 and 2012 were $3,539,716 and $1,716,524, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, preclinical testing expenses, costs incurred under the IgDraSol initial and development services agreements, and the expenses associated with fulfilling our development obligations related to the Staph and C. difficile Grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel -related expenses, stock-based compensation expense, laboratory supplies, consulting costs and other expenses. The increase of $1,823,192 is attributable to costs incurred under the initial and development services agreements with IgDraSol, as well as higher salary and lab supply costs incurred in connection with our expanded research and development activities. We expect research and development expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with our efforts to advance a number of potential drug candidates into preclinical development activities, (ii) continue to incur costs under the IgDraSol development services agreement, and (iii) as we incur costs related to our potential merger with IgDraSol, assume IgDraSol’s operating expenses, and costs associating with the clinical trials related to CynviloqTM, including expenses incurred under agreements with CROs and investigative sites that conduct their clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 and 2012 were $2,757,197 and $463,232, respectively. General and administrative expenses consist primarily of costs incurred under the IgDraSol initial and development services agreements, salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation, professional fees, infrastructure expenses, legal and accounting, and other general corporate expenses. The increase of $2,293,965 is primarily attributable to increases in costs incurred under the initial and development services agreement with IgDraSol, stock-based compensation, salaries and consulting expenses with the addition of our full time Chief Financial Officer and part-time Chief Business Officer in the second half of 2012, and higher legal and compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with ongoing operations, compliance with our public reporting obligations, (ii) continue to incur costs under the IgDraSol development services agreement, and (iii) incur costs related to our potential merger with IgDraSol and assume IgDraSol’s operating expenses.

Interest Income and Interest Expense. Interest income and interest expense for the six months ended June 30, 2013 and 2012 were nominal. We expect interest expense to increase in absolute dollars as we incur incremental costs associated with the loan and security agreement entered into in February 2013.

Net Loss. Net loss for the six months ended June 30, 2013 and 2012 was $7,258,950 and $1,849,244, respectively. The increase in net loss is mainly attributable to the expanded general and administrative and research and development activities, including the costs associated with the IgDraSol Transactions. We expect our net loss to increase in absolute dollars as we incur incremental expenses associated with our ongoing operations, continue to incur costs under the IgDraSol development services agreement, and we incur costs related to our potential merger with IgDraSol and assume IgDraSol’s operating expenses.

Liquidity and Capital Resources

As of June 30, 2013, we had $5,754,579 million in cash and cash equivalents, attributable primarily to the closing of our private placement of our common stock for aggregate gross proceeds of $6,418,495 in March 2013 as well as the $1,000,000 debt facility with a bank in February 2013 (of which $876,000 was funded in February 2013).

Cash Flows from Operating Activities. Net cash used for operating activities was $6,297,172 for the six months ended June 30, 2013 and is primarily attributable to our net loss of $7,258,950, which was partially offset by a net increase of $187,047 in working capital balances, as well as by $774,731 in non-cash activities relating to stock-based compensation and depreciation expense. Net cash used for operating activities was $1,468,850 for the six months ended June 30, 2012 and was primarily attributable to our net loss of $1,849,244, a net decrease of $45,208 in working capital balances, which was partially offset by $335,186 in non-cash activities relating to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our technology portfolio, research and development and general and administrative activities, as we potentially merge with IgDraSol, and assume IgDraSol’s operating expenses.

Cash Flows from Investing Activities. Net cash used for investing activities was $228,198 for the six months ended June 30, 2013 as compared to $310,653 for the six months ended June 30, 2012. The net cash used related primarily to equipment acquired for research and development activities as well as the rights acquired under the assignment agreement.

We expect to increase our investment in laboratory equipment and furnishings as we seek to expand and progress our research and development activities and potentially merge with IgDraSol.

Cash Flows from Financing Activities. Cash flows from financing activities for the six months ended June 30, 2013 and 2012 was $7,188,637 and $5,938,231, respectively.

Future Liquidity Needs. From inception through June 30, 2013, we have principally financed our operations through private equity financings with aggregate net proceeds of $22,689,305, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our long-term plans for preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) continue to identify and advance a number of potential drug candidates into preclinical development activities, (ii) continue to incur costs under the IgDraSol development and technology services agreements, (iii) potentially merge with IgDraSol pursuant to the option agreement, and (iv) expand our corporate infrastructure, including the costs associated with being a public company. Without additional funding, we believe that we will not have sufficient funds to meet our obligations beyond October 2013. These conditions give rise to substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We plan to continue to fund our losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides us with the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. Pursuant to Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

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

Off-Balance Sheet Arrangements

Since our inception through June 30, 2013, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2012, Part I –Item 1A, as well as our Registration Statement on Form S-3, effective in July 2013, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Registration Statement on Form S-3, effective in July 2013.

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

SORRENTO THERAPEUTICS, INC.

Date: August 13, 2013	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Richard Glenn Vincent
Richard Glenn Vincent
Director & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 1, 2013).

10.1	Option Agreement between Sorrento Therapeutics, Inc. and B.G. Negev Technologies and Applications Ltd.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard Glenn Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise not subject to liability.