Form 10-Q
period 2014-03-31
Sorrento Therapeutics, Inc.
filed 2014-05-14
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 12, 2014 was 23,053,100.

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	1

	Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and January 25, 2006 (Inception) through March 31, 2014	2

	Unaudited Consolidated Statements of Stockholders’ Equity from January 25, 2006 (Inception) through March 31, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and January 25, 2006 (Inception) through March 31, 2014	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,949	$31,667
Grants and accounts receivable, net	657	394
Prepaid expenses and other	626	571

Total current assets	31,232	32,632
Property and equipment, net	2,359	2,440
Intangibles, net	32,735	33,321
Goodwill	24,041	24,041
Other	248	148

Total assets	$90,615	$92,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174	$2,154
Accrued payroll and related	790	1,663
Current portion of deferred compensation	927	904
Accrued expenses	674	385
Current portion of debt	1,686	374

Total current liabilities	5,251	5,480

Long-term debt	10,317	4,431
Deferred compensation	1,543	1,497
Deferred rent	81	81
Deferred tax liabilities	14,248	14,248
Accrued other	25	36

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 23,053,100 and 23,028,100 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in capital	102,102	99,668
Deficit accumulated during the development stage	(42,954)	(32,861)

Total stockholders’ equity	59,150	66,809

Total liabilities and stockholders’ equity	$90,615	$92,582

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2014
	2014	2013
Revenues:
Grant	$98	$134	$2,122
Sales and services	878	—	886
Collaboration and reimbursable research and development costs	—	—	223

Total revenues	976	134	3,231
Operating costs and expenses:
Cost of sales and services revenues	563	—	567
Research and development	6,107	1,398	23,327
Acquired in-process research and development	209	—	6,195
General and administrative	3,385	1,250	14,273
Intangible amortization	586	—	1,390

Total operating costs and expenses	10,850	2,648	45,752

Loss from operations	(9,874)	(2,514)	(42,521)
Interest expense	(223)	(10)	(476)
Interest income	4	2	43

Net loss	$(10,093)	$(2,522)	$(42,954)

Net loss per share – basic and diluted	$(0.44)	$(0.20)

Weighted average number of shares during the period – basic and diluted	23,051	12,312

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except for share amounts)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	4,077,493	1	—	—	1
Net loss	—	—	—	(76)	(76)

Balance, December 31, 2006	4,077,493	1	—	(76)	(75)
Net loss	—	—	—	(16)	(16)

Balance, December 31, 2007	4,077,493	1	—	(92)	(91)
Net loss	—	—	—	(26)	(26)

Balance, December 31, 2008	4,077,493	1	—	(118)	(117)
Issuance of restricted common stock to consultants	336,930	—	—	—	—
Issuance of common stock for cash at $0.98 per share, net of issuance costs of $26	2,360,611	—	2,274	—	2,274
Issuance of common stock for cash at $1.12 per share	1,785,375	—	2,000	—	2,000
Issuance of common stock in connection with the Merger	442,958	—	100	—	100
Costs associated with the Merger	—	—	(169)	—	(169)
Stock-based compensation	—	—	55	—	55
Net loss	—	—	—	(942)	(942)

Balance, December 31, 2009	9,003,367	1	4,260	(1,060)	3,201
Collection of note receivable	—	—	—	—	—
Issuance of common stock for cash at $3.50 per share, net of issuance costs of $160	1,028,686	—	3,440	—	3,440
Stock-based compensation	—	—	251	—	251
Net loss	—	—	—	(1,808)	(1,808)

Balance, December 31, 2010	10,032,053	1	7,951	(2,868)	5,084
Repurchase of common stock	(44,166)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	6,000	—	13	—	13
Issuance of common stock for cash at $4.00 per share, net of issuance costs of $29	500,000	—	1,971	—	1,971
Reduction of stock issuance costs accrued in December 2010	—	—	80	—	80
Stock-based compensation	—	—	298	—	298
Net loss	—	—	—	(3,237)	(3,237)

Balance, December 31, 2011	10,493,887	1	10,313	(6,105)	4,209
Issuance of common stock in connection with the exercise of stock options	10,800	—	36	—	36
Issuance of common stock for cash at $4.00 per share, net of issuance costs of $66	1,500,000	—	5,934	—	5,934
Stock-based compensation	—	—	863	—	863
Net loss	—	—	—	(4,845)	(4,845)

Balance, December 31, 2012	12,004,687	1	17,146	(10,950)	6,197
Issuance of common stock in connection with the exercise of stock options	7,300	—	17	—	17
Issuance of common stock for cash at $4.50 per share, net of issuance costs of $64	1,426,406	—	6,354	—	6,354
Issuance of common stock with assignment agreement	10,000	—	40	—	40
Issuance of common stock in connection with IgDraSol merger at $9.25 per share	3,006,641	—	27,811	—	27,811
Issuance of common stock in connection with Sherrington acquisition at $8.48 per share	200,000	—	1,698	—	1,698
Issuance of common stock warrants in connection with loan and security agreement	—	—	215	—	215
Issuance of common stock in connection with Concortis merger at $8.48 per share	1,331,978	—	11,295	—	11,295
Issuance of common stock for convertible note holders at $7.25 per share	256,119	—	1,857	—	1,857
Issuance of common stock for cash at $7.25 per share, net of issuance costs of $3,254	4,772,500	1	31,346	—	31,347
Issuance of common stock in lieu of cash legal fees	12,469	—	100	—	100
Stock-based compensation	—	—	1,789	—	1,789
Net loss	—	—	—	(21,911)	(21,911)

Balance, December 31, 2013	23,028,100	2	99,668	(32,861)	66,809
Issuance of common stock for research agreement	25,000	—	209	—	209
Issuance of common stock warrants in connection with amended loan and security agreement	—	—	322	—	322
Stock-based compensation	—	—	1,903	—	1,903
Net loss	—	—	—	(10,093)	(10,093)

Balance, March 31, 2014	23,053,100	$2	$102,102	$(42,954)	$59,150

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Period from January 25, 2006 (Inception) through March 31, 2014
	2014	2013
Operating activities
Net loss	$(10,093)	$(2,522)	$(42,954)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	774	103	2,538
Stock-based compensation	1,903	248	5,159
Acquired in-process research and development	209	—	2,113
Non-cash interest expense	89	5	94
Provision for doubtful accounts	9	—	9
Changes in operating assets and liabilities:
Grants and accounts receivable	(271)	(54)	(234)
Prepaid expenses and other	(168)	(658)	(719)
Accounts payable	(980)	253	75
Accrued expenses and other liabilities	(596)	143	(487)

Net cash used for operating activities	(9,124)	(2,482)	(34,406)

Investing activities
Purchases of property and equipment	(94)	(157)	(2,236)
Purchase of intangible assets	—	(50)	(511)
Cash acquired in connection with Mergers	—	—	533

Net cash used for investing activities	(94)	(207)	(2,214)

Financing activities
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	6,354	53,153
Proceeds from exercise of stock options	—	7	66
Net payments of deferred compensation	—	—	(1,000)
Borrowings of long-term debt	7,500	876	14,350

Net cash provided by financing activities	7,500	7,237	66,569

Net change in cash and cash equivalents	(1,718)	4,548	29,949
Cash and cash equivalents at beginning of period	31,667	5,091	—

Cash and cash equivalents at end of period	$29,949	$9,639	$29,949

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$6	$1	$12
Interest	$136	$1	$260

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(In thousands, except for share amounts)

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company’s pipeline consists of its lead oncology product candidate Cynviloq™, a micellar paclitaxel formulation, resiniferatoxin (or RTX), a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, as well as fully human therapeutic antibodies derived from our proprietary G-MAB® library platform and antibody drug conjugates, or ADCs, and recombinant intravenous immunoglobulin, or rIVIG. In addition, the Company generates revenues from sales and services from the sale of customized reagents and providing professional services.

As of March 31, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, IgDraSol, Inc., or IgDraSol, Sherrington Pharmaceuticals, Inc., or Sherrington, Concortis Biosystems, Corp., or Concortis, Ark Animal Therapeutics, Inc., and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorrento Hong Kong and Sherrington had no operating activity through March 2014. All intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2013 is derived from the audited consolidated balance sheet at that date which is not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2014 fiscal year.

Liquidity

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

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12,500 from $5,000, with the same two banks, which was funded at closing. The interest rate on the amended and restated loan is 7.95% per annum. The Company will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the Term Loan maturity date of September 30, 2017. In the event the Company raises $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months. See Note 4. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the October 2013 underwritten offering (see Note 5), the Company has the ability to offer up to $65.4 million of additional securities. Pursuant to the Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2014 and December 31, 2013, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at March 31, 2014 and December 31, 2013 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at March 31, 2014 and December 31, 2013 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $9 and $0, respectively.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for the three months ended March 31, 2014 and for the period from inception (January 25, 2006) (“Inception”) through March 31, 2014 was $1 and $5, respectively, which has been included in intangibles amortization.

License rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years from the date of acquisition of the rights in September 2013. Amortization expense for the three months ended March 31, 2014 and for the period from Inception through March 31, 2014 was $475 and $1,061, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for the three months ended March 31, 2014 and for the period from Inception through March 31, 2014 was $44 and $50, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for the three months ended March 31, 2014 and for the period from Inception through March 31, 2014 was $66 and $75, respectively, which has been included in intangibles amortization.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through March 31, 2014.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event is identified that could indicate a potential impairment. We test our goodwill annually, or quarterly when events or changes in circumstances warrant, for impairment in the fourth quarter of each year. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the market value of the Company.

Revenue Recognition

The Company’s inception to date revenues are generated primarily from three NIH and two U.S. Department of Treasury (or U.S. Treasury) grant awards and a feasibility study agreement, or the Collaboration Agreement entered into with a third party in July 2010, and from revenues generated from sales and services are from the sale of customized reagents and providing professional services. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

The revenue from the Collaboration Agreement was derived from the completion of certain development services and the reimbursement of certain development costs incurred to provide such development services. Revenue from upfront, nonrefundable service fees are recognized when earned, as evidenced by written acknowledgement from the collaborator, or other persuasive evidence that all service deliverables have been achieved, provided that the service deliverables are substantive and their achievability was not reasonably assured at the inception of the Collaboration Agreement. Any amounts received prior to satisfying the Company’s revenue recognition criteria are recorded as deferred revenue.

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

Research and Development Costs and Collaborations

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually. As of March 31, 2014, the Company maintained a full valuation allowance against its deferred tax assets.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2014 and 2013 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 1,820,126 and 423,800 at March 31, 2014 and 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three months ended March 31, 2014 and 2013, the comprehensive loss was equal to the net loss.

New Accounting Standards

During the quarter ended March 31, 2014, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 that affect the Company’s results of operations, financial condition, liquidity or disclosures.

2. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended March 31, 2014 and 2013 and for the period from inception (January 25, 2006)(“Inception”) through March 31, 2014, the Company recorded $7, $3 and $200 in patent prosecution and maintenance costs associated with the TSRI License, respectively, which have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from Inception through March 31, 2014.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012, with a total grant award of $600. The Company recorded revenue associated with the grant as the related costs and expenses were incurred. During the period from Inception through March 31, 2014, the Company recorded $600 of revenue associated with the Staph Grant award.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the Phase I C. difficile Grant award covered a two-year period which commenced in June 2011 and ended in June 2013, with the total grant award of $600. During the three months ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014, the Company recorded $0, $77 and $593 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the three months ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014, the Company recorded $98, $57 and $535 of revenue associated with the Staph Grant II award, respectively.

3. Mergers and Acquisitions

On September 9, 2013, the Company exercised its option to acquire IgDraSol whereby IgDraSol became a wholly-owned subsidiary and the Company acquired all rights to Cynviloq. Pursuant to the merger agreement, the Company issued 3,006,641 shares of common stock to IgDraSol stockholders and paid $382 in cash. Upon the later achievement of a specified regulatory milestone, the Company will issue an additional 1,306,272 shares of common stock to former IgDraSol stockholders. The Company’s lead compound is Cynviloq, a micellar paclitaxel formulation drug product. Cynviloq is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®. The Company licensed exclusive distribution rights for Cynviloq in North America, the 27 countries of the European Union, and Australia, from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

On October 9, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization and acquired privately-held Sherrington in exchange for 200,000 shares of its common stock, for an aggregate purchase price of $1,698 which was recognized as acquired in-process research and development expense. Sherrington is focused on the development of a treatment for intractable pain in end-stage disease. RTX is a novel, non-opiate, small molecule that permanently eliminates pain experienced by end-stage cancer patients when directly interacting with the nerve cells. RTX is currently being tested in an investigator-sponsored Phase I/II clinical trial under a Cooperative Research and Development Agreement. To date, 10 patients with terminal cancer pain have been treated at the NIH. The Company intends to launch additional trials to rapidly advance clinical development of the drug in patients with terminal cancer pain.

On December 19, 2013, the Company completed its Agreement and Plan of Merger and acquired privately-held Concortis. Upon closing, the Company issued an aggregate of 1,331,978 shares of its common stock to the Concortis shareholders. Certain Concortis employees and consultants received $1,000 in compensation for the year ending December 31, 2013 and are to receive annual deferred compensation payments totaling $1,000 on December 31 for each of the years ending 2014, 2015, and 2016. The net present value of the deferred compensation payments was calculated using the effective interest method, and is included in the purchase price. The total transaction is valued at $14.7 million. Concortis, now a wholly-owned subsidiary, has proprietary cytotoxic payloads as well as C-lock® and K-lock® conjugation technologies that allow for site-specific toxin conjugation to the antibody. These next generation technologies may improve the overall stability and potency of the ADCs. First-generation conjugation technologies lead to inconsistent drug-antibody ratios, which result in a heterogeneous mixture of ADCs. This variability has been a constraining factor in unlocking the full therapeutic potential for current-generation ADCs. The ADC technology complements the Company’s existing development programs, particularly its G-MAB® antibody library and related monoclonal antibodies. Concortis uses its proprietary technologies to provide various customized reagents as well as drug conjugation services to customers in the pharmaceutical industry.

The IgDraSol, Sherrington and Concortis acquisitions have been accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values which are based in part on third party appraisals as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration was allocated to the assets acquired, including tangible assets and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets was assigned to goodwill. These completed acquisitions have been accounted for as purchases and the results of operations have been included in the consolidated financial statements since their respective dates of acquisition.

The following unaudited pro forma consolidated financial information summarizes the combined results of operations for the Company as though the IgDraSol, Sherrington and Concortis acquisitions occurred as of January 1, 2013. The unaudited pro forma financial information for all periods presented also includes the business combination accounting effects resulting from these acquisitions including amortization charges from acquired intangible assets. The unaudited pro forma financial information as presented below is for informational purposes only and does not purport to be indicative of the results of operations for future periods or the results what actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

	Three Months Ended March 31,
	2014 As Reported	2013 Pro Forma
Total Revenues	$976	$599
Loss from operations	$(9,874)	$(8,043)
Net loss	$(10,093)	$(8,135)
Net loss per share—basic and diluted	$(0.44)	$(0.48)

4. Goodwill

The acquisitions of IgDraSol, Sherrington and Concortis generated goodwill of $24,041. No impairment to the carrying value of this goodwill has been identified from Inception through March 31, 2014.

5. Loan and Security Agreement

In September 2013, the Company entered into a $5,000 loan and security agreement with two banks pursuant to which: (i) the lenders provided the Company a term loan which was funded at closing, (ii) the Company repaid its then outstanding equipment loan balance of $762, and (iii) the lenders received a warrant to purchase an aggregate 31,250 shares of the Company’s common stock at an exercise price of $8.00 per share exercisable for seven years from the date of issuance. The value of the warrants, totaling $215, was recorded as debt discount and additional paid-in capital.

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12,500 from $5,000, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. The Company will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. In the event the Company raises $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months. The amended and restated loan: (i) interest rate is 7.95% per annum, and (ii) provided the Lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322, was recorded as debt discount and additional paid-in capital.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the loan agreement, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay the amortized portion of the final fee of $781.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$12,500
Fair value of all warrants	(536)
Accretion of debt discount	39

Balance at March 31, 2014	$12,003

Future minimum payments under the amended and restated loan and security agreement are as follows:

Year Ending December 31,
2014	$1,674
2015	4,697
2016	4,697
2017	4,304

Total future minimum payments	15,372
Unamortized interest	(2,872)
Debt discount	(497)

Total minimum payment	12,003
Current portion	(1,686)

Long-term debt	$10,317

6. Stockholders’ Equity

Common Stock and Related Party Transaction

Between February 2006 and March 2009 we issued 4,414,423 shares of common stock to founders in conjunction with the founding of the Company and to certain consultants for total proceeds of approximately $1.

In June 2009, the Company issued 2,360,611 shares of common stock at $0.98 per share for aggregate gross proceeds of $2,300 in a private placement transaction. Related stock issuance costs totaled $26.

In September 2009, and in connection with the Merger, the Company: (i) issued 1,785,375 shares of common stock, in a private placement transaction, at $1.12 per share for aggregate gross proceeds of $2,000, (ii) issued 442,958 shares of common stock to the former stockholders of QuikByte, and (iii) incurred costs associated with the Merger totaling $169.

In December 2010, the Company issued 1,028,686 shares of common stock, in a private placement transaction, at $3.50 per share for aggregate gross proceeds of $3.6 million. Related stock issuance costs were estimated at $160. In 2011, the Company reduced its stock issuance costs accrued in 2010 by $80.

In December 2011, the Company entered into a Stock Purchase Agreement and issued 500,000 shares of common stock, in a private placement transaction, at $4.00 per share for aggregate gross proceeds of $2,000. In May 2012, pursuant to the Stock Purchase Agreement, as amended and restated, the Company issued 1,500,000 shares of common stock, in a private placement transaction, at $4.00 per share for aggregate gross proceeds of $6,000. Two hundred and fifty thousand of the shares were purchased by an investor, Hongye SD Group, LLC, of which Dr. Henry Ji, the Company’s Chief Executive Officer and President, is a managing director.

In January 2013, the Company entered into the assignment agreement and issued 10,000 shares of common stock valued at $40.

In March 2013, the Company entered into a Stock Purchase Agreement and issued 1,426,406 shares of common stock, in a private placement transaction, at $4.50 per share for aggregate gross proceeds of $6,418.

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

In January 2014, the Company entered into a research agreement and issued 25,000 shares of common stock valued at $209.

Purchase Warrants

Concurrent with the October 30, 2013 offering, the Company agreed to issue and sell to the underwriters a warrant (“Underwriters Warrant”) for the purchase of an aggregate of 182,600 shares of common stock, for a nominal amount. The Underwriters Warrant agreement is exercisable, in whole or in part, commencing on a date which is one (1) year after the effective date of the Registration Statement and expiring on the five-year anniversary of the effective date of the Registration Statement at an initial exercise price per share of common stock of $9.0625, which is equal to 125% of the initial public offering price of $7.25 per share.

Convertible Promissory Notes

In October 2013, the Company issued an aggregate $1,850,000 principal amount of Notes that bear interest at 7% per annum. Concurrently with the closing of the public offering, such Notes and related accrued interest totaling $7 automatically converted into 256,119 shares of common stock.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of less than $1, of which the Company repurchased 44,166 unvested shares of restricted common stock for a nominal amount in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of March 31, 2014. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of March 31, 2014, 3,200 options were outstanding.

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

During the three months ended March 31, 2014 and 2013, the Company’s Board of Directors awarded 536,000 and 2,000 options to certain employees and consultants. As of March 31, 2014 and 2013, 70,066 and 499,700 shares were available for grant under the Stock Plan, respectively.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three months ended March 31,
	2014	2013
Dividend yield	—	—
Volatility	78%	109%
Risk-free interest rate	1.94%	1.07%
Expected life of options	6.1 years	6.1 years

The weighted average grant date fair value per share of employee stock options granted during the three months ended March 31, 2014 and 2013 was $11.70 and $5.00, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $1,844, $143 and $3,808 for the three months ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014, respectively.

As of March 31, 2014, unrecognized compensation cost related to the options was $6,321 which will be recognized over 3.4 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $59, $104 and $1,351 for the three months ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014, respectively.

7. Income Taxes

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

Through March 31, 2014, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2014. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

Loan and Security Agreement. In March 2014, we entered into an amended and restated loan and security agreement, increasing the September 2013 facility from $5,000 to $12,500, with two banks. The amended and restated loan was funded in March 2014, is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge, and bears interest at 7.95% per annum. We will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. In the event we raise $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months. The amended and restated loan provided the Lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322, was recorded as debt discount and additional paid-in capital.

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

During the quarter ended March 31, 2014, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2013 contained in our 2013 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our statements of operations.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues. Revenues were $976 for the three months ended March 31, 2014, as compared to $134 for the three months ended March 31, 2013. The net increase of $842 is primarily due to sales and service revenues of $878 generated from the sale of customized reagents and providing professional services from the Concortis operations that was acquired in December 2013. Activities under the two active grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, for the three months ended March 31, 2014 were lower than in the corresponding period of 2013 due primarily to only one active grant in the quarter ending March 31, 2014 as compared to two active grants in quarter ending March 31, 2013.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Phase 1 Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012, with a total grant award of $600. We recorded revenue associated with the grant as the related costs and expenses were incurred. During the period from Inception through March 31, 2014, we recorded $600 of revenue associated with the Staph Grant award.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011 and ended in June 2013, with a total grant award of $600. The C. difficile Grant award revenues for the three months ended March 31, 2014 and 2013 and for the period from Inception through March 31, 2014 were $0, $77 and $593, respectively.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the three months ended March 31, 2014 and 2013, and for the period from Inception through March 31, 2014, were $98, $57 and $535, respectively.

We had no other revenue during the three months ended March 31, 2014 and 2013 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended March 31, 2014 were $563 and relate to the sale of customized reagents and providing professional services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2014 and 2013 were $6,107 and $1,398, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, costs to initiate and/or conduct our bioequivalence, or BE, registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $4,709 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial (a single bioequivalence study) and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of the Company’s programs.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2014 and 2013 were $209 and $0, respectively. Acquired in-process research and development expenses include the costs associated with a research agreement.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 and 2013 were $3,385 and $1,250, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $2,135 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, (ii) assume all of the ongoing operating costs associated with the mergers of IgDraSol, Sherrington and Concortis, and integrate their operations.

Intangible Amortization. Intangible amortization for the three months ended March 31, 2014 and 2013 was $586 and $0, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis.

Interest Expense. Interest expense for the three months ended March 31, 2014 and 2013 was $223 and $10, respectively. The increase in interest expense resulted from borrowings under the loan and security agreement entered into in September 2013.

Interest Income. Interest income for the three months ended March 31, 2014 and 2013 was $4 and $2, respectively. The increase in interest income resulted from higher average cash balances in 2014 as compared to the same period in 2013. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the three months ended March 31, 2014 and 2013 was $10,093 and $2,522, respectively. The increase in net loss is mainly attributable to the expanded research and development, in-process research and development, intangible amortization and general and administrative activities.

Liquidity and Capital Resources

As of March 31, 2014, we had $29,949 in cash and cash equivalents primarily attributable to: (i) the closing of our underwritten public offering in October 2013, (ii) the issuance of $1,850 of convertible promissory notes, which automatically converted into 256,119 shares of our common stock upon the closing of the underwritten public offering, and (iii) net borrowings under our $12,500 amended and restated loan and security agreement which was fully funded as of March 31, 2014.

Cash Flows from Operating Activities. Net cash used for operating activities was $9,124 for 2014 and is primarily attributable to our net loss of $10,093 and our net reduction in working capital balances of $2,015, which were partially offset by $2,984 in non-cash activities relating to stock-based compensation, acquired in-process research and development, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $2,482 for 2013 and primarily reflects a net loss of $2,522, which was partially offset by $356 in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $94 for 2014 as compared to $207 for 2013. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2014 and 2013 was $7,500 and $7,237, respectively, which were primarily derived from cash provided by increases in net borrowings under our amended and restated loan and security agreement in the quarter ended March 31, 2014 and from proceeds received from equity and equipment debt financings in the quarter ended March 31, 2013.

Future Liquidity Needs. From inception through March 31, 2014, we have principally financed our operations through an underwritten public offering and private equity financings with aggregate net proceeds of $53,153, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

In March 2014, we entered into an amended and restated loan and security agreement, increasing the September 2013 facility from $5,000 to $12,500, with two banks. The amended and restated loan was funded in March 2014, and bears interest at 7.95% per annum. We will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. In the event we raise $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months.

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

Off-Balance Sheet Arrangements

Since our inception through March 31, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2013, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

SORRENTO THERAPEUTICS, INC.

Date: May 14, 2014	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Richard G.Vincent
Richard G. Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Henry Ji, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard G.Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Principal Executive Officer, and Richard G. Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document