Form 10-Q
period 2014-06-30
Sorrento Therapeutics, Inc.
filed 2014-08-06
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 1, 2014 was 28,532,850.

Sorrento Therapeutics, Inc.

(a Development Stage Company)

Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	1

	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and January 25, 2006 (Inception) through June 30, 2014	2

	Unaudited Consolidated Statements of Statements of Stockholders’ Equity from January 25, 2006 (Inception) through June 30, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and January 25, 2006 (Inception) through June 30, 2014	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

Signatures		22

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,155	$31,667
Grants and accounts receivable, net	576	394
Prepaid expenses and other	705	571

Total current assets	51,436	32,632
Property and equipment, net	2,349	2,440
Intangibles, net	32,149	33,321
Goodwill	24,041	24,041
Other	345	148

Total assets	$110,320	$92,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,267	$2,154
Accrued payroll and related	1,608	1,663
Current portion of deferred compensation	951	904
Accrued expenses	476	385
Current portion of debt	2,608	374

Total current liabilities	6,910	5,480

Long-term debt	9,442	4,431
Deferred compensation	1,591	1,497
Deferred tax liabilities	14,248	14,248
Deferred rent and other	105	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 28,532,850 and 23,028,100 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	129,429	99,668
Deficit accumulated during the development stage	(51,408)	(32,861)

Total stockholders’ equity	78,024	66,809

Total liabilities and stockholders’ equity	$110,320	$92,582

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 25, 2006 (Inception) through June 30, 2014
	2014	2013	2014	2013
Revenues:
Grant	$84	$142	$182	$276	$2,206
Sales and services	691	—	1,569	—	1,577
Collaboration and reimbursable research and development costs	—	—	—	—	223

Total revenues	775	142	1,751	276	4,006
Operating costs and expenses:
Cost of sales and services revenues	510	—	1,073	—	1,077
Research and development	5,309	2,141	11,416	3,540	28,636
Acquired in-process research and development	—	1,210	209	1,210	6,195
General and administrative	2,361	1,508	5,746	2,757	16,634
Intangible amortization	586	—	1,172	—	1,976

Total operating costs and expenses	8,766	4,859	19,616	7,507	54,518

Loss from operations	(7,991)	(4,717)	(17,865)	(7,231)	(50,512)
Interest expense	(468)	(22)	(691)	(32)	(944)
Interest income	5	2	9	4	48

Net loss	$(8,454)	$(4,737)	$(18,547)	$(7,259)	$(51,408)

Net loss per share – basic and diluted	$(0.33)	$(0.35)	$(0.77)	$(0.56)

Weighted average number of shares during the period – basic and diluted	25,341	13,443	24,202	12,881

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except for share amounts)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, January 25, 2006 (Inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	4,077,493	1	—	—	1
Net loss	—	—	—	(76)	(76)

Balance, December 31, 2006	4,077,493	1	—	(76)	(75)
Net loss	—	—	—	(16)	(16)

Balance, December 31, 2007	4,077,493	1	—	(92)	(91)
Net loss	—	—	—	(26)	(26)

Balance, December 31, 2008	4,077,493	1	—	(118)	(117)
Issuance of restricted common stock to consultants	336,930	—	—	—	—
Issuance of common stock for cash at $0.98 per share, net of issuance costs of $26	2,360,611	—	2,274	—	2,274
Issuance of common stock for cash at $1.12 per share	1,785,375	—	2,000	—	2,000
Issuance of common stock in connection with the Merger	442,958	—	100	—	100
Costs associated with the Merger	—	—	(169)	—	(169)
Stock-based compensation	—	—	55	—	55
Net loss	—	—	—	(942)	(942)

Balance, December 31, 2009	9,003,367	1	4,260	(1,060)	3,201
Collection of note receivable	—	—	—	—	—
Issuance of common stock for cash at $3.50 per share, net of issuance costs of $160	1,028,686	—	3,440	—	3,440
Stock-based compensation	—	—	251	—	251
Net loss	—	—	—	(1,808)	(1,808)

Balance, December 31, 2010	10,032,053	1	7,951	(2,868)	5,084
Repurchase of common stock	(44,166)	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	6,000	—	13	—	13
Issuance of common stock for cash at $4.00 per share, net of issuance costs of $29	500,000	—	1,971	—	1,971
Reduction of stock issuance costs accrued in December 2010	—	—	80	—	80
Stock-based compensation	—	—	298	—	298
Net loss	—	—	—	(3,237)	(3,237)

Balance, December 31, 2011	10,493,887	1	10,313	(6,105)	4,209
Issuance of common stock in connection with the exercise of stock options	10,800	—	36	—	36
Issuance of common stock for cash at $4.00 per share, net of issuance costs of $66	1,500,000	—	5,934	—	5,934
Stock-based compensation	—	—	863	—	863
Net loss	—	—	—	(4,845)	(4,845)

Balance, December 31, 2012	12,004,687	1	17,146	(10,950)	6,197
Issuance of common stock in connection with the exercise of stock options	7,300	—	17	—	17
Issuance of common stock for cash at $4.50 per share, net of issuance costs of $64	1,426,406	—	6,354	—	6,354
Issuance of common stock with assignment agreement	10,000	—	40	—	40
Issuance of common stock in connection with IgDraSol merger at $9.25 per share	3,006,641	—	27,811	—	27,811
Issuance of common stock in connection with Sherrington acquisition at $8.48 per share	200,000	—	1,698	—	1,698
Issuance of common stock warrants in connection with loan and security agreement	—	—	215	—	215
Issuance of common stock in connection with Concortis merger at $8.48 per share	1,331,978	—	11,295	—	11,295
Issuance of common stock for convertible note holders at $7.25 per share	256,119	—	1,857	—	1,857
Issuance of common stock for cash at $7.25 per share, net of issuance costs of $3,254	4,772,500	1	31,346	—	31,347
Issuance of common stock in lieu of cash legal fees	12,469	—	100	—	100
Stock-based compensation	—	—	1,789	—	1,789
Net loss	—	—	—	(21,911)	(21,911)

Balance, December 31, 2013	23,028,100	2	99,668	(32,861)	66,809
Issuance of common stock for research agreement	25,000	—	209	—	209
Issuance of common stock warrants in connection with amended loan and security agreement	—	—	322	—	322
Stock-based compensation	—	—	2,533	—	2,533
Issuance of common stock for cash at $5.25 per share, net of issuance costs of $2,071	5,479,750	1	26,697	—	26,698
Net loss	—	—	—	(18,547)	(18,547)

Balance, June 30, 2014	28,532,850	$3	$129,429	$(51,408)	$78,024

See accompanying notes

SORRENTO THERAPEUTICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,		Period from January 25, 2006 (Inception) through
	2014	2013	June 30, 2014
Operating activities
Net loss	$(18,547)	$(7,259)	$(51,408)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,567	329	3,331
Stock-based compensation	2,533	430	5,789
Acquired in-process research and development	209	—	2,113
Non-cash interest expense	208	16	213
Provision for doubtful accounts	9	—	9
Changes in operating assets and liabilities:
Grants and accounts receivable	(191)	(13)	(154)
Prepaid expenses and other	(369)	(396)	(920)
Accounts payable	(955)	296	100
Accrued expenses and other liabilities	24	300	133

Net cash used for operating activities	(15,512)	(6,297)	(40,794)

Investing activities
Purchases of property and equipment	(198)	(178)	(2,340)
Purchase of intangible assets	—	(50)	(511)
Cash acquired in connection with Mergers	—	—	533

Net cash used for investing activities	(198)	(228)	(2,318)

Financing activities
Proceeds from issuance of common stock, net of issuance costs and repurchases	26,698	6,354	79,851
Proceeds from exercise of stock options	—	7	66
Net payment of deferred compensation	—	—	(1,000)
Borrowings under long-term debt	7,500	827	14,350

Net cash provided by financing activities	34,198	7,188	93,267

Net change in cash and cash equivalents	18,488	663	50,155
Cash and cash equivalents at beginning of period	31,667	5,091	—

Cash and cash equivalents at end of period	$50,155	$5,754	$50,155

Supplemental disclosure:
Cash paid during the period for:
Income taxes	$6	$1	$12
Interest	$387	$9	$511

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(In thousands, except for share amounts)

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company’s pipeline consists of its lead oncology product candidate Cynviloq™, a micellar paclitaxel formulation, resiniferatoxin (or RTX), a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® library platform and antibody drug conjugates, or ADCs, and recombinant intravenous immunoglobulin, or rIVIG. In addition, the Company generates revenues from sales and services from the sale of customized reagents and providing professional services.

As of June 30, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; IgDraSol, Inc., or IgDraSol; Sherrington Pharmaceuticals, Inc., or Sherrington; Concortis Biosystems, Corp., or Concortis; Ark Animal Health, Inc., or Ark; and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sherrington and Sorrento Hong Kong had no operating activity through June 2014. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) conducts its bioequivalence, or BE, registration trial relates to Cynviloq and prepares for its New Drug Application filing anticipated in 2015, (ii) advances RTX into clinical trials and potentially pursues other human indications, (iii) funds Ark activities in anticipation of Ark securing stand-alone financing, (iv) continues to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (v) continues development of, and seeks regulatory approvals for, its product candidates, and begin to commercialize any approved products, and (vi) expands corporate infrastructure, including the costs associated with being a NASDAQ listed public company.

In May 2014, the Company closed an underwritten public offering of 4,765,000 shares of common stock, at $5.25 per share, and in June 2014, closed the full exercise of the over-allotment option granted to the representative of the underwriters to purchase an additional 714,750 shares of its common stock, with total gross proceeds of $28.8 million, before underwriting discounts and commissions and other offering expenses payable by the Company.

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12,500 from $5,000, with the same two banks, which was funded at closing. The interest rate on the amended and restated loan is 7.95% per annum. The Company will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the Term Loan maturity date of September 30, 2017. In the event the Company raises $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months. See Note 5. Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering (see Note 6), the Company has the ability to offer up to $36.6 million of additional securities. Pursuant to the Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2014 and December 31, 2013, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at June 30, 2014 and December 31, 2013 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at June 30, 2014 and December 31, 2013 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $9 and $0, respectively.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for the three months ended June 30, 2014 and 2013 and for the period from inception (January 25, 2006) (“Inception”) through June 30, 2014 was $1, $1 and $6, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $2 and $2, respectively, all such costs have been included in intangibles amortization.

License rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years from the date of acquisition of the rights in September 2013. Amortization expense for the three and six months ended June 30, 2014 and for the period from Inception through June 30, 2014 was $475, $950 and $1,536, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for the three and six months ended June 30, 2014 and for the period from Inception through June 30, 2014 was $44, $88 and $94, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for the three and six months ended June 30, 2014 and for the period from Inception through June 30, 2014 was $66, $132 and $141, respectively, which has been included in intangibles amortization.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2014.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event is identified that could indicate a potential impairment. We test our goodwill annually, or quarterly when events or changes in circumstances warrant, for impairment in the fourth quarter of each year. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the market value of the Company. No impairment to the carrying value of this goodwill has been identified from Inception through June 30, 2014.

Revenue Recognition

The Company’s inception to date grant revenues are generated primarily from three NIH and two U.S. Department of Treasury (or U.S. Treasury) grant awards and a feasibility study agreement, or the Collaboration Agreement entered into with a third party in July 2010, and from revenues generated from sales and services from the sale of customized reagents and providing professional services. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

Revenues from sales and services are generated from the sale of customized reagents and providing professional services. Reagents are used for preparing ADCs, these reagents include industrial standard cytotoxins, linkers, and linker-toxins. The professional services include providing synthetic expertise to customer’s synthesis by delivering them proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxin and antibodies provided by customers. Revenue is recognized when, (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually. As of June 30, 2014, the Company maintained a full valuation allowance against its deferred tax assets.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and six months ended June 30, 2014 and 2013 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 1,854,626 and 455,000 at June 30, 2014 and 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three and six months ended June 30, 2014 and 2013, the comprehensive loss was equal to the net loss.

New Accounting Standards

In May 2014, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). The guidance of this Update effects any entities that either issues contracts with customers or transfer goods or services or enters into contracts for the transfer of non-financial assets. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve those core principals, the ASU specifies steps that the entity should apply for revenue recognition. The guidance also specifies the accounting for some costs to obtain or fulfill the contract with customer and disclosure requirements to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09 is effective for annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company will adopt Topic 915 effective with the filing of its Form 10-Q as of and for the three and nine months ended September 30, 2014.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation – Stock Compensation” (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company will adopt ASU No. 2014-12 on January 1, 2016. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

2. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

        In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended June 30, 2014 and 2013 and for the period from inception (January 25, 2006)(“Inception”) through June 30, 2014, the Company recorded $49, $4 and $249 in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded $56 and $7 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the period from Inception through June 30, 2014.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Phase I Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012, with a total grant award of $600. The Company recorded revenue associated with the grant as the related costs and expenses were incurred. During the period from Inception through June 30, 2014, the Company recorded $600 of revenue associated with the Staph Grant award.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the Phase I C. difficile Grant award covered a two-year period which commenced in June 2011 and ended in June 2013, with the total grant award of $600. During the three months ended June 30, 2014 and 2013 and for the period from Inception through June 30, 2014, the Company recorded $0, $67 and $593 of revenue associated with the C. difficile Grant award, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded $0 and $144 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the three months ended June 30, 2014 and 2013 and for the period from Inception through June 30, 2014, the Company recorded $52, $75 and $587 of revenue associated with the Staph Grant II award, respectively. During the six months ended June 30, 2014 and 2013 the Company recorded $150 and $132 of revenue associated with the Staph Grant II award, respectively.

In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer Research (STTR) grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three and six months ended June 30, 2014 and for the period from Inception through June 30, 2014, the Company recorded $32 of revenue associated with the Staph Grant III award.

In June 2014, the Company was awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commences in July 2014, with total funds available of approximately $300 per year for up to 2 years.

In July 2014, the Company was awarded a Phase I Small Business Technology Transfer Research (STTR) grant from the National Cancer Institute (NCI), a division of the National Institute of Health (NIH), entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commences in August 2014, with total funds available of approximately $225.

3. Mergers and Acquisitions

On September 9, 2013, the Company exercised its option to acquire IgDraSol whereby IgDraSol became a wholly-owned subsidiary and the Company acquired all rights to Cynviloq. Pursuant to the merger agreement, the Company issued 3,006,641 shares of common stock to IgDraSol stockholders and paid $382 in cash. [Upon the later achievement of a specified regulatory milestone, the Company will issue an additional 1,306,272 shares of common stock to former IgDraSol stockholders. The Company’s lead compound is Cynviloq, a micellar paclitaxel formulation drug product. Cynviloq is currently approved and marketed in several countries, including South Korea for MBC and NSCLC under the trade name Genexol-PM®. The Company licensed exclusive distribution rights for Cynviloq in North America, the 27 countries of the European Union, and Australia, from Samyang Biopharmaceuticals Corporation, a South Korean corporation.

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

On December 19, 2013, the Company completed its Agreement and Plan of Merger and acquired privately-held Concortis. Upon closing, the Company issued an aggregate of 1,331,978 shares of its common stock to the Concortis shareholders. Certain Concortis employees and consultants received $1,000 in compensation for the year ending December 31, 2013, and are to receive annual deferred compensation payments totaling $1,000 on December 31 for each of the years ending 2014, 2015, and 2016. The net present value of the deferred compensation payments was calculated using the effective interest method, and is included in the purchase price. The total transaction is valued at $14.7 million. Concortis, now a wholly-owned subsidiary, has proprietary cytotoxic payloads as well as C-lock® and K-lock® conjugation technologies that allow for site-specific toxin conjugation to the antibody. These next generation technologies may improve the overall stability and potency of the ADCs. First-generation conjugation technologies lead to inconsistent drug-antibody ratios, which result in a heterogeneous mixture of ADCs. This variability has been a constraining factor in unlocking the full therapeutic potential for current-generation ADCs. The ADC technology complements the Company’s existing development programs, particularly its G-MAB® antibody library and related monoclonal antibodies. Concortis uses its proprietary technologies to provide various customized reagents as well as drug conjugation services to customers in the pharmaceutical industry.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 As Reported	2013 Pro Forma	2014 As Reported	2013 Pro Forma
Total Revenues	$775	$961	$1,751	$1,561
Loss from operations	$(7,991)	$(4,938)	$(17,865)	$(12,981)
Net loss	$(8,454)	$(5,044)	$(18,547)	$(13,179)
Net loss per share—basic and diluted	$(0.33)	$(0.28)	$(0.77)	$(0.76)

4. Goodwill

In connection with the acquisitions of IgDraSol, Sherrington and Concortis, the Company generated goodwill of $24,041.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$12,500
Fair value of all warrants	(536)
Accretion of debt discount	86

Balance at June 30, 2014	$12,050

Future minimum payments under the amended and restated loan and security agreement are as follows:

Year Ending December 31,
2014	$1,347
2015	4,697
2016	4,697
2017	4,304

Total future minimum payments	15,045
Unamortized interest	(2,546)
Debt discount	(449)

Total minimum payment	12,050
Current portion	(2,608)

Long-term debt	$9,442

6. Stockholders’ Equity

Common Stock

Between February 2006 and March 2009 the Company issued 4,414,423 shares of common stock to founders in conjunction with the founding of the Company and to certain consultants for total proceeds of approximately $1.

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

On October 30, 2013, the Company closed an underwritten public offering of 4,150,000 shares of common stock, at $7.25 per share, and closed the full exercise of the over-allotment option granted to the representative of the underwriters to purchase an additional 622,500 shares of its common stock, with total gross proceeds of $34.6 million, before underwriting discounts and commissions and other offering expenses of $3,254 payable by the Company. The common stock began trading on The NASDAQ Capital Market on October 25, 2013 under the symbol “SRNE”.

In January 2014, the Company entered into a research agreement and issued 25,000 shares of common stock valued at $209.

In May 2014, the Company closed an underwritten public offering of 4,765,000 shares of common stock, at $5.25 per share, and in June 2014, closed the full exercise of the over-allotment option granted to the representative of the underwriters to purchase an additional 714,750 shares of its common stock, with total gross proceeds of $28.8 million, before underwriting discounts and commissions and other offering expenses of $2,071 payable by the Company.

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

Convertible Promissory Notes

In October 2013, the Company issued an aggregate $1,850 principal amount of Notes that bear interest at 7% per annum. Concurrently with the closing of the public offering, such Notes and related accrued interest totaling $7 automatically converted into 256,119 shares of common stock.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of less than $1, of which the Company repurchased 44,166 unvested shares of restricted common stock for a nominal amount in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of June 30, 2014. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of June 30, 2014, 3,200 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2014, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 3,760,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on each anniversary of the original vesting date over four years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the six months ended June 30, 2014 and 2013, the Company’s Board of Directors awarded 768,000 and 42,800 options to certain employees and consultants, respectively. As of June 30, 2014 and 2013, 2,142,566 and 899,000 shares were available for grant under the Stock Plan, respectively. See Note 8.

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

The weighted average grant date fair value per share of employee stock options granted during the six months ended June 30, 2014 and 2013 was $10.82 and $4.25, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $286, $153 and $4,094 for the three months ended June 30, 2014 and 2013 and for the period from Inception through June 30, 2014, respectively. The total employee stock-based compensation recorded as operating expenses was $2,130 and $297 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, unrecognized compensation cost related to the options was $5,347 which will be recognized over 3.2 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $344, $29 and $1,695 for the three months ended June 30, 2014 and 2013 and for the period from Inception through June 30, 2014, respectively. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $403 and $133 for the six months ended June 30, 2014 and 2013, respectively.

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

8. Related Party Agreements and Other – Ark

License and Development Agreement

On June 18, 2014, the Company and Ark entered into a License and Development Agreement (LDA) whereby the Company granted Ark a license to develop and commercialize RTX for animal use only, in exchange for the issuance to the Company of 10,000,000 shares of Ark common stock valued at $13,100, representing 100% of the outstanding shares of Ark common stock. Such intercompany transactions have been eliminated in consolidation.

Transition Services Agreement

        On June 18, 2014, the Company entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, the Company has provided and/or has made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, the Company, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to the Company for the services provided, and those fees will generally be in amounts intended to allow the Company to recover all of its direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of the Company and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by Company personnel performing services for Ark under the TSA. In addition, Ark will reimburse the Company for direct out-of-pocket costs incurred by the Company for third party services provided to Ark. Through June 30, 2014, the Company has recorded $507 of costs associated with activities contemplated under the TSA.

In order for the Company to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement

On June 18, 2014, the Company and Ark entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the Company agreed to lend Ark, as amended in August 2014, up to $1,000 for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5,000, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, the Company has a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through June 30, 2014, the Company paid for certain general, administrative and research and development expenses totaling $507. The intercompany balances associated with these transactions have been eliminated in consolidation.

2014 Stock Option Plan

In May 2014, Ark adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain employees and consultants under such plan. Stock options granted under such plan typically vest after four years of continuous service from the grant date and will have a contractual term of ten years. No further shares may be granted under this plan and, as of June 30, 2014, 600,000 options were outstanding.

The total employee and consultant stock-based compensation recorded as operating expenses for the three months ended June 30, 2014 and for the period from Ark’s inception (February 27, 2014) through June 30, 2014 was $289. Total unrecognized stock-based compensation expense related to unvested stock option grants as of June 30, 2014 was $41, and the weighted-average period over which these grants are expected to vest is one year.

The weighted-average assumptions used in the Black-Scholes option pricing model used to determine the fair value of stock option grants were as follows: expected dividend yield – 0%, risk-free interest rate – 1.94% to 2.60%, expected volatility – 75% to 78%, and expected term of 6.08 to 10 years.

2014 Equity Incentive Plan

In May 2014, Ark adopted the 2014 Equity Incentive Plan. Under this plan Ark may grant equity awards which include stock options, restricted stock units and stock appreciation rights. Ark has reserved for future issuance 1,000,000 shares of common stock issuable pursuant to this plan. The plan’s share reserve, as defined, will automatically increase each year commencing on January 1, 2015, in an amount equal to 3.0% of the total number of shares outstanding on the last day of the preceding calendar year. No equity awards have been issued under the plan as of June 30, 2014.

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

Our pipeline also includes preclinical fully human therapeutic antibodies, including our fully human anti-PD-L1 and anti-PD-1 monoclonal antibodies, or Abs, derived from our proprietary G-MAB® library platform, antibody drug conjugates, or ADCs, and recombinant intravenous immunoglobulin, or rIVIG. Our objective is to develop two classes of antibody drug products, therapeutic antibodies and ADCs: (i) First in Class, and/or (ii) Best in Class, which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs.

Through June 30, 2014, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2014. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

Underwritten Public Offering. In May 2014, we closed an underwritten public offering of 4,765,000 shares of common stock, at $5.25 per share, and in June 2014, closed the full exercise of the over-allotment option granted to the representative of the underwriters to purchase an additional 714,750 shares of our common stock, with total gross proceeds of $28.8 million, before underwriting discounts and commissions and other offering expenses payable by us.

Related Party Agreements with Wholly-Owned Subsidiary Ark Animal Health, Inc.

License and Development Agreement. On June 18, 2014, we entered into a License and Development Agreement (LDA) with our wholly-owned subsidiary Ark Animal Health, Inc. (Ark) whereby we granted Ark a license to develop and commercialize RTX for animal use only, in exchange for the issuance to us 10,000,000 shares of Ark common stock valued at $13,100, representing 100% of the outstanding shares of Ark common stock. Such intercompany transactions have been eliminated in consolidation.

Transition Services Agreement. On June 18, 2014, we entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, we have provided and/or have made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on our behalf, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of our direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of ours and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by our personnel performing services for Ark under the TSA. In addition, Ark will reimburse us for direct out-of-pocket costs incurred by us for third party services provided to Ark. As of June 30, 2014, we have recorded $507 of costs associated with activities contemplated under the TSA. Such intercompany transactions have been eliminated in consolidation. In order for us to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement. On June 18, 2014, we entered into a Loan and Security Agreement (Loan Agreement) with Ark pursuant to which we agreed to lend Ark, as amended in August 2014, up to $1,000 for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5,000, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, we have a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through June 30, 2014, we paid for certain general, administrative and research and development expenses totaling $507. The intercompany balances associated with these transactions have been eliminated in consolidation.

Bank Loan and Security Agreement. In March 2014, we entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12,500 from $5,000, with the same two banks. The amended and restated loan was funded in March 2014, is secured by a lien covering substantially all of our assets, excluding intellectual property, which is subject to a negative pledge, and bears interest at 7.95% per annum. We will make interest only payments on the outstanding amount of the loan on a monthly basis until October 1, 2014, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. In the event we raise $30 million of net equity or proceeds from a collaboration, if any, the interest only period will be extended by six months. The amended and restated loan provided the Lenders additional warrants to purchase an aggregate of 34,642 shares of our common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322, was recorded as debt discount and additional paid-in capital.

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

On July 29, 2013, we received official meeting minutes from an End-of-Phase II meeting held on July 23, 2013 for Cynviloq (or IG-001) with the U.S. Food and Drug Administration, or FDA. Cynviloq is initially under development for the treatment of MBC and NSCLC, in the U.S. The FDA Division of Oncology Products 1 agreed that the data available from: (i) the postmarketing surveillance studies conducted in ex-U.S. territories for MBC and NSCLC, (ii) Phase I-III studies for MBC, and (iii) Phase I-II studies in NSCLC, Ovarian, Bladder, and Pancreatic cancers are sufficient to support pursuing the 505(b)(2) Bioequivalence (BE) regulatory submission pathway approach using Abraxane® and Taxol® as the Reference Listed Drugs in a single bioequivalence study. Abraxane is an albumin-bound paclitaxel (nab-paclitaxel) product approved for MBC, NSCLC and pancreatic cancer indications. Taxol is a cremophor-based paclitaxel product approved for these indications as well as other cancer indications. We filed our BE protocol in 2013 and commenced the BE study in March 2014.

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

Agreement with Esai / Morphotek. On June 25, 2014, we entered into a collaboration agreement to generate novel antibody drug conjugates (ADCs) based on a Morphotek antibody linked to chemotherapeutic agents using proprietary ADC Technology. Under the terms of the agreement, we will receive research fees, an up-front payment, milestone payments and royalties on future net sales. Additionally, we have the potential to receive up to $50 million upon successful attainment of key milestones.

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

During the quarter ended June 30, 2014, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2013 contained in our 2013 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our statements of operations.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues. Revenues were $775 for the three months ended June 30, 2014, as compared to $142 for the three months ended June 30, 2013. The net increase of $633 is primarily due to sales and service revenues of $691 generated from the sale of customized reagents and providing professional services from the Concortis operation that was acquired in December 2013. Activities under the two active grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, for the three months ended June 30, 2014 were lower than in the corresponding period of 2013 due primarily to only one active grant in the quarter ending June 30, 2014 as compared to two active grants in quarter ending June 30, 2013.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011 and ended in June 2013, with a total grant award of $600. The C. difficile Grant award revenues for the three months ended June 30, 2014 and 2013 and for the period from Inception through June 30, 2014 were $0, $67 and $593, respectively.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the three months ended June 30, 2014 and 2013, and for the period from Inception through June 30, 2014, were $52, $75 and $587, respectively.

In June 2014, the NIAID awarded us a Phase II Small Business Technology Transfer Research (STTR) grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three and six months ended June 30, 2014 and for the period from Inception through June 30, 2014, we recorded $32 of revenue associated with the Staph Grant III award.

We had no other revenue during the three months ended June 30, 2014 and 2013 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended June 30, 2014 were $510 and relate to the sale of customized reagents and providing professional services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 and 2013 were $5,309 and $2,141, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $3,168 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended June 30, 2014 and 2013 were $0 and $1,210, respectively. Acquired in-process research and development expenses for the three months ended June 30, 2013 include the costs of acquiring the Tocosol® and related technologies.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 and 2013 were $2,361 and $1,508, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $853 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts and compliance with our public reporting obligations, and (ii) assume all of the ongoing operating costs associated with the mergers of IgDraSol, Sherrington and Concortis, and integrate their operations.

Intangible Amortization. Intangible amortization for the three months ended June 30, 2014 and 2013 was $586 and $0, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis, all acquired in the latter part of 2013.

Interest Expense. Interest expense for the three months ended June 30, 2014 and 2013 was $468 and $22, respectively. The increase in interest expense resulted primarily from borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended June 30, 2014 and 2013 was $5 and $2, respectively. The increase in interest income resulted from higher average cash balances in 2014 as compared to the same period in 2013. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the three months ended June 30, 2014 and 2013 was $8,454 and $4,737, respectively. The increase in net loss is mainly attributable to the expanded research and development, intangible amortization and general and administrative activities.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues. Revenues were $1,751 for the six months ended June 30, 2014, as compared to $276 for the six months ended June 30, 2013. The net increase of $1,475 is primarily due to sales and service revenues of $1,569 generated from the sale of customized reagents and providing professional services from the Concortis operations that was acquired in December 2013. Activities under the two active grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, for the six months ended June 30, 2014 were lower than in the corresponding period of 2013 due primarily to only one active grant in the six months ending June 30, 2014 as compared to two active grants in same period of 2013.

Cost of revenues. Cost of revenues for the six months ended June 30, 2014 were $1,073 and relate to the sale of customized reagents and providing professional services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 and 2013 were $11,416 and $3,540, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $7,876 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2014 and 2013 were $209 and $1,210, respectively. Acquired in-process research and development expenses for the six months ended June 30, 2014 include the costs associated with a research agreement. Acquired in-process research and development expenses for the six months ended June 30, 2013 include the costs of acquiring the Tocosol® and related technologies.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 and 2013 were $5,746 and $2,757, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $2,989 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, and (ii) assume all of the ongoing operating costs associated with the mergers of IgDraSol, Sherrington and Concortis, and integrate their operations.

Intangible Amortization. Intangible amortization for the six months ended June 30, 2014 and 2013 was $1,172 and $0, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis, all acquired in the latter part of 2013.

Interest Expense. Interest expense for the six months ended June 30, 2014 and 2013 was $691 and $32, respectively. The increase in interest expense resulted primarily from borrowings under the amended loan and security agreement amended in March 2014.

Interest Income. Interest income for the six months ended June 30, 2014 and 2013 was $9 and $4, respectively. The increase in interest income resulted from higher average cash balances in 2014 as compared to the same period in 2013. We expect that continued low interest rates will significantly limit our interest income in the near term

Net Loss. Net loss for the six months ended June 30, 2014 and 2013 was $18,547 and $7,259, respectively. The increase in net loss is mainly attributable to the expanded research and development, intangible amortization and general and administrative activities.

Liquidity and Capital Resources

As of June 30, 2014, we had $50,155 in cash and cash equivalents primarily attributable to: (i) the closing of our underwritten public offering in October 2013 and May 2014 for aggregate net proceeds of $58,045, (ii) the issuance of $1,850 of convertible promissory notes, which automatically converted into 256,119 shares of our common stock upon the closing of the October 2013 underwritten public offering, and (iii) net borrowings under our $12,500 amended and restated loan and security agreement.

Cash Flows from Operating Activities. Net cash used for operating activities was $15,512 for 2014 and is primarily attributable to our net loss of $18,547 and our net reduction in working capital balances of $1,491, which were offset by $4,526 in non-cash activities relating to stock-based compensation, acquired in-process research and development, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $6,297 for 2013 and primarily reflects a net loss of $7,259, which was partially offset by $775 in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $198 for 2014 as compared to $228 for 2013. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2014 and 2013 was $34,198 and $7,188, respectively, which were primarily derived from the closing of our underwritten public offerings, cash provided by increases in net borrowings under our amended and restated loan and security agreement.

Future Liquidity Needs. From inception through June 30, 2014, we have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of $79,851, as we have not generated any product related revenue from operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human indications, (iii) fund Ark activities in anticipation of Ark securing stand-alone financing, (iv) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (v) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, and (vi) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company. We believe we have the ability to meet all obligations due over the course of the next twelve months.

We plan to continue to fund our losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides us with the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering, we now have the ability to offer up to $36.6 million of additional securities. Pursuant to the Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Nature of Operations, Summary of Significant Accounting Polices and Business Activities,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors since the filing of our Prospectus Supplement dated May 15, 2014.

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

SORRENTO THERAPEUTICS, INC.

Date: August 6, 2014	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Richard G. Vincent
Richard G. Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.15	Seventh Amendment to Office Lease, dated June 12, 2014, between Sorrento Therapeutics, Inc. and Suntree Garden, LLC.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard G. Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard G. Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document