Form 10-Q
period 2014-09-30
Sorrento Therapeutics, Inc.
filed 2014-11-04
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 29, 2014 was 28,932,850.

Sorrento Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$44,269	$31,667
Grants and accounts receivables, net	986	394
Prepaid expenses and other, net	586	571
Total current assets	45,841	32,632
Property and equipment, net	2,360	2,440
Intangibles, net	31,563	33,321
Goodwill	24,041	24,041
Other, net	324	148
Total assets	$104,129	$92,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,489	$2,154
Accrued payroll and related	1,157	1,663
Current portion of deferred compensation	975	904
Accrued expenses	1,428	385
Current portion of debt	3,655	374
Total current liabilities	8,704	5,480
Long-term debt	8,446	4,431
Deferred compensation	1,639	1,497
Deferred tax liabilities	14,248	14,248
Deferred rent and other	102	117
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 28,532,850 and 23,028,100 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	130,000	99,668
Accumulated deficit	(59,013)	(32,861)
Total stockholders' equity	70,990	66,809
Total liabilities and stockholders' equity	$104,129	$92,582

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Grant	$147	$83	$329	$359
Sales and services	1,129	—	2,698	—
Total revenues	1,276	83	3,027	359
Operating costs and expenses:
Costs of revenues	527	—	1,600	—
Research and development	5,440	2,082	16,856	5,622
Acquired in-process research and development	—	—	209	1,210
General and administrative	1,854	1,114	7,600	3,752
Intangible amortization	586	194	1,758	313
Total costs and operating expenses	8,407	3,390	28,023	10,897
Loss from operations	(7,131)	(3,307)	(24,996)	(10,538)
Interest expense	(476)	(51)	(1,167)	(83)
Interest income	2	2	11	6
Net loss	$(7,605)	$(3,356)	$(26,152)	$(10,615)
Net loss per share - basic and diluted	$(0.27)	$(0.24)	$(1.02)	$(0.80)
Weighted average number of shares during the period - basic and diluted	28,533	14,135	25,682	13,304

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

(In thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	23,028,100	$2	$99,668	$(32,861)	$66,809
Issuance of common stock for research agreement	25,000	—	209	—	209
Issuance of common stock warrants in connection with amended loan and security agreement	—	—	322	—	322
Stock-based compensation	—	—	3,159	—	3,159
Issuance of common stock for cash at $5.25 per share, net of issuance costs of $2,126	5,479,750	1	26,642	—	26,643
Net loss	—	—	—	(26,152)	(26,152)
Balance, September 30, 2014	28,532,850	$3	$130,000	$(59,013)	$70,990

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(26,152)	$(10,615)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,372	638
Non-cash interest expense	331	35
Stock-based compensation and issuance of warrants	3,159	622
Acquired in-process research and development	209	—
Provision for doubtful accounts	9	—
Changes in operating assets and liabilities:
Grants and other receivables	(601)	43
Prepaid expenses and other	(254)	(348)
Accounts payable	(703)	824
Accrued expenses and other liabilities	522	(477)
Net cash used for operating activities	(21,108)	(9,278)
Investing activities
Purchases of property and equipment	(433)	(359)
Purchase of intangible assets	—	(511)
Cash received in connection with Mergers	—	126
Net cash provided by (used for) investing activities	(433)	(744)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	26,643	6,354
Net borrowings under debt agreements	7,500	5,000
Proceeds from exercise of stock options	—	7
Net cash provided by financing activities	34,143	11,361
Net change in cash and cash equivalents	12,602	1,339
Cash and cash equivalents at beginning of period	31,667	5,091
Cash and cash equivalents at end of period	$44,269	$6,430
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$6	$1
Interest paid	$636	$48

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(In thousands, except for share amounts)

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company’s pipeline consists of its lead oncology product candidate Cynviloq™, a micellar paclitaxel formulation, resiniferatoxin (or RTX), a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® library platform and antibody drug conjugates, or ADCs. In addition, the Company generates revenues from the sale of customized reagents and providing contract development services.

As of September 30, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; IgDraSol, Inc., or IgDraSol; Sherrington Pharmaceuticals, Inc., or Sherrington; Concortis Biosystems, Corp., or Concortis; Ark Animal Health, Inc., or Ark; and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sherrington and Sorrento Hong Kong had no operating activity through September 2014. All intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2013 is derived from the audited consolidated financial statements at that date which are not presented herein.

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

Liquidity

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) completes its bioequivalence, or BE, registration trial related to Cynviloq and prepares for its New Drug Application filing anticipated in 2015, (ii) advances RTX into clinical trials and potentially pursues other human indications, (iii) funds Ark activities in anticipation of Ark securing stand-alone financing, (iv) continues to identify a number of potential mAb and ADC drug candidates and further advances various preclinical development activities, (v) continues development of, and seeks regulatory approvals for, its product candidates, and begin to commercialize any approved products, and (vi) expands corporate infrastructure, including the costs associated with being a NASDAQ listed public company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2014 and December 31, 2013, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at September 30, 2014 and December 31, 2013 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at September 30, 2014 and December 31, 2013 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $9 and $0, respectively.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for the three months ended September 30, 2014 and 2013 was $1 each. Amortization expense for the nine months ended September 30, 2014 and 2013 was $4 and $3, respectively, all such costs have been included in intangibles amortization.

License rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years from the date of acquisition of the rights in September 2013. Amortization expense for the three months ended September 30, 2014 and 2013 was $475 and $111, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1,425 and $111, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for the three and nine months ended September 30, 2014 was $44 and $132, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for the three and nine months ended September 30, 2014 was $66 and $198, respectively, which has been included in intangibles amortization.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through September 30, 2014.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event is identified that could indicate a potential impairment. We test our goodwill annually, or quarterly when events or changes in circumstances warrant, for impairment in the fourth quarter of each year. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the market value of the Company. No impairment to the carrying value of this goodwill has been identified from the acquisition date through September 30, 2014.

Revenue Recognition

The Company’s grant revenues are generated primarily from three NIH and two U.S. Department of Treasury (or U.S. Treasury) grant awards and a feasibility study agreement, or the Collaboration Agreement entered into with a third party in July 2010, and from revenues generated from sales and services from the sale of customized reagents and providing contract development services. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

Revenues from sales and services are generated from the sale of customized reagents and providing contract development services. Reagents are used for preparing ADCs, these reagents include industrial standard cytotoxins, linkers, and linker-toxins. The contract development services include providing synthetic expertise to customer’s synthesis by delivering them proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxin and antibodies provided by customers. Revenue is recognized when, (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually. As of September 30, 2014, the Company maintained a full valuation allowance against its deferred tax assets.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and nine months ended September 30, 2014 and 2013 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 2,091,826 and 551,850 at September 30, 2014 and 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three and nine months ended September 30, 2014 and 2013, the comprehensive loss was equal to the net loss.

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

In May 2014, the FASB issued ASU No. 2014-10 “Development Stage Entities” (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 “Consolidation” for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. The Company has adopted Topic 915 effective with the filing of its Form 10-Q as of and for the three and nine months ended September 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15 "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern". The new standard provides guidance which requires management to evaluate whether conditions or events raise substantial doubt about the entity’s ability to continue as a going concern and, if so, to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

2. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended September 30, 2014 and 2013, the Company recorded $41 and $13 in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $97 and $20 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the three and nine month periods ended September 30, 2014.

NIH Grants

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research (STTR) grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the Phase I C. difficile Grant award covered a two-year period which commenced in June 2011 and ended in June 2013, with the total grant award of $600. During the three months ended September 30, 2014 and 2013, the Company recorded no revenue associated with the C. difficile Grant award. During the nine months ended September 30, 2014 and 2013, the Company recorded $0 and $144 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology STTR grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the three months ended September 30, 2014 and 2013, the Company recorded $0 and $84 of revenue associated with the Staph Grant II award, respectively. During the nine months ended September 30, 2014 and 2013 the Company recorded $150 and $216 of revenue associated with the Staph Grant II award, respectively.

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three and nine months ended September 30, 2014, the Company recorded $115 and $147 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years. During the three and nine months ended September 30, 2014, the Company recorded $11 of revenue associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225. During the three and nine months ended September 30, 2014, the Company recorded $19 of revenue associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three and nine months ended September 30, 2014, the Company recorded $2 of revenue associated with the Phase I WISP1 grant award.

3. Mergers and Acquisitions

On March 7, 2013, the Company entered into various agreements with IgDraSol, a private company focused on the development of Cynviloq, an oncologic agent for the treatment of metastatic breast cancer, or MBC, non-small cell lung cancer, or NSCLC, and other cancers, as follows: (i) an exclusive option agreement, (ii) an asset purchase agreement pursuant to which the Company agreed to purchase all documentation, equipment, information and other know-how related to micellar nanoparticle technology encompassing Tocosol® and related technologies, and (iii) an initial services agreement, pursuant to which, IgDraSol is to provide certain product development and technology services related to the Company’s antibody platform.

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

On December 19, 2013, the Company acquired and merged with privately-held Concortis, whereby Concortis became a wholly-owned subsidiary. Upon closing, the Company issued an aggregate of 1,331,978 shares of its common stock to the Concortis shareholders. Certain Concortis employees and consultants received $1,000 in compensation for the year ending December 31, 2013, and are to receive annual deferred compensation payments totaling $1,000 on December 31 for each of the years ending 2014, 2015, and 2016. The net present value of the deferred compensation payments was calculated using the effective interest method, and is included in the purchase price. The total transaction is valued at $14.7 million. Concortis has proprietary cytotoxic payloads as well as C-lock® and K-lock® conjugation technologies that allow for site-specific toxin conjugation to the antibody. These next generation technologies may improve the overall stability and potency of the ADCs. First-generation conjugation technologies lead to inconsistent drug-antibody ratios, which result in a heterogeneous mixture of ADCs. This variability has been a constraining factor in unlocking the full therapeutic potential for current-generation ADCs. The ADC technology complements the Company’s existing development programs, particularly its G-MAB® antibody library and related monoclonal antibodies. Concortis uses its proprietary technologies to provide various customized reagents as well as drug conjugation services to customers in the pharmaceutical industry.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	As Reported	Pro Forma	As Reported	Pro Forma
Total Revenues	$1,276	$1,246	$3,027	$2,807
Loss from operations	$(7,131)	$(5,299)	$(24,996)	$(18,280)
Net loss	$(7,605)	$(5,476)	$(26,152)	$(18,655)
Net loss per share-basic and diluted	$(0.27)	$(0.29)	$(1.02)	$(1.05)

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$12,500
Fair value of all warrants	(536)
Accretion of debt discount	137
Balance at September 30, 2014	$12,101

Future minimum payments under the amended and restated loan and security agreement are as follows:

Year Ending December 31,
2014	$1,174
2015	4,697
2016	4,697
2017	4,304
Total future minimum payments	14,872
Unamortized interest	(2,372)
Debt discount	(399)
Total minimum payment	12,101
Current portion	(3,655)
Long-term debt	$8,446

6. Stockholders’ Equity

Common Stock

In January 2014, the Company entered into a research agreement and issued 25,000 shares of common stock valued at $209.

In May 2014, the Company closed an underwritten public offering of 4,765,000 shares of common stock, at $5.25 per share, and in June 2014, closed the full exercise of the over-allotment option granted to the representative of the underwriters to purchase an additional 714,750 shares of its common stock, with total gross proceeds of $28.8 million, before underwriting discounts and commissions and other offering expenses of $2.1 million payable by the Company.

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

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of less than $1, of which the Company repurchased 44,166 unvested shares of restricted common stock for a nominal amount in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of September 30, 2014. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of September 30, 2014, 3,200 options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2014, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 3,760,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise however, may be repurchased by the Company upon termination of the optionee’s service with the Company.

During the nine months ended September 30, 2014 and 2013, the Company’s Board of Directors awarded 1,088,500 and 110,200 options to certain employees, directors and consultants, respectively. As of September 30, 2014 and 2013, 1,905,366 and 833,400 shares were available for grant under the Stock Plan, respectively. See Note 8.

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. Stock based compensation expense is recognized over the vesting period using the straight-line method. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine months ended September 30,
	2014	2013
Dividend yield	—	—
Volatility	78%	109%
Risk-free interest rate	1.95%	1.19%
Expected life of options	6.1 years	6.1 years

The weighted average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2014 and 2013 was $8.05 and $4.78, respectively.

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

The total employee stock-based compensation recorded as operating expenses was $490, and $158 for the three months ended September 30, 2014 and 2013, respectively. The total employee stock-based compensation recorded as operating expenses was $2,619 and $454 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, unrecognized compensation cost related to the options was $5,260 which will be recognized over 3.0 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the applicable authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $136 and $34 for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $540 and $167 for the nine months ended September 30, 2014 and 2013, respectively.

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

Transition Services Agreement

On June 18, 2014, the Company entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, the Company has provided and/or has made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, the Company, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to the Company for the services provided, and those fees will generally be in amounts intended to allow the Company to recover all of its direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of the Company and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by Company personnel performing services for Ark under the TSA. In addition, Ark will reimburse the Company for direct out-of-pocket costs incurred by the Company for third party services provided to Ark. Through September 30, 2014, the Company has recorded $757 of costs associated with activities contemplated under the TSA.

In order for the Company to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement

On June 18, 2014, the Company and Ark entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the Company agreed to lend Ark, as amended in August 2014, up to $1,000 for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5,000, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, the Company has a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through September 30, 2014, the Company paid for certain general, administrative and research and development expenses totaling $757. The intercompany balances associated with these transactions have been eliminated in consolidation.

2014 Stock Option Plan

In May 2014, Ark adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest after four years of continuous service from the grant date and will have a contractual term of ten years. No further shares may be granted under this plan and, as of September 30, 2014, 600,000 options were outstanding.

The total employee and consultant stock-based compensation recorded as operating expenses for the three and six months ended September 30, 2014 was $89 and $378, respectively. Total unrecognized stock-based compensation expense related to unvested stock option grants for both directors and consultants as of September 30, 2014 was $30, and the weighted-average period over which these grants are expected to vest is approximately eight months.

The weighted-average assumptions used in the Black-Scholes option pricing model used to determine the fair value of stock option grants were as follows: expected dividend yield – 0%, risk-free interest rate – 1.94% to 2.53%, expected volatility – 75% to 78%, and expected term of 6.08 to 10 years.

2014 Equity Incentive Plan

In May 2014, Ark adopted the 2014 Equity Incentive Plan. Under this plan Ark may grant equity awards which include stock options, restricted stock units and stock appreciation rights. Ark has reserved for future issuance 1,000,000 shares of common stock issuable pursuant to this plan. The plan’s share reserve, as defined, will automatically increase each year commencing on January 1, 2015, in an amount equal to 3.0% of the total number of shares outstanding on the last day of the preceding calendar year. No equity awards have been issued under the plan as of September 30, 2014.

Related Party Transactions

During the nine months ended September 30, 2014, the Company purchased products totaling $439 from Levena Biopharma Co., LTD (Levena), a Chinese Corporation.  The Company’s Chief Technology Officer is also one of the owners of Levena.

9. Subsequent Events

On October 3, 2014, the Company entered into an exclusive license and development agreement (the “License Agreement”) with China Oncology Focus Limited, an affiliate of Lee’s Pharmaceutical Holdings Limited (“Lee’s Pharma”) pursuant to which Lee’s Pharma has licensed the Company’s fully human, immune-oncology anti-PD-L1 monoclonal antibody (mAb) STI-A1014 (“STI-A1014”). Under the terms of the License Agreement, Lee’s Pharma received exclusive rights to develop and commercialize STI-A1014 for the greater Chinese market, including Mainland China, Hong Kong, Macau, and Taiwan. In turn, the Company will receive an up-front payment of $1.0 million, potential future milestone payments and royalties which range from 5% to 10% on future net sales. In total, the Company has the potential to receive more than $46 million upon the successful attainment of key milestones, excluding royalties, and retains all the rights to use data generated by Lee’s Pharma for territories outside of the greater Chinese market. Additionally, Lee’s Pharma purchased 400,000 common shares of the Company at a price of $9.00 per share, for gross proceeds of $3.6 million.

On October 30, 2014, the Company entered into a second amendment to its amended and restated loan and security agreement which extended the interest only period from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017.  See Note 5.

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

Our pipeline also includes preclinical fully human therapeutic antibodies, including our fully human anti-PD-L1 and anti-PD-1 monoclonal antibodies, or Abs, derived from our proprietary G-MAB® library platform, antibody drug conjugates, or ADCs. Our objective is to develop two classes of antibody drug products, therapeutic antibodies and ADCs: (i) First in Class, and/or (ii) Best in Class, which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs.

Through September 30, 2014, we have identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2014 and 2015. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Transition Services Agreement. On June 18, 2014, we entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, we have provided and/or have made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on our behalf, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of our direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of ours and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by our personnel performing services for Ark under the TSA. In addition, Ark will reimburse us for direct out-of-pocket costs incurred by us for third party services provided to Ark. As of September 30, 2014, we have recorded $757 of costs associated with activities contemplated under the TSA. Such intercompany transactions have been eliminated in consolidation. In order for us to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement. On June 18, 2014, we entered into a Loan and Security Agreement (Loan Agreement) with Ark pursuant to which we agreed to lend Ark, as amended in August 2014, up to $1,000 for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5,000, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, we have a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through September 30, 2014, we paid for certain general, administrative and research and development expenses totaling $757. The intercompany balances associated with these transactions have been eliminated in consolidation.

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

Agreement and Plan of Merger with Concortis. On December 19, 2013, we merged with Concortis, which providing us with a comprehensive technology platform to create a new generation of homogenous ADC’s with site-specific toxin conjugation and consistent drug-antibody ratios. We issued 1,331,978 shares of our common stock to Concortis shareholders which were valued at $8.48 per share, the closing price per share of our common stock as of December 18, 2013.

Agreement with Esai / Morphotek. On June 25, 2014, we entered into a collaboration agreement to generate ADCs based on a Morphotek antibody linked to chemotherapeutic agents using proprietary ADC Technology. Under the terms of the agreement, we will receive research fees, an up-front payment, milestone payments and royalties on future net sales. Additionally, we have the potential to receive up to $50 million upon successful attainment of key milestones. During the three and nine months ended September 30, 2014, we recorded $231 of revenue associated with this agreement.

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

During the quarter ended September 30, 2014, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2013 contained in our 2013 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our consolidated statements of operations.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues. Revenues were $1,276 for the three months ended September 30, 2014, as compared to $83 for the three months ended September 30, 2013. The net increase of $1,193 is primarily due to sales and service revenues of $1,129 generated from the sale of customized reagents and providing contract development services from the Concortis operation that was acquired in December 2013. Activities under our active grants for the three months ended September 30, 2014 were higher than in the corresponding period of 2013 due primarily to more active grants in the quarter ending September 30, 2014 as compared to the quarter ending September 30, 2013.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research (STTR) grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the three months ended September 30, 2014 and 2013, were $0 and $84, respectively.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended September 30, 2014, we recorded $115 of revenue associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the three months ended September 30, 2014, we recorded $11 of revenue associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended September 30, 2014, we recorded $19 of revenue associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended September 30, 2014, we recorded $2 of revenue associated with the Phase I WISP1 grant award.

We had no other revenue during the three months ended September 30, 2014 and 2013 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended September 30, 2014 were $527 and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 and 2013 were $5,440 and $2,082, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $3,358 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications, and to fund Ark activities in advance of Ark securing stand-alone financing. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, and (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 and 2013 were $1,854 and $1,114, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $740 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations, and to fund Ark activities in anticipation of Ark securing stand-alone financing. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts and compliance with our public reporting obligations, and (ii) assume all of the ongoing operating costs associated with the mergers of IgDraSol, Sherrington and Concortis, and integrate their operations.

Intangible Amortization. Intangible amortization for the three months ended September 30, 2014 and 2013 was $586 and $194, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis, all acquired in the latter part of 2013.

Interest Expense. Interest expense for the three months ended September 30, 2014 and 2013 was $476 and $51, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended September 30, 2014 and 2013 was $2 each. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the three months ended September 30, 2014 and 2013 was $7,605 and $3,356, respectively. The increase in net loss is mainly attributable to the expanded research and development, intangible amortization and general and administrative activities.

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Revenues. Revenues were $3,027 for the nine months ended September 30, 2014, as compared to $359 for the nine months ended September 30, 2013. The net increase of $2,668 is primarily due to sales and service revenues of $2,698 generated from the sale of customized reagents and providing contract development services from the Concortis operations that was acquired in December 2013. Activities under our active grants for the nine months ended September 30, 2014 were higher than in the corresponding period of 2013 due primarily to an increase in active grants in the nine months ending September 30, 2014 as compared to the active grants in the same period of 2013.

In June 2014, the NIAID awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the nine months ended September 30, 2014, we recorded $147 of revenue associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the nine months ended September 30, 2014, we recorded $11 of revenue associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the nine months ended September 30, 2014, we recorded $19 of revenue associated with the Phase I Myc grant award.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2014 were $1,600 and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 and 2013 were $16,856 and $5,622, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $11,234 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications, and to fund Ark activities in advance of Ark securing stand-alone financing. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, and (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2014 and 2013 were $209 and $1,210, respectively. Acquired in-process research and development expenses for the nine months ended September 30, 2014 include the costs associated with a research agreement. Acquired in-process research and development expenses for the nine months ended September 30, 2013 include the costs of acquiring the Tocosol® and related technologies.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $7,600 and $3,752, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $3,848 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations, and to fund Ark activities in anticipation of Ark securing stand-alone financing. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, and (ii) assume all of the ongoing operating costs associated with the mergers of IgDraSol, Sherrington and Concortis, and integrate their operations.

Intangible Amortization. Intangible amortization for the nine months ended September 30, 2014 and 2013 was $1,758 and $313, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis, all acquired in the latter part of 2013.

Interest Expense. Interest expense for the nine months ended September 30, 2014 and 2013 was $1,167 and $83, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement entered into in March 2014.

Interest Income. Interest income for the nine months ended September 30, 2014 and 2013 was $11 and $6, respectively. The increase in interest income resulted from higher average cash balances in 2014 as compared to the same period in 2013. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the nine months ended September 30, 2014 and 2013 was $26,152 and $10,615, respectively. The increase in net loss is mainly attributable to the expanded research and development, intangible amortization and general and administrative activities.

Liquidity and Capital Resources

As of September 30, 2014, we had $44,269 in cash and cash equivalents primarily attributable to: (i) the closing of our underwritten public offerings in October 2013 and May 2014 for aggregate net proceeds of $57,990, (ii) the issuance of $1,850 of convertible promissory notes, which automatically converted into 256,119 shares of our common stock upon the closing of the October 2013 underwritten public offering, and (iii) net borrowings under our $12,500 amended and restated loan and security agreement.

Cash Flows from Operating Activities. Net cash used for operating activities was $21,108 for 2014 and is primarily attributable to our net loss of $26,152 and our net reduction in working capital balances of $1,036, which were offset by $6,080 in non-cash activities relating to stock-based compensation, acquired in-process research and development, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $9,278 for 2013 and primarily reflects a net loss of $10,615, which was partially offset by $1,295 in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $433 for 2014 as compared to $744 for 2013. The net cash used related primarily to equipment acquired for research and development activities and the purchase of intangibles.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2014 and 2013 was $34,143 and $11,361, respectively, which were primarily derived from the closing of our underwritten public offerings, cash provided by increases in net borrowings under our amended and restated loan and security agreement.

Future Liquidity Needs. From inception through September 30, 2014, we have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of $79,796, as we have not generated any product related revenue from our planned principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) complete our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human indications, (iii) fund Ark activities in anticipation of Ark securing stand-alone financing, (iv) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (v) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, and (vi) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company. We believe we have the ability to meet all obligations due over the course of the next twelve months.

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

Off-Balance Sheet Arrangements

Since our inception through September 30, 2014, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sorrento Therapeutics, Inc.

Date: November 4, 2014	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: November 4, 2014	By:	/s/ Richard G. Vincent
Richard G. Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.2*	Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 2, 2014.
10.3	Second Amendment to Amended and Restated Loan and Security Agreement between Sorrento Therapeutics, Inc., Oxford Finance LLC and Silicon Valley Bank dated October 30, 2014.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard G. Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard G. Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.