Form 10-Q/A
period 2014-09-30
Sorrento Therapeutics, Inc.
filed 2014-11-25
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sorrento Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, which was originally filed on November 4, 2014 (the “Original Filing”) for the sole purpose of filing a revised copy of Exhibit 10.2 to the Form 10-Q reflecting a comment from the Securities and Exchange Commission in connection with the Company’s application for confidential treatment of such exhibit.

Other than the addition of Exhibit 10.2 no other changes have been made to the Original Filing.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended September 30, 2014.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

10.2*	Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Richard G. Vincent, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Richard G. Vincent, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date: November 25, 2014	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: November 25, 2014	By:	/s/ Richard G. Vincent
Richard G. Vincent
Chief Financial Officer
(Principal Financial and Accounting Officer)

4