Form 10-K
period 2014-12-31
Sorrento Therapeutics, Inc.
filed 2015-03-16
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2014 (the last trading day of the registrant’s second fiscal quarter of 2014), was approximately $163.05 million.

At March 10, 2015, the registrant had 36,205,517 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2014, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2014

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe as well as international markets. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have two clinical development programs underway: (i) Cynviloq™, our lead oncology drug product candidate, a polymeric, albumin-free nanoparticle paclitaxel formulation, and (ii) resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including our fully human anti- PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor Tumor-attacking Neukoplast® (CAR.TNK™, pronounced “CARTANK”) for adoptive cellular immunotherapies (ACI). Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs.

SORRENTO PIPELINE:

In October 2014, we entered into a product licensing agreement with China Oncology Focus Limited, an Affiliate of Lee's Pharmaceutical Holdings Limited, or Lee’s Pharma, a public biopharmaceutical company listed on the Hong Kong Stock Exchange for exclusive rights to develop and commercialize our fully human immune-oncology anti-PD-L1 mAb STI-A1014 for the greater Chinese market, including Mainland China, Hong Kong, Macau and Taiwan. Under the terms of the agreement, we received an up-front payment of $1.0 million recorded as deferred revenue at December 31, 2014, and will receive potential future milestone payments and royalties on future net sales. In total, we have the potential to receive more than $46 million upon the successful attainment of key milestones, excluding royalties, and retain all the rights to use data generated by Lee’s Pharma for territories outside of the greater Chinese market. Additionally, Lee’s Pharma purchased 400,000 shares of our common stock at a price of $9.00 per share, or an aggregate of $3.6 million, before commissions.  We view this transaction as strategic in advancing our immunomodulatory program from pre-clinical to clinical stage. Lee’s Pharma will be responsible for most of the pre-clinical and CMC work, including the development of master cell bank for STI-A1014 and cGMP antibody manufacturing in preparation for regulatory filing in China. We may be able to utilize some aspects of the work performed under Lee’s Pharma auspices to supplement and accelerate our US IND filing of STI-A1014 in the first half of 2016, potentially saving significant resources and time for us.

In December 2014, we entered into an agreement with NantBioCell, LLC, or NantBioCell, a wholly-owned subsidiary of Nantworks, a private company owned by Dr. Patrick Soon-Shiong.  Under the terms of the agreement, we and NantBioCell intend to establish a new joint venture called “The Immunotherapy Antibody JV”, or JV, as an independent biotechnology company with $20.0 million initial joint funding expected mid-2015, $12.0 million from NantBioCell and $8.0 from us representing a 60:40 ownership between NantBioCell and us, respectively.  NantBioCell will bring a late clinical stage monoclonal antibody as the lead program in the JV while we will contribute several immunomodulatory antibodies, antibody drug conjugates and bispecific antibodies. The JV will be responsible for accelerating the development of our multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-checkpoint antibodies as well as antibody drug conjugates and bispecific antibodies. Through the JV, we believe we can advance several of our core programs into the clinic as expeditiously as possible. In conjunction with the JV, we entered into a securities purchase agreement with Cambridge Equities, LP, or Cambridge, a limited partnership owned by Dr. Soon-Shiong, pursuant to which we issued and sold to Cambridge a 19.9% equity stake or an aggregate of 7,188,062 shares of our common stock at a price of $5.80 per share, which represented the closing share price of the day prior to the transaction, for an aggregate purchase price of $41.7 million. In connection with the purchase agreement, Cambridge also received a warrant to purchase 1,724,138 shares of our common stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share and is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations.

In December 2014, we also entered into a collaboration agreement with Conkwest Incorporated, or Conkwest, a privately-held life sciences company developing and commercializing the proprietary cancer-killing cell line Neukoplast (also known as NK-92) for the treatment of cancers and viral infections. Jointly, we and Conkwest will generate and develop products for adoptive immunocellular therapy utilizing Neukoplast cells and chimeric antigen receptors, or CARs, derived from our G-MAB antibody library. The product candidates, coined chimeric antigen receptor tumor-attacking Neukoplast (CAR.TNK), will be developed for the treatment of hematological malignancies as well as solid tumors. Under the terms of the agreement, Conkwest and us will establish an exclusive global strategic collaboration focused on accelerating the development of CAR.TNKs, including CD19-CAR.TNK™, PD-L1-CAR.TNK™, PSMA-CAR.TNK™, CD123-CAR.TNK™, and other CAR.TNKs for the treatment of hematological malignancies as well as solid tumors. Both companies will jointly own and share development costs and revenues from any developed CAR.TNK products. In connection with this agreement we entered into a subscription and investment agreement with Conkwest, as amended, pursuant to which Conkwest issued and sold to us an aggregate of 3,034,473 shares of Conkwest Class A common stock for an aggregate purchase price of $10.0 million representing an equity stake in Conkwest of approximately 9%.

Although we intend to retain ownership and control of product candidates by advancing their development, we regularly also consider partnerships with pharmaceutical or biopharmaceutical companies in order to balance the risks and costs associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates. Moreover, we are looking at strategic collaborations whereby the partner will be responsible for certain product and clinical development costs in exchange for co-promotion rights in the US or outside of the US. Through various joint ventures, we will also be able to advance our pipeline into the clinic without significantly draining our resources and focus since these entities will be operating and funded independently.

Our Strategy

Our mission is to improve the lives of patients and assist their caretakers by delivering novel therapies that improve outcomes while reducing the undesirable side effects of many current therapies. We intend to pursue this initially through the further development and potential approval, launch and marketing of Cynviloq and resiniferatoxin, either directly or with a partner. We believe we have assembled a strong team with in-depth domain knowledge in targeted therapeutics development and commercialization. We are fostering an integrated, multidisciplinary model for drug discovery, clinical development, manufacturing and commercialization. Our strategy is to discover, acquire, develop, and commercialize proprietary drugs for significant unmet medical needs, with a focus on cancer therapeutics. The key elements to our long-term oncology business strategy are described below:

•

Cynviloq is our next-generation oncolytic nanoparticle paclitaxel formulation: Oncolytic agents are the predominant therapeutics for treating cancer patients, and paclitaxel is one of the most effective and widely used chemotherapeutic agents for multiple solid tumor indications. The first generation paclitaxel formulation, Taxol®, utilizes Cremophor, derived from castor oil, to solubilize paclitaxel. The second generation paclitaxel formulation, albumin-bound paclitaxel (brand name Abraxane®), utilizes human serum albumin, or HSA, to solubilize the paclitaxel in an injectable solution. We are developing a next generation injectable nanoparticle paclitaxel, Cynviloq, which is both Cremophor-free and HSA-free, and is approved and marketed for a variety of cancers in South Korea, India, Vietnam and the Philippines. We recently announced completion of patient enrollment in the Cynviloq™ registrational TRIBECA™ Study. (TRIal establishing bioequivalence (BE) between Cynviloq™ and Albumin-bound paclitaxel). We expect to file the NDA before the end of 2015.

•

Resiniferatoxin, or RTX, may permanently eliminate intractable cancer pain and may be applicable to other therapeutic indications in both humans and animals. RTX is a novel, small molecule with a non-opiate mechanism of action that may eliminate targeted intractable cancer pain experienced by end-stage cancer patients. When injected intraspinally or paraspinally, RTX directly interacts with nerve cells expressing TRPV-1 receptors without affecting normal sensation (touch and vibration sense) or muscle function. RTX has been tested in animals and is currently being tested in an investigator-sponsored Phase I/II clinical trial at the National Institute of Health, or NIH under a Cooperative Research and Development Agreement. To date, 10 patients with terminal cancer pain have been treated at NIH. We intend to launch additional trials to rapidly advance clinical development of the drug in patients with intractable cancer pain under our own IND.

•

G-MAB®, our proprietary platform, provides us with specific therapeutic antibodies for specific cancer cell targeting and killing. Our proprietary G-MAB human antibody library has provided us with fully human therapeutic mAbs against many cancer targets. The individual mAbs discovered from our G-MAB library potentially give us a multitude of therapeutic options to target and attack cancer cells. This could be either directly, such as: (i) recruitment of immune effector functions, including, but not limited to, antibody-dependent cellular cytotoxicity, or ADCC, or (ii) antagonistic suppression of cellular signaling processes required for cancer proliferation and metastasis; or indirectly, via modulation of host biology, such as: (a) enhancement of immune activity in the tumor, or (b) normalization of the tumor microenvironment, including anti-angiogenesis for cutting off blood supplies to the tumor. Our lead antibody programs include anti-PD-1 and anti-PD-L1 immunomodulatory antibodies. Based on clinical data from competitor programs, such as anti-PD-1 antibodies Opvido® (BMS) and Keytruda® (Merck) and anti-PD-L1 mAbs MPDL3280A (Genentech) and MEDI4736 (AstraZeneca), such immunomodulatory antibodies have demonstrated significant clinical efficacy across a number of different oncology indications

•

Antibody drug conjugates (ADC) and Bispecific antibodies (BsAbs) for targeted tumor killing. By leveraging the extensive G-MAB Library with our proprietary conjugation and bispecific antibody chemistries, we are positioned to generate proprietary ADCs and BsAbs with significant clinical activity. As both of our technologies are solely based on chemical modifications of the antibody rather than relying on genetic modifications, fusion proteins, or incorporation of unnatural amino acids, they can be utilized with “off-the-shelf” antibodies. This will further empower our G-MAB-derived antibodies and potentially lower development costs. Our lead BsAb programs currently focus on combinations of our anti-PD-1 or anti-PD-L1 antibodies paired with another immunomodulatory antibody component or an anti-cancer antigen antibody.

•

Adoptive Cellular Immunotherapy with CAR.TNKs: The adoptive immunotherapy field has emerged as the one of most promising and innovative anti-cancer strategies. To date, T-cell based therapies like CAR-T have shown the most promise in hematologic cancers, especially B-cell malignancies like acute lymphoblastic leukemia (ALL) and chronic lymphocytic leukemia (CLL). They have also demonstrated outstanding therapeutic impact, including a high percentage of complete responses (CRs) in Hodgkin lymphoma patients using CD19-CAR T cells. While the clinical results seen have been promising, CAR-T therapies have also caused some concerning side effects, especially cytokine-release syndrome due to the injection of cytokine-releasing T cells. Currently, patient-derived T cells are isolated, propagated, and modified with the CAR in the laboratory and then administered back into the patient. The process, however, solely relies on the ability to obtain sufficient numbers of patient immune cells and to successfully bestow upon them the ability to express the CAR

The CAR.TNK approach will utilize an immortalized NK cell line from Conkwest called Neukoplast (NK-92) as the source for the immune cells. These NK-92 cells will be genetically modified to express surface receptors using our G-MAB library that would allow these cells to recognize antigens on tumor cells. This “off-the-shelf” approach is independent of patient-derived cells as it utilizes CAR.TNKs stably expressing the tumor-targeting receptor. They can be generated and produced in large quantities, thus, circumventing one of the major drawbacks of current CAR-T cell therapies. Natural killer cells also do not trigger the release of cytokines associated with CAR-T therapies.

In the near term, we expect to focus our resources on:

•

Completing the development and analysis on our potentially pivotal registrational trial for our oncolytic drug candidate Cynviloq, and preparing for FDA submission of an NDA filing (H2, 2015), as well as continuing with Cynviloq partnering process for US and ex-US collaborations

•	Advancing RTX into phase II clinical human development under an IND; and seeking strategic alternatives for potential veterinary indications
•

Prioritizing our preclinical pipeline, and advancing selected drug development candidates (mAbs: PD-1, PD-L1, VEGFR2; BsAbs: PD-L1/c-MET, PD-L1/EGFR; ADCs: VEGFR2-ADC, c-MET-ADC), into clinical trials ourselves or through strategic collaborations with biotech and/or pharmaceutical companies

•	Working with our strategic partners, Conkwest (for CAR.TNKs) and NantBioCell (for the Immunotherapy Antibody Joint Venture), to advance several key programs into the clinics
•	Exploring possible ‘spin-off’ of CAR.TNK and other assets into separate public entities
•	Supporting NantBioCell in preparation for potential IPO of the ‘Immunotherapy Antibody Joint Venture’
•	Continuing to explore potential accretive and/or synergistic products and/or platforms that will enhance our pipeline and technologies

See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.

Product Candidates

We currently have one late-stage oncology drug candidate, Cynviloq, completing a BE registrational trial for multiple solid tumor indications with plans for topline data availability in April 2015, and an ongoing phase Ib study in progress for intractable cancer pain, RTX. Additionally, we have multiple mAb product candidates in preclinical development including our fully human anti-PD-L1 and anti-PD-1 mAbs and several ADCs against validated cancer targets. We believe these individual mAb or ADC product candidates have the potential to address major unmet medical needs.

Cynviloq™

Cynviloq was licensed through an exclusive distribution agreement, for North America, 27 countries of the EU, and Australia, from Samyang Biopharmaceutical Corporation, or Samyang, a South Korean corporation. Cynviloq is currently approved and marketed by Samyang in South Korea for Metastatic Breast Cancer (MBC), Non Small Cell Lung Cancer (NSCLC) and Ovarian

Cancer (OC), under the trade name Genexol-PM®1, and is also marketed in the Philippines, Vietnam, and India. Cynviloq consists of paclitaxel encapsulated within a polylactide and polyethylene glycol diblock copolymer micelle. A micelle is an aggregate of surfactant molecules, having hydrophobic and hydrophilic parts, in which the hydrophilic ‘heads’ form the outside shell of the sphere with the hydrophobic ‘tails’ at the center of the core. This hydrophobic core is able to effectively encapsulate hydrophobic drugs, such as paclitaxel. Cynviloq, under the trade name Genexol-PM, is approved ex-U.S. for MBC without premedication and for NSCLC and ovarian cancers with premedication in combination with platinum.

Cynviloq has been clinically tested in over 1,260 patients in the U.S., Russia, and South Korea in Phase I, Phase II, and Phase III clinical trials, and post-marketing surveillance studies in MBC, NSCLC, ovarian, pancreatic and bladder cancer. Cynviloq has demonstrated comparable clinical efficacy and tolerability compared to historical albumin-bound paclitaxel (nab-paclitaxel; Abraxane®2) clinical data. Samyang has completed an ongoing open-label Phase III MBC study in South Korea, randomizing patients with recurrent or advanced MBC to Cynviloq using a dosing regimen of 260 mg/m2 every 3 weeks (q3w), as compared to Taxol®3 (Cremophor-paclitaxel) given at a standard 175 mg/m2 q3w dose. Final results have shown statistically significant improvement in the objective response rate (ORR) with Cynviloq when compared to Taxol, with results comparable to data generated from the pivotal registrational studies submitted for Abraxane that were the basis for its approval in the U.S. and in China for the MBC indication.

On July 29, 2013, we received official meeting minutes from an End-of-Phase II meeting held on July 23, 2013 for Cynviloq (or IG-001) with the U.S. Food and Drug Administration (FDA). Cynviloq is initially under development for the treatment of MBC and NSCLC in the U.S. The FDA Division of Oncology Products 1 agreed that the data available from: (i) the post-marketing surveillance studies conducted in ex-U.S. territories for MBC and NSCLC, (ii) Phase I-III studies for MBC, and (iii) Phase I-II studies in NSCLC, Ovarian, Bladder, and Pancreatic cancers are sufficient to support a 505(b)(2) bioequivalence (BE) regulatory submission pathway approach using Abraxane and Taxol as the Reference Listed Drugs. Abraxane is an albumin-bound paclitaxel (nab-paclitaxel) product approved for MBC, NSCLC and pancreatic cancer indications. Taxol is a Cremophor-based paclitaxel product approved for these indications as well as other cancer indications. We filed our BE protocol in 2013, commenced our BE study in March 2014 (first patient in), and completed recruitment to the phase 3 registrational TRIBECA (TRIal establishing bioequivalence (BE) between Cynviloq™ and Albumin-bound paclitaxel) study in January 2015. Previously, we also announced positive pharmacokinetic (PK) data from the first eight (8) patients enrolled in the TRIBECA study suggesting that Cynviloq was bioequivalent to albumin-bound paclitaxel when both drugs are dosed at 260 mg/m2 and infused over 30 minutes in patients with metastatic breast cancer.

Cynviloq—Differentiation versus Cremophor Taxol® and nab-paclitaxel Abraxane® formulations of paclitaxel

Paclitaxel is a water insoluble drug that requires a solvent formulation. The first generation paclitaxel formulation, Taxol; developed by Bristol-Myers-Squibb (BMS), utilizes a Cremophor solvent, a castor oil-based emulsion. Known dose-limiting toxicities of Cremophor restrict the overall dose of Taxol that can be safely administered to patients. Cremophor also causes the entrapment of paclitaxel in the bloodstream, thereby allowing less freely-available paclitaxel to reach the tumor sites. Furthermore, patients receiving Taxol require pre-medication with steroids and antihistamines to allay the toxic side effects associated with Cremophor.

Nab-paclitaxel (Abraxane®) is a second generation paclitaxel formulation that utilizes the biological polymer, donor-derived human serum albumin (HSA) to encapsulate paclitaxel.

Cynviloq is a next-generation paclitaxel formulation comprised of paclitaxel encapsulated in a non-biological polymeric micelle composed of a polylactide and polyethylene glycol diblock copolymers resulting in an injectable suspension of paclitaxel. Cynviloq is free from human serum albumin (HSA), which poses a hypothetical risk of viral/prion transmission from donor-derived blood. The absence of albumin in the Cynviloq formulation can potentially lead to easier preparation, handling and storage- an important logistical consideration especially for busy practices and pharmacies.

Basis for bioequivalence

Particle dissociation in vitro studies comparing nab-paclitaxel and Cynviloq have shown that both formulations rapidly disintegrate under physiologically-relevant conditions, suggesting that both formulations release their paclitaxel payloads shortly after intravenous administration. Pilot PK data from the first 8 patients recruited in the TRIBECA trial suggest that Cynviloq is bio-equivalent to albumin-bound paclitaxel in total paclitaxel when both drugs are given at equivalent dose (260 mg/m2) and administered intravenously over 30 minutes in patients with metastatic breast cancer. Based on our reported positive data, sample size estimates suggest that only 53 patients are needed to establish bioequivalence (BE) based on 90% confidence interval (CI) specified in the End of Phase 2 meeting minutes from the FDA in July of 2013.

[1]	Genexol-PM® is a trademark of Samyang Biopharmaceutical Corporation.
[2]	Abraxane® is a trademark of Celgene Corporation
[3]	Taxol® is a trademark of Bristol Myers Squibb Corporation.

PILOT PK DATA ANALYSIS FROM TRIBECA STUDY:

Clinical Strategy: Differentiation versus albumin-bound paclitaxel

Roche has recently announced three phase 3 trials (GO29436, GO29537, GO29437) combining their anti-PDL1 (in patients with advanced squamous NSCLC comparing the combination of Roche’s anti-PD-L1 MPDL3280A with paclitaxel or albumin-bound paclitaxel in various combinations with carboplatin (with or without bevacizumab). Close to 3,000 patients will be recruited in these studies (ClinicalTrials.gov Identifiers: NCT02367781, NCT02367794 and NCT02366143).

BMS and Merck also have phase 1 and phase 2 studies exploring combination of anti-PD-1 with taxane-based therapies in melanoma (CheckMate037; NCT01721746 and NCT01840579), NSCLC (NCT01840579 and NCT01454102), and pancreatic cancer (NCT02309177).

We plan to conduct Cynviloq combination studies with our own anti-PD-1/anti-PD-L1 mAbs in several tumor indications in both metastatic and adjuvant settings.

Cynviloq Regulatory and Development Strategy

Manufacturers can obtain FDA approval of NDAs for new formulations of approved drugs with the same active pharmaceutical ingredient (API) using an FDA 505(b)(2) BE application process. The 505(b)(2) application process relies, in part, on the FDA’s findings for a prior approved drug. This avoids costly and time consuming clinical trials. We believe this process might apply to Cynviloq™ as paclitaxel is the approved API for both nab-paclitaxel and Taxol® formulations. According to the Section 505(b)(2) guidance, an NDA approval can be obtained for a new drug without conducting the full complement of safety and efficacy trials and without a “right of reference” from the original applicant. In cases where different formulations of the same API are found to be bioequivalent, a BE trial comparing the PK parameters (Cmax and AUC) of both drugs may be sufficient to obtain FDA approval. The Draft Guidance (September 2012) for nab-paclitaxel states that measurements of both total and unbound paclitaxel should be made to establish BE. We believe that this is an appropriate method of comparison for marketing approval.

Based on our reported positive data, sample size estimates suggest that only 53 patients are needed to establish bioequivalence (BE) based on 90% confidence interval (CI) specified in the End of Phase 2 meeting minutes from the FDA in July of 2013. A single BE crossover study, TRIBECA, was planned and we enrolled 111 MBC patients by the end of January 2015 (9 in the pilot PK portion of the trial and 102 in the blinded BE portion) MBC patients to: (i) treat patients with nab-paclitaxel or Cynviloq to measure the PK parameters between the two drug formulations in order to establish BE, and (ii) determine the measurements of both total and unbound paclitaxel in both formulations. We filed an amendment to the protocol to continue to treat all patients enrolled in the

TRIBECA study with additional 4 cycles of Cynviloq after the patients come off the BE portion of the study so we can collect safety data on Cynviloq dosed at 260 mg/m2 and administered over 30 min. We believe that the additional safety data collected in over 100 MBC patients treated with 5 cycles of Cynviloq will strengthen our overall NDA package.

The BE trial enrollment was completed in January 2015, with current plans for NDA submission in the 3rd quarter 2015 and potential approval in 2016. If Cynviloq and nab-paclitaxel are found to be bioequivalent and FDA approval is granted: (i) Cynviloq will receive the same label indications as nab-paclitaxel, including MBC and NSCLC, in addition to recently approved nab-paclitaxel indications, namely advanced pancreatic cancer once marketing exclusivity expires, and (ii) additional life cycle indications, such as bladder or ovarian cancers, could be pursued with additional studies either as monotherapy or in combination with our PD-L1/PD-1 antibodies.

Cynviloq Manufacturing

Under the terms of our agreement with Samyang, we purchase from Samyang all of our required supplies of the product. Cynviloq (Genexol-PM) is formulated, encapsulated and packaged for us by Samyang in South Korea, in a facility that is in compliance with the regulatory standards of countries in which our product is intended for use. The price we pay Samyang is fixed during the initial term of the agreement, which expires in October 2022. Unless terminated by either party as allowed for in the agreement, the agreement is automatically extended for a period of two (2) years each time thereafter.

Market Opportunity

Cynviloq

Taxanes are the most widely used chemotherapic class in the world and play a significant role in the treatment of various solid tumors, including breast, lung, prostrate and ovarian cancers. Taxanes are often the standard of care as monotherapy or in combination with other chemotherapy or biological agents when used in the metastatic setting, although it also being used in the adjuvant/neo-adjuvant settings as well. Recently, with approval of albumin-bound paclitaxel as combination with gemcitabine in advanced pancreatic cancer, albumin-bound paclitaxel is extensively used as first-line treatment of patients with metastatic pancreatic cancer. According to the 2012 IMS NSP, the taxane market in the U.S. is estimated to be one billion dollars in 2012, and is comprised of nab-paclitaxel (Abraxane®), generic paclitaxel (Taxol®) and generic docetaxel (Taxotere®). At the 2015 J.P. Morgan Annual Healthcare Conference, Celgene forecast albumin-bound paclitaxel to achieve sales of US $2.2 billion by 2020.

Metastatic Breast Cancer (MBC)1

Breast cancer ranks second as a cause of cancer death in women, after lung cancer. A total of 231,840 new breast cancer cases (29%) and 40,290 cancer deaths (15%) are projected to occur in the US in 2015 (Cancer Statistics, 2015, RL Siegel et al., CA Cancer J Clin. 2015, 65:5-29). Taking into account tumor size, extent of spread, and other characteristics, as well as patient preference, treatment usually involves breast-conserving surgery (surgical removal of the tumor and surrounding tissue) or mastectomy (surgical removal of the breast). Treatment may also involve radiation therapy, chemotherapy (before or after surgery), hormone therapy (e.g., selective estrogen response modifiers, aromatase inhibitors, ovarian ablation), and/or targeted therapy. Postmenopausal women, with early stage breast cancer, that test positive for hormone receptors may benefit from treatment with an aromatase inhibitor (e.g., letrozole, anastrozole, or exemestane) or tamoxifen.

In 2012, approximately 330,000 patients diagnosed with breast cancer were treated with drugs in the U.S. and the top five (5) EU countries (Germany, France, Italy, Spain, United Kingdom). Half of these patients live in the U.S., and approximately 100,000 of these patients were treated in the advanced or metastatic settings in first, second or third-line therapy. The National Comprehensive Cancer Network (NCCN) treatment guidelines list of preferred single agent drugs include paclitaxel and nab-paclitaxel, among other drugs, for the treatment of patients with Stage IV advanced breast cancer. Preferred combination chemotherapy agents include among others paclitaxel plus Herceptin, paclitaxel plus gemcitabine, Herceptin® plus paclitaxel and carboplatin and Perjeta plus Herceptin® and paclitaxel. It is estimated that about 25-30% of all patients treated in MBC received a paclitaxel-based regimen. In addition, paclitaxel in combination with other targeted therapies are recommended in neo-/adjuvant breast cancer treatment as well.

Lung cancer1

In 2012, an estimated 1.8 million people were diagnosed with lung cancer resulting in 1.6 million deaths (GLOBOCAN 2012: Estimated Cancer Incidence, Mortality and Prevalence Worldwide in 2012, World Health Organization). Lung cancer is the leading malignant cause of death in 93 countries accounting for a fifth of the total global burden of disability-adjusted life years from cancer.  A total of 105,590 new lung cancer cases (13%) and 71,660 cancer deaths (26%) are projected to occur in the US in 2015 (Cancer Statistics, 2015, RL Siegel et al., CA Cancer J Clin. 2015, 65:5-29).

In the U.S., lung cancers are expected to represent approximately 14% of new cancer diagnoses, or an estimated 223,000 new cases (2013). Lung cancer accounts for more deaths than any other cancer in both men and women. Lung cancer is classified as small cell (15%) or non-small cell (84%) for the purposes of treatment. Based on type and stage of cancer, treatments include surgery, radiation therapy, chemotherapy, and targeted therapies such as bevacizumab (Avastin®/), erlotinib (Tarceva®), and crizotinib (Xalkori®). Advanced-stage non-small cell lung cancer patients are usually treated with chemotherapy, targeted drugs, or some combination of the two. Approximately 134,000 patients with locally advanced or metastatic Stage IIIB/IV NSCLC were diagnosed in the U.S. last year. Approximately 70% of these patients were treatment eligible. The NCCN’s list of systemic therapy for advanced or metastatic NSCLC includes paclitaxel and nab-paclitaxel, among other recommendations. Paclitaxel is often used in combination with a platinum agent (carboplatin or cisplatin). It is estimated that about a third of patients treated in the first-line and second-line settings received a paclitaxel-based therapy. The FDA approved Opdivo (nivolumab) for the treatment of patients with metastatic squamous non-small cell lung cancer (NSCLC) with progression on or after platinum-based chemotherapy on March 4, 2015, five days after BMS filed the supplemental NDA. Opdivo is the first and only PD-1 therapy to demonstrate overall survival in previously treated metastatic squamous NSCLC. Opdivo demonstrated significantly superior overall survival (OS) vs. docetaxel, with a 41% reduction in the risk of death (hazard ratio: 0.59 [95% CI: 0.44, 0.79; p=0.00025]), in a prespecified interim analysis of a Phase III clinical trial. The median OS was 9.2 months in the Opdivo arm (95% CI: 7.3, 13.3) and 6 months in the docetaxel arm (95% CI: 5.1, 7.3).

Ovarian cancer1

In 2014, approximately 48,500 women were diagnosed with ovarian cancer in the U.S. and the top 5 EU countries. A total of 21,290 new ovarian cancer cases (26%) and 14,180 cancer deaths (5%) are projected to occur in the US in 2015 (Cancer Statistics, 2015, RL Siegel et al., CA Cancer J Clin. 2015, 65:5-29).  More than 70% of women diagnosed with ovarian cancer will have an advanced disease, and up to 80% of them will experience disease recurrence and eventually die from this disease. Treatment includes surgery and usually chemotherapy. Among patients with early ovarian cancer, complete surgical staging has been associated with better outcomes. For women with advanced disease, surgically removing all abdominal metastases larger than one centimeter (debulking) enhances the effect of chemotherapy and helps improve survival. For women with stage III ovarian cancer that has been optimally debulked, studies have shown that chemotherapy administered both intravenously and directly into the abdomen (intraperitoneally) improves overall survival, or OS.

In 2012 in the U.S. and the top 5 EU countries, approximately 36,000 patients were treated with front-line chemotherapy, and approximately 17,000 patients were treated with second-line chemotherapy. Paclitaxel in combination with a platinum compound plays a significant role in the treatment of ovarian cancer with the NCCN recommending taxanes plus platinum to be used in both the adjuvant and metastatic settings. It is estimated that 75% of the patients treated in the U.S., in 2013, were treated with paclitaxel-based chemotherapy as front-line therapy.

Pancreatic cancer1

Even though pancreatic cancer is a relatively uncommon form of cancer – making up only 2.1% cancer cases – it is one of the leading causes of cancer related deaths, killing around 38,000 people in the U.S. each year. It is one of the most difficult forms of cancer to treat, especially as it is usually detected at very late stages. It is estimated that around 65,000 patients were diagnosed with pancreatic cancer (mainly adenocarcinoma) in the U.S. and the top 5 EU countries. In 2013, an estimated 45,000 new cases of pancreatic cancer will be diagnosed in the U.S. Pancreatic cancer accounts for about 7% of all cancer deaths and ranks fourth as a cause of cancer death among both men and women in the U.S. A total of 24,120 new pancreatic cancer cases (36%) and 19,850 cancer deaths (7%) are projected to occur in the US in 2015 (Cancer Statistics, 2015, RL Siegel et al., CA Cancer J Clin. 2015, 65:5-29). The treatment choice is largely determined by whether the tumor can be surgically removed. Surgery remains the only treatment that offers a chance of cure for pancreatic cancer patients. Approximately 20% of all pancreatic cancer patients are candidates for surgery.

Gemcitabine-and fluoro-pyrimidine based therapies are the standard of care both in the adjuvant and metastatic settings. The NCCN recommendation for patients with unresectable, locally advanced or metastatic adenocarcinoma of the pancreas includes Abraxane plus gemcitabine, gemcitabine (Gemzar®/Lilly) monotherapy, or in combination with erlotinib (Tarceva®/Astellas), folfirinox, capecitabine (Xeloda®/ Roche-Genentech) or fluorouracil (Efudex/Valeant) as a continuous infusion.

Competition

Cynviloq will be competing against other taxane formulations in the market. These include generic docetaxel and Cremophor-paclitaxel and albumin-bound paclitaxel, marketed by Celgene as Abraxane®.

RTX

According to the American Cancer Society, about 1.5 million people are diagnosed annually with cancer. Each year in the U.S., almost 600,000 people die from cancer, of which approximately 80 percent of those patients experience moderate to severe pain lasting over 90 days. The cost of keeping these patients comfortable adds significantly to the overall cost of treatment. Patient’s primary options are nonsteroidal anti-inflammatory drugs (NSAIDs) or opiates that have a wide variety of administration routes. NSAID s have marginal efficacy, and while opioids can be efficacious, the doses required to achieve efficacy often are accompanied by considerable side effects that severely impact patients’ quality of life such that patients require significant supportive care. In 2005, over 345 million doses of morphine were sold in the U.S. for breakthrough pain alone. High dose opiates are given as a baseline treatment and then patients with breakthrough pain receive additional medication. The cost for treating breakthrough cancer pain using rapidly acting fentanyl preparations (e.g. Actiq® or Fentora®) can reach over $5,000 per patient over a 90 day period. Implantable intrathecal morphine pumps (for 24-hour morphine delivery) can cost over $60,000 to implant, excluding the cost of the medicine and related maintenance. Furthermore, opiates are highly addictive and when misused can result in death from respiratory depression. Risk Evaluation and Mitigation programs are regulatory requirements put in place in an effort to assure safe use of these DEA-scheduled compounds, and are costly not only to the manufacturers but also to the healthcare system. Patients develop tolerance to opioids, requiring higher doses to treat the same amount of pain, which can lead to greater or more frequent side effects and the potential for addiction.

RTX is a small molecule with a non-opiate mechanism of action that may permanently eliminate intractable cancer pain experienced by end-stage cancer patients. When injected intraspinally or paraspinally, RTX directly interacts with nerve cells expressing TRPV-1 receptors without affecting normal sensation (touch and vibration sense) or muscle function. RTX has been extensively tested in animals and is currently being tested in an investigator-sponsored Phase I/II clinical trial at the National Institute of Health or NIH under a Cooperative Research and Development Agreement. To date, 10 patients with terminal cancer pain have been treated at NIH. We intend to launch additional trials to rapidly advance clinical development of the drug in patients with intractable cancer pain.

The mechanism of action for RTX is well understood and has been validated by extensive data in both animals and humans. In chronic pain states, TRPV-1 is upregulated and expressed to a greater degree resulting in central hypersensitivity and pathological pain states. When the drug is delivered via intrathecal injection, through a catheter placed in the cerebrospinal fluid space, it targets and binds to TRPV-1 receptors expressed by specific neurons in the dorsal root ganglion and superficial layers of the dorsal horn of the spinal column. RTX binding to TRPV-1 results in calcium influx, which initiates programmed cell death (“apoptosis”) of only the targeted neurons and, therefore, results in the permanent reduction of pain transmitted by these TRPV-1 positive neurons. The drug is highly specific and does not bind to the large myelinated nerves that transmit normal pain sensations (touch and vibration or position sense), control muscle function or impact cognition. The RTX injection is performed by an anesthesia pain specialist, neurologist, spine surgeon or interventional radiologist trained in such procedures under fluoroscopic guidance as an outpatient procedure under general anesthesia to prevent patient awareness of the pain related to the procedure or injection. RTX has the potential of reducing pain without the side effects associated with opiates, including impairment of physical and/or mental facilities. Treatment is expected to address significant unmet medical needs by producing long lasting, analgesic coverage of intractable chronic pain syndromes. Other potential indications include intractable phantom limb pain, pain related to spinal cord injury, and intractable interstitial cystitis.

An intrathecal injection approach is designed to target more generalized pain syndromes. For more focal and unilateral pain conditions, we are testing targeted injections into or near specific ganglia (e.g., dorsal root ganglia, trigeminal ganglia or sympathetic ganglia). This approach can place RTX in a precise location and avoids the diffuse spread that is possible with RTX injected intrathecally. We are evaluating other severe pain indications that may be approached by local administration of our existing formulations. We believe that these applications of RTX have high unmet needs that can be addressed with relatively low-cost and short-duration development plans.

We have opened an INAD for osteosarcoma-associated pain in dogs with the Center for Veterinary Medicine (“CVM”) division of the FDA.  We are requesting recognition of the program under the minor use/minor species (MUMS) act, legislation which is similar to an Orphan Product Designation for human medicines. Under a MUMS designation, drugs with a reasonable expectation of efficacy in a minor use, such as osteosarcomas, may be marketed in parallel with the pivotal efficacy trial. The sponsor company then has four years, while it is marketing the product, to complete the registration trial and any additional work required by CVM for full approval. We are also testing other veterinary indications whose pathology is driven by afferent nerves and delivery of RTX may be beneficial.  The veterinary market for RTX presents additional low risk opportunities to generate value for our enterprise and to support the human development programs a low cost. We have formed a wholly owned subsidiary, ARK Animal Health, and are accumulating other products to add to ARK’s pipeline.

RTX Development Strategy

The initial signals of safety and efficacy observed by the NIH investigators in the Phase I/II trial and the published data in dogs with osteosarcoma and metastatic bone cancers from the University of Pennsylvania are quite promising. We are recruiting additional patients for the NIH intrathecal trial in order to identify the MTD (maximum tolerated dose) for RTX and to characterize any dose limiting toxicities. We plan to file an IND and begin enrolling patients in corporate sponsored study (s) in 2015. Assuming the Phase I/II studies are successfully completed, and assuming confirmation of the activity observed to date, we intend to pursue future development on an accelerated basis. Other potential indications we may consider include the treatment of pain related to spinal cord injury, intractable phantom pain, intractable neuropathic or visceral pain, and other similar conditions.

G-MAB® Fully Human Antibody Library Platform

We believe our proprietary G-MAB library is one of the industry’s most diverse fully human antibody libraries. Our library achieves its vast diversity from a large collection of high-quality antibodies. The theoretical diversity of our library has been calculated to be more than one quadrillion unique antibodies, making it, to our knowledge, one of the largest fully human antibody libraries available to pharmaceutical and biotechnology companies for drug discovery and development partnerships. Our objective is to leverage our library to develop both FIC and/or BIC antibody drug candidates that we expect will possess greater efficacy and fewer side effects as compared to existing drugs. In addition, the success we have achieved finding strong fully human antibodies that bind to a diverse array of targets provides an ample menu of antibodies for conjugating various small molecule drugs with our antibodies used as the targeting moieties of ADCs or components of BsAbs.

We have experienced a high success rate when screening our diverse library to identify monoclonal antibodies, or mAbs, that have the potential to be used as drugs. Recently, we have selected several lead drug development candidates to advance into clinical trials in 2016, including anti-PD-L1, anti-PD-1, and anti-VEGFR2 mAbs.

The following is a chart of fully human mAbs we have derived from our G-MAB library. It includes antibodies that bind to a wide range of targets, from small molecular weight antigens to large protein complexes antigens, such as G-Protein Coupled Receptors, or GPCRs, a difficult class of antigens to raise therapeutic antibodies against.

In addition to employing our G-MAB library to identify novel therapeutic antibodies, we also plan to: (i) develop potent antibody drug conjugates, or ADCs, for the treatment of certain auto-immune diseases as well as immunodeficiencies.

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

Fully human anti-PD-1 and anti-PD-L1 antibodies

Overview

In recent early clinical studies performed by competitor pharmaceutical companies, immune-oncology anti-cancer antibody therapeutics, including mAbs against programmed cell death protein 1 (PD-1), and programmed cell death 1 ligand 1 (PD-L1), have demonstrated great promise for the treatment of tumors. PD-1 is a T-cell surface protein while PD-L1 is a tumor-associated surface protein. By blocking immunosuppressive signals originating on cancer cells directed against infiltrating T cells, the patients’ own anti-tumor immune response may be rejuvenated.

Preclinical Anti-PD-1 and Anti-PD-L1 Data and Development Plan

Each of our mAbs is novel, proprietary, and fully human. Our most advanced preclinical mAb related to our anti-PD-1 antibody is STI-A1110, and our most advanced preclinical mAbs related to anti-PD-L1 antibodies are STI-A1014 (lead candidate), and STI-A1015. In preclinical studies, our mAbs were at least as potent and effective as the anti-PD-1 and anti-PD-L1 mAbs from competitor companies. We have concluded cell line development for our anti-PD-L1 antibody, STI-A1014, which will lay the foundation for Investigational New Drug, or IND, -enabling studies in the U.S. in 2015. We anticipate that a Phase I clinical trial for the lead candidate anti-PD-L1 antibody could be initiated in 2016. Last year, we entered into a licensing agreement with Lee’s Pharma granting them exclusive rights to STI-A1014 for the greater Chinese market, where STI-A1014 is progressing in IND-enabling studies. Lee’s Pharma will be responsible for most of the pre-clinical and CMC work, including the development of master cell bank for STI-A1014 and cGMP antibody manufacturing in preparation for regulatory filing in China. We may be able to utilize some aspects of the work performed under Lee’s Pharma auspices to supplement and accelerate our US IND filing of STI-A1014 in the first half of 2016, potentially saving significant resources and time for us.

Our anti-PD-1 mAb STI-A1110, the anti-VEGFR2 mAb STI-A0168, and anti-PD-L1 mAb STI-A1015s will enter into IND-enabling studies in 2016. We are currently seeking strategic collaborations to advance these programs as quickly as possible into the clinic.

While our checkpoint inhibitors maybe late into the market as compared to other big pharma players like BMS, Roche, Merck and Merck Serrono, we believe that the future with the immunomodulatory antibodies lie with combination therapy. We note that several large clinical trials are currently recruiting combining antibodies with taxanes and other chemotherapy/small molecules such as tyrosine kinase inhibitors in various solid tumor types. We believe we are well positioned to exploit our internal pipeline comprising of small molecules, ACI and immunomodulatory antibodies to become a leader in the oncology space.

Antibody Drug Conjugates (ADC) Technologies

Our ADCs, have cytotoxic payloads as well as C-Lock™ and K-Lock™ conjugation technologies that allow for site-specific toxin conjugation to the antibody. The ADC technology complements our existing development programs, particularly our G-MAB-derived monoclonal antibodies.

Our two most advanced ADC projects utilize G-MAB-derived VEGFR2 and c-MET antibodies.

The G-MAB Library was initially invented by Henry Ji, Ph.D., STI’s co-founder, Chief Executive Officer and President. A U.S. patent covering the initial incarnation of the G-MAB Library was issued in July 2008 (US Patent 7,405,062) and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering improvements to the initial G-MAB Library, with the key improvements relating to what we believe is our ability to achieve greater library diversity.

Our mAb Technology Advantages

We believe the G-MAB Library may offer the following advantages over competing antibody libraries:

•

The G-MAB Library has been designed to provide a full spectrum of human immunoglobulin gene recombination in fully-human mAb libraries. Unlike chimeric and humanization technologies, the G-MAB Library has allowed the generation of antibodies with fully-human protein sequences without the challenges and limitations of animal-to-human gene transfer procedures; and
•

Because the G-MAB Library represents an in vitro human mAb library technology, it enables faster and cost-effective in vitro screening of a large number of antigens. The G-MAB Library is designed so that any antigen of interest can be investigated, without dependence on the successful induction of a host immune response against the antigen. As compared to a human-mouse technology, the G-MAB Library does not require the costly establishment and maintenance of large animal facilities. In addition, a given human antigen may not induce an immune response in mice.

In addition, since we are an independent, development-stage biotechnology company, we are not a party to agreements that restrict our right to enter into collaborative arrangements with third parties.

Our Adoptive Cellular Immunotherapy Approach

The adoptive immunotherapy field has emerged as the one of most promising and innovative anti-cancer strategies. To date, T-cell based therapies like CAR-T have shown the most promise in hematologic cancers, especially B-cell malignancies like acute lymphoblastic leukemia (ALL) and chronic lymphocytic leukemia (CLL). They have also demonstrated outstanding therapeutic impact, including a high percentage of complete responses (CRs) in Hodgkin lymphoma patients using CD19-CAR T cells. While the clinical results seen have been promising, CAR-T therapies have also caused some concerning side effects, especially cytokine-release syndrome due to the injection of cytokine-releasing T cells. Currently, patient-derived T cells are isolated, propagated, and modified with the CAR in the laboratory and then administered back into the patient. The process, however, solely relies on the ability to obtain sufficient numbers of patient immune cells and to successfully bestow upon them the ability to express the CAR

The CAR.TNK approach will utilize an immortalized NK cell line from Conkwest called Neukoplast (NK-92) as the source for the immune cells. These NK-92 cells will be genetically modified to express surface receptors using our G-MAB library that would allow these cells to recognize antigens on tumor cells. This “off-the-shelf” approach is independent of patient-derived cell as it utilizes CAR.TNKs stably expressing the tumor-targeting receptor. They can be generated and produced in large quantities, thus, circumventing one of the major drawbacks of current CAR-T cell therapies. Natural killer cells also do not trigger the release of cytokines associated with CAR-T therapies.

Our Joint Venture and Collaborations:

The Immunotherapy Antibody Joint Venture:

We entered into an agreement with NantBioCell, to establish a new joint venture called “The Immunotherapy Antibody JV.   NantBioCell will bring a late clinical stage monoclonal antibody as the lead program in the JV while we will contribute several immunomodulatory antibodies, antibody drug conjugates and bispecific antibodies. The JV will be responsible for accelerating the development of our multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-checkpoint antibodies as well as antibody drug conjugates and bispecific antibodies. Through the JV, we believe we can advance several of our core programs into the clinic as expeditiously as possible.

Mutually Exclusive Collaboration with Conkwest on CAR.TNK:

We also entered into a collaboration agreement with Conkwest. Jointly, we will generate and develop products for adoptive immunocellular therapy utilizing Neukoplast cells and chimeric antigen receptors, or CARs, derived from our G-MAB antibody library. The product candidates, coined chimeric antigen receptor tumor-attacking Neukoplast (CAR.TNK), will be developed for the treatment of hematological malignancies as well as solid tumors. Under the terms of the agreement, Conkwest and us will establish an exclusive global strategic collaboration focused on accelerating the development of CAR.TNKs. Together with Conkwest, we have identified an initial prospective list of CAR.TNKs for development. The selected candidates will be evenly divided between both companies with each company being the ‘lead’ for certain product candidates. The lead company for an individual CAR.TNK will be responsible for all pre-clinical and clinical development, regulatory filings, and commercialization of that CAR.TNK. Profit sharing on any CAR.TNK revenues, from any business development or commercial activities, will be proportional to contribution made by each company.

PROSPECTIVE CAR.TNKs FOR DEVELOPMENT:

Target	Potential Indication(s)

EGFRviii.TNK	Glioma
EphA3.TNK	Glioma, AML
L1CAM.TNK	Gastric, pancreatic, NSCLC
CSPG4.TNK	H&N, breast, mesothelioma
BCMA.TNK	Myeloma
ROR1.TNK	CLL, ALL, MCL, breast, lung, pancreas
PSMA or PSCA.TNK	Prostate
PDL1.TNK	Myeloma, RCC, NSCLC, TNBC
CS1.TNK	Myeloma
CD123.TNK	AML
CD19.TNK	CLL, ALL
CD22.TNK	CLL, ALL

mAb, CAR.TNK, ADC and RTX Competition

We compete in an industry characterized by intense competition and rapid technological change. We face, and will continue to face, competition in both the discovery and development of any of our G-MAB library derived, CAR.TNKs, ADC and RTX product opportunities. New discoveries and developments occur and are expected to continue to occur at a rapid pace. There are many companies, including major pharmaceutical and specialized biotechnology companies, engaged in activities similar to ours. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures.

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

We have one issued United States patent relating to G-MAB and one issued US patent for an antibody family obtained from our G-MAB library.

(1)

The Cynviloq patent portfolio consists of 1 issued patent and 5 US patent applications, three filed and prosecuted by the Cynviloq manufacturer, Samyang and two filed by us. The patent protection provided by the Samyang family of patents expires in 2028 and the two patent applications filed by us expire in 2034 and 2035.

(2)	The RTX product is protected by a small family of patents, one of which has issued in the US that provides product protection until 2021.

(3)

G-MAB has one issued U.S. patent (7,405,062) which expires in 2022 and two additional patent families relating to the G-MAB library technology. The third patent family is being maintained as a trade secret as it was filed only in the U.S.

without publication. Given the difficult ability to enforce such patent rights, we will decide at a later date whether to issue this invention as a U.S. patent with publication. In addition, there are ten (10) separate filed patent application families relating to therapeutic products with lead candidates that include the PD-L1, PD-1, CCR2, VEGFR2, c-Met, WISP1, CTLA4, CCR2, DLL4, ErbB3, CXCR3, CXCR5, CD147, Oprf, CD47, CD137, TIM3, Jagged-1, and CTLA4 projects.

(4)

Quorum Quenching is a platform including a patent family exclusively licensed from the TSRI and includes the MRSA project. In addition, there is a separately filed patent application family for a lead anti-MRSA product derived from our G-MAB library. One patent application from this family has issued as a US patent.

(5)

There are two families of ADC patents that describe and claim the conjugation chemistries that we call C-Lock and K-Lock, initially developed by Concortis. These patent application have a term of protection until 2033. Concortis has also developed three families of different toxin derivatives, coupled to the Concortis proprietary conjugation chemistry for proprietary ADCs. The patent applications (three) supporting this effort expire in 2035.

(6)

MYC Inhibitors are genus of structurally-related compounds having activity as significant oncology agents to inhibit myc. The initial genus of compounds is the subject of a patent application family exclusively licensed from TSRI (The Scripps Research Institute).

(7)

TRAIL Inducers are a genus of structurally-related compounds having activity as significant oncology agents that act as TRAIL inducers and have potential oncology activities. There is a method of treatment patent from Penn State directed to treatment use with a different structure compound that is currently in clinical trials for glioblastoma where it is likely that our patent application for the novel compound structure will dominate any making, using or selling of the Penn State subject matter that has been called “TIC10.” Our claimed lead structure is not TIC10, as described in the Penn State patent. The initial genus of compounds is the subject of a patent application family exclusively licensed from TSRI (The Scripps Research Institute).

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

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmaco vigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the U.S. and the European Union, SPA or Protocol Assistance procedures are available. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to an SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

Antibody Clinical Development

We currently focus our research efforts primarily in the identification and isolation of human antibody drug candidates and further characterize these antibody candidates in in vitro and in vivo functional testing. Due to our limited financial resources, we intend to actively seek product development and commercialization partners from the biopharmaceuticals industry to help us advance the clinical development of select product candidates.

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

Employees

As of December 31, 2014, we had 66 employees and 18 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development

Our research and development expenses totaled $24.0 million and $9.0 million in the years ended December 31, 2014 and 2013, respectively.

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

We were originally incorporated as San Diego Antibody Company in California in 2006 and were renamed “Sorrento Therapeutics, Inc.” and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware, or the Reincorporation. Immediately following the Reincorporation, on December 4, 2009, we merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation, or the Roll-Up Merger. Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.” We formed Sorrento Therapeutics, Inc. Hong Kong Limited effective December 4, 2012. Sorrento Hong Kong had no operations from formation through December 31, 2014. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

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

As of December 31, 2014, 2013 and 2012, we had an accumulated deficit of $67.5 million, $32.9 million and $11.0 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing and acquired operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human or veterinary indications, (iii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (iv) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, and (v) expand our corporate infrastructure, including the costs associated with being a NASDAQ public company. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Specifically, with respect to Cynviloq, we are relying in part on third party data on paclitaxel, which is the active ingredient in Cynviloq and the previously approved products Abraxane® and Taxol. There can be no assurance that the FDA will not require us to conduct additional preclinical or clinical studies or otherwise obtain new supplementary data with respect to some or all of the data upon which we may rely prior to approving a Cynviloq NDA. For instance, if bioequivalence, or BE, is not established between Abraxane and Cynviloq, then clinical trials to assess the safety and/or efficacy of our formulation may be needed.

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

Our success also relies, in part, on obtaining Hatch-Waxman marketing exclusivity in connection with any approval of our NDA for Cynviloq. Such exclusivity protection would preclude the FDA from approving a marketing application for a duplicate of Cynviloq, a product candidate that the FDA views as having the same conditions of approval as Cynviloq (for example, the same indication, the same route of delivery and/or other conditions of use), or a 505(b)(2) NDA submitted to the FDA with Cynviloq as the reference product, for a period of three years from the date of Cynviloq approval, although the FDA may accept and commence review of such applications. This form of exclusivity may not prevent FDA approval of an NDA that relies only on its own data to support the change or innovation. Similarly, if, prior to approval of the Cynviloq NDA, another company obtains approval for a product candidate under, in the view of the FDA, the same conditions of approval that we are seeking for Cynviloq, Cynviloq could be blocked until the other company’s three-year Hatch-Waxman marketing exclusivity expires

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

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

Our approach to the discovery and development of product candidates that target ADCs is unproven, and we do not know whether we will be able to develop any products of commercial value.

ADCs are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to identify commercially viable drugs to treat human patients with cancer or other diseases.

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

With respect to Cynviloq (Genexol-PM), we are solely dependent on and are required to purchase from Samyang all of our required supplies of the product, and there can be no assurance that the product we receive is manufactured in accordance with applicable regulatory requirements or that Samyang will provide us with all of the product that we require.  Our reliance on Samyang may result in a failure to supply, which would impact our ability to further develop and obtain approval for Cynviloq, or to successfully commercialize the product, even if approved.  Any failure of Samyang in supplying Cynviloq to meet our requirements, including cGMP standards, would risk significant delay and potential non-approvability of Cynviloq, which would have a material adverse effect on our business and operations.

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

To date, our initial focus has been on the development of Cynviloq for the treatment of metastatic breast cancer, or MBC, and non-small cell lung cancer, or NSCLC. A key element of our strategy is to pursue clinical development of Cynviloq for bladder cancer and ovarian cancer, and potentially for other indications. Although we believe there is large commercial opportunity for the treatment of MBC and NSCLC alone, our ability to generate and grow revenues will be highly dependent on our ability to successfully develop and commercialize Cynviloq for the treatment of additional indications. The development of Cynviloq for additional indications is prone to the risks of failure inherent in drug development and we cannot provide you any assurance that we will be able to successfully advance any of these programs through the development process. Even if we receive FDA approval to market Cynviloq for the treatment of any additional indications, we cannot assure you that any such indications will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize Cynviloq for additional indications, our commercial opportunity will be limited and our business prospects will suffer.

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

Our product development efforts for our FIC therapeutic antibodies, ADC, bispecific Abs, CAR.TNK and rIVIG technologies are designed to focus on novel therapeutic approaches and technologies that have not been widely studied. We are applying these approaches and technologies in our attempt to discover new treatments for conditions that are also the subject of research and development efforts of many other companies. These approaches and technologies may never be successful.

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

We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D, Chief Executive Officer and President, Mike Royal, Executive Vice President of Clinical and Regulatory Affairs, David Miao, Chief Technology Officer and George Uy, Executive Vice President and Chief Commercial Officer. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
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

Our principal executive offices, which house our research and development programs, are located in San Diego, California. We are moving to new facilities in San Diego in 2015, which may impact the timing and plans if we fail to timely and successfully move our research staff.  Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. In the event that our facilities were affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third-parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities. If we expand our worldwide manufacturing locations, there can be no assurance that this expansion will occur without implementation difficulties, or at all.

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

Effective in March 2014, as amended and restated, we entered into a $12.5 million loan and security agreement with Oxford Finance and Silicon Valley Bank that is secured by a lien covering substantially all of our assets, excluding intellectual property. As of December 31, 2014, we had an outstanding principal balance of $12.5 million. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

  Risks Related to Acquisitions

We have and plan to continue to acquire businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.

In the past 18 months, we acquired three companies.  The success of any acquisitions depend on, among other things, our ability to combine our businesses in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.

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

During 2013, for example, we incurred significant legal and professional fees in connection with such acquisitions. We expect to incur additional costs integrating the companies’ operations, higher development and regulatory costs, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration of our companies and advancement of acquired product candidates and technologies such as Cynviloq, RTX and Concortis assets exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the U.S. or abroad.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We have one issued U.S. patent covering our G-MAB® which expires in 2022 and the examination of its European equivalent is currently in progress. In 2011, several improvement patent applications were filed for our proprietary antibody library technology. However, due to the difficulties of enforcing such antibody library technology, we filed a key patent application in the U.S. only and requested nonpublication. In 2013 and 2014, we filed 18 antibody family patents. The first of the antibody family patents applications issued on October 14, 2014 as U.S. Patent 8,859,740. In 2013 and 2014, we filed five patent application families for the Concortis conjugation chemistry associated with ADC’s.

We have also filed two patent applications protecting improvements we found for Cynviloq. Those two patent applications, once issued as patents, if ever, will protect the Cynviloq product until 2034 or 2035.

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

The potential commercial launch of Cynviloq could be delayed in the event that the manufacturer of Abraxane files a lawsuit against us.

We plan to file an NDA for Cynviloq under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and as a result we will be required to file a subparagraph (iv) certification for the Orange Book-listed patents for Abraxane.  The Orange Book listed patents for Abraxane require a paclitaxel formulation having human serum albumin coating its particles (Cynviloq does not have human serum albumin in its formulation).  The commercial manufacturer of Abraxane may file a lawsuit against us for which we believe there is not merit.  In the event a lawsuit is filed against us the potential commercial launch of Cynviloq could be delayed up to a maximum of 30 months which would have a material adverse effect on our business.

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

Our strategic investments may result in losses.

We periodically make strategic investments in various public and private companies with businesses or technologies that may complement our business. The market values of these strategic investments may fluctuate due to market conditions and other conditions over which we have no control. Other-than-temporary declines in the market price and valuations of the securities that we hold in other companies would require us to record losses related to our investment. This could result in future charges to our earnings. It is uncertain whether or not we will realize any long-term benefits associated with these strategic investments.

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

Existing stockholders’ interest in us may be diluted by additional issuances of equity securities and raising funds through acquisitions, lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

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

As of December 31, 2014, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, over 41.3% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Our ability to use our net operating loss carry forwards may be subject to limitation.

Generally, a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carryforwards attributable to the period prior to the change. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability for us. At December 31, 2014, we had net operating loss carryforwards aggregating approximately $58.8 million.

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

We currently lease in San Diego, California approximately 18,500 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 6,400 square feet of office space at a third location adjacent to our corporate offices.  We also lease 2,400 square feet of office space in Irvine, California and approximately 1,800 square feet of office space in Cary, North Carolina.  Our lease agreements in San Diego, as amended, for our corporate office and laboratory space, our second laboratory and office space and our third office space, expire in March 2016, June 2018 and January 2016, respectively.  Our Irvine lease, as amended, expires in March 2015 and will not be renewed and the lease on office space in North Carolina expires March 2016.

In February 2015, we entered into a new lease for 43,022 square feet of corporate office and laboratory space in San Diego, California.  This lease expires in 2025.  We intend to sublease our existing corporate office and laboratory space until the leases expire.  We believe that this new leased facility will be adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansions of our operations on commercially reasonable terms.

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

The following table sets forth the range of high and low sale prices for our common stock for the periods indicated in 2014 as reported by NASDAQ, and for the fourth quarter ending December 31, 2013 as reported by NASDAQ and the high and low bid quotations for our common stock, as reported by the OTCBB on a quarterly basis for the three quarters ended September 30, 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On July 30, 2013, we completed a 1-for-25 reverse split of our common stock. All common shares and per common share amounts in the table have been adjusted retroactively to reflect the effects of this action.

	2014		2013
First Quarter	$16.40	$7.92	$8.75	$4.00
Second Quarter	13.30	4.75	12.00	2.50
Third Quarter	6.87	4.20	10.00	5.20
Fourth Quarter	10.80	3.10	10.30	7.80

Holders of Record

As of March 10, 2015, there were 221 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any dividends or making any other distributions in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2014. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,252,434	$6.38	1,417,866	(2)
Equity compensation plans not approved by security holders (3)	3,200	1.12	—
Total	2,255,634		1,417,866

(1)	Comprised of our 2009 Stock Incentive Plan, or the 2009 Plan.
(2)

Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 3,760,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2014, 3,760,000 shares were authorized under the 2009 Plan, with 1,417,866 shares remaining available for future issuance under the plan.

(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.

Performance Graph

          The following graph compares the cumulative total stockholder return on our common stock from December 31, 2009 to December 31, 2014 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2009 in our common stock, and in the NASDAQ Market Index and the NASDAQ Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

CONPARISON OF CUMULATIVE TOTAL RETURN
AMONG SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX
$600
$500
$400
$300
$200
$100
$-
2009
2010
2011
2012
2013
2014
SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX
NASDAQ BIOTECH INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON DECEMBER 31, 2009

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, have been derived from our audited consolidated financial statements which appear elsewhere in this report.  The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of the operating results to be expected in the future.  All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Year Ended December 31,

(In thousands, except per share data)

Income Statement Data:	2014	2013	2012	2011	2010
Revenues:
Grant	$488	$452	$584	$329	$659
Sales and services	3,337	8	—	—	—
Collaboration and reimbursable research and development costs	—	—	—	200	23
Total revenues	3,825	460	584	529	682
Loss from operations	(34,742)	(21,668)	(4,852)	(3,242)	(1,812)
Net loss	$(34,657)	$(21,911)	$(4,845)	$(3,236)	$(1,808)
Net loss per share - basic and diluted	$(1.30)	$(1.46)	$(0.42)	$(0.33)	$(0.20)
Weighted average number of shares during the period - basic and diluted	26,679	15,046	11,405	9,922	8,834

As of December 31,

(In thousands)

Balance Sheet Data:	2014	2013	2012	2011	2010
Cash and cash equivalents	$71,902	$31,667	$5,091	$3,467	$5,278
Intangibles, net	30,976	33,321	—	—	—
Goodwill	24,041	24,041	—	—	—
Total assets	141,541	92,582	6,781	4,569	5,688
Total liabilities	32,828	25,773	584	359	604
Stockholders' equity	108,713	66,809	6,197	4,210	5,084

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe as well as international markets. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have two clinical development programs underway: (i) Cynviloq™, our lead oncology drug product candidate, a polymeric, albumin-free nanoparticle paclitaxel formulation, and (ii) resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including our fully human anti- PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor Tumor-attacking Neukoplast® (CAR.TNK™, pronounced “CARTANK”) for adoptive cellular immunotherapies (ACI). Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs.

Through December 31, 2014, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2015. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

Although we intend to retain ownership and control of product candidates by advancing the development, we regularly also consider partnerships with pharmaceutical or biopharmaceutical companies in order to balance the risks and costs associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates.

Significant 2014 Developments

Bank Loan and Security Agreement. In March 2014, we entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks, which was funded at closing. The interest rate on the amended and restated loan is 7.95% per annum.  In October 2014, we entered into a second amendment to the amended and restated loan and security agreement which extended the interest only period from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017.

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

Agreement with Morphotek. In June 2014, we entered into a collaboration agreement with Morphotek, Inc., or Morphotek, to generate novel ADCs based on a Morphotek antibody linked to chemotherapeutic agents using proprietary ADC Technology. Under the terms of the agreement, we received $200,000 during 2014 upon the completion and delivery of the agreed upon initial quantity of ADC’s and we will receive future research fees, milestone payments and royalties on future net sales. Additionally, we have the potential to receive up to $50 million upon the successful attainment of key milestones.

Agreement with Lee’s Pharmaceutical. In October 2014, we entered into a license agreement with China Oncology Focus Limited, an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s Pharma, pursuant to which Lee’s Pharma licensed our fully human immune-oncology anti-PD-L1 monoclonal antibody STI-A1014. Under the terms of the agreement, Lee’s Pharma received exclusive rights to develop and commercialize the STI-A1014 for the greater Chinese market, including Mainland China, Hong Kong, Macau, and Taiwan. In turn, we received an up-front payment of $1.0 million recorded as deferred revenue at December 31, 2014, and will receive potential future milestone payments and royalties on future net sales. In total, we have the potential to receive more than $46 million upon the successful attainment of key milestones, excluding royalties, and retain all the rights to use data generated by Lee’s Pharma for territories outside of the greater Chinese market. Additionally, Lee’s Pharma purchased 400,000 shares of our common stock at a price of $9.00 per share, or an aggregate of $3.6 million, before commissions.

Joint Venture Agreement.  In December, 2014, we entered into an agreement with NantBioCell, LLC, or NantBioCell, a wholly owned subsidiary of Nantworks, a private company owned by Dr. Patrick Soon-Shiong.  Under the terms of the agreement, we and NantBioCell intend to establish a new joint venture called The Immunotherapy Antibody JV, or JV, as an independent biotechnology company with $20.0 million initial joint funding expected mid-2015, $12.0 million from NantBioCell and $8.0 from us representing a at 60:40 ownership between NantBioCell and us, respectively. The JV will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.  In connection with this agreement we entered into a securities purchase agreement with Cambridge Equities, LP, or Cambridge, a limited partnership owned by Dr. Soon-Shiong, pursuant to which we agreed to issue and sell to Cambridge a 19.9% equity stake or an aggregate of 7,188,062 shares of our common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the purchase agreement, Cambridge received a warrant to purchase 1,724,138 shares of our common stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share and is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Agreement with Conkwest Incorporated.  In December 2014, we also entered into a collaboration agreement with Conkwest Incorporated, or Conkwest, a privately-held life sciences company developing and commercializing the proprietary cancer-killing cell line Neukoplast (also known as NK-92) for the treatment of cancers and viral infections. Jointly, we and Conkwest will generate and develop products for adoptive immunocellular therapy utilizing Neukoplast cells and chimeric antigen receptors, or CARs, derived from our G-MAB antibody library. The product candidates, coined chimeric antigen receptor tumor-attacking Neukoplast (CAR.TNK), will be developed for the treatment of hematological malignancies as well as solid tumors. Under the terms of the agreement, we and Conkwest will establish an exclusive global strategic collaboration focused on accelerating the development of CAR.TNKs, including CD19-CAR.TNK™, PD-L1-CAR.TNK™, PSMA-CAR.TNK™, CD123-CAR.TNK™, and other CAR.TNKs for the treatment of hematological malignancies as well as solid tumors. Both companies will jointly own and share development costs and revenues from any developed CAR.TNK products. In connection with this agreement we entered into a subscription and investment agreement with Conkwest, as amended, pursuant to which Conkwest issued and sold to us an aggregate of 3,034,473 shares of Conkwest Class A common stock for an aggregate purchase price of $10.0 million representing an equity stake in Conkwest of approximately 9%.

Related Party Agreements with Wholly-Owned Subsidiary Ark Animal Health, Inc.

License and Development Agreement. On June 18, 2014, we entered into a License and Development Agreement (LDA) with our wholly-owned subsidiary Ark Animal Health, Inc. (Ark) whereby we granted Ark a license to develop and commercialize RTX for animal use only, in exchange for the issuance to us 10,000,000 shares of Ark common stock valued at $13.1 million representing 100% of the outstanding shares of Ark common stock. Such intercompany transactions have been eliminated in consolidation.

Transition Services Agreement. On June 18, 2014, we entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, we have provided and/or have made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on our behalf, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to us for the services provided, and those fees will generally be in amounts intended to allow us to recover all of our direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of ours and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by our personnel performing services for Ark under the TSA. In addition, Ark will reimburse us for direct out-of-pocket costs incurred by us for third party services provided to Ark. As of December 31, 2014, we have recorded $991,000 of costs associated with activities contemplated under the TSA. Such intercompany transactions have been eliminated in consolidation. In order for us to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement. On June 18, 2014, we entered into a Loan and Security Agreement (Loan Agreement) with Ark pursuant to which we agreed to lend Ark, as amended in August 2014, up to $1.0 million for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5.0 million, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, we have a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through December 31, 2014, we paid for certain general, administrative and research and development expenses totaling $991,000. The intercompany balances associated with these transactions have been eliminated in consolidation.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2014, 2013 and 2012. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2014 and 2013

(figures in 000’s unless otherwise specified)

Revenues. Revenues were $3,825 for the year ended December 31, 2014, as compared to $460 for the year ended December 31, 2013. The net increase of $3,365 is primarily due to sales and service revenues of $3,337 generated from the sale of customized reagents and providing contract development services from the Concortis operations that was acquired in December 2013. Activities under our active grants for the year ended December 31, 2014 were higher than in the corresponding period of 2013 due primarily to an increase in active grants in the year ending December 31, 2014 as compared to the active grants in the same period of 2013.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-

year period which commenced in June 2012, with a total grant award of $600,000. The Staph Grant II award revenues for the years ended December 31, 2014, 2013 and 2012, were $150, $308 and $129, respectively

In June 2014, the NIAID awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the year ended December 31, 2014, we recorded $220 of revenue associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the year ended December 31, 2014, we recorded $28 of revenue associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the year ended December 31, 2014, we recorded $86 of revenue associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance our immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the year ended December 31, 2014, we recorded $5 of revenue associated with the Phase I WISP1 grant award.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.

Cost of revenues. Cost of revenues for the year ended December 31, 2014 and 2013 were $2,043 and $4, respectively.  The increase is due primarily to 2014 reflecting a full year of the sale of customized reagents and providing contract development services compared to the costs from our mid December 2013 acquisition of Concortis through the prior year-end. The costs generally include employee salaries and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.  We expect cost of revenues to fluctuate with related revenues.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2014 and 2013 were $23,983 and $9,017, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $14,966 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications, and to fund Ark activities in advance of Ark securing stand-alone financing. We expect research and development expenses to increase in absolute dollars as we: (i) advance our Cynviloq BE registration trial and pursue other potential indications, including expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (v) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2014 and 2013 were $209 and $5,986, respectively. Acquired in-process research and development expenses for the year ended December 31, 2014 include the costs associated with a research agreement. Acquired in-process research and development expenses for the year ended December 31, 2013 include (i) the costs associated with entering into a termination and release agreement with OPKO whereby we terminated the OPKO License in its entirety, (ii) the purchase price of Tocosol, and (iii) the purchase price of the license rights to RTX.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2014 and 2013 were $9,987 and $6,317, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $3,670 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations, and to fund Ark activities in anticipation of Ark securing stand-alone financing. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, (ii) and increased infrastructure costs, and (iii) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the years ended December 31, 2014 and 2013 was $2,345 and $804, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol and from acquired technology and customer relationships from Concortis, all acquired in the latter part of 2013.

Interest Expense. Interest expense for the years ended December 31, 2014 and 2013 was $1,629 and $253, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement entered into in March 2014.

Interest Income. Interest income for the years ended December 31, 2014 and 2013 was $12 and $10, respectively. The increase in interest income resulted from higher average cash balances in 2014 as compared to the same period in 2013. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the years ended December 31, 2014 and 2013 was $1,702 and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities, return to provision true-ups.

Net Loss. Net loss for the years ended December 31, 2014 and 2013 was $34,657 and $21,911, respectively. The increase in net loss is mainly attributable to the expanded research and development, intangible amortization and general and administrative activities.

Comparison of the Years Ended December 31, 2013 and 2012

Revenues. Revenues were $460 for the year ended December 31, 2013, as compared to $584 for the year ended December 31, 2012. The net decrease of $124 is due to decreased activities under two active grants received from the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, in the year ended December 31, 2013 as compared to three active grants for the year ended December 31, 2012.

In May 2010, we were awarded an Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Phase 1 Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012, with a total grant award of $600. We recorded revenue associated with the grant as the related costs and expenses were incurred. During the year ended December 31, 2013 and 2012, we recorded $0 and $119 of revenue associated with the Staph Grant award, respectively.

In July 2011, we were awarded a second Advanced Technology Small Business Technology Transfer Research grant to support our program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the C. difficile Grant award covers a two-year period which commenced in June 2011 and ended in June 2013, with a total grant award of $600. The C. difficile Grant award revenues for the years ended December 31, 2013 and 2012 were $144 and $336, respectively.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the years ended December 31, 2013 and 2012 were $308 and $129, respectively.

  Sales and service revenues of $8 were derived from our Concortis subsidiary that was acquired in December 2013. We had no other revenue during the years ended December 31, 2013 and 2012 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

Cost of revenues. Cost of revenues relate to sales and services costs totaling $4. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2013 and 2012 were $9,017 and $3,830, respectively. Research and development expenses include the costs to identify, isolate and advance human antibody drug candidates derived from our libraries, costs to initiate and/or conduct our bioequivalence, or BE, registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, preclinical testing, clinical development expenses, laboratory supplies, consulting costs, depreciation and other expenses. The increase of $5,187 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities, our BE registration trial and receipt of the two NIH Grant awards in July 2011 and June 2012, respectively.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2013 and 2012 were $5,986 and $0, respectively. Acquired in-process research and development expenses include: (i) the costs associated with entering into a termination and release agreement with OPKO whereby we terminated the OPKO License in its entirety, (ii) the purchase price of Tocosol, and (iii) the purchase price of the license rights to RTX.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2013 and 2012 were $6,317 and $1,606, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $4,711 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations.

Intangible Amortization. Intangible amortization for the years ended December 31, 2013 and 2012 was $804 and $0, respectively. The increase resulted primarily from the acquisition and amortization of intangible license rights from IgDraSol, from the amortization of our exclusive irrevocable option agreement to acquire IgDraSol, and from acquired technology and customer relationships from Concortis.

Interest Expense. Interest expense for the years ended December 31, 2013 and 2012 was $253 and $0, respectively. The increase in interest expense resulted from borrowings under the equipment loan entered into in February 2013 and from borrowings under the loan and security agreement entered into in September 2013.

Interest Income. Interest income for the years ended December 31, 2013 and 2012 was $10 and $7, respectively. The increase in interest income resulted from higher average cash balances in 2013 as compared to 2012. We expect that continued low interest rates will significantly limit our interest income in the near term.

Net Loss. Net loss for the years ended December 31, 2013 and 2012 was $21,911 and $4,845, respectively. The increase in net loss is mainly attributable to the expanded research and development, in-process research and development, and general and administrative activities.

Liquidity and Capital Resources

As of December 31, 2014, we had $71,902 in cash and cash equivalents primarily attributable to: (i) issuance of 7.2 million shares of our common stock for cash to Cambridge Equities in a private equity financing totaling $41,723, (ii) issuance of 400,000 shares of our common stock for cash to Lee’s Pharmaceuticals in a private equity financing totaling $3,420, (iii) the closing of our underwritten public offerings in October 2013 and May 2014 and conversion of outstanding promissory notes into our common stock for aggregate net proceeds of $59,847, and (iv) net borrowings under our $12.5 million amended and restated loan and security agreement in March 2014. Our working capital as of December 31, 2014 was $64.4 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $28,764 for 2014 and is primarily attributable to our net loss of $34,657 and our net reduction in working capital balances of $222, which were offset by $6,115 in non-cash activities relating to stock-based compensation, acquired in-process research and development, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $16,489 for 2013 and primarily reflects a net loss of $21,911, which was partially offset by $4,984 in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities.

Cash Flows from Investing Activities. Net cash used for investing activities was $10,591 for 2014 as compared to $503 for 2013. The net cash used related primarily to an investment in Conkwest Incorporated Class A common stock and equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities for 2014 and 2013 was $79,590 and $43,568, respectively, which were primarily derived from the issuance of common stock for cash, the closing of our underwritten public offerings and cash provided by increases in net borrowings under our amended and restated loan and security agreement.

Future Liquidity Needs. From inception through December 31, 2014, we have principally financed our operations through underwritten public offerings of our common stock and private equity financings with aggregate net proceeds of $124,938, as we have not generated any product related revenue from our planned principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund our operations and fund our portion of the JV activities. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) complete our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human indications, (iii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical development activities, (iv) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, (v) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (vi) ownership of our share of JV and collaboration costs for our products and technologies. We believe we have the ability to meet all obligations due over the course of the next twelve months.

We plan to continue to fund our operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides us the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering (see Note 9), we have the ability to offer up to $36.6 million of additional securities. In November 2014, we filed an additional universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC.  Pursuant to these Shelf Registration Statements, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2014, we have not experienced any losses on such accounts.

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

Revenue Recognition. Our revenues are generated from grant awards. The revenue from grant awards is based upon subcontractor costs and internal costs incurred that are specifically covered by each grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue.

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

Off-Balance Sheet Arrangements

From our inception through December 31, 2014, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Refer to Note 2, “Nature of Operations and Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk is confined to our cash and cash equivalents. We have cash and cash equivalents and invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Our amended and restated loan and security agreement has a fixed interest rate of 7.95% per annum through the loan maturity. We do not believe that we have any material exposure to interest rate risk arising from our investments.

Capital Market Risk. We currently do not have significant revenues from grants or sales and services and we have no product revenues from our planned principal operations and therefore depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, our chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2015 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in the 2015 Proxy Statement and is incorporated herein by reference.

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

2.2*

Agreement of Merger by and among Sorrento Therapeutics, Inc., Catalyst Merger Sub, Inc., Concortis Biosystems, Corp., Zhenwei Miao and Gang Chen dated as of November 11, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2013).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013).

Exhibit No.	Description
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

4.3

Amended and Restated Rights Agreement, dated as of December 22, 2014 by and between Sorrento Therapeutics, Inc. and Philadelphia Stock Transfer, Inc.., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2014).

4.4	Common Stock Purchase Warrant issued to Cambridge Equities, LP.

10.1+

Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 25, 2014).

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

10.10±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.11±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

Exhibit No.	Description
10.12±

2009 Amended and Restated Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Appendix A to the definitive proxy statement filed by Sorrento Therapeutics, Inc. with the Securities and Exchange Commission on April 16, 2013).

10.13±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.14±

Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.15±

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

10.17±	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2013).

10.18

Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

10.19*

Loan and Security Agreement dated as of September 27, 2013 among Oxford Finance LLC, Silicon Valley Bank, Sorrento Therapeutics, Inc. and IgDraSol, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.20*

Registration Rights Agreement by and among Sorrento Therapeutics, Inc. and the stockholders of Sherrington Pharmaceuticals, Inc. dated as of October 9, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2013).

10.21*

Amended and Restated Loan and Security Agreement dated as of March 31, 2014 among Oxford Finance LLC, Silicon Valley Bank, Sorrento Therapeutics, Inc., IgDraSol, Inc., Sherrington Pharmaceuticals, Inc., Concortis Biosystems, Corp. and Ark Animal Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014).

10.22

Second Amendment to Amended and Restated Loan and Security Agreement between Sorrento Therapeutics, Inc., Oxford Finance LLC and Silicon Valley Bank dated October 30, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2014).

10.23±

Employment Agreement, dated December 19, 2013, by and between Sorrento Therapeutics, Inc. and Zhenwei Miao. (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014)

10.24	Securities Purchase Agreement dated December 14, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP.

10.25	First Amendment to Securities Purchase Agreement dated December 22, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP.

10.26

Form of Subscription and Investment Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.27

Form of Registration Rights Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.28

Form of First Amendment to Subscription and Investment Agreement, dated as of December 23, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

Exhibit No.	Description

10.29

Form of Stockholders’ Agreement, dated as of December 23, 2014, by and among Conkwest, Inc., Sorrento Therapeutics, Inc., Cambridge Equities, LP and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.30*	Lease dated as of February 3, 2015 by and between HCP University Center West LLC and Sorrento Therapeutics, Inc.

21.1	List of Subsidiaries

23.1	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Douglas Langston, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Douglas Langston, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 13, 2015	SORRENTO THERAPEUTICS, INC.
	By:	/s/ HENRY JI
Director, Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ HENRY JI	Director, Chief Executive Officer	March 13, 2015
Henry Ji, Ph.D.	& President (Principal Executive Officer)
/s/ Douglas Langston	Vice President, Finance	March 13, 2015
Douglas Langston	(Principal Financial and Accounting Officer)
/s/ WILLIAM S. MARTH	Director	March 13, 2015
William S. Marth, Ph.D.
/s/ Douglas Ebersole	Director	March 13, 2015
Douglas Ebersole
/s/ KIM D. JANDA	Director	March 13, 2015
Kim D. Janda, Ph.D.
/s/ MARK DURAND	Director	March 13, 2015
Mark Durand
/s/ JAISIM SHAH	Director	March 13, 2015
Jaisim Shah

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sorrento Therapeutics, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sorrento Therapeutics, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 13, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc. and Subsidiaries

San Diego, California

We have audited Sorrento Therapeutics, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sorrento Therapeutics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of Sorrento Therapeutics, Inc. and Subsidiaries, and our report dated March 13, 2015, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 13, 2015

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$71,902	$31,667
Grants and accounts receivables, net	732	394
Prepaid expenses and other, net	1,281	571
Total current assets	73,915	32,632
Property and equipment, net	2,277	2,440
Intangibles, net	30,976	33,321
Goodwill	24,041	24,041
Investment in common stock	10,000	—
Other, net	332	148
Total assets	$141,541	$92,582
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,656	$2,153
Accrued payroll and related	1,825	1,664
Current portion of deferred compensation	1,893	904
Accrued expenses	867	385
Current portion of debt	3,316	374
Total current liabilities	9,557	5,480
Long-term debt	8,830	4,431
Deferred compensation	796	1,497
Deferred tax liabilities	12,546	14,248
Deferred revenue, rent and other	1,099	117
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 36,184,912 and 23,028,100 shares issued and outstanding at December 31, 2014 and 2013, respectively	4	2
Additional paid-in capital	176,227	99,668
Accumulated deficit	(67,518)	(32,861)
Total stockholders' equity	108,713	66,809
Total liabilities and stockholders' equity	$141,541	$92,582

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except for share amounts)

	2014	2013	2012
Revenues:
Grant	$488	$452	$584
Sales and services	3,337	8	—
Total revenues	3,825	460	584
Operating costs and expenses:
Costs of revenues	2,043	4	—
Research and development	23,983	9,017	3,830
Acquired in-process research and development	209	5,986	—
General and administrative	9,987	6,317	1,606
Intangible amortization	2,345	804	—
Total costs and operating expenses	38,567	22,128	5,436
Loss from operations	(34,742)	(21,668)	(4,852)
Interest expense	(1,629)	(253)	—
Interest income	12	10	7
Loss from operations before income tax	(36,359)	(21,911)	(4,845)
Income tax benefit	(1,702)	—	—
Net loss	$(34,657)	$(21,911)	$(4,845)
Net loss per share - basic and diluted	$(1.30)	$(1.46)	$(0.42)
Weighted average number of shares during the period - basic and diluted	26,679	15,046	11,405

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2011	10,493,887	$1	$10,313	$(6,105)	$4,209
Issuance of common stock in connection with the exercise of stock options	10,800	—	36	—	36
Issuance of common stock for cash at $4.00 per share, net of issuance costs of $66	1,500,000	—	5,934	—	5,934
Stock-based compensation	—	—	863	—	863
Net loss	—	—	—	(4,845)	(4,845)
Balance, December 31, 2012	12,004,687	$1	$17,146	$(10,950)	$6,197
Issuance of common stock in connection with the exercise of stock options	7,300	—	17	—	17
Issuance of common stock for cash at $4.50 per share, net of issuance costs of $64	1,426,406	—	6,354	—	6,354
Issuance of common stock with assignment agreement	10,000	—	40	—	40
Issuance of common stock in connection with IgDraSol merger at $9.25 per share	3,006,641	—	27,811	—	27,811
Issuance of common stock in connection with Sherrington acquisition at $8.48 per share	200,000	—	1,698	—	1,698
Issuance of common stock warrants in connection loan and security agreement	—	—	215	—	215
Issuance of common stock in connection with Concortis merger at $8.48 per share	1,331,978	—	11,295	—	11,295
Issuance of common stock for convertible note holders at $7.25 per share	256,119	—	1,857	—	1,857
Issuance of common stock for cash at $7.25 per share, net of issuance costs of $3,254	4,772,500	1	31,346	—	31,347
Issuance of common stock in lieu of cash legal fees	12,469	—	100	—	100
Stock-based compensation	—	—	1,789	—	1,789
Net loss	—	—	—	(21,911)	(21,911)
Balance, December 31, 2013	23,028,100	2	99,668	(32,861)	66,809
Issuance of common stock for research agreement	25,000	—	209	—	209
Issuance of common stock with exercise of options	64,000	—	304	—	304
Issuance of common stock warrants in connection with amended loan and security agreement	—	—	322	—	322
Issuance of common stock for cash at $5.25 per share, net of issuance costs of $2,126	5,479,750	1	26,642	—	26,643
Issuance of common stock for cash at $9.00 per share, net of issuance costs of $180	400,000	—	3,420	—	3,420
Issuance of common stock and warrants for cash at $5.80 per share, net of issuance costs of $20	7,188,062	1	41,722	—	41,723
Stock-based compensation	—	—	3,940	—	3,940
Net loss	—	—	—	(34,657)	(34,657)
Balance, December 31, 2014	36,184,912	$4	$176,227	$(67,518)	$108,713

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except for share amounts)

	2014	2013	2012
Operating activities
Net loss	$(34,657)	$(21,911)	$(4,845)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,184	1,290	293
Non-cash interest expense	451	—	—
Stock-based compensation	3,940	1,789	863
Acquired in-process research and development	209	1,905	—
Provision for doubtful accounts	33	—	—
Deferred tax provision	(1,702)	—	—
Changes in operating assets and liabilities; net of acquisitions:
Grants and other receivables	(371)	117	(18)
Prepaid expenses and other	(979)	(441)	(77)
Accounts payable	(497)	878	(23)
Accrued expenses and other liabilities	1,625	(116)	10
Net cash used for operating activities	(28,764)	(16,489)	(3,797)
Investing activities
Purchases of property and equipment	(591)	(420)	(548)
Purchase of intangible assets	—	(511)	—
Investment in common stock	(10,000)	—	—
Cash received in connection with mergers	—	428	—
Net cash used for investing activities	(10,591)	(503)	(548)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	71,786	37,701	5,934
Net borrowings under debt agreements	7,500	6,850	—
Net payments of deferred compensation	—	(1,000)	—
Proceeds from exercise of stock options	304	17	36
Net cash provided by financing activities	79,590	43,568	5,970
Net change in cash and cash equivalents	40,235	26,576	1,625
Cash and cash equivalents at beginning of year	31,667	5,091	3,466
Cash and cash equivalents at end of year	$71,902	$31,667	$5,091
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$6	$1	$1
Interest paid	$1,544	$-	$-

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share amounts)

1. Nature of Operations and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe and additional international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company’s pipeline consists of its lead oncology product candidate Cynviloq™, a micellar paclitaxel formulation, resiniferatoxin, or RTX, a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, as well as fully human therapeutic antibodies derived from our proprietary G-MAB® library platform and antibody drug conjugates, or ADCs.

Through December 31, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, IgDraSol, Inc., or IgDraSol; Sherrington Pharmaceuticals, Inc., or Sherrington; Concortis Biosystems, Corp., or Concortis; Ark Animal Health, Inc. or Ark; and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sherrington and Sorrento Hong Kong had no operating activity since their acquisition and inception through December 31, 2014. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On July 30, 2013, the Company completed a 1-for-25 reverse split of its common stock. All common shares and per common share amounts in the financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

Liquidity and Going Concern

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) completes its bioequivalence, or BE, registration trial related to Cynviloq and prepares for its New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human indications, (iii) continues to identify a number of potential mAb and ADC drug candidates and further advances various preclinical and development activities, (iv) continues development of, and seeks regulatory approvals for, its product candidates, and begin to commercialize any approved products, (v) expand corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (vi) ) invest in JV’s or other third party agreements.

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks, which was funded at closing. The interest rate on the amended and restated loan is 7.95% per annum. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017.

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

In June 2014, the Company entered into a collaboration agreement with Morphotek, Inc., or Morphotek, to generate novel ADCs based on a Morphotek antibody linked to chemotherapeutic agents using proprietary ADC Technology. Under the terms of the agreement, the Company received $200 during 2014 upon the completion and delivery of the agreed upon initial quantity of ADC’s and will receive future research fees, milestone payments and royalties on future net sales. Additionally, the Company will have the potential to receive up to $50 million upon the successful attainment of key milestones.

In October 2014, the Company entered into a license agreement with China Oncology Focus Limited, an affiliate of Lee’s Pharmaceutical Holdings Limited, or Lee’s Pharma, pursuant to which Lee’s Pharma licensed the Company’s fully human immune-oncology anti-PD-L1 monoclonal antibody STI-A1014. Under the terms of the agreement, Lee’s Pharma received exclusive rights to develop and commercialize the STI-A1014 for the greater Chinese market, including Mainland China, Hong Kong, Macau, and Taiwan. In turn, the Company received an up-front payment of $1.0 million which was recorded as deferred revenue at December 31, 2014, and will receive potential future milestone payments and royalties on future net sales. In total, the Company has the potential to receive more than $46 million upon the successful attainment of key milestones, excluding royalties, and retains all the rights to use data generated by Lee’s Pharma for territories outside of the greater Chinese market. Additionally, Lee’s Pharma purchased 400,000 shares of the Company’s common stock at a price of $9.00 per share, or an aggregate of $3.6 million.

In December 2014, the Company entered into an agreement with NantBioCell, LLC, or NantBioCell, a wholly owned subsidiary of Nantworks, a private company owned by Dr. Patrick Soon-Shiong.  Under the terms of the agreement, NantBioCell and the Company intend to establish a new joint venture called The Immunotherapy Antibody JV, or JV, as an independent biotechnology company with $20 million initial joint funding expected mid-2015, $12.0 million from NantBioCell and $8.0 from the Company representing a 60:40 ownership in the JV between NantBioCell and the Company, respectively. The JV will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.  In connection with this agreement the Company entered into a securities purchase agreement with Cambridge Equities, LP, or Cambridge, a limited partnership owned by Dr. Soon-Shiong, pursuant to which the Company agreed to issue and sell to Cambridge a 19.9% equity stake or an aggregate of 7,188,062 shares of the Company’s common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the purchase agreement, Cambridge received a warrant to purchase 1,724,138 shares of the Company’s common stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share and is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

In December 2014, the Company also entered into a collaboration agreement with Conkwest Incorporated, or Conkwest, a privately-held life sciences company developing and commercializing the proprietary cancer-killing cell line Neukoplast (also known as NK-92) for the treatment of cancers and viral infections. Jointly, the Company and Conkwest will generate and develop products for adoptive immunocellular therapy utilizing Neukoplast cells and chimeric antigen receptors, or CARs, derived from our G-MAB antibody library. The product candidates, coined chimeric antigen receptor tumor-attacking Neukoplast (CAR.TNK), will be developed for the treatment of hematological malignancies as well as solid tumors. Under the terms of the agreement, the Company and Conkwest will establish an exclusive global strategic collaboration focused on accelerating the development of CAR.TNKs, including CD19-CAR.TNK™, PD-L1-CAR.TNK™, PSMA-CAR.TNK™, CD123-CAR.TNK™, and other CAR.TNKs for the treatment of hematological malignancies as well as solid tumors. Both companies will jointly own and share development costs and revenues from any developed CAR.TNK products. In connection with this agreement the Company entered into a subscription and investment agreement with Conkwest, as amended, pursuant to which Conkwest issued and sold to the Company an aggregate of 3,034,473 shares of Conkwest Class A common stock for an aggregate purchase price of $10.0 million representing an equity stake in Conkwest of approximately 9%.

Management believes the Company has the ability to meet all obligations due over the course of the next twelve months.

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering (see Note 6), the Company has the ability to offer up to $36.6 million of additional securities. In November 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014, shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC.  Pursuant to these Shelf Registration Statements, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2014 and 2013, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at December 31, 2014 and 2013 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at December 31, 2014 and 2013 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $33.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. The Company had no patent rights as of December 31, 2012. Amortization expense for the years ended December 31, 2014 and 2013 was $5 and $4, respectively, which has been included in intangibles amortization.

License rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years from the date of acquisition of the rights in September 2013. The Company had no licenses rights as of December 31, 2012. Amortization expense for the years ended December 31, 2014 and 2013 was $1,900 and $586, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. The Company had no acquired technology as of December 31, 2012. Amortization expense for the years ended December 31, 2014 and 2013 was $176 and $6, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. The Company had no customer relationships as of December 31, 2012. Amortization expense for the years ended December 31, 2014 and 2013 was $264 and $9, respectively, which has been included in intangibles amortization.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2014, noting no impairment.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through December 31, 2014.

Cost-Method Investment

The Company’s cost-method investment in a non-publicly traded company is included in the consolidated balance sheets and is carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over this company.  The Company monitors this investment for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized.  Realized gains and losses on this investment are reported in other income (expense), net in the consolidated statements of operations. There have not been any impairment losses of cost-method investments through December 31, 2014.

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

Revenue Recognition

The Company’s grant revenues are generated primarily from NIH and U.S. Department of Treasury (or U.S. Treasury) grant awards, and from revenues generated from sales and services from the sale of customized reagents and providing contract development services. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue. The revenue from the NIH and U.S. Treasury grant awards are based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive income (loss). For the years ended December 31, 2014, 2013 and 2012, the comprehensive loss was equal to the net loss.

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. During 2014, 2013 and 2012, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2014	2013	2012
Unvested Restricted Common stock subject to repurchase	—	—	13,458
Outstanding options	2,235,000	1,047,300	419,600
Outstanding warrants	1,980,630	221,850	8,000
Weighted average exercise price of options	$6.34	$6.51	$3.50

Segment Information

       The Company is engaged primarily in the discovery and development of innovative drug therapies focused on oncology and the treatment of chronic cancer pain. Accordingly, the Company has determined that it operates in one operating segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. ASU No. 2014-09 requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 will be effective on January 1, 2017. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.” ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. The Company does not expect this standard to have any impact on the Company’s consolidated financial statements upon adoption.

3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Furniture and fixtures	91	39
Office equipment	92	81
Lab equipment	3,695	3,187
Leasehold improvements	86	66
	3,964	3,373
Less accumulated depreciation and amortization	(1,687)	(933)
	$2,277	$2,440

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $754, $454 and $293, respectively.

4. Cost-Method Investment

As of December 31, 2014, 2013 and 2012, the aggregate carrying amount of the Company’s cost-method investment in a non-publicly traded company was $10.0 million and $0, respectively. The Company’s cost-method investment is assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investment on a regular basis and does not reassess the fair value of cost-method investment if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  No impairment losses were recorded during the years ended December 31, 2014, 2013 and 2012.

5. Goodwill and Intangible Assets

As of December 31, 2014 and 2013, the Company had goodwill of $24,041.  The Company performed a qualitative test for goodwill impairment as of December 31, 2014. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill were in excess of the carrying values and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the years ended December 31, 2014 or 2013.

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of December 31, is as follows:

	2014
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
License rights	$29,105	$2,486	$26,619
Customer relationships	1,320	272	1,048
Acquired technology	3,410	182	3,228
Patent rights	90	9	81
Total intangible assets	$33,925	$2,949	$30,976

	2013
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
License rights	$29,105	$586	$28,519
Customer relationships	1,320	8	1,312
Acquired technology	3,410	6	3,404
Patent rights	90	4	86
Total intangible assets	$33,925	$604	$33,321

As of December 31, 2014, the remaining amortization period for identifiable intangible assets is 5 to 19 years.

Estimated future amortization expense related to intangible assets at December 31, 2014 is as follows:

Years Ending December 31,	Amount
2015	$2,345
2016	2,345
2017	2,345
2018	2,336
2019	2,081
Thereafter	19,524
Total	$30,976

6. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $142, $66 and $42 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the years ended December 31, 2014, 2013 and 2012.

NIH Grants

In May 2010, the NIAID awarded the Company an Advanced Technology Small Business Technology Transfer Research grant to support the Company’s program to generate and develop novel antibody therapeutics and vaccines to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant award. The project period for the Phase I Staph Grant award covered a two-year period which commenced in June 2010 and ended in May 2012, with a total grant award of $600,000. The Company recorded revenue associated with the grant as the related costs and expenses were incurred. During the year ended December 31, 2014, 2013 and 2012, the Company recorded $0, $0 and $119 of revenue associated with the Staph Grant award, respectively.

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research (STTR) grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the Phase I C. difficile Grant award covered a two-year period which commenced in June 2011 and ended in June 2013, with the total grant award of $600. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $0, $144 and $336 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology STTR grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $150, $308 and $129 of revenue associated with the Staph Grant II award, respectively.

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the year ended December 31, 2014, the Company recorded $220 of revenue associated with the Staph Grant III award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years. During the year ended December 31, 2014, the Company recorded $28 of revenue associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225. During the year ended December 31, 2014, the Company recorded $86 of revenue associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the year ended December 31, 2014, the Company recorded $5 of revenue associated with the Phase I WISP1 grant award.

7. Mergers and Acquisitions

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

On December 19, 2013, the Company acquired and merged with privately-held Concortis, whereby Concortis became a wholly-owned subsidiary. Upon closing, the Company issued an aggregate of 1,331,978 shares of its common stock to the Concortis shareholders. Certain Concortis employees and consultants received $1,000 in compensation for the year ending December 31, 2014, and are to receive annual deferred compensation payments totaling $1,000 on December 31 for each of the years ending 2015 and 2016. The net present value of the deferred compensation payment was calculated using the effective interest method, and is included in the purchase price. The total transaction is valued at $14.7 million. Concortis has proprietary cytotoxic payloads as well as C-lock® and K-lock® conjugation technologies that allow for site-specific toxin conjugation to the antibody. These next generation technologies may improve the overall stability and potency of the ADCs. First-generation conjugation technologies lead to inconsistent drug-antibody ratios, which result in a heterogeneous mixture of ADCs. This variability has been a constraining factor in unlocking the full therapeutic potential for current-generation ADCs. The ADC technology complements the Company’s existing development programs, particularly its G-MAB® antibody library and related monoclonal antibodies. Concortis uses its proprietary technologies to provide various customized reagents as well as drug conjugation services to customers in the pharmaceutical industry.

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

Unaudited Pro Forma Financial Information

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

The unaudited pro forma combined results are presented in thousands, except share and per share information.

	Years Ended December 31,
	2014	2013	2012
Total Revenues	$3,825	$3,850	$584
Loss from operations	$(34,742)	$(23,589)	$(4,853)
Net loss	$(34,657)	$(24,084)	$(4,845)
Net loss per share-basic and diluted	$(1.30)	$(1.60)	$(0.42)

8. Loan and Security Agreement

In September 2013, the Company entered into a $5.0 million loan and security agreement with two banks pursuant to which: (i) the lenders provided the Company a term loan which was funded at closing, (ii) the Company repaid its then outstanding equipment loan balance of $762, and (iii) the lenders received a warrant to purchase an aggregate 31,250 shares of the Company’s common stock at an exercise price of $8.00 per share exercisable for seven years from the date of issuance. The value of the warrants, totaling $215, was recorded as debt discount and additional paid-in capital.

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan: (i) interest rate is 7.95% per annum, and (ii) provided the Lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322, was recorded as debt discount and additional paid-in capital.

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

Long-term debt and unamortized discount balances are as follows:

Face value of amended and restated loan	$12,500
Fair value of all warrants	(536)
Accretion of debt discount	182
Balance at December 31, 2014	$12,146

Future minimum payments under the loan and security agreement are as follows:

Year Ending December 31,
2015	$4,396
2016	5,530
2017	4,147
Total future minimum payments	14,073
Unamortized interest	(1,573)
Debt discount	(354)
Total minimum payment	12,146
Current portion	(3,316)
Long-term debt	$8,830

9. Stockholders’ Equity

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

In October 2014, the Company entered into a license agreement with Lee’s Pharmaceutical Holdings Limited, or Lee’s Pharma, pursuant to which Lee’s Pharma licensed the Company’s fully human immune-oncology anti-PD-L1 monoclonal antibody STI-A1014. In connection with this license agreement Lee’s Pharma purchased 400,000 shares of the Company’s common stock at a price of $9.00 per share, or an aggregate of $3.6 million before commissions.

In December 2014, the Company entered into a securities purchase agreement with Cambridge Equities, LP, or Cambridge, pursuant to which the Company agreed to issue and sell to Cambridge an aggregate of 7,188,062 shares of the Company’s common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million.

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

In connection with the securities purchase agreement, Cambridge received a warrant to purchase 1,724,138 shares of the Company’s Common Stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share. The exercise price of the warrant is subject to customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Convertible Promissory Notes

In October 2013, the Company issued an aggregate $1.85 million principal amount of Notes that bear interest at 7% per annum. Concurrently with the closing of the public offering, such Notes and related accrued interest totaling $7 automatically converted into 256,119 shares of common stock.

Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, prior to the Merger, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of $291, of which the Company repurchased 44,166 unvested shares of restricted common stock for $43 in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of December 31, 2014. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010. Such options are exercisable on the two year anniversary of the grant date and are generally exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of December 31, 2014, 3,200 options were outstanding.

The following table summarizes stock option activity as of December 31, 2014 and 2013, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2012	3,200	$1.12
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—
Outstanding at December 31, 2013	3,200	$1.12
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—
Outstanding, Vested and Exercisable at December 31, 2014	3,200	$1.12

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

The following table summarizes stock option activity as of December 31, 2014, 2013 and 2012, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	113,100	$3.00
Options Granted	341,400	$4.00
Options Canceled	(28,900)	$3.75
Options Exercised	(9,200)	$3.25
Outstanding at December 31, 2012	416,400	$3.75	$54,750
Options Granted	650,200	$8.19
Options Canceled	(15,200)	$3.92
Options Exercised	(7,300)	$2.35
Outstanding at December 31, 2013	1,044,100	$6.52	$1,859,880
Options Granted	1,577,000	$3.38
Options Canceled	(325,300)	$11.38
Options Exercised	(64,000)	$4.76
Outstanding at December 31, 2014	2,231,800	$6.34	$8,323,131

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value	$3.38	$8.19	$7.25
Dividend yield	—	—	—
Volatility	76%	87%	103%
Risk-free interest rate	1.87%	1.68%	0.88%
Expected life of options	6.1 years	6.1 years	5.5 years

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

The total employee stock-based compensation recorded as operating expenses was $3,262, $1,545 and $325 for the years ended December 31, 2014, 2013 and 2012, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of December 31, 2014 was $5,869 and the weighted average period over which these grants are expected to vest is 3.1 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $678, $244, and $538 for the years ended December 31, 2014, 2013 and 2012, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2014:

Common stock warrants outstanding under the TSRI License	8,000
Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,724,138
Common stock options outstanding under the EIP	3,200
Authorized for future grant or issuance under the Stock Plan	1,417,866
Issuable to former IgDraSol stockholders upon achievement of specified regulatory milestones	1,306,272
Issuable under assignment agreement based upon achievement of certain milestones	80,000
4,787,968

10. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Management is currently not aware of any pending lawsuits.

Operating Leases

The Company currently leases in San Diego, California approximately 18,500 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 6,400 square feet of office space at a third location adjacent to its corporate offices.  The Company also leases 2,400 square feet of office space in Irvine, California and approximately 1,800 square feet of office space in Cary, North Carolina.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third office space, expire in March 2016, June 2018 and January 2016, respectively.  The Company’s Irvine lease, as amended, expires in March 2015 and the lease on office space in North Carolina expires March 2016.

For all leased properties the Company has provided a total security deposit of $53 to secure its obligations under the various leases, which has been included in prepaid and other assets.

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31:

2015	$552
2016	252
2017	177
2018	90
Thereafter	—
$1,071

Rental expense paid for the years ended December 31, 2014, 2013 and 2012 under the above leases totaled $513, $198 and $128, respectively.

In February 2015, the Company entered into a new lease for 43,022 square feet of corporate office and laboratory space in San Diego, California.  This lease expires in 2025.  See Note 14.

11. Income Taxes

The components of the benefit for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(1,324)	—	—
State	(378)	—	—
Totals	$(1,702)	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets are as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards and credits	$23,927	$11,995
Stock based compensation	1,606	506
Accrued expenses and other	(183)	(202)
Total deferred tax assets	25,350	12,299
Less valuation allowance	(25,350)	(12,299)
Net deferred tax assets	—	—
Deferred tax liabilities:
Amortization of intangibles	(10,973)	(12,617)
Other	(1,573)	(1,631)
Net deferred tax liabilities	$(12,546)	$(14,248)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $25,350 against its deferred tax assets as of December 31, 2014. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31 2014, the Company had net operating loss carryforwards of approximately $58,816 and $56,450 for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2027 to 2034. The Company also has research and development credits of approximately $307 and $234 for federal and state income tax purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2029 to 2033. The state credits may be used to offset future taxable income, such credits carryforward indefinitely.

The Company is subject to taxation in the U.S. and California jurisdictions. Currently, no historical years are under examination. The Company’s tax years ending December 31, 2014, 2013 and 2012 are subject to examination by the U.S. and state taxing authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

12. Related Party Agreements and Other

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

Transition Services Agreement

On June 18, 2014, the Company entered into a Transition Services Agreement (TSA) with Ark which became effective retroactively to April 1, 2014. Under the TSA, the Company has provided and/or has made available to Ark various administrative, financial, legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, the Company, together with such other services as reasonably requested by Ark. In consideration for such services, Ark will pay fees to the Company for the services provided, and those fees will generally be in amounts intended to allow the Company to recover all of its direct and indirect costs incurred in providing such services. The personnel performing services under the TSA are employees and/or independent contractors of the Company and are not under the direction or control of Ark. These personnel costs are based upon the actual percentages of time spent by Company personnel performing services for Ark under the TSA. In addition, Ark will reimburse the Company for direct out-of-pocket costs incurred by the Company for third party services provided to Ark. Through December 31, 2014, the Company has recorded $991 of costs associated with activities contemplated under the TSA.

In order for the Company to be reimbursed by Ark for activities provided under the TSA, Ark must be successful in raising financing on a stand-alone basis. There can be no assurance that Ark will be successful in securing third party financing.

Loan and Security Agreement

On June 18, 2014, the Company and Ark entered into a Loan and Security Agreement (Loan Agreement) pursuant to which the Company agreed to lend Ark, as amended in August 2014, up to $1.0 million for working capital purposes. Advances under the Loan Agreement bear interest at six percent (6%) per annum. Outstanding advances mature on the earlier of: (i) following the consummation of any public or private offering of securities in which Ark receives gross proceeds of at least $5.0 million, (ii) an event of default under the Loan Agreement, or (iii) June 18, 2015. In connection with the Loan Agreement, the Company has a security interest in all of Ark’s assets, including Ark’s intellectual property, until the loan is repaid in full. During the period from Ark’s inception in February 2014 through December 31, 2014, the Company paid for certain general, administrative and research and development expenses totaling $991. The intercompany balances associated with these transactions have been eliminated in consolidation.

2014 Stock Option Plan

In May 2014, Ark adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest after four years of continuous service from the grant date and will have a contractual term of ten years. No further shares may be granted under this plan and, as of December 31, 2014, 600,000 options were outstanding.

The total employee and consultant stock-based compensation recorded as operating expenses for the year ended December 31, 2014 was $466.  Total unrecognized stock-based compensation expense related to unvested stock option grants as of December 31, 2014 was $30, and the weighted-average period over which these grants are expected to vest is approximately five months.

The weighted-average assumptions used in the Black-Scholes option pricing model used to determine the fair value of stock option grants were as follows: expected dividend yield – 0%, risk-free interest rate – 1.94% to 2.21%, expected volatility – 75% to 78%, and expected term of 6.08 to 10 years.

2014 Equity Incentive Plan

In May 2014, Ark adopted the 2014 Equity Incentive Plan. Under this plan Ark may grant equity awards which include stock options, restricted stock units and stock appreciation rights. Ark has reserved for future issuance 1,000,000 shares of common stock issuable pursuant to this plan. The plan’s share reserve, as defined, will automatically increase each year commencing on January 1, 2015, in an amount equal to 3.0% of the total number of shares outstanding on the last day of the preceding calendar year. No equity awards have been issued under the plan as of December 31, 2014.

Related Party Transactions

During the year ended December 31, 2014, the Company purchased products totaling $626 from Levena Biopharma Co., LTD or Levena, a Chinese Corporation.  The Company’s Chief Technology Officer is also one of the owners of Levena.

13. 401(k) Plans

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. Through December 31, 2014, no such contributions were made. In addition, Concortis maintained a defined contribution 401(k) plan available to its eligible employees through December 31, 2014.  Employee contributions were voluntary and were determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Through December 31, 2014, Concortis made matching contributions to the Concortis 401(k) plan totaling $57.  The assets in the Concortis 401(k) plan were transferred into the Company’s 401(k) plan in December 2014.

14. Subsequent Events

On February 17, 2015, the Company entered into a new lease agreement for its San Diego, California headquarters. The ten year and seven month office building lease between the Company and HCP University Center West LLC is for approximately 43,022 square feet of office and lab space in the UTC area of San Diego.  The initial term of the lease is estimated to commence on May 1, 2015.  The Company will be obligated to pay an average of approximately $1.35 million in annual rent over the term of the lease. The Company intends to sublease its existing corporate office and laboratory space until those leases expire.

Pursuant to the lease agreement, not more than 9 months prior to the expiration of the initial term, the Company has the option to extend the lease for an additional five-year term at then current market rates. The Company may terminate the lease agreement effective as of the last day of the 91st month of the lease, upon the payment of certain termination costs.