Form 10-Q
period 2015-03-31
Sorrento Therapeutics, Inc.
filed 2015-05-05
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 1, 2015 was 36,264,517.

Sorrento Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$60,501	$71,902
Grants and accounts receivables, net	784	732
Prepaid expenses and other, net	879	1,281
Total current assets	62,164	73,915
Property and equipment, net	2,540	2,277
Intangibles, net	30,390	30,976
Goodwill	24,041	24,041
Investment in common stock	11,500	10,000
Other, net	622	332
Total assets	$131,257	$141,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,886	$1,656
Accrued payroll and related	957	1,825
Current portion of deferred compensation	942	1,893
Accrued expenses	1,082	867
Current portion of debt	4,537	3,316
Total current liabilities	9,404	9,557
Long-term debt	7,656	8,830
Deferred compensation	796	796
Deferred tax liabilities	12,368	12,546
Deferred revenue, rent and other	1,033	1,099
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 36,264,517 and 36,184,912 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	177,952	176,227
Accumulated deficit	(77,956)	(67,518)
Total stockholders' equity	100,000	108,713
Total liabilities and stockholders' equity	$131,257	$141,541

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Grant	$238	$98
Sales and services	739	878
Total revenues	977	976
Operating costs and expenses:
Costs of revenues	509	563
Research and development	7,840	6,107
Acquired in-process research and development	—	209
General and administrative	2,219	3,385
Intangible amortization	586	586
Total costs and operating expenses	11,154	10,850
Loss from operations	(10,177)	(9,874)
Interest expense	(439)	(223)
Interest income	—	4
Loss from operations before income tax	(10,616)	(10,093)
Income tax benefit	(178)	—
Net loss	$(10,438)	$(10,093)
Net loss per share - basic and diluted	$(0.29)	$(0.44)
Weighted average number of shares during the period - basic and diluted	36,206	23,051

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

(In thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	36,184,912	4	176,227	(67,518)	108,713
Issuance of common stock with exercise of warrants	3,563	—	—	—	—
Issuance of common stock with exercise of options	76,042	—	289	—	289
Stock-based compensation	—	—	1,436	—	1,436
Net loss	—	—	—	(10,438)	(10,438)
Balance, March 31, 2015	36,264,517	$4	$177,952	$(77,956)	$100,000

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(10,438)	$(10,093)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	823	774
Non-cash interest expense	96	89
Stock-based compensation	1,436	1,903
Acquired in-process research and development	—	209
Provision for doubtful accounts	4	9
Deferred tax provision	(178)	—
Changes in operating assets and liabilities; net of acquisitions:
Grants and other receivables	(56)	(271)
Prepaid expenses and other	90	(168)
Accounts payable	95	(980)
Accrued expenses and other liabilities	(719)	(596)
Net cash used for operating activities	(8,847)	(9,124)
Investing activities
Purchases of property and equipment	(343)	(94)
Investment in common stock	(1,500)	—
Net cash used for investing activities	(1,843)	(94)
Financing activities
Net borrowings under debt agreements	—	7,500
Net payments of deferred compensation	(1,000)	—
Proceeds from exercise of stock options	289	—
Net cash (used in) provided by financing activities	(711)	7,500
Net change in cash and cash equivalents	(11,401)	(1,718)
Cash and cash equivalents at beginning of period	71,902	31,667
Cash and cash equivalents at end of period	$60,501	$29,949
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$6
Interest paid	$248	$136
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment costs incurred but not paid	$135	$—

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(In thousands, except for share amounts)

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe as well as international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company currently has two clinical development programs underway: (i) Cynviloq™, its lead oncology drug product candidate, a polymeric micelle, albumin-free nanoparticle paclitaxel formulation, and, (ii) resiniferatoxin, or RTX, a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease.

The Company’s pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including its fully human anti- PD-L1 and anti-PD-1 checkpoint inhibitors derived from its proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor Tumor-attacking Neukoplast® (CAR.TNK™, pronounced “CARTANK”) for adoptive cellular immunotherapies (ACI). The Company’s objective is to develop its antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® library platform and antibody drug conjugates, or ADCs.

Through March 31, 2015, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; IgDraSol, Inc., or IgDraSol; Concortis Biosystems, Corp., or Concortis; Ark Animal Health, Inc., or Ark; and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorrento Hong Kong had no operating activity through March 2015. All intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2014 is derived from the audited consolidated financial statements at that date which are not presented herein.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair statement of financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2015 fiscal year.

Liquidity

The Company anticipates that it will continue to incur net losses into the foreseeable future as it: (i) completes its bioequivalence, or BE, registration trial related to Cynviloq and prepares for its New Drug Application filing anticipated in 2015, (ii) advances RTX into clinical trials and potentially pursues other human indications, (iii) continues to identify a number of potential mAb and ADC drug candidates and further advances various preclinical and development activities, (iv) continues development of, and seeks regulatory approvals for, its product candidates, (v) expands corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (vi) invests in JV’s or other third party collaboration agreements.

In December 2014, the Company entered into a binding term sheet with NantBioCell, LLC (which changed its name to NantCell Inc.), or NantCell, a wholly owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  Under the terms of the agreement, the Company and NantCell intend to establish a new joint venture called The Immunotherapy Antibody JV, or JV, (which changed its name to Immunotherapy NANTibody, LLC, a Delaware limited liability company) as an independent biotechnology company with $20.0 million initial joint funding, $12.0 million from NantCell and $8.0 from the Company representing a 60:40 ownership between NantCell and the Company, respectively. The JV will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.

In March 2015, the Company and NantCell entered into a binding term sheet pursuant to which the Company will license to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from its G-MAB library, as well as a number of CAR-TNK products. In addition, the total joint funding for the JV was increased, on a schedule mutually agreed upon up to 18 months, to a total of $100 million (from the original $20 million) in the same ratio (60:40) between the parties.

In April 2015, the Company entered into a license agreement (the “Agreement”) with NantCell pursuant to a previously disclosed binding term sheet pursuant to which the Company will license to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from the Company’s G-MAB library, as well as a number of CAR-TNK products.  NantCell has agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under the Agreement, NantCell agreed to pay an upfront payment of $10 million to the Company which will be recorded as deferred revenue.  Further, NantCell shall issue to the Company $100 million of vested equity in NantCell upon a third party equity financing of NantCell.  A third party equity financing of NantCell has not yet occurred (See Note 9).

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering (see Note 6), the Company has the ability to offer up to $36.6 million of additional securities. In November 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014, shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC.  Pursuant to these Shelf Registration Statements, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2015 and December 31, 2014, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at March 31, 2015 and December 31, 2014 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at March 31, 2015 and December 31, 2014 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $4 and $33, respectively.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for both the three months ended March 31, 2015 and 2014 was $1, which has been included in intangibles amortization.

License rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years from the date of acquisition of the rights in September 2013. Amortization expense for both the three months ended March 31, 2015 and 2014 was $475, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for both the three months ended March 31, 2015 and 2014 was $44, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for both the three months ended March 31, 2015 and 2014 was $66, which has been included in intangibles amortization.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2014, noting no impairment.  There has not been any triggering events through March 31, 2015.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through March 31, 2015.

Cost-Method Investment

The Company’s cost-method investments in non-publicly traded companies is included in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies.  The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized.  Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations.  There have not been any impairment losses of cost-method investments through March 31, 2015.

Revenue Recognition

The Company’s grant revenues are generated primarily from various NIH grant awards and from revenues generated from sales and services from the sale of customized reagents and providing contract development services. The revenue from the NIH grant awards is based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.

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

License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually. As of March 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three months ended March 31, 2015 and 2014 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 4,757,351 and 1,820,126 at March 31, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three months ended March 31, 2015 and 2014, the comprehensive loss was equal to the net loss.

Segment Information

The Company is engaged primarily in the discovery and development of innovative drug therapies focused on oncology and the treatment of chronic cancer pain. Accordingly, the Company has determined that it operates in one operating segment.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This standard update requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related debt liability as opposed to an asset.  Amortization of the costs will continue to be reported as interest expense. This standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued, and the new guidance would be applied retrospectively to all prior periods presented. The adoption of this standard update is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This standard is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this accounting standard on its consolidated financial statements.

2. Cost-Method Investments

As of March 31, 2015 and December 31, 2014, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $11.5 million and $10.0 million, respectively. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three months ended March 31, 2015 and 2014.

3. Goodwill and Intangible Assets

As of March 31, 2015 and December 31, 2014, the Company had goodwill of $24,041.  The Company performed a qualitative test for goodwill impairment as of December 31, 2014. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill were in excess of the carrying values and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three months ended March 31, 2015 and 2014.

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets is as follows:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
License rights	$29,105	$2,961	$26,144
Customer relationships	1,320	339	981
Acquired technology	3,410	225	3,185
Patent rights	90	10	80
Total intangible assets	$33,925	$3,535	$30,390

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
License rights	$29,105	$2,486	$26,619
Customer relationships	1,320	272	1,048
Acquired technology	3,410	182	3,228
Patent rights	90	9	81
Total intangible assets	$33,925	$2,949	$30,976

As of March 31, 2015, the remaining amortization period for identifiable intangible assets is 5 to 19 years.

Estimated future amortization expense related to intangible assets at March 31, 2015 is as follows:

Years Ending December 31,	Amount
2015	$1,759
2016	2,345
2017	2,345
2018	2,336
2019	2,081
Thereafter	19,524
Total	$30,390

4. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended March 31, 2015 and 2014, the Company recorded $25 and $7 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%. Such fair value has been included in general and administrative expenses for the three month period ended March 31, 2015.

NIH Grants

In June 2012, the NIAID awarded the Company a third Advanced Technology STTR grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the three months ended March 31, 2015 and 2014, the Company recorded $0 and $98 of revenue, respectively, associated with the Staph Grant II award.

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended March 31, 2015 and 2014, the Company recorded $86 and $0 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years. During the three months ended March 31, 2015 and 2014, the Company recorded $55 and $0 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225. During the three  months ended March 31, 2015 and 2014, the Company recorded $74 and $0 of revenue, respectively, associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended March 31, 2015 and 2014, the Company recorded $10 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$12,500
Fair value of all warrants	(536)
Accretion of debt discount	229
Balance at March 31, 2015	$12,193

Future minimum payments under the amended and restated loan and security agreement are as follows:

Year Ending December 31,
2015	$4,147
2016	5,530
2017	4,147
Total future minimum payments	13,824
Unamortized interest	(1,324)
Debt discount	(307)
Total minimum payment	12,193
Current portion	(4,537)
Long-term debt	$7,656

6. Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of less than $1, of which the Company repurchased 44,166 unvested shares of restricted common stock for a nominal amount in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of March 31, 2015. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of March 31, 2015, 3,200 options were outstanding.

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

The following table summarizes stock option activity as of March 31, 2015 and the changes for the period then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,231,800	$6.34	$8,323
Options Granted	719,700	$11.53
Options Canceled	(93,937)	$6.07
Options Exercised	(76,042)	$3.80
Outstanding at March 31, 2015	2,781,521	$7.77	$10,547

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average grant date fair value	$11.47	$11.70
Dividend yield	—	—
Volatility	75%	78%
Risk-free interest rate	1.63%	1.94%
Expected life of options	6.1 years	6.1 years

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

The total employee stock-based compensation recorded as operating expenses was $982 and $1,844 for the three months ended March 31, 2015 and 2014, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2015 was $7,860 and the weighted average period over which these grants are expected to vest is 3.3 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $454 and $59 for the three months ended March 31, 2015 and 2014, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2015:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,724,138
Common stock options outstanding under the EIP	3,200
Authorized for future grant or issuance under the Stock Plan	815,937
Issuable to former IgDraSol stockholders upon achievement of specified regulatory milestones	1,306,272
Issuable under assignment agreement based upon achievement of certain milestones	80,000
4,178,039

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

8. Related Party Agreements

During the three months ended March 31, 2015, the Company purchased products totaling $65 from Levena Biopharma Co., LTD (Levena), a Chinese Corporation.  The Company’s Chief Technology Officer is also one of the owners of Levena.

9. Subsequent Events

On April 21, 2015, the Company entered into a license agreement (the “Agreement”) with NantCell, Inc. (“NantCell”) pursuant to a previously disclosed binding term sheet pursuant to which the Company licensed to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from the Company’s G-MAB library, as well as a number of CAR-TNK products.  NantCell has agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under the Agreement, NantCell agreed to pay an upfront payment of $10 million to the Company which will be recorded as deferred revenue.  Further, NantCell shall issue to the Company $100 million of vested equity in NantCell upon a third party equity financing of NantCell.  A third party equity financing of NantCell has not yet occurred.

On April 29, 2015, the Company entered into a common stock purchase agreement with NantBioScience, Inc., or NantBioScience, pursuant to which the Company purchased 1,000,000 shares of NantBioScience common stock for an aggregate purchase price of $10 million.  As part of the agreement, the Company became a party to a right of first refusal, co-sale and drag along agreement with other stockholders of NantBioScience as well as an investor rights agreement with certain stockholders of NantBioScience.

On May 4, 2015, the Company announced positive results from recently analyzed pharmacokinetic (PK) data from its TRIBECA™ (TRIal establishing BioEquivalence between Cynviloq ™ and Albumin-bound paclitaxel) registrational trial which suggests that Cynviloq meets the bioequivalence criteria for both total and unbound paclitaxel.

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S., Europe as well as international markets. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have two clinical development programs underway: (i) Cynviloq™, our lead oncology drug product candidate, a polymeric micelle, albumin-free nanoparticle paclitaxel formulation, and (ii) resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease.

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

Through March 31, 2015, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2015. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

In December 2014, we entered into a binding term sheet with NantBioCell, LLC (which changed its name to NantCell Inc.), or NantCell, a wholly owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  Under the terms of the agreement, we and NantCell intend to establish a new joint venture called The Immunotherapy Antibody JV, or JV, (which changed its name to Immunotherapy NANTibody, LLC, a Delaware limited liability company) as an independent biotechnology company with $20.0 million initial joint funding, $12.0 million from NantCell and $8.0 from us representing a at 60:40 ownership between NantCell and us, respectively. The JV will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.

In March 2015, we and NantCell entered into a binding term sheet pursuant to which we will license to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from our G-MAB library, as well as a number of CAR-TNK products. In addition, the total joint funding for the JV was increased, on a schedule mutually agreed upon up to 18 months, to a total of $100 million (from the original $20 million) in the same ratio (60:40) between the parties.

On April 21, 2015, we entered into a license agreement (the “Agreement”) with NantCell, Inc. (“NantCell”) pursuant to a previously disclosed binding term sheet pursuant to which we will license to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from our G-MAB library, as well as a number of CAR-TNK products.  NantCell has agreed to pay a royalty not to exceed five percent (5%) to us on any net sales of products (as defined) from the assets licensed by us to NantCell.  In addition to the future royalties payable under the Agreement, NantCell agreed to pay an upfront payment of $10 million to us which will be recorded as deferred revenue.  Further, NantCell shall issue to us $100 million of vested equity in NantCell upon a third party equity financing of NantCell.  A third party equity financing of NantCell has not yet occurred.

On April 29, 2015, we entered into a common stock purchase agreement with NantBioScience, Inc., or NantBioScience, pursuant to which we purchased 1,000,000 shares of NantBioScience common stock for an aggregate purchase price of $10 million.  As part of the agreement, we became a party to a right of first refusal, co-sale and drag along agreement with other stockholders of NantBioScience as well as an investor rights agreement with certain stockholders of NantBioScience.

On May 4, 2015, we announced positive results from recently analyzed pharmacokinetic (PK) data from our TRIBECA™ (TRIal establishing BioEquivalence between Cynviloq ™ and Albumin-bound paclitaxel) registrational trial which suggests that Cynviloq meets the bioequivalence criteria for both total and unbound paclitaxel.

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

During the quarter ended March 31, 2015, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2014 contained in our 2014 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our consolidated statements of operations.

Comparison of the Three Months Ended March 31, 2015 and 2014

(figures in 000’s unless otherwise specified)

Revenues. Revenues were $977 for the three months ended March 31, 2015, as compared to $976 for the three months ended March 31, 2014. The net increase of $1 is primarily due to more active grants and an increase in activities under our active grants for the three months ended March 31, 2015 compared to the corresponding period of 2014, partially offset by lower sales and service revenues generated from the sale of customized reagents and providing contract development services.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research (STTR) grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the three months ended March 31, 2015 and 2014, were $0 and $98, respectively.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended March 31, 2015 and 2014, we recorded $86 and $0 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the three months ended March 31, 2015 and 2014, we recorded $55 and $0 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended March 31, 2015 and 2014, we recorded $74 and $0 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended March 31, 2015 and 2014, we recorded $10 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immuneoncology anti PD-L1 license agreement for the three months ended March 31, 2015 and 2014, were $13 and $0, respectively.  We had no other revenue during the three months ended March 31, 2015 and 2014 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended March 31, 2015 and 2014 were $509 and $563, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 and 2014 were $7,840 and $6,107, respectively. Research and development expenses include the costs to conduct our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $1,733 is primarily attributable to salaries and compensation related expense, preclinical testing, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and our BE registration trial and activities to advance RTX into clinical trials and potentially pursue other human indications. We expect research and development expenses to increase in absolute dollars as we: (i) complete our Cynviloq BE registration trial and pursue other potential indications, including the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, and (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (v) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2015 and 2014 were $0 and $209, respectively. Acquired in-process research and development expenses for the three months ended March 31, 2014 include the costs associated with a research agreement.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 and 2014 were $2,219 and $3,385, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The decrease of $1,166 is primarily attributable to lower stock-based compensation, legal costs related to general corporate matters, consulting and business development expenses and lower compliance costs associated with our public reporting obligations, partially offset by higher salaries and related compensation expenses and rent and facility expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, (ii) increased infrastructure costs, and (iii) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for both the three months ended March 31, 2015 and 2014 was $586.

Interest Expense. Interest expense for the three months ended March 31, 2015 and 2014 was $439 and $223, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended March 31, 2015 and 2014 was $0 and $4, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the three months ended March 31, 2015 and 2014 was $178 and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities and return to provision adjustments.

Net Loss. Net loss for the three months ended March 31, 2015 and 2014 was $10,438 and $10,093, respectively. The increase in net loss is mainly attributable to expanded research and development activities partially offset by a reduction in general and administrative expenses and acquired in-process research and development expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had $60,501 in cash and cash equivalents attributable in part to the December 2014 issuance of 7.2 million shares of our common stock for cash to Cambridge Equities in a private equity financing totaling $41.7 million.  Our working capital as of March 31, 2015 was $52.8 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $8,847 for 2015 and is primarily attributable to our net loss of $10,438 and our net reduction in working capital balances of $590, which were offset by $2,181 in non-cash activities relating to stock-based compensation, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $9,124 for 2014 and primarily reflects a net loss of $10,093, which was partially offset by $2,984 in non-cash activities relating primarily to stock-based compensation, acquired in-process research and development and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our JV and collaboration agreements.

Cash Flows from Investing Activities. Net cash used for investing activities was $1,843 for 2015 as compared to $94 for 2014. The net cash used related primarily to an investment in common stock of a non-public entity and equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash used in financing activities was $711 for 2015 which was primarily for the payment of deferred compensation partially offset by the proceeds from option exercises as compared to cash provided by financing activities of $7,500 in 2014 which was provided by increases in net borrowings under our amended and restated loan and security agreement.

Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of $124,938, as we have not generated any product related revenue from our planned principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) complete our BE registration trial related to Cynviloq and prepare for our New Drug Application filing anticipated in 2015, (ii) advance RTX into clinical trials and potentially pursue other human indications, (iii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical development activities, (iv) continue our development of, and seek regulatory approvals for, our product candidates, (v) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (vi) ownership of our share of JV and collaboration costs for our products and technologies. We believe we have the ability to meet all obligations due over the course of the next twelve months.

We plan to continue to fund our operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides us the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering, we have the ability to offer up to $36.6 million of additional securities. In November 2014, we filed an additional universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC.  Pursuant to these Shelf Registration Statements, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2015, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2014, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Sorrento Therapeutics, Inc.

Date: May 5, 2015	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Douglas Langston
Douglas Langston
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Douglas Langston, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Douglas Langston, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.