Form 10-Q
period 2015-06-30
Sorrento Therapeutics, Inc.
filed 2015-08-07
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9380 Judicial Drive,

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 3, 2015 was 37,761,585.

Sorrento Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,699	$71,902
Grants and accounts receivables, net	898	732
Prepaid expenses and other, net	1,210	1,281
Total current assets	53,807	73,915
Property and equipment, net	2,824	2,277
Intangibles, net	4,135	4,357
Goodwill	12,470	12,470
Investment in common stock	21,500	10,000
Long-term assets held for sale	37,478	38,190
Other, net	602	332
Total assets	$132,816	$141,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,474	$1,656
Accrued payroll and related	1,418	1,825
Current portion of deferred compensation	947	1,893
Accrued expenses	909	867
Current portion of debt	4,613	3,316
Total current liabilities	10,361	9,557
Long-term debt	6,868	8,830
Deferred compensation	851	796
Deferred tax liabilities	1,633	1,709
Long-term liabilities held for sale	10,714	10,837
Deferred revenue, rent and other	11,135	1,099
Total liabilities	41,562	32,828
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 36,392,098 and 36,184,912 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	180,164	176,227
Accumulated deficit	(88,914)	(67,518)
Total stockholders' equity	91,254	108,713
Total liabilities and stockholders' equity	$132,816	$141,541

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Grant	$459	$84	$697	$182
Sales and services	714	691	1,453	1,569
Total revenues	1,173	775	2,150	1,751
Operating costs and expenses:
Costs of revenues	314	510	823	1,073
Research and development	7,971	5,309	15,811	11,416
Acquired in-process research and development	—	—	—	209
General and administrative	3,072	2,361	5,291	5,746
Intangible amortization	349	586	935	1,172
Total costs and operating expenses	11,706	8,766	22,860	19,616
Loss from operations	(10,533)	(7,991)	(20,710)	(17,865)
Interest expense	(442)	(468)	(881)	(691)
Interest income	—	5	—	9
Loss from operations before income tax	(10,975)	(8,454)	(21,591)	(18,547)
Income tax benefit	(17)	—	(195)	—
Net loss	$(10,958)	$(8,454)	$(21,396)	$(18,547)
Net loss per share - basic and diluted	$(0.30)	$(0.33)	$(0.59)	$(0.77)
Weighted average number of shares during the period - basic and diluted	36,315	25,341	36,261	24,202

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

(In thousands, except for share amounts)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	36,184,912	4	176,227	(67,518)	108,713
Issuance of common stock with exercise of warrants	3,563	—	—	—	—
Issuance of common stock with exercise of options	203,623	—	1,107	—	1,107
Stock-based compensation	—	—	2,830	—	2,830
Net loss	—	—	—	(21,396)	(21,396)
Balance, June 30, 2015	36,392,098	$4	$180,164	$(88,914)	$91,254

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(21,396)	$(18,547)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,427	1,567
Non-cash interest expense	202	208
Stock-based compensation	2,830	2,533
Acquired in-process research and development	—	209
Provision for doubtful accounts	4	9
Deferred tax provision	(199)	—
Changes in operating assets and liabilities; net of acquisitions:
Grants and other receivables	(170)	(191)
Prepaid expenses and other	(242)	(369)
Accounts payable	321	(955)
Deferred revenue, accrued expenses and other liabilities	9,671	24
Net cash used for operating activities	(7,552)	(15,512)
Investing activities
Purchases of property and equipment	(500)	(198)
Investment in common stock	(11,500)	—
Net cash used for investing activities	(12,000)	(198)
Financing activities
Net borrowings under loan and security agreement	—	7,500
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	26,698
Net principal payments under loan and security agreement	(758)	—
Net payments of deferred compensation	(1,000)	—
Proceeds from exercise of stock options	1,107	—
Net cash (used in) provided by financing activities	(651)	34,198
Net change in cash and cash equivalents	(20,203)	18,488
Cash and cash equivalents at beginning of period	71,902	31,667
Cash and cash equivalents at end of period	$51,699	$50,155
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$6
Interest paid	$—	$387
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment costs incurred but not paid	$497	$—

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(In thousands, except for share amounts)

1. Nature of Operations, Summary of Significant Accounting Policies and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its wholly-owned subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S. as well as international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company currently has one clinical development program underway: resiniferatoxin, or RTX, a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease. On July 8, 2015, the Company consummated the previously announced sale to NantPharma, LLC, a related party, of all of the Company’s equity interests in IgDraSol, Inc., a wholly-owned subsidiary of the Company and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. See Note 9.

The Company’s pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including its fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from its proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor Tumor-attacking Neukoplast® (CAR.TNK™, pronounced “CARTANK”) for adoptive cellular immunotherapies (ACI). The Company’s objective is to develop its antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® library platform and antibody drug conjugates, or ADCs.

Through June 30, 2015, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries; IgDraSol, Inc., or IgDraSol; Concortis Biosystems Corp., or Concortis; Ark Animal Health, Inc., or Ark; TNK Therapeutics, Inc., or TNK; LA Cell, Inc., or LA Cell; Scintilla Pharmaceuticals, Inc., or Scintilla; and Sorrento Therapeutics, Inc. Hong Kong Limited, or Sorrento Hong Kong, which was registered effective December 4, 2012. Sorrento Hong Kong, TNK, LA Cell and Scintilla had no operating activity through June 2015. As of June 30, 2015 assets and liabilities for IgDraSol have be reported as held for sale in the consolidated balance sheets.  See Note 9.  All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

The Company anticipates that it will continue to incur net losses into the foreseeable future as it (i) advances RTX into clinical trials and potentially pursues other human indications, (ii) continues to identify a number of potential mAb and ADC drug candidates and further advances various preclinical and development activities, (iii) continues development of, and seeks regulatory approvals for, its product candidates, (iv) expands corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (v) invests in JV’s or other third party collaboration agreements. The Company believes it has the ability to meet all obligations due over the course of the next twelve months.

In March 2015, the Company entered into a binding term sheet with NantCell Inc., or NantCell, a wholly owned subsidiary of NantWorks, LLC, or NantWorks, a private company owned by Dr. Patrick Soon-Shiong who is an affiliate of the Company.  Under the terms of the binding term sheet, the Company would license to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies against NantWorks’ discovered neoepitopes from its G-MAB library, as well as a number of CAR-TNK products. The Company and NantCell established a new joint venture called Immunotherapy NANTibody, LLC, or JV, a Delaware limited liability company as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell’s ownership in the JV is 60% and will contribute $60.0 million and the Company’s ownership is 40% and will contribute $40.0 million. The JV will focus on accelerating the development of a phase III immune-oncology monoclonal antibody (mAb) and multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies. In July 2015, upon the closing of the sale of IgDraSol, the Company contributed its portion of the initial joint funding of $40 million to the JV. See Note 9.

In April 2015, the Company and NantCell entered into a binding term sheet for a license agreement with NantCell.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10 million to the Company.  As of June 30, 2015, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the upfront payment as deferred revenue.  Further, NantCell shall issue to the Company $100 million of vested equity in NantCell upon a third party equity financing of NantCell.  See Note 9.

In April 2015, the Company entered into a common stock purchase agreement with NantBioScience, Inc., or NantBioScience, a wholly owned subsidiary of NantWorks, pursuant to which the Company purchased 1,000,000 shares of NantBioScience common stock for an aggregate purchase price of $10 million which has been recorded as a cost-method investment in common stock.  As part of the agreement, the Company became a party to a right of first refusal, co-sale and drag along agreement with other stockholders of NantBioScience as well as an investor rights agreement with certain stockholders of NantBioScience.

In May 2015, the Company entered into a stock sale and purchase agreement (the “Agreement”) with NantPharma, LLC, or NantPharma, a private company owned by Dr. Patrick Soon-Shiong, pursuant to which the Company agreed to sell to NantPharma all of the Company’s equity interests in IgDraSol, Inc., a wholly-owned subsidiary of the Company and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the Agreement, NantPharma agreed to pay the Company an upfront payment of $90.05 million, of which $80 million is obligated to fund the Company’s joint ventures. In addition, the Company will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. The Company will also receive specified additional per unit payments in excess of cost of supply from total unit sales. In addition, during the first three years after closing, the Company has the option to co-develop and/or co-market Cynviloq on terms to be negotiated. The Agreement contains customary representations, warranties and covenants of the Company and NantPharma. Consummation of the Sale is subject to various conditions, including, among others, (i) all consents, approvals, assignments, permits and authorizations having been obtained, (ii) no change, effect, event, development, occurrence, condition or states of facts occurring that would be materially adverse to IgDraSol for with respect to Cynviloq, and (iii) all Hart-Scott-Rodino conditions shall have expired or been terminated or been obtained or made.

In June 2015, the National Institutes of Health, or NIH announced that the Clinical Center suspended operations of its Pharmaceutical Development Section after FDA inspections that occurred in May 2015.  An FDA inspection report issued on May 29, 2015 noted “deficiencies in the physical facility, including flaws in the air handling system, and operational failures including inadequate quality control, insufficient employee training, and lack of compliance with standard operating procedures”.  As a result, 46 clinical programs, including the resiniferatoxin (RTX) study in patients with severe pain in advanced cancer, were placed on clinical hold by the FDA.  NIH has developed an interim corrective action/preventative action plan which has been submitted to the FDA for its approval.  The Company continues to move forward with its own corporate IND for RTX.

On July 8, 2015, the Company consummated the previously announced sale to NantPharma of its equity interests in IgDraSol, Inc., its wholly-owned subsidiary and the holder of the rights to Cynviloq.  See Note 9.

On July 9, 2015, the Company announced that it and NantBioScience have jointly committed $100 million to establish a joint venture called NantCancerStemCell, LLC, or NantStem, to focus on the development of ‘first-in-class’ small molecules against targets that have eluded the pharmaceutical industry to date and which may address important drivers of cancer growth including cancer stem cells. The Company will contribute key small molecule programs (lead inhibitors of the proto-oncogenes c-Myc, and the master metabolism regulator HIF-1 alpha, and an inducer of the tumor suppressor cytokine TRAIL) to NantStem, which will be 60% owned by NantBioScience and 40% owned by the Company.  The Company contributed $20.0 million of its initial joint funding and will contribute the additional $20.0 million by September 30, 2015. See Note 9.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2015 and December 31, 2014, the carrying amount of cash and cash equivalents, grants and accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Grants and Accounts Receivable

Grants receivable at June 30, 2015 and December 31, 2014 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at June 30, 2015 and December 31, 2014 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $4 and $33, respectively.

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

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for the both the three and six months ended June 30, 2015 and 2014 was $1 and $2, respectively, which has been included in intangibles amortization.

As of June 30, 2015, license rights are included in long-term assets held for sale and are stated at cost and depreciated on a straight-line basis through the date these assets were determined to be held for sale.  Amortization expense for the three months ended June 30, 2015 and 2014 was $238 and $475, respectively.  Amortization expense for the six months ended June 30, 2015 and 2014 was $713 and $950, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for both the three and six months ended June 30, 2015 and 2014 was $44 and $88, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for both the three and six months ended June 30, 2015 and 2014 was $66 and $132, respectively, which has been included in intangibles amortization.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2014, noting no impairment.  There have not been any triggering events through June 30, 2015.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2015.

Cost-Method Investments

The Company’s cost-method investments in non-publicly traded companies are included in the consolidated balance sheets and are carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over these companies.  The Company monitors these investments for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized.  Realized gains and losses on these investments are reported in other income (expense), net in the consolidated statements of operations.  There have not been any impairment losses of cost-method investments through June 30, 2015.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company evaluates the recoverability of the deferred tax assets annually. As of June 30, 2015, the Company maintained a full valuation allowance against its deferred tax assets.

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

Net Loss per Share

Net loss per share is presented as both basic and diluted net loss per share. Basic net loss per share excludes any dilutive effects of options, shares subject to repurchase and warrants. Diluted net loss per share includes the impact of potentially dilutive securities. No dilutive effect was calculated for the three and six months ended June 30, 2015 and 2014 as the Company reported a net loss for each respective period and the effect would have been anti-dilutive. The Company had outstanding common share equivalents of 5,017,945 and 1,854,626 at June 30, 2015 and 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, including foreign currency translation adjustments and unrealized gains and losses on investments, are reported, net of their related tax effect, to arrive at comprehensive loss. For the three and six months ended June 30, 2015 and 2014, the comprehensive loss was equal to the net loss.

Segment Information

The Company is engaged primarily in the discovery and development of innovative drug therapies focused on oncology and the treatment of chronic cancer pain. Accordingly, the Company has determined that it operates in one operating segment.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-3, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-3”).  ASU 2015-3 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than separately as an asset.  ASU 2015-3 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those years, and is to be applied retrospectively. Early adoption is permitted.  The Company does not expect the adoption of ASU 2015-3 will have an impact on its results of operations or cash flows.

2. Cost-Method Investments

As of June 30, 2015 and December 31, 2014, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $21.5 million and $10.0 million, respectively. The Company’s cost-method investments are assessed for impairment quarterly. The Company determines that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three and six months ended June 30, 2015 and 2014.  The Company has a $10.0 million cost-method investment in NantKwest, Inc., or NantKwest, and in July 2015 NantKwest completed its initial public offering (“IPO”).  As of the date of the IPO, the Company will no longer account for this investment using the cost method.  See Note 9.

3. Goodwill and Intangible Assets

As of June 30, 2015 and December 31, 2014, the Company had goodwill of $12,470.  The Company performed a qualitative test for goodwill impairment as of December 31, 2014. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill were in excess of the carrying values and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and six months ended June 30, 2015 and 2014.

The Company’s intangible assets, excluding goodwill, include patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets is as follows:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	1,320	405	915
Acquired technology	3,410	269	3,141
Patent rights	90	11	79
Total intangible assets	$4,820	$685	$4,135

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	1,320	272	1,048
Acquired technology	3,410	182	3,228
Patent rights	90	9	81
Total intangible assets	$4,820	$463	$4,357

As of June 30, 2015, the remaining amortization period for identifiable intangible assets is 5 to 19 years.

Estimated future amortization expense related to intangible assets at June 30, 2015 is as follows:

Years Ending December 31,	Amount
2015	$222
2016	445
2017	445
2018	436
2019	181
Thereafter	2,406
Total	$4,135

4. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. The warrant was exercised in February 2015.  For the three months ended June 30, 2015 and 2014, the Company recorded $21 and $49 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  For the six months ended June 30, 2015 and 2014, the Company recorded $46 and $56 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  All such costs have been included in general and administrative expenses.

NIH Grants

In June 2012, the NIAID awarded the Company a third Advanced Technology STTR grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the

Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the three months ended June 30, 2015 and 2014, the Company recorded $0 and $52 of revenue, respectively, associated with the Staph Grant II award.  During the six months ended June 30, 2015 and 2014, the Company recorded $0 and $150 of revenue, respectively, associated with the Staph Grant II award.

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended June 30, 2015 and 2014, the Company recorded $331 and $32 of revenue, respectively, associated with the Staph Grant III award. During the six months ended June 30, 2015 and 2014, the Company recorded $417 and $32 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years. During the three months ended June 30, 2015 and 2014, the Company recorded $38 and $0 of revenue, respectively, associated with the Phase I STTR grant award.   During the six months ended June 30, 2015 and 2014, the Company recorded $93 and $0 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225. During the three months ended June 30, 2015 and 2014, the Company recorded $56 and $0 of revenue, respectively, associated with the Phase I Myc grant award.   During the six months ended June 30, 2015 and 2014, the Company recorded $130 and $0 of revenue, respectively, associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended June 30, 2015 and 2014, the Company recorded $21 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award.  During the six months ended June 30, 2015 and 2014, the Company recorded $31 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award.

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

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan: (i) interest rate is 7.95% per annum, and (ii) provided the Lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $321, was recorded as debt discount and additional paid-in capital.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$11,741
Fair value of all warrants	(536)
Accretion of debt discount	276
Balance at June 30, 2015	$11,481

Future minimum payments under the amended and restated loan and security agreement are as follows:

Year Ending December 31,
2015	$2,749
2016	5,497
2017	4,579
Total future minimum payments	12,825
Unamortized interest	(1,084)
Debt discount	(260)
Total minimum payment	11,481
Current portion	(4,613)
Long-term debt	$6,868

6. Stock Incentive Plans

2009 Equity Incentive Plan

In February 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan, or the EIP, under which 400,000 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. In March 2009, the Company issued 296,154 restricted common stock awards to certain consultants for aggregate gross proceeds of less than $1, of which the Company repurchased 44,166 unvested shares of restricted common stock for a nominal amount in January 2011. The restricted shares vest monthly over four years and all remaining shares were fully vested as of June 30, 2015. No further shares are available for grant under the EIP.

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of June 30, 2015, 3,200 options were outstanding.

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

The following table summarizes stock option activity as of June 30, 2015 and the changes for the period then ended:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,231,800	$6.34	$8,323
Options Granted	1,188,500	$11.56
Options Canceled	(174,562)	$7.24
Options Exercised	(203,623)	$5.43
Outstanding at June 30, 2015	3,042,115	$8.36	$28,156

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six Months Ended June 30,
	2015	2014
Weighted-average grant date fair value	$11.56	$11.70
Dividend yield	—	—
Volatility	75%	78%
Risk-free interest rate	1.65%	1.94%
Expected life of options	6.1 years	6.1 years

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

The total employee stock-based compensation recorded as operating expenses was $801 and $286 for the three months ended June 30, 2015 and 2014, respectively, and $1,783 and $2,130 for the six months ended June 30, 2015 and 2014, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2015 was $9,666 and the weighted average period over which these grants are expected to vest is 2.8 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $593 and $344 for the three months ended June 30, 2015 and 2014, respectively, and $1,047 and $403 for the six months ended June 30, 2015 and 2014, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2015:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,724,138
Common stock options outstanding under the EIP	3,200
Authorized for future grant or issuance under the Stock Plan	427,762
Issuable to former IgDraSol stockholders upon achievement of specified milestones	1,306,272
Issuable under assignment agreement based upon achievement of certain milestones	80,000
3,789,864

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

8. Related Party Agreements

During the three and six months ended June 30, 2015, the Company purchased products totaling $350 and $415, respectively, from Levena Biopharma Co., LTD (Levena), a Chinese Corporation.  The Company’s Senior Vice President and Head of Antibody Drug Conjugates is also one of the owners of Levena.

In December 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliated entity of Dr. Patrick Soon-Shiong (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor an aggregate of 7,188,061 shares of the Company’s common stock at a price of $5.80 per share for an aggregate purchase price of $41,691. In connection with the Purchase Agreement, the Investor received a warrant to purchase 1,724,138 shares of the Company’s Common Stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share.

In December 2014, the Company entered into a joint development and license agreement with Conkwest Inc., which has changed its name to NantKwest, and of which Dr. Patrick Soon-Shiong is a majority owner.  In addition, the Company purchased approximately 5.6 million shares of NantKwest common stock for $10 million.

During the six months ended June 30, 2015, the Company has entered into a joint venture called Immunotherapy NANTibody, LLC with NantCell, a wholly-owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  In July 2015, the Company contributed its portion of the initial joint funding of $40 million to the Immunotherapy NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10 million upfront license payment.

The Company has also entered into a joint venture called NantCancerStemCell, LLC, with NantBioScience, a wholly-owned subsidiary of NantWorks.  In July 2015, the Company contributed $20 million of the initial joint funding to NantCancerStemCell and will contribute the remaining $20 million by September 30, 2015.  During the six months ended June 30, 2015, the Company purchased 1,000,000 shares of NantBioScience common stock for $10 million.

In May 2015, the Company entered into a stock sale and purchase agreement with NantPharma, a private company owned by NantWorks pursuant to which the Company sold its equity interests in IgDraSol, its wholly-owned subsidiary and holder of the rights to Cynviloq for an upfront payment of $90.05 million and potential regulatory and sales milestones of up to $1.2 billion.

9. Subsequent Events

On July 8, 2015, the Company consummated the previously announced sale to NantPharma of its equity interests in IgDraSol, Inc., its wholly-owned subsidiary and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the Agreement, NantPharma paid the Company an upfront payment of $90.05 million, of which $80 million is obligated to fund the Company’s joint ventures.   In addition, the Company will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. The Company will also receive specified additional per unit payments in excess of cost of supply from total unit sales. In addition, during the first three years after closing, the Company has the option to co-develop and/or co-market Cynviloq on terms to be negotiated. Upon the closing of the agreement in July, the specified development milestone was satisfied and the Company issued 1,306,272 million shares to former IgDraSol shareholders.

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on the Company’s operations or financial results, should be classified as discontinued operations. The sale of the Company’s equity interests in IgDraSol did not represent a strategic shift in the Company’s operations, and accordingly, is not being reported as a discontinued operation.

Had the Company consummated this sale as of the beginning of the year, the Company’s revenues for the three and six months ended June 30, 2015 would be unchanged, for the three months ended June 30, 2015 research and development expenses would be $5,604 general and administrative expenses would be $2,974 and loss from operations before income tax would have been $8,274.  For the six months ended June 30, 2015, research and development expenses would be $9,810 general and administrative expenses would be $5,104 and loss from operations before income tax would have been $14,691.  Additionally, the balance sheet as of June 30, 2015 would have balances of total assets of $95,338 and deferred tax liabilities of $1,676, and current assets and current liabilities would remain unchanged.

On July 8, 2015, the Company contributed its portion of the initial joint funding of $40 million to the Immunotherapy NANTibody, LLC joint venture.  This joint venture with NantCell will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.

On July 9, 2015, the Company announced that it and NantBioScience have jointly committed $100 million to establish a joint venture called NantCancerStemCell, LLC, or NantStem, to focus on the development of ‘first-in-class’ small molecules against targets that have eluded the pharmaceutical industry to date and which may address important drivers of cancer growth including cancer stem cells. The Company will contribute key small molecule programs (lead inhibitors of the proto-oncogenes c-Myc, and the master metabolism regulator HIF-1 alpha, and an inducer of the tumor suppressor cytokine TRAIL) to NantStem which will be 60% owned by NantBioScience and 40% owned by the Company.  The Company contributed $20.0 million of its initial joint funding and will contribute the additional $20.0 million by September 30, 2015.

On July 27, 2015, NantKwest, Inc. completed its initial public offering (“IPO”).  Prior to the IPO the Company’s investment in NantKwest was accounted for using the cost method and the total investment was classified as part of investments in common stock on the Company’s consolidated balance sheets.  As of the date of the IPO, the Company will no longer account for this investment using the cost method but will reflect this investment as an available-for-sale equity security on the consolidated balance sheet and will adjust the investment to fair value each quarterly reporting period with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).

On August 3, 2015, the Company announced that it has entered into an exclusive licensing agreement to develop and commercialize multiple prespecified and undisclosed biosimilar or biobetter antibodies from Mabtech Limited, a holding company for premier antibody development and manufacturing companies in China.  Under the terms of the agreement, the Company will develop and market these 4 monoclonal antibodies (mAbs) for the North American, European and Japanese market. The Company made an initial license payment of $10.0 million with additional payments totaling $190.0 million payable per the agreement over the next four years.  Each of the mAbs has completed a Phase III study; two are currently in registration for marketing approval in China, while the other two are under data analyses for subsequent NDA submission in China.

In August 2015, the Company received a vested equity interest in NantCell, a private company, in accordance with the licensing agreement entered into in April 2015.

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs in the U.S. as well as international markets. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have one clinical development program underway: resiniferatoxin, or RTX, a non-opiate, ultra potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including our fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor Tumor-attacking Neukoplast® (CAR.TNK™, pronounced “CARTANK”) for adoptive cellular immunotherapies (ACI). Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from our proprietary G-MAB® library platform and antibody drug conjugates, or ADCs.

Through June 30, 2015, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2015. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

Although we intend to retain ownership and control of product candidates by advancing their development, we regularly also consider, (i) partnerships with pharmaceutical or biopharmaceutical companies in order to balance the risks and costs associated with drug discovery and development and maximize our stockholders’ returns, and (ii) sale of our products. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates.

Recent Developments

In April 2015, we entered into a license agreement with NantCell, Inc., or NantCell, a wholly-owned subsidiary of NantWorks, Inc., a private company owned by Dr. Patrick Soon-Shiong, an affiliate of the Company.  NantCell agreed to pay a royalty not to exceed five percent (5%) to us on any net sales of products (as defined) from the assets licensed by us to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10 million to us.  As of June 30, 2015, we had not yet provided all of the items noted in the agreement and therefore have recorded the upfront payment as deferred revenue.  Further, NantCell shall issue to us $100 million of vested equity in NantCell upon a third party equity financing of NantCell.

In April 2015, we entered into a common stock purchase agreement with NantBioScience, Inc., or NantBioScience, a wholly-owned subsidiary of NantWorks, pursuant to which we purchased 1,000,000 shares of NantBioScience common stock for an aggregate purchase price of $10 million which has been recorded as a cost-method investment in common stock.  As part of the agreement, we became a party to a right of first refusal, co-sale and drag along agreement with other stockholders of NantBioScience as well as an investor rights agreement with certain stockholders of NantBioScience.

In May 2015, we entered into a stock sale and purchase agreement (the “Agreement”) with NantPharma, LLC, or NantPharma, a wholly-owned subsidiary of NantWorks pursuant to which we agreed to sell to NantPharma all of our equity interests in IgDraSol, Inc., a wholly-owned subsidiary of ours and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the Agreement, NantPharma agreed to pay us an upfront payment of $90.05 million, of which $80 million is obligated to fund the Company’s joint ventures.  In addition, we will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. We will also receive specified additional per unit payments in excess of cost of supply from total unit sales. In addition, during the first three years after closing, we have the option to co-develop and/or co-market Cynviloq on terms to be negotiated. The Agreement contains customary representations, warranties and covenants for us and NantPharma.  Upon the closing of the agreement in July, the specified development milestone was satisfied and we issued 1,306,272 million shares to former IgDraSol shareholders.

In June 2015, the National Institutes of Health, or NIH announced that the Clinical Center suspended operations of its Pharmaceutical Development Section after FDA inspections that occurred in May 2015.  An FDA inspection report issued on May 29, 2015 noted “deficiencies in the physical facility, including flaws in the air handling system, and operational failures including inadequate quality control, insufficient employee training, and lack of compliance with standard operating procedures”.  As a result, 46 clinical programs, including the resiniferatoxin (RTX) study in patients with severe pain in advanced cancer, were placed on clinical hold by the FDA.  NIH has developed an interim corrective action/preventative action plan which has been submitted to the FDA for its approval.  We continue to move forward with our own corporate IND for RTX.

On July 8, 2015, we consummated the previously announced sale to NantPharma of our equity interests in IgDraSol, Inc., our wholly-owned subsidiary and the holder of the rights to Cynviloq.  In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on our Company’s operations or financial results, should be classified as discontinued operations. The sale of our equity interests in IgDraSol did not represent a strategic shift in our operations, and accordingly, is not being reported as a discontinued operation.

On July 8, 2015, we contributed our portion of the initial joint funding of $40 million to the Immunotherapy NANTibody, LLC joint venture.  This joint venture with NantCell will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.

On July 9, 2015, we announced that we and NantBioScience have jointly committed $100 million to establish a joint venture to focus on the development of ‘first-in-class’ small molecules against targets that have eluded the pharmaceutical industry to date and which may address important drivers of cancer growth including cancer stem cells. We will contribute key small molecule programs (lead inhibitors of the proto-oncogenes c-Myc, and the master metabolism regulator HIF-1 alpha, and an inducer of the tumor suppressor cytokine TRAIL) to the joint venture which will be 60% owned by NantBioScience and 40% owned by us.  We contributed $20.0 million of our initial joint funding and will contribute the additional $20.0 million by September 30, 2015.

On July 27, 2015, NantKwest, Inc. completed its initial public offering (“IPO”).  Prior to the IPO our investment in NantKwest was accounted for using the cost method and the total investment was classified as part of investments in common stock on our consolidated balance sheets.  As of the date of the IPO, we will no longer account for this investment using the cost method but will reflect this investment as an available-for-sale equity security on the consolidated balance sheet and will adjust the investment to fair value each quarterly reporting period with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).

On August 3, 2015, we announced that we had entered into an exclusive licensing agreement to develop and commercialize multiple prespecified and undisclosed biosimilar or biobetter antibodies from Mabtech Limited, a holding company for premier antibody development and manufacturing companies in China.  Under the terms of the agreement, we will develop and market these 4 monoclonal antibodies (mAbs) for the North American, European and Japanese markets. We made an initial license payment of $10.0 million with additional payments totaling $190.0 million payable per the agreement over the next four years.  Each of the mAbs has completed a Phase III study; two are currently in registration for marketing approval in China, while the other two are under data analyses for subsequent NDA submission in China.

In August 2015, we received a vested equity interest in NantCell, a private company, in accordance with the licensing agreement entered into in April 2015.

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

During the quarter ended June 30, 2015, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2014 contained in our 2014 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our consolidated statements of operations.

Comparison of the Three Months Ended June 30, 2015 and 2014

(figures in 000’s unless otherwise specified)

Revenues. Revenues were $1,173 for the three months ended June 30, 2015, as compared to $775 for the three months ended June 30, 2014. The net increase of $398 is primarily due to more active grants and an increase in activities under our active grants for the three months ended June 30, 2015 compared to the corresponding period of 2014. Also contributing to this increase was higher sales and service revenues generated from the sale of customized reagents and providing contract development services.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research (STTR) grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the three months ended June 30, 2015 and 2014, were $0 and $52, respectively.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended June 30, 2015 and 2014, we recorded $331 and $32 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the three months ended June 30, 2015 and 2014, we recorded $38 and $0 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended June 30, 2015 and 2014, we recorded $56 and $0 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the three months ended June 30, 2015 and 2014, we recorded $21 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the three months ended June 30, 2015 and 2014, were $13 and $0, respectively.  We had no other revenue during the three months ended June 30, 2015 and 2014 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended June 30, 2015 and 2014 were $314 and $510, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 and 2014 were $7,971 and $5,309, respectively. Research and development expenses include the costs to complete our bioequivalence (“BE”) registration trial related to Cynviloq, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $2,662 is primarily attributable to preclinical testing and completing our BE registration trial, salaries and compensation related expense, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials and potentially pursue other human indications. We expect research and development expenses to increase in absolute dollars as we: (i) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (v) invest in our JV’s or other third party agreements.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 and 2014 were $3,072 and $2,361, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $711 is primarily attributable to higher stock-based compensation, higher salaries and related compensation expenses and rent and facility expenses partially offset by lower legal costs related to general corporate and IP matters and consulting and business development expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, (ii) increased infrastructure costs, and (iii) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the three months ended June 30, 2015 and 2014 was $349 and $586, respectively. The decrease in the three months ended June 30, 2015 as compared to the same period  in 2014 is due to license rights being amortized on a straight line basis through the date those assets were determined to be held for sale.

Interest Expense. Interest expense for the three months ended June 30, 2015 and 2014 was $442 and $468, respectively. The decrease in interest expense resulted primarily from lower average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended June 30, 2015 and 2014 was $0 and $5, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the three months ended June 30, 2015 and 2014 was $17 and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities and return to provision adjustments.

Net Loss. Net loss for the three months ended June 30, 2015 and 2014 was $10,958 and $8,454, respectively. The increase in net loss is mainly attributable to the development milestone consideration, expanded research and development activities and an increase in general and administrative expenses partially offset by increased revenues.

Comparison of the Six months Ended June 30, 2015 and 2014

Revenues. Revenues were $2,150 for the six months ended June 30, 2015, as compared to $1,751 for the six months ended June 30, 2014. The net increase of $399 is primarily due to more active grants and an increase in activities under our active grants for the six months ending June 30, 2015 compared to the same period of 2014, partially offset by lower sales and service revenues generated from the sale of customized reagents and providing contract development services.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research (STTR) grant to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. The Staph Grant II award revenues for the six months ended June 30, 2015 and 2014, were $0 and $150, respectively.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the six months ended June 30, 2015 and 2014, we recorded $417 and $32 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the six months ended June 30, 2015 and 2014, we recorded $93 and $0 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the six months ended June 30, 2015 and 2014, we recorded $130 and $0 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the six months ended June 30, 2015 and 2014, we recorded $31 and $0 of revenue, respectively, associated with the Phase I WISP1 grant award

Revenues from a human immune-oncology anti PD-L1 license agreement for the six months ended June 30, 2015 and 2014, were $25 and $0, respectively.  We had no other revenue during the six months ended June 30, 2015 and 2014 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments

Cost of revenues. Cost of revenues for the six months ended June 30, 2015 and 2014 were $823 and $1,073, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2015 and 2014 were $15,811 and $11,416, respectively. Research and development expenses include the costs to complete our BE registration trial related to Cynviloq, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $4,395 is primarily attributable to preclinical testing and completion of our BE registration trial, salaries and compensation related expense, depreciation, consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials and potentially pursue other human indications. We expect research and development expenses to increase in absolute dollars as we: (i) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential drug candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical drug candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (v) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2015 and 2014 were $0 and $209, respectively. Acquired in-process research and development expenses for the six months ended June 30, 2014 include the costs associated with a research agreement.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2015 and 2014 were $5,291 and $5,746, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The decrease of $455 is primarily attributable to lower consulting and business development expenses and salaries and related compensation expenses partially offset by higher stock-based compensation and legal costs related to general corporate and IP matters. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, compliance with our public reporting obligations, (ii) increased infrastructure costs, and (iii) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the six months ended June 30, 2015 and 2014 was $935 and $1,172, respectively. The decrease in the six months ended June 30, 2015 as compared to the same period  in 2014 is due to license rights being amortized on a straight line basis through the date those assets were determined to be held for sale.

Interest Expense. Interest expense for the six months ended June 30, 2015 and 2014 was $881 and $691, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement entered into in March 2014.

Interest Income. Interest income for the six months ended June 30, 2015 and 2014 was $0 and $9, respectively. The decrease in interest income resulted from lower average cash balances in 2015 as compared to the same period in 2014. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the six months ended June 30, 2015 and 2014 was $195 and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities and return to provision adjustments.

Net Loss. Net loss for the six months ended June 30, 2015 and 2014 was $21,396 and $18,547, respectively. The increase in net loss is mainly attributable to the development milestone consideration and expanded research and development activities partially offset by lower general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had $51,699 in cash and cash equivalents attributable in part to the December 2014 issuance of 7.2 million shares of our common stock for cash to Cambridge Equities in a private equity financing totaling $41.7 million.  Our working capital as of June 30, 2015 was $43.4 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $7,552 for 2015 and is primarily attributable to our net loss of $21,396 partially offset by an increase in deferred revenue and other working capital balances of $9,580, combined with $4,264 in non-cash activities relating to stock-based compensation, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $15,512 for 2014 and primarily reflects a net loss of $18,547, which was partially offset by $4,526 in non-cash activities relating primarily to stock-based compensation, acquired in-process research and development and depreciation expense.

We expect to continue to incur substantial and increasing losses and have negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our JV’s and collaborations.

Cash Flows from Investing Activities. Net cash used for investing activities was $12,000 for 2015 as compared to $198 for 2014. The net cash used related primarily to an investment in common stock of a non-public entity and equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash used in financing activities was $651 for 2015 which was primarily for the payment of deferred compensation and principal payments under our amended and restated loan and security agreement partially offset by the proceeds from option exercises as compared to cash provided by financing activities of $34,198 in 2014 which was provided by the closing of our underwritten public offerings and increases in net borrowings under our amended and restated loan and security agreement.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance RTX into clinical trials and potentially pursue other human indications, (ii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical development activities, (iii) continue our development of, and seek regulatory approvals for, our product candidates, (iv) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (v) incur our share of JV and collaboration costs for our products and technologies. We believe we have the ability to meet all obligations due over the course of the next twelve months.

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

On July 27, 2015, NantKwest, Inc. completed its initial public offering (“IPO”).  Prior to the IPO our $10 million investment in NantKwest was accounted for using the cost method and the total investment was classified as part of investments in common stock on our consolidated balance sheets.  As of the date of the IPO, we will no longer account for this investment using the cost method but will reflect this investment as an available-for-sale equity security on the consolidated balance sheet and will adjust the investment to fair value each quarterly reporting period with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).

On August 3, 2015, we announced that we had entered into an exclusive licensing agreement to develop and commercialize multiple prespecified and undisclosed biosimilar or biobetter antibodies from Mabtech Limited, a holding company for premier antibody development and manufacturing companies in China.  Under the terms of the agreement, we will develop and market these 4 monoclonal antibodies (mAbs) for the North American, European and Japanese markets. We made an initial license payment of $10.0 million with additional payments totaling $190.0 million payable per the agreement over the next four years.  Each of the mAbs has completed a Phase III study; two are currently in registration for marketing approval in China, while the other two are under data analyses for subsequent NDA submission in China.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2015, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development-stage biopharmaceutical company that began operating and commenced research and development activities in 2009. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our fully-human mAb, ADC, RTX, or related companion diagnostic product candidates to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

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

As of June 30, 2015, December 31, 2014, 2013 and 2012, we had an accumulated deficit of $88.9 million, $67.5 million, $32.9 million and $11.0 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing and acquired operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX into clinical trials and potentially pursue other human or veterinary indications, (ii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (iii) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, and (iv) expand our corporate infrastructure, including the costs associated with being a NASDAQ public company. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our future capital requirements will depend on many factors, including:

•	the progress of the development of our fully-human mAb, ADC, RTX or related companion diagnostic product candidates;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	general market conditions for offerings from biopharmaceutical companies;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our product candidates.

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

We have not previously initiated or completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

Although we are planning for certain clinical trials relating to RTX, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D, Chief Executive Officer and President, and Mike Royal, Executive Vice President of Clinical and Regulatory Affairs. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

In the past 2 years, we acquired three companies.  The success of any acquisitions depend on, among other things, our ability to combine our businesses in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.

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

During 2013, for example, we incurred significant legal and professional fees in connection with such acquisitions. We expect to incur additional costs integrating the companies’ operations, higher development and regulatory costs, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration of our companies and advancement of acquired product candidates and technologies such as RTX and Concortis assets exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

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

We remain subject to the Exclusive Distribution Agreement with Samyang Biopharmaceuticals Corporation and are required to pay all milestone and license fees pursuant to such agreement.

As a result of our acquisition of IgDraSol Inc.in September 2013, we became a party to an Exclusive Distribution Agreement, as amended, with Samyang Biopharmaceuticals Corporation, or Samyang, in connection with our development of Cynviloq which contained various milestone and license fees to be paid to Samyang.  On May 14, 2015, we sold all of our equity interests in IgDrasol Inc. to NantPharma, LLC, or NantPharma.  As part of the sale, we agreed with NantPharma to be responsible for and pay all milestone and license fees required to be paid to Samyang under the Exclusive Distribution Agreement following notification from NantPharma when such milestone and license fees become due and payable. While there are milestone payments to be paid to us from NantPharma as part of the sale of IgDraSol, in the event milestone payments are not paid to us, we will still be responsible for any and all milestone and license fees to be paid to Samyang pursuant to the Exclusive Distribution Agreement.

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

Dr. Patrick Soon-Shiong, one of our principal stockholders, has significant interests in other companies which may conflict with our interests.

One of our principal stockholders, Dr. Patrick Soon-Shiong, is the founder of NantWorks and a large stockholder in NantKwest, Inc. Both NantKwest and the various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our development programs;

•	the addition or termination of clinical trials;

•	any intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting our product candidates; and

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

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

As of June 30, 2015, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 33.1% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Sorrento Therapeutics, Inc.

Date: August 6, 2015	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Douglas Langston
Douglas Langston
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1 10.2

Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc.*

Stock Sale and Purchase Agreement dated as of May 14, 2014 by and between NantPharma, LLC and Sorrento Therapeutics, Inc.**

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

**Sorrento hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.