Form 10-K
period 2015-12-31
Sorrento Therapeutics, Inc.
filed 2016-03-15
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9380 Judicial Drive, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2015 (the last trading day of the registrant’s second fiscal quarter of 2015), was approximately $586.1 million.

At March 10, 2016, the registrant had 38,365,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of December 31, 2015, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs worldwide. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have multiple clinical development programs underway: (i) CAR-T programs for solid tumors, (ii) resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, and (iii) biosimilar/biobetter antibodies clinical development programs.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor-T Cell (CAR-T) and Chimeric Antigen Receptor Natural Killer (NK) cells (CAR. NK™) for adoptive cellular immunotherapy. Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from our proprietary G-MAB™ antibody library platform and ADCs.

SORRENTO PIPELINE:

Although we intend to retain ownership and control of product candidates by advancing their development, we regularly also consider partnerships with pharmaceutical or biopharmaceutical companies in order to balance the risks and costs associated with drug discovery and development and maximize our stockholders’ returns. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties by licensing rights to our product candidates. Moreover, we are looking at strategic collaborations whereby the partner will be responsible for certain product and clinical development costs in exchange for marketing and distribution rights in the US, ex-US or globally. Through various joint ventures, we will also be able to advance our pipeline into the clinic without significantly draining our resources and focus since these entities will be operating and funded independently.

Recent Developments

In March 2015, we entered into a binding term sheet with NantCell, LLC (“NantCell”) and then, into a license agreement in April 2015, pursuant to which we licensed to NantCell a number of immune-checkpoint antibodies, immune-oncology antibodies, antibody drug conjugates and certain other antibodies from our G-MAB library, as well as a couple of CAR-TNK products.    Following the closing of a NantCell’s equity financing, we were issued $100 million in vested NantCell equity.

In May 2015, we entered into a stock sale and purchase agreement with NantPharma, LLC (“NantPharma”) pursuant to which we sold to NantPharma all of our equity interests in IgdraSol, Inc. (“IgDraSol”), which was our wholly-owned subsidiary and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor-free paclitaxel injectable finished formulation.  Pursuant to the agreement, NantPharma paid us an upfront payment of $90.05 million.  In addition, the we are entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments.  We will also receive specified additional per unit payments in excess of cost of supply from total unit sales.  In addition, during the first three years after closing, we have the option to co-develop and/or co-market Cynviloq on terms to be negotiated.  Previously, on May 4, 2015, we announced what we believed to be positive results from recently analyzed pharmacokinetic (PK) data from its TRIBECA™ (TRIal establishing BioEquivalence between Cynviloq™ and Albumin-bound paclitaxel) registrational trial.

In May 2015, we formed a wholly-owned subsidiary, TNK Therapeutics, Inc. (“TNK”).  This subsidiary will focus on developing CAR-T (Chimeric Antigen Receptor T Cells) as well as other complementary cellular and immunotherapies utilizing modified or unmodified donor-derived immune cells to target both solid tumors and hematological malignancies.

In June 2015, we entered into a limited liability agreement and contribution agreement (“JV Agreements”) with NantCell, to form a joint venture, Immunotherapy Nantibody, LLC (the “JV”).  Pursuant to the JV Agreements, NantCell agreed to contribute $60 million to the JV, and we agreed to contribute $40 million.  For these contributions, NantCell owns 60% of the equity interest of and we own 40% of NANTibody. In July 2015, we had NantPharma contribute our portion of the initial joint funding of $40 million to

NANTibody from the proceeds of the sale of IgDraSol.  In addition, we agreed to contribute to the JV seventy-five (75) immuno-oncology antibodies, immune-check point antibodies, bi-specific antibodies and/or antibody drug conjugates.  NantCell also contributed a late stage monoclonal antibody.  For our contribution, we will be owed a royalty of 5% for each of our contributed antibodies described above.

In July 2015, we entered into a limited liability company agreement with NantBioScience, Inc. (“NantBioScience”) to form NantCancerStemCell, LLC (“NantCancerStemCell”).  Pursuant to the Agreement, we agreed to contribute a number of our licensed small molecule compounds such as anti-myc compounds, and potentially licensable small molecule compounds such as compounds against the hypoxia-inducible factors (HIF) and make capital contributions to NantCancerStemCell equal to $40 million in the aggregate (and NantBioScience agreed to make capital contributions to NantCancerStemCell equal to $60 million in the aggregate). We had NantPharma contribute our portion of the initial joint funding of $20 million to NantCancerStemCell from the proceeds from the sale of IgDraSol.   Pursuant to a letter agreement executed on October 14, 2015 (the “October Letter”), NantBioScience and we agreed that the we would be relieved of our obligation to make the final $20 million capital contribution to NantCancerStemCell and our percentage interest in NantCancerStemCell was reduced to 20% and NantBioScience’s percentage interest in NantCancerStemCell was increased to 80%.

In August 2015, we entered into an exclusive licensing agreement to develop and commercialize four, late-stage clinical biosimilar or biobetter antibodies based on Erbitux®, Remicade®, Xolair®, and Simulect® for the North American, European and Japanese markets from Mabtech Limited, a holding company for antibody development and manufacturing companies in China.  Each of these four antibody programs has already completed Phase 3 clinical studies in China. Pursuant to the agreement, we made an initial license payment of $10.0 million which was recognized.  The agreement includes additional milestone payments totaling up to $190.0 million payable over the next five years.  Subsequently, in October 2015, we formed a wholly-owned subsidiary, Sorrento Biologics, Inc. (“Sorrento Biologics”) with the intent to hold the rights to the above biosmilar or biobetter antibodies.

In August 2015,  TNK and we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”). In the event a Qualified Financing does not occur by March 15, 2016, or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Members shall receive an aggregate of 309,917 shares of our common stock, subject to adjustment in certain circumstances. The Membership Interest Purchase Agreement further provides that 20% of the shares of TNK or our shares, as applicable, issuable to the Members shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.

In August 2015, TNK and we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a Qualified Financing. In the event a Qualified Financing does not occur by March 15, 2016, or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of our common stock, subject to adjustment in certain circumstances. The Stock Purchase Agreement further provides that 20% of the shares of TNK or our shares, as applicable, issuable to the Stockholders shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.

In August 2015, we, along with TNK entered into a binding term sheet to exclusively license the NanoVelcro Circulating Tumor Cell profiling assay (the “Technology”) from Cytolumina Technologies Corp. (“CTC”) and Fetolumina Technologies Corp. (“FTC”).  Upon execution of definitive license agreements, CTC and FTC each will grant to TNK an exclusive and perpetual license to the Technology to research, develop, use, offer for sale, sell, have sold, distribute, import, and export the Technology and any products developed from or includes the Technology (the “Product”) for all uses or applications for cell based therapies, including but not limited to CAR-T and CAR.TNK immunotherapies (the “TNK Field”).  Additionally, CTC and FTC each will grant to us an exclusive and perpetual license to the Technology to research, develop, use, offer for sale, sell, have sold, distribute, import and export the Technology and any Products that incorporate our proprietary antibody for uses or applications.  Upon execution of definitive license agreements, TNK will acquire 4.166% of the capital stock of each of CTC and FTC for an aggregate purchase price of $5 million.  In addition, the definitive license agreements will provide that TNK, on the one hand, and CTC and FTC, on the other hand, will share the profits from the net sales of TNK’s diagnostic products incorporating the CTC/FTC technology in the TNK Field on a 50/50 basis.  CTC and FTC shall pay us 10% of the net profit of CTC and FTC, respectively, for sales of any Product that incorporates a Company proprietary antibody outside the TNK Field.  Pending our due diligence, we plan on entering into one or more definitive agreements with CTC and FTC incorporating the terms set forth in the binding term sheet.

In September 2015, LA Cell, Inc. (“LA Cell”), one of our subsidiaries, entered into an exclusive license agreement (the “Agreement”) with City of Hope, a California nonprofit public benefit corporation (“City of Hope”), pursuant to which LA Cell licensed technology developed at City of Hope that enables modified monoclonal antibodies (“mAbs”) to penetrate into cells and target ‘undruggable” disease-causing molecules.  The total deal value is in excess of $170 million for the development of these modified mAbs and includes an equity provision as well as upfront and milestone payments to City of Hope. In addition, LA Cell will pay a royalty on net sales to City of Hope during the term of the Agreement.  The Agreement was amended and restated on December 11, 2015, to expand the license to include all indications.

In October 2015, we entered into an option agreement with Cambridge Equities, LP (“Cambridge”) pursuant to which the we granted to Cambridge an unconditional, irrevocable option (the “Option”) to purchase up to 2,000,000 shares of NantKwest, Inc. (“NantKwest”) common stock owned by the Company at a price of $15.295 per share.  The Option is exercisable for the period beginning on January 1, 2016 and ending March 31, 2016.  As of December 31, 2015, we owned 5,618,316 shares of NantKwest common stock.

Our Strategy

Our mission is to improve the lives of patients and assist their care providers by delivering novel therapies that improve outcomes while reducing the undesirable side effects of many current therapies. We believe we have assembled a strong team with in-depth domain knowledge in targeted therapeutics development. We are fostering an integrated, multidisciplinary model for drug discovery, clinical development and manufacturing. Our strategy is to discover, acquire, develop, and commercialize proprietary drugs for significant unmet medical needs, with a focus on cancer therapeutics. The key elements to our long-term oncology business strategy are described below:

•

Resiniferatoxin, or RTX, may permanently eliminate intractable cancer pain and may be applicable to other therapeutic indications in both humans and animals. RTX is a novel, small molecule with a non-opiate mechanism of action that may eliminate targeted intractable cancer pain experienced by end-stage cancer patients. When injected intraspinally or paraspinally, RTX directly interacts with nerve cells expressing TRPV-1 receptors without affecting normal sensation (touch and vibration sense) or muscle function. RTX has been tested in animals and was tested in an investigator-sponsored Phase I/II clinical trial at the National Institute of Health, or NIH under a Cooperative Research and Development Agreement. To date, 12 patients with terminal cancer pain have been treated at NIH. We intend to launch additional trials to rapidly advance clinical development of the drug in patients with intractable cancer pain under our own IND.

•

G-MAB®, our proprietary platform, provides us with specific therapeutic antibodies for specific cancer cell targeting and killing. Our proprietary G-MAB human antibody library has provided us with fully human therapeutic mAbs against many cancer targets. The individual mAbs discovered from our G-MAB library potentially give us a multitude of therapeutic options to target and attack cancer cells. This could be either directly, such as: (i) recruitment of immune effector functions, including, but not limited to, antibody-dependent cellular cytotoxicity, or ADCC, or (ii) antagonistic suppression of cellular signaling processes required for cancer proliferation and metastasis; or indirectly, via modulation of host biology, such as: (a) enhancement of immune activity in the tumor, or (b) normalization of the tumor microenvironment, including anti-angiogenesis for cutting off blood supplies to the tumor. Our lead antibody programs include anti-PD-1 and anti-PD-L1 immunomodulatory antibodies. Based on clinical data from competitor programs, such as anti-PD-1 antibodies nivolumab (Opdivo®; BMS) and pembrolizumab® (Keytruda®; Merck) and anti-PD-L1 mAbs atezolizumab (MPDL3280A; Genentech) and durvalumab (MEDI4736; AstraZeneca), and Avelumab (EMD Serono/Pfizer), such immunomodulatory antibodies have demonstrated significant clinical efficacy across a number of different oncology indications

•

Antibody drug conjugates (ADC) and Bispecific antibodies (BsAbs) for targeted tumor killing. By leveraging the extensive G-MAB Library with our proprietary conjugation and bispecific antibody chemistries, we are positioned to generate proprietary ADCs and BsAbs with significant clinical activity. As both of our technologies are solely based on chemical modifications of the antibody rather than relying on genetic modifications, fusion proteins, or incorporation of unnatural amino acids, they can be utilized with “off-the-shelf” antibodies. This will further empower our G-MAB-derived antibodies and potentially lower development costs. Our lead BsAb programs currently focus on combinations of our anti-PD-1 or anti-PD-L1 antibodies paired with another immunomodulatory antibody component or an anti-tumor antigen antibody.

•

Adoptive Cellular Immunotherapy with CAR-T cells and CAR.NKs: The adoptive immunotherapy field has emerged as the one of most promising and innovative anti-cancer strategies. To date, T-cell based therapies like CAR-T have shown the most promise in hematologic cancers, especially B-cell malignancies like acute lymphoblastic leukemia (ALL) and chronic lymphocytic leukemia (CLL). They have also demonstrated outstanding therapeutic impact, including a high percentage of complete responses (CRs) in Hodgkin lymphoma patients using CD19-CAR T cells. While the clinical results have been promising, CAR-T therapies have also caused some concerning side effects, especially cytokine-release syndrome due to the injection of cytokine-releasing T cells. Currently, patient-derived T cells are isolated, propagated, and modified with the CAR in the laboratory and then administered back into the patient. The process, however, solely relies on the ability to obtain sufficient numbers of patient immune cells and to successfully bestow upon them the ability to express the CAR.

The CAR. NK approach will utilize either an-immortalized NK cell line, such as the one from NantKwest called  NK-92 as the source for the immune cells or primary or placental NK cells. These NK cells will be genetically modified to express surface receptors using our G-MAB library that would allow these cells to recognize antigens on tumor cells.

•

Biosimilars/Biobetters. Major branded biologic products with a total of approximately $100 billion of global sales have either lost patent exclusivity or will do so through 2020. The US created the 351(k) biosimilar pathway in 2010 with the Biologics Price Competition and Innovation Act (BPCIA) which was passed in the Affordable Care Act. EMA established a similar framework in 2005, and many markets around the world have adopted similar guidelines. Biosimilars must precisely match the amino acid sequence of the originator’s molecule. Unlike the amino acid sequence, glyclosylation of the biosimilar mAbs may vary and are dependent on the cell line and growth conditions. Parts of the glycosylation pattern are critical for biological function and the pattern affects the PK/PD and safety/efficacy profile. Biosimilar development and commercialization requires significant commercial and complex analytical and development capabilities. By leveraging existing biosimilars/biobetters from regional markets, we potentially are able to expedite their entrance into the world drug market.  The in-licensed biosimilar and biobetter antibodies include: cetuximab targeting the epithelial growth factor receptor (EGFR); infliximab targeting tumor necrosis factor alpha (TNF-α); omalizumab targeting IgE; and basiliximab targeting the alpha chain of the interleukin-2 receptor (IL-2Rα or CD25). Together, these 4 mAbs target an established market with combined annual global sales in 2014 in excess of $13 billion.

•

Cell-Internalizing Technology.  LA Cell, our joint venture with the City of Hope, has an exclusive license to technology developed at City of Hope to enable modified monoclonal antibodies (mAbs) to penetrate into cells and target previously “undruggable” disease-causing proteins. The technology is based on a proprietary chemical modification of mAbs that allows the modified mAb penetrating into the cell while maintaining their ability to binding to specific target proteins. This novel cell-internalizing technology could be transformative for the field of biomedical research and biopharmaceutical development.  In particular, we aim to combine LA Cell’s cell-penetrating technology with our fully human antibody library and immunotherapy expertise to enable the development of effective antibody therapies against elusive intracellular targets.

In the near term, we expect to focus our resources on:

•	Advancing RTX into pivotal phase II clinical human development under Sorrento-sponsored IND; and filing a NADA under an already approved MUMS designation for veterinary indications;
•	Advancing STI-001 into late phase human clinical trials in the US and/or EU via biosimilar regulatory pathways;
•	Establishing critical biological product development capabilities such as modern cGMP manufacturing facility and operation, process development, analytical development and quality systems;
•

Prioritizing our preclinical pipeline, and advancing selected drug development candidates into clinical trials ourselves or through strategic collaborations with biotech and/or pharmaceutical companies; and

•	advancing CAR-T and CAR.NK programs into clinical trials under our sponsored IND;
•	Continuing to explore potential accretive and/or synergistic products and/or platforms that will enhance our pipeline and technologies

See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.

Product Candidates

We previously had one late-stage oncology drug candidate, Cynviloq, for which we completed a BE registrational trial for multiple solid tumor indications and an ongoing phase I/II study of RTX for intractable cancer pain, but we transferred our rights to it as part of the sale of our wholly-owned subsidiary, IgDraSol, to NantPharma. Additionally, we have multiple mAb product candidates in preclinical development including our fully human anti-PD-L1 and anti-PD-1 mAbs and several ADCs against validated cancer targets. We believe these individual mAb or ADC product candidates have the potential to address major unmet medical needs.

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

RTX is a small molecule with a non-opiate mechanism of action that may permanently eliminate intractable cancer pain experienced by end-stage cancer patients. When injected intraspinally or paraspinally, RTX directly interacts with nerve cells expressing TRPV-1 receptors without affecting normal sensation (touch and vibration sense) or muscle function. RTX has been extensively tested in animals and was tested in an investigator-sponsored Phase I/II clinical trial at the National Institute of Health or NIH under a Cooperative Research and Development Agreement To date, 12 patients with terminal cancer pain have been treated at NIH.  The NIH is exploring the possibility of enrolling more patients, but must first respond to a clinical hold placed on all programs at the NIH where the investigational drug, not an RTX specific hold, was prepared by the NIH pharmacy.  We intend to launch additional trials this year to advance clinical development of the drug in patients with intractable cancer pain.

The mechanism of action for RTX is well understood and has been validated by extensive data in both animals and humans. In chronic pain states, TRPV-1 is upregulated and expressed to a greater degree resulting in central hypersensitivity and pathological pain states. When the drug is delivered via intrathecal injection, through a catheter placed in the cerebrospinal fluid space, it targets and binds to TRPV-1 receptors expressed by specific neurons in the dorsal root ganglion and superficial layers of the dorsal horn of the spinal column. RTX binding to TRPV-1 results in calcium influx, which initiates programmed cell death (“apoptosis”) of only the targeted neurons and, therefore, results in the permanent reduction of pain transmitted by these TRPV-1 positive neurons. The drug is highly specific and does not bind to the large myelinated nerves that transmit normal pain sensations (touch and vibration or position sense), control muscle function or impact cognition. The RTX injection is performed by an anesthesia pain specialist, neurologist, spine surgeon or interventional radiologist trained in such procedures under fluoroscopic guidance as an outpatient procedure under general anesthesia. RTX has the potential of reducing pain without the side effects associated with opiates, including impairment of physical and/or mental facilities. Treatment is expected to address significant unmet medical needs by producing long lasting, analgesic coverage of intractable chronic pain syndromes. Other potential indications include intractable phantom limb pain, pain related to spinal cord injury, and focal neuropathies such as trigeminal neuralgia.

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

We have opened an INAD for osteosarcoma-associated pain in dogs with the Center for Veterinary Medicine (“CVM”) division of the FDA.  We received on June 19, 2015 the designation for our lead RTX product, ARK-001, under the minor use/minor species (MUMS) act, legislation which is similar to an Orphan Product Designation for human medicines. Under a MUMS designation, drugs with a reasonable expectation of efficacy in a minor use, such as osteosarcomas, may be marketed in parallel with the pivotal efficacy trial. We are preparing the NADA to allow marketing ofof the product, while in parallel, will have four yearso complete the pivotal registration trial required by CVM for full approval. We are also testing other veterinary indications whose pathology is driven by afferent nerves and delivery of RTX may be beneficial.  The veterinary market for RTX presents additional low risk opportunities to generate value for our enterprise and to support the human development programs a low cost. We have formed a wholly owned subsidiary, ARK Animal Health, Inc. (“Ark””), and are accumulating other products to add to ARK’s pipeline.

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

Preclinical Anti-PD-1 and Anti-PD-L1 Data and Development Plan

Each of our mAbs is novel, proprietary, and fully human. Our most advanced preclinical mAb related to our anti-PD-1 antibody is STI-A1110, and our most advanced preclinical mAbs related to anti-PD-L1 antibodies are STI-A1014 (lead candidate), and STI-A1015. In preclinical studies, our mAbs were at least as potent and effective as the anti-PD-1 and anti-PD-L1 mAbs from competitor companies. We have concluded cell line development for our anti-PD-L1 antibody, STI-A1014. We anticipate that a Phase I clinical trial for the lead candidate anti-PD-L1 antibody could be initiated in 2016. In 2014, we entered into a licensing agreement with Lee’s Pharma granting them exclusive rights to STI-A1014 for the greater Chinese market, where STI-A1014 is progressing in IND-enabling studies. Lee’s Pharma will be responsible for most of the pre-clinical and CMC work, including the development of master cell bank for STI-A1014 and cGMP antibody manufacturing in preparation for regulatory filing in China.

We anticipate that our anti-PD-1 mAb STI-A1110, the anti-VEGFR2 mAb STI-A0168, and anti-PD-L1 mAb STI-A1015 will enter into IND-enabling studies in 2016 or 2017. We are currently seeking strategic collaborations to advance these programs as quickly as possible into the clinic.

While our checkpoint inhibitors maybe late into the market as compared to other big pharma players like BMS, Roche, Merck and Merck Serrono, we believe that the future with the immunomodulatory antibodies lie with combination therapy. We note that several large clinical trials are currently recruiting combining antibodies with taxanes and other chemotherapy/small molecules such as tyrosine kinase inhibitors in various solid tumor types. We believe we are well positioned to exploit our internal pipeline comprising of various immunomodulatory antibodies to become a leader in the oncology space.

Antibody Drug Conjugates (ADC) Technologies

Our ADCs, have cytotoxic payloads as well as C-Lock™ and K-Lock™ conjugation technologies that allow for site-specific toxin conjugation to the antibody. The ADC technology complements our existing development programs, particularly our G-MAB-derived monoclonal antibodies.

Our two most advanced ADC projects utilize G-MAB-derived c-MET and c-MET/EGFR antibodies.

Our mAb Technology Advantages

The G-MAB Library was initially invented by Henry Ji, Ph.D., our co-founder, Chief Executive Officer and President. A U.S. patent covering the initial incarnation of the G-MAB Library was issued in July 2008 and additional patent application families for the generation, display and screening of antibody libraries are pending. We also recently filed a group of patent applications covering improvements to the initial G-MAB Library, with the key improvements relating to what we believe is our ability to achieve greater library diversity.

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

Our Adoptive Cellular Immunotherapy Approach

The adoptive immunotherapy field has emerged as one of the most promising and innovative anti-cancer strategies. To date, T-cell based therapies like CAR-T have shown the most promise in hematologic cancers, especially B-cell malignancies like acute lymphoblastic leukemia (ALL) and chronic lymphocytic leukemia (CLL). They have also demonstrated outstanding therapeutic impact, including a high percentage of complete responses (CRs) in Hodgkin lymphoma patients using CD19-CAR T cells. While the clinical results seen have been promising, CAR-T therapies have also caused some concerning side effects, especially cytokine-release syndrome due to the injection of cytokine-releasing T cells. Currently, patient-derived T cells are isolated, propagated, and modified with the CAR in the laboratory and then administered back into the patient. The process, however, solely relies on the ability to obtain sufficient numbers of patient immune cells and to successfully bestow upon them the ability to express the CAR.

The CAR.NK approach will utilize either an immortalized NK cell line from our partner, NantKwest called NK-92 as the source for the immune cells or primary or placental NK cells. These NK cells will be genetically modified to express surface receptors using our G-MAB library that would allow these cells to recognize antigens on tumor cells.

LA Cell Cell-Penetrating Antibody Technology

Our Subsidiary company, LA Cell, Inc., is a joint venture between us and City of Hope. LA Cell has exclusively licensed a technology that enables cell penetration of antibodies to target virtually any intracellular molecule, including those deemed thus far to be “undruggable”. Data show that the cell-penetrating antibodies are capable of specifically inhibiting crucial cancer causing molecules, such as a KRAS mutant, in tumor models in vitro and in vivo.

Antibody therapeutics, compared to other drug modalities, have the advantage of specificity, ease of creation, and long-lasting effects in vivo.  Although antibody-based therapies have benefited millions of patients, they can only reach proteins on the cell surface and in circulation.  However, most disease-causing molecules are located within the cells. This exclusively licensed technology developed by City of Hope scientists allows antibodies to reach proteins inside cells, bind to the intended target molecules, leading to target inhibition and tumor shrinkage.

A Groundbreaking Technology for Antibody-based Therapeutics

The cell-penetrating antibody technology involves a specific chemical modification of antibodies. Attachment of the chemical moiety to antibodies can be achieved by a very controlled way with high yield and excellent purity. This novel technology to enable antibody cell penetration has the possibility to revolutionize medicine: effectively treating incurable diseases, including most difficult cancers, such as pancreatic cancer, or infectious diseases, including chronic viral infections like HIV or HBV. To date, this technology has been tested with multiple targets and in a variety of tumor models by a number of scientists, including those from City of Hope.

Far Reaching Implications of the Technology

This technology may also allow for efficient delivery of antibody-siRNA and ADCs.  Antibodies guide the drug or siRNA to the target cells, such as cancer cells or infected cells, as well as facilitate efficient intracellular delivery of the payloads. In addition to antibodies, other large protein molecules, such as enzymes, can also benefit from this delivery technology, for example, in enzyme replacement therapies for certain genetic disorders.  Peptides, although much smaller than antibodies and most enzymes, can also be modified with this technology and so converted into more effective drugs with efficient cell uptake.

Advancing to Clinical Studies

Human antibodies or humanized antibodies are most often used in clinical studies. Until the advent of this technology, there was no way to develop and deliver human antibodies against intracellular targets.  As a member of the LA Cell joint venture, we have generated fully human antibodies against a number of key oncology targets, including myc oncoprotein, STAT3 and FoxP3. LA Cell scientists are working closely with our researchers to generate more antibodies against intercellular targets with high unmet medical need.

Once the human antibodies are available, in-depth in vitro and in vivo studies will be performed to evaluate the antibodies against the target and in halting or reversing disease progression.  With close collaborations between our scientists, City of Hope and LA Cell, we envision possible clinical testing of several antibody drugs for oncology as well as a rich pipeline of cell-penetrating mAb-based immunotherapies for the foreseeable future. LA Cell is also actively looking for partners from the biopharmaceutical and biotechnology industry to advance the discovery and development of game-changing cell-penetrating mAbs.

Biosimilar/Biobetter mAbs, immune checkpoint mAbs, CAR-T, CAR. NK, ADC and RTX Competition

We compete in an industry characterized by intense competition and rapid technological change. We face, and will continue to face, competition in both the discovery and development of any of our biosimilar/biobetter mAbs, G-MAB library derived mAbs, CAR-Ts and CAR.NKs, ADC and RTX product opportunities. New discoveries and developments occur and are expected to continue to occur at a rapid pace. There are many companies, including major pharmaceutical and specialized biotechnology companies, engaged in activities similar to ours. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures.

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

We have multiple issued patents and patent applications pending, in the US and in select jurisdictions outside of the US, covering our G-MABTM technology, G-MAB-derived antibodies, RTX and our other proprietary technology, assets and product candidates, including, but not limited to, the following:

1)	For our G-MABTM technology, we have issued patents and pending patent application in the US and Europe with potential coverage until at least 2023.

2)	For our antibody portfolio, we have issued patents and pending patent applications with potential coverage to 2033 and beyond.
3)

Bispecific antibody technology allows us to engineer therapeutics with two different monoclonal antibodies or fragments with two different antigen targets.   These specially designed antibodies potentially provide better cancer immunotherapeutics that combat some of the issues with traditional immunotherapy, for instance immunogenicity and side-effects.  We have filed patent applications related to bispecific antibody development technology with potential patent coverage up to 2035.

4)

The RTX product is protected by a family of patents, that provides potential product patent protection until 2021and pending patent applications that can provide potential patent protection to at least 2036.

5)

There are multiple families of ADC patent applications that describe and claim the conjugation chemistries that we call C-Lock and K-Lock, two initially developed by Concortis, our wholly-owned subsidiary. These patent applications have a term of potential patent protection until 2034.  Concortis has also developed different toxin derivatives, coupled to the Concortis proprietary conjugation chemistry, for proprietary ADCs. The patent applications supporting this effort, if they issue into patents, would expire in 2035.

6)	Our CART-Cell based technology is an immunotherapy platform with multiple separate patent families. These patent applications can have potential patent terms up to 2035.
7)

CAR adoptive cellular immunotherapy using both T cells and NK immune cells use one’s own immune system in fighting the diseases, including cancer.   We have filed patent applications on the novel techniques for creating such therapies based on our CAR combination therapies. These applications can have potential patent terms up to 2036.

8)

LA Cell, our joint venture with City of Hope, has exclusively licensed potentially, groundbreaking cell-internalizing technology from City of Hope, including patent application families having a potential term of coverage up to 2036.

9)	We have four biosimilar/biobetter patent families with potential patent terms up to 2035.

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

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmaco-vigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the U.S. and the European Union, SPA or Protocol Assistance procedures are available. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to an SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

Employees

As of December 31, 2015, we had 97 employees and 15 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.

Research and Development

Our research and development expenses totaled $31.3 million and $24.0 million in the years ended December 31, 2015 and 2014, respectively.

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

We were originally incorporated as San Diego Antibody Company in California in 2006 and were renamed “Sorrento Therapeutics, Inc.” and reincorporated in Delaware in 2009, prior to the Merger. QuikByte was originally incorporated in Colorado in 1989. Following the Merger, on December 4, 2009, QuikByte reincorporated under the laws of the State of Delaware (the “Reincorporation”). Immediately following the Reincorporation, on December 4, 2009, we merged with and into QuikByte, the separate corporate existence of STI ceased and QuikByte continued as the surviving corporation (the “Roll-Up Merger”). Pursuant to the certificate of merger filed in connection with the Roll-Up Merger, QuikByte’s name was changed from “QuikByte Software, Inc.” to “Sorrento Therapeutics, Inc.” We formed Sorrento Therapeutics, Inc. Hong Kong Limited effective December 4, 2012. Sorrento Hong Kong had no operations from formation through December 31, 2015. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

Address

Our principal executive offices are located at 9380 Judicial Drive, San Diego, CA 92121, and our telephone number at that address is (858) 210-3700. Our website is www.sorrentotherapeutics.com. The contents of our website are not part of this Form 10-K.

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

We are a development-stage biopharmaceutical company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, ADCs, BsAbs, as well as CAR-T and CAR.-NK™ for adoptive cellular immunotherapy and RTX to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

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

As of December 31, 2015 and December 31, 2014, we had an accumulated deficit of $100.9 million and, $67.5 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX into clinical trials and potentially pursue other human or veterinary indications, (ii) continue to identify and advance a number of potential mAb and ADC drug candidates into preclinical and clinical development activities, (iii) continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, and (iv) expand our corporate infrastructure, including the costs associated with being a NASDAQ public company. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our future capital requirements will depend on many factors, including:

•

the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, ADCs, BsAbs, as well as CAR-T and CAR. NK™ for adoptive cellular immunotherapy and RTX;

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

We have not previously initiated or completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, CAR-T, CAR-TNK, our biosimilar/biobetters antibodies, and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

Although we are planning for certain clinical trials relating to RTX, CAR-T, CAR-TNK and biosimilar/biobetter antibodies and other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

We largely rely on our manufacturers to produce or purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers for raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers.  We typically do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We expect to continue to largely depend on third-party contract manufacturers for the foreseeable future. We have not entered into long-term agreements with all of our current contract manufacturers or with any alternate fill/finish suppliers, and though we intend to do so prior to commercial launch in order to ensure that we maintain adequate supplies of finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. We currently obtain our supplies of finished drug product through individual purchase orders.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

We are largely dependent on our third party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers. While we believe that there are other contract manufacturers having the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

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

As one of the key elements of our clinical development strategy, we seek to identify patients within a disease category or indication who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular category or indication, both during our clinical trials and in connection with the commercialization of certain of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We typically do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Our collaborations limit our ability to control the efforts devoted to many of our product candidates in such arrangements and our earlier stage pipeline is dependent upon identifying new potential collaborators.  For example, our most recent joint ventures require us to conduct research and provide potential product candidates in addition to making capital contributions to continue the further development of those products.  We generally do not have control over the management of the joint ventures and are minority holders in most of those ventures, which may result in limitations on our ability to successfully develop product candidates and fund clinical trials through those joint ventures.

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

We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D, Chief Executive Officer and President, George Ng, Executive Vice President and Chief Administrative Officer and Jeffrey Su, Executive Vice President and Chief Operating Officer.  Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

Effective in March 2014, as amended and restated, we entered into a $12.5 million loan and security agreement with Oxford Finance and Silicon Valley Bank that is secured by a lien covering substantially all of our assets, excluding intellectual property. As of December 31, 2015, we had an outstanding principal balance of $9.4 million. The amended and restated loan and security agreement contains customary affirmative and negative covenants and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets, in each case subject to customary exceptions. If we default under the loan agreement, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We expect to incur additional costs integrating the operations of any companies we acquire, higher development and regulatory costs, and personnel, which cannot be estimated accurately at this time. If the total costs of the integration of our companies and advancement of acquired product candidates and technologies exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the U.S. or abroad.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We have one issued U.S. patent covering our G-MAB® which expires in 2022 and the examination of its European equivalent is currently in progress. In 2011, several improvement patent applications were filed for our proprietary antibody library technology. However, due to the difficulties of enforcing such antibody library technology, we filed a key patent application in the U.S. only and requested nonpublication, keeping it a trade secret instead. Subsequently, we filed multiple antibody family patent applications. The first of the antibody family patents applications issued in 2014 and we continue to file additional patent applications for our product candidates and technology.

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

We remain responsible for payments of all milestone and license fees to Samyang Biopharmaceuticals Corporation pursuant to our agreement with NantPharma.

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

•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	introduction of new products offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	ineffectiveness of our internal controls;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	failure to effectively integrate the acquired companies’ operations;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and
•	other events or factors, many of which are beyond our control.

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

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

We have in the past made (and may, from time to time, consider) acquisitions of complementary companies, products or technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships. In addition, any acquisitions could involve the incurrence of substantial additional indebtedness. We cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our business, financial condition and results of operations.

Dr. Patrick Soon-Shiong, one of our principal stockholders, has significant interests in other companies which may conflict with our interests.

One of our principal stockholders, Dr. Patrick Soon-Shiong, is the founder of NantWorks, Inc., and a large stockholder in NantKwest, Inc. and other companies.  These companies are currently exploring opportunities in the oncology, immunotherapy, infectious disease and inflammatory disease fields. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop or promote products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.

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

As of December 31, 2015, our directors, executive officers and principal stockholders beneficially owned, in the aggregate, approximately 37% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-

Oxley, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on public companies to, among other things, provides stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and, accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

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

We currently lease in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 5,000 square feet of laboratory space at a third location.  We also lease approximately 1,800 square feet of office space in Cary, North Carolina under a lease which expires in March 2016, but we do not plan to renew the lease.  Our lease agreements in San Diego, as amended, for our corporate office and laboratory space, our second laboratory and office space and our third laboratory space, expire in December 2025, June 2018 and March 2016, respectively.

We believe that our current leased facility will be adequate to meet our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansions of our operations on commercially reasonable terms.

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

The following table sets forth the range of high and low sale prices for our common stock for the periods indicated in 2015 and 2014 as reported by NASDAQ.

	2015		2014
First Quarter	$14.30	$8.27	$16.40	$7.92
Second Quarter	17.83	8.15	13.30	4.75
Third Quarter	26.80	7.64	6.87	4.20
Fourth Quarter	10.71	7.18	10.80	3.10

Holders of Record

As of March 10, 2016, there were 216 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2015. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,957,616	$8.95	439,172	(2)
Equity compensation plans not approved by security holders (3)	3,200	1.12	—
Total	2,960,816		439,172

(1)	Comprised of our 2009 Stock Incentive Plan, or the 2009 Plan.
(2)

Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 3,760,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2015, 3,760,000 shares were authorized under the 2009 Plan, with 439,172 shares remaining available for future issuance under the plan.

(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2010 to December 31, 2015 with the cumulative total return of (i) the NASDAQ Market Index and (ii) the NASDAQ Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2010 in our common stock, and in the NASDAQ Market Index and the NASDAQ Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this report and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, have been derived from our audited consolidated financial statements which appear elsewhere in this report.  The selected consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements which are not included in this report.  The historical results are not necessarily indicative of the operating results to be expected in the future.  All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

Year Ended December 31,

(In thousands, except per share data)

Income Statement Data:	2015	2014	2013	2012	2011
Revenues:
Grant	$1,530	$488	$452	$584	$329
Sales and services	3,060	3,337	8	—	—
Collaboration and reimbursable research and development costs	—	—	—	—	200
Total revenues	4,590	3,825	460	584	529
Loss from operations	(74,005)	(34,742)	(21,668)	(4,852)	(3,242)
Net loss	$(50,074)	$(34,657)	$(21,911)	$(4,845)	$(3,236)
Net loss per share - basic and diluted	$(1.24)	$(1.30)	$(1.46)	$(0.42)	$(0.33)
Weighted average number of shares during the period - basic and diluted	36,909	26,679	15,046	11,405	9,922

As of December 31,

(In thousands)

Balance Sheet Data:	2015	2014	2013	2012	2011
Cash and cash equivalents	$39,038	$71,902	$31,667	$5,091	$3,467
Intangibles, net	3,912	4,357	33,321	—	—
Goodwill	20,626	24,041	24,041	—	—
Total assets	343,519	141,541	92,582	6,781	4,569
Total liabilities	202,581	32,828	25,773	584	359
Stockholders' equity	140,938	108,713	66,809	6,197	4,210

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs worldwide. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have multiple clinical development programs underway: (i) CAR-T programs for solid tumors, (ii)

resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, and (iii) biosimilar/biobetter antibodies clinical development programs.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor-T cell (CAR-T) and Chimeric Antigen Receptor Natural Killer (NK) cells (CAR.NK™) for adoptive cellular immunotherapy. Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from our proprietary G-MAB® antibody library platform and ADCs.

Through December 31, 2015, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2016. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Significant 2015 Developments

In April 2015, we and NantCell, Inc., or NantCell, a wholly-owned subsidiary of NantWorks, Inc., a private company owned by Dr. Patrick Soon-Shiong, an affiliate of the Company, entered into a license agreement. Under the terms of the agreement we granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADC and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to us on any net sales of products (as defined) from the assets licensed by us to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10 million to us and issued 10 million shares of NantCell common stock to us valued at $100 million based on a recent equity sale of NantCell common stock to a third party.  As of December 31, 2015, we had not yet provided all of the items noted in the agreement and therefore have recorded the upfront payment and value of the equity interest as deferred revenue.  We will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight line basis.  Our ownership interest in NantCell does not provide us with control or the ability to exercise significant influence, therefore the $100 million investment will be carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

In April 2015, we and NantCell established a new joint venture called Immunotherapy NANTibody, LLC, or NANTibody, as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  We own 40% of NANTibody and in July 2015 we had NantPharma contribute our portion of the initial joint funding of $40 million to NANTibody from the proceeds of the sale of IgDraSol.  NANTibody will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies

In April 2015, we entered into a common stock purchase agreement with NantBioScience, Inc., or NantBioScience, a wholly-owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong, an affiliate of the Company, pursuant to which we purchased 1,000,000 shares of NantBioScience common stock for an aggregate purchase price of $10 million which has been recorded as a cost-method investment in common stock cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.  As part of the agreement, we became a party to a right of first refusal, co-sale and drag along agreement with other stockholders of NantBioScience as well as an investor rights agreement with certain stockholders of NantBioScience.

In May 2015, we entered into a stock sale and purchase agreement with NantPharma, LLC, or NantPharma, a wholly-owned subsidiary of NantWorks pursuant to which we agreed to sell to NantPharma all of our equity interests in IgDraSol, Inc., a wholly-owned subsidiary of ours and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the agreement, NantPharma agreed to pay us an upfront payment of $90.05 million, of which $60 million was obligated to fund our joint ventures.  In addition, we will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. We will also receive specified additional per unit payments in excess of cost of supply from total unit sales. In addition, during the first three years after closing, we have the option to co-develop and/or co-market Cynviloq on terms to be negotiated. The agreement contains customary representations, warranties and covenants for us and NantPharma.  Upon the closing of the agreement in July, the specified development milestone was satisfied and we issued 1,306,272 million shares to former IgDraSol shareholders.

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

In July 2015, we and NantBioScience established a new joint venture called NantCancerStemCell, LLC, or NantStem, as a stand-alone biotechnology company with $100 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60 million cash contribution to NantStem for a 60% equity interest in NantStem, and we were obligated to make a $40 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. We had NantPharma contribute our portion of the initial joint funding of $20 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve us of the obligation to contribute the second $20 million payment, and our ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time we issued a call option on shares of NantKwest that we owned to Cambridge Equities, LP, a related party to us and to NantBioScience.  In the fourth quarter of 2015, we determined our investment in NantStem had an other-than-temporary decline in the value and recognized a loss of $4.0 million in equity investments on our consolidated statement of operations for the year ended December 31, 2015.

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

In August 2015, we entered into an exclusive licensing agreement to develop and commercialize multiple pre-specified biosimilar or biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, we will develop and market these four mAbs for the North American, European and Japanese market. We made an initial license payment of $10.0 million which was recognized as acquired in-process research and development expense in the consolidated statements of operations.  The agreement includes additional payments totaling up to $190.0 million payable over the next four years.

In September 2015, we along with our subsidiary LA Cell, exclusively licensed certain technology from City of Hope.  The technology includes cell-penetrating antibody therapies that enables modified monoclonal antibodies (mAbs) to penetrate into cells and target disease-causing molecules.  Utilizing mAbs derived from our antibody portfolio, LA Cell is focused on developing therapies against important oncology targets, including but not limited to c-MYC, mutated KRAS, STAT3, and FoxP3.  Pursuant to the license agreement, LA Cell made a $2.0 million upfront payment to City of Hope and will pay an additional payment of $3.0 million to City of Hope by March 25, 2016, as well as license maintenance fees over the next six years.  The license agreement also provides for development and sales milestone payments and royalties based on net sales, as defined in the license agreement.   In addition, pursuant the license agreement, LA Cell issued to City of Hope 2,648,948 shares of its Class C Common Stock

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2015, 2014 and 2013. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Comparison of the Years Ended December 31, 2015 and 2014

(figures in 000’s unless otherwise specified)

Revenues. Revenues were $4,590 for the year ended December 31, 2015, as compared to $3,825 for the year ended December 31, 2014. The net increase of $765 is primarily due to an increase in activities under our active grants for the year ended December 31, 2015 compared to the corresponding period of 2014 due primarily to an increase in active grants in the year ending December 31, 2015.  Sales and service revenues generated from the sale of customized reagents and providing contract development services decreased $277 for the year ended December 2015 as compared to the same period of 2014.

In June 2012, we were awarded a third Advanced Technology Small Business Technology Transfer Research grant, with an initial award of $300,000, to support our program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600,000. The Staph Grant II award revenues for the years ended December 31, 2015, 2014 and 2013, were $0, $150 and $308, respectively.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the years ended December 31, 2015 and 2014, we recorded $884 and $220 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years.  During the years ended December 31, 2015 and 2014, we recorded $302 and $28 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the years ended December 31, 2015 and 2014, we recorded $139 and $86 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the years ended December 31, 2015 and 2014, we recorded $156 and $5 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the years ended December 31, 2015 and 2014, were $50 and $0, respectively.  We had no other revenue during the years ended December 31, 2015 and 2014 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.

Cost of revenues. Cost of revenues for the years ended December 31, 2015 and 2014 were $1,950 and $2,043, respectively.  The decrease is due primarily to lower sales and services revenues for the year ended December 31, 2015 compared to the prior year period. The costs generally include employee salaries and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.  We expect cost of revenues to fluctuate with related revenues.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2015 and 2014 were $31,343 and $23,983, respectively. Research and development expenses include the costs related to Cynviloq prior to its sale in July 2015, costs to advance our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $7,360 is primarily attributable to preclinical testing and completion of our BE registration trial prior to its sale in July 2015, salaries and compensation related expense, consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials and potentially pursue other development. We expect research and development expenses to increase in absolute dollars as we: (i) advance RTX and our other product candidates into clinical trials and pursue other development, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (v) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2015 and 2014 were $24,013 and $209, respectively. Acquired in-process research and development expenses for the year ended December 31, 2015 include costs associated with the purchase price of the license rights from Mabtech Limited, the purchase price of the license rights from the City of Hope and the purchase price of CARgenix and BDL.  Acquired in-process research and development expenses for the year ended December 31, 2014 include the costs associated with a research agreement.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2015 and 2014 were $20,132 and $9,987, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $10,145 is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to acquisitions, general corporate and IP matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) build our infrastructure, and (iv) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the years ended December 31, 2015 and 2014 was $1,157 and $2,345, respectively. The decrease in the year ended December 31, 2015 as compared to the same period in 2014 is due to license rights being amortized on a straight line basis through the date those assets were held for sale.

Gain on sale of IgDraSol.  Gain on sale of IgDraSol for the years ended December 31, 2015 and 2014 was $69,274 and $0, respectively.

Loss on derivative liability.  Loss on derivative liability for the years ended December 31, 2015 and 2014 was $3,360 and $0, respectively.  The increase in the year ended December 31, 2015 as compared to the same period in 2014 is due to an increase in the derivative’s fair value between the reporting periods.

Loss on equity investments.  Loss on equity investments for the years ended December 31, 2015 and 2014 was $4,041 and $0, respectively.  The increase in the year ended December 31, 2015 as compared to the same period in 2014 is due to the recognition of an other-than-temporary impairment of $4,000 on our NantStem joint venture and our portion of the loss from operations from our joint ventures.

Interest Expense. Interest expense for the years ended December 31, 2015 and 2014 was $1,652 and $1,629, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement entered into in March 2014.

Interest Income. Interest income for the years ended December 31, 2015 and 2014 was $24 and $12, respectively. The increase in interest income resulted from an increase in account receivable balances in 2015 and interest charged to our customers as compared to the same period in 2014. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax expense (benefit). Income tax expense for the year ended December 31, 2015 was $36,314.  Income tax benefit for the year ended December 31, 2014 was $1,702. The increase in income tax expense resulted primarily from the recognition of an indefinite-lived tax liability and return to provision adjustments.

Net Loss. Net loss for the years ended December 31, 2015 and 2014 was $50,074 and $34,657, respectively. The increase in net loss is mainly attributable to the expanded research and development activities, increase in acquired in-process research and development and general and administrative activities.

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

Liquidity and Capital Resources

As of December 31, 2015, we had $39 million in cash and cash equivalents attributable in part to the December 2014 issuance of 7.2 million shares of our common stock for cash to Cambridge Equities in a private equity financing totaling $41.7 million and the net proceeds from the sale of IgDraSol of $27.8 million in July 2015.  Our working capital as of December 31, 2015 was $107.7 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $42,069 for 2015 and is primarily attributable to our net loss of $50,074 partially offset by our realized gain on sale of IgDraSol and an increase in deferred tax provision, acquired in-process research and development, accrued expenses, deferred revenue and other working capital balances of $14,802, combined with $9,734 in non-cash activities relating to stock-based compensation, depreciation and amortization expense and other non-cash activities. Net cash used for operating activities was $28,764 for 2014 and primarily reflects a net loss of $34,657, which was partially offset by $7,608 in non-cash activities relating primarily to stock-based compensation, acquired in-process research and development and depreciation expense.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our JV’s and collaborations.

Cash Flows from Investing Activities. Net cash provided by investing activities was $12,552 for 2015 as compared to cash used of $10,591 for 2014. The net cash provided related primarily to the net proceeds from the sale of IgDraSol partially offset by investments in common stock of non-public entities and equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash used in financing activities was $3,347 for 2015 which was primarily for the payment of deferred compensation and principal payments under our amended and restated loan and security agreement partially offset by the proceeds from option exercises as compared to cash provided by financing activities of $79,590 in 2014 which was provided by the closing of our underwritten public offerings and increases in net borrowings under our amended and restated loan and security agreement.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance RTX and other product candidates into clinical trials and potentially pursue other development, (ii) continue to identify and advance a number of potential mAb and ADC product candidates into preclinical development activities, (iii) continue our development of, and seek regulatory approvals for, our product candidates, (iv) expand our corporate infrastructure, including the costs associated with being a NASDAQ listed public company, and (v) incur our share of JV and collaboration costs for our products and technologies. We believe we have the ability to meet all obligations due over the course of the next twelve months.

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

Cash and Cash Equivalents. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. We minimize our credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of our primary financial institution. The balance at times may exceed federally insured limits. As of December 31, 2015, we have not experienced any losses on such accounts.

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

Investments in Other Entities.  We hold a portfolio of investments in equity securities that are accounted for under either the equity method or cost method. Investments in entities over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in loss on equity investments.

Our cost method investments are included in investments in common stock on the consolidated balance sheets.  Our equity method investments are included in equity method investments on the consolidated balance sheets.

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: the magnitude of the impairment and length of time that the market value was below the cost basis; financial condition and business prospects of the investee; our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that we may be aware of related to the investment. We do not report the fair value of our equity investments in non-publicly traded companies because it is not practical to do so

Income Taxes.  The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We have determined that we have uncertain tax positions.

We account for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

We have deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2015, we maintained a full valuation allowance against our deferred tax assets, with the exception of an amount equal to our deferred tax liabilities, which can be expected to reverse over a definite life.

Off-Balance Sheet Arrangements

From our inception through December 31, 2015, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2015 has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information.

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2016 Proxy Statement), no later than April 30, 2016, and certain information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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

4.3

Amended and Restated Rights Agreement, dated as of December 21, 2015 by and between Sorrento Therapeutics, Inc. and Philadelphia Stock Transfer, Inc.., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015).

4.4	Common Stock Purchase Warrant issued to Cambridge Equities, LP. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.1+

Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 25, 2014).

10.2+

License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.3±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.5±

2009 Amended and Restated Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Appendix A to the definitive proxy statement filed by Sorrento Therapeutics, Inc. with the Securities and Exchange Commission on April 16, 2013).

10.6±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.7±

Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.8±

First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.9±	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2013).

10.10

Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

10.11*

Amended and Restated Loan and Security Agreement dated as of March 31, 2014 among Oxford Finance LLC, Silicon Valley Bank, Sorrento Therapeutics, Inc., IgDraSol, Inc., Sherrington Pharmaceuticals, Inc., Concortis Biosystems, Corp. and Ark Animal Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014).

Exhibit No.	Description

10.12

Second Amendment to Amended and Restated Loan and Security Agreement between Sorrento Therapeutics, Inc., Oxford Finance LLC and Silicon Valley Bank dated October 30, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2014).

10.13±

Employment Agreement, dated December 19, 2013, by and between Sorrento Therapeutics, Inc. and Zhenwei Miao. (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014)

10.14

Securities Purchase Agreement dated December 14, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.15

First Amendment to Securities Purchase Agreement dated December 22, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.16

Form of Subscription and Investment Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.17

Form of Registration Rights Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.18

Form of First Amendment to Subscription and Investment Agreement, dated as of December 23, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.19

Form of Stockholders’ Agreement, dated as of December 23, 2014, by and among Conkwest, Inc., Sorrento Therapeutics, Inc., Cambridge Equities, LP and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.20*

Lease dated as of February 3, 2015 by and between HCP University Center West LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.21+

Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.22*

Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.23*

Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.24*

Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.25	Binding Term Sheet with NanoVelcro Circulating Tumor Cell (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.26+	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope.

10.27	Option Agreement dated October 14, 2015 by and between Cambridge Equities, LP and Sorrento Therapeutics, Inc.

21.1	List of Subsidiaries

Exhibit No.	Description

23.1	Consent of Mayer Hoffman McCann P.C.

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Douglas Langston, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Douglas Langston, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 14, 2016	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
Director, Chief Executive Officer & President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Henry Ji, Ph.D., and George Ng, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ HENRY JI	Director, Chief Executive Officer	March 14, 2016
Henry Ji, Ph.D.	& President (Principal Executive Officer)
/s/ Douglas Langston	Vice President, Finance	March 14, 2016
Douglas Langston	(Principal Financial and Accounting Officer)
/s/ WILLIAM S. MARTH	Director	March 14, 2016
William S. Marth, Ph.D.
/s/ Douglas Ebersole	Director	March 14, 2016
Douglas Ebersole
/s/ KIM D. JANDA	Director	March 14, 2016
Kim D. Janda, Ph.D.
/s/ David Deming	Director	March 14, 2016
David Deming
/s/ JAISIM SHAH	Director	March 14, 2016
Jaisim Shah

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sorrento Therapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sorrento Therapeutics, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sorrento Therapeutics, Inc. and Subsidiaries

San Diego, California

We have audited Sorrento Therapeutics, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sorrento Therapeutics, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity, and cash flows of Sorrento Therapeutics, Inc. and Subsidiaries, and our report dated March 14, 2015, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 14, 2015

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$39,038	$71,902
Marketable securities	97,366	—
Grants and accounts receivables, net	903	732
Income tax receivable	1,715	—
Prepaid expenses and other, net	1,996	1,281
Total current assets	141,018	73,915
Property and equipment, net	7,246	2,277
Intangibles, net	3,912	4,357
Goodwill	20,626	24,041
Investments in common stock	112,008	10,000
Equity method investments	58,119	—
Long-term assets held for sale	—	26,619
Other, net	590	332
Total assets	$343,519	$141,541
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,339	$1,656
Accrued payroll and related	2,361	1,825
Current portion of deferred compensation	891	1,893
Accrued expenses	3,927	867
Acquisition consideration payable	12,000	—
Derivative liability	5,520	—
Current portion of debt	4,835	3,316
Total current liabilities	30,873	9,557
Long-term debt	4,394	8,830
Deferred compensation	12	796
Deferred tax liabilities	49,341	1,709
Long-term liabilities held for sale	—	10,837
Deferred revenue	110,900	1,024
Deferred rent and other	7,061	75
Total liabilities	202,581	32,828
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 37,771,459 and 36,184,912 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	4
Additional paid-in capital	184,898	176,227
Accumulated other comprehensive income	73,579	—
Accumulated deficit	(113,329)	(67,518)
Total Sorrento Therapeutics, Inc. stockholders' equity	145,152	108,713
Noncontrolling interests	(4,214)	—
Total equity	140,938	108,713
Total liabilities and equity	$343,519	$141,541

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except for per share amounts)

	2015	2014	2013

Revenues:
Grant	$1,530	$488	$452
Sales and services	3,060	3,337	8
Total revenues	4,590	3,825	460
Operating costs and expenses:
Costs of revenues	1,950	2,043	4
Research and development	31,343	23,983	9,017
Acquired in-process research and development	24,013	209	5,986
General and administrative	20,132	9,987	6,317
Intangible amortization	1,157	2,345	804
Total costs and operating expenses	78,595	38,567	22,128
Loss from operations	(74,005)	(34,742)	(21,668)
Gain on sale of IgDraSol, net	69,274	—	—
Loss on derivative liability	(3,360)	—	—
Loss on equity investments	(4,041)	—	—
Interest expense	(1,652)	(1,629)	(253)
Interest income	24	12	10
Income (loss) before income tax expense	(13,760)	(36,359)	(21,911)
Income tax expense (benefit)	36,314	(1,702)	—
Net loss	(50,074)	(34,657)	(21,911)
Net loss attributable to noncontrolling interests	(4,263)	—	—
Net loss attributable to Sorrento	$(45,811)	$(34,657)	$(21,911)

Net loss per share - basic and diluted per share attributable to Sorrento	$(1.24)	$(1.30)	$(1.46)

Weighted-average shares used during period - basic and diluted per share attributable to Sorrento	36,909	26,679	15,046

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except for share amounts)

	2015	2014	2013

Net loss attributable to Sorrento	$(45,811)	$(34,657)	$(21,911)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $14,294	73,579	—	—
Total other comprehensive income	73,579	—	—
Comprehensive income (loss) attributable to Sorrento	27,768	(34,657)	(21,911)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—
Comprehensive income (loss)	$27,768	$(34,657)	$(21,911)

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except for share amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2012	12,004,687	$1	$17,146	$—	$(10,950)	$—	$6,197
Issuance of common stock in connection with the exercise of stock options	7,300	—	17	—	—	—	17
Issuance of common stock for cash at $4.50 per share, net of issuance costs of $64	1,426,406	—	6,354	—	—	—	6,354
Issuance of common stock with assignment agreement	10,000	—	40	—	—	—	40
Issuance of common stock in connection with IgDraSol merger at $9.25 per share	3,006,641	—	27,811	—	—	—	27,811
Issuance of common stock in connection with Sherrington acquisition at $8.48 per share	200,000	—	1,698	—	—	—	1,698
Issuance of common stock warrants in connection loan and security agreement	—	—	215	—	—	—	215
Issuance of common stock in connection with Concortis merger at $8.48 per share	1,331,978	—	11,295	—	—	—	11,295
Issuance of common stock for convertible note holders at $7.25 per share	256,119	—	1,857	—	—	—	1,857
Issuance of common stock for cash at $7.25 per share, net of issuance costs of $3,254	4,772,500	1	31,346	—	—	—	31,347
Issuance of common stock in lieu of cash legal fees	12,469	—	100	—	—	—	100
Stock-based compensation	—	—	1,789	—	—	—	1,789
Net loss	—	—	—	—	(21,911)	—	(21,911)
Balance, December 31, 2013	23,028,100	2	99,668	—	(32,861)	—	66,809
Issuance of common stock for research agreement	25,000	—	209	—	—	—	209
Issuance of common stock with exercise of options	64,000	—	304	—	—	—	304
Issuance of common stock warrants in connection with amended loan and security agreement	—	—	322	—	—	—	322
Issuance of common stock for cash at $5.25 per share, net of issuance costs of $2,126	5,479,750	1	26,642	—	—	—	26,643
Issuance of common stock for cash at $9.00 per share, net of issuance costs of $180	400,000	—	3,420	—	—	—	3,420
Issuance of common stock and warrants for cash at $5.80 per share, net of issuance costs of $20	7,188,062	1	41,722	—	—	—	41,723
Stock-based compensation	—	—	3,940	—	—	—	3,940
Net loss	—	—	—	—	(34,657)	—	(34,657)
Balance, December 31, 2014	36,184,912	4	176,227	—	(67,518)	—	108,713
Issuance of common stock with exercise of warrants	3,563	—	—	—	—	—	—
Issuance of common stock with exercise of options	276,712	—	1,699	—	—	—	1,699
Issuance of common stock upon achievement of milestone	1,306,272	—	—	—	—	—	—
Stock-based compensation	—	—	6,972	—	—	—	6,972
Change in unrealized gain on marketable securities	—	—	—	73,579	—	—	73,579
Sale of a noncontrolling interest	—	—	—	—	—	49	49
Net loss	—	—	—	—	(45,811)	(4,263)	(50,074)
Balance, December 31, 2015	37,771,459	$4	$184,898	$73,579	$(113,329)	$(4,214)	$140,938

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands, except for share amounts)

	2015	2014	2013
Operating activities
Net loss	$(50,074)	$(34,657)	$(21,911)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	2,370	3,184	1,290
Non-cash interest expense	392	451	—
Gain on sale of IgDraSol	(69,274)	—	—
Stock-based compensation	6,972	3,940	1,789
Acquired in-process research and development	12,000	209	1,905
Provision for doubtful accounts	5	33	—
Loss on derivative liability	3,360	—	—
Loss on equity investments	4,041	—	—
Deferred tax provision	33,337	(1,702)	—
Changes in operating assets and liabilities; net of dispositions:
Grants and other receivables	(176)	(371)	117
Prepaid expenses and other	(1,052)	(979)	(441)
Income tax receivable	(1,715)	—	—
Accounts payable	(2,713)	(497)	878
Deferred revenue	9,876	—	—
Accrued expenses and other liabilities	10,582	1,625	(116)
Net cash used for operating activities	(42,069)	(28,764)	(16,489)
Investing activities
Purchases of property and equipment	(3,707)	(591)	(420)
Proceeds from sale of IgDraSol	27,759	—	—
Purchases of intangible assets	—	—	(511)
Cash received in connection with mergers	—	—	428
Investments in common stock	(11,500)	(10,000)	—
Net cash provided by (used in) investing activities	12,552	(10,591)	(503)
Financing activities
Net borrowings under loan and security agreement	—	7,500	6,850
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	71,786	37,701
Net principal payments under loan and security agreement	(3,095)	—	—
Net payments of deferred compensation	(2,000)	—	(1,000)
Sale of a noncontrolling interest	49	—	—
Proceeds from exercise of stock options	1,699	304	17
Net cash (used in) provided by financing activities	(3,347)	79,590	43,568
Net change in cash and cash equivalents	(32,864)	40,235	26,576
Cash and cash equivalents at beginning of period	71,902	31,667	5,091
Cash and cash equivalents at end of period	$39,038	$71,902	$31,667
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3,001	$6	$1
Interest paid	$1,574	$1,544	$—
Supplemental disclosures of non-cash investing and financing activities:
Change in unrealized gains (losses) on marketable securities	$73,579	$—	$—
Common stock received in exchange for license	$(100,000)	$—	$—
Contributions to equity method investments made on Company's behalf	$(60,000)	$—	$—
Property and equipment costs incurred but not paid	$2,396	$—	$—
Issuance of 1,306,272 shares to former stockholders of IgDraSol	$—	$—	$—

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for share amounts)

1. Nature of Operations and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs worldwide. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company currently has multiple clinical development programs underway: (i) Chimeric Antigen Receptor-T Cell (“CAR-T”) programs for solid tumors, (ii) resiniferatoxin, or RTX, a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, and (iii) its clinical development programs for its biosimilar/biobetter antibodies.

The Company’s pipeline also includes preclinical fully human therapeutic monoclonal antibodies (mAbs), including its biosimilars/biobetters, its fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from its proprietary G-MAB® library platform, antibody drug conjugates (ADCs), bispecific antibodies (BsAbs), as well as Chimeric Antigen Receptor-T Cell (CAR-T) and Chimeric Antigen Receptor Natural Killer (NK) cells (CAR.NK™) for adoptive cellular immunotherapy. The Company’s objective is to develop its antibody drug products and adoptive cellular immunotherapies as: (i) First in Class (FIC), and/or (ii) Best in Class (BIC), which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® antibody platform and ADCs.

Through December 31, 2015, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and those of a variable interest entity where the Company is the primary beneficiary. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.  The Company’s subsidiary, Sorrento Therapeutics, Inc. Hong Kong Limited, had no operating activity through December 2015.  All intercompany balances and transactions have been eliminated in consolidation.

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

Reverse Stock Split

On July 30, 2013, the Company completed a 1-for-25 reverse split of its common stock. All common shares and per common share amounts in the consolidated financial statements and footnotes have been adjusted retroactively to reflect the effects of this action.

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

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013. The Shelf Registration Statement provides the Company the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering (see Note 6), the Company has the ability to offer up to $36.6 million of additional securities. In November 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC.  Pursuant to these Shelf Registration Statements, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if the Company does not meet its payment obligations to third parties as they come due, it may be subject to litigation claims. Even if the Company is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

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

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the year ended December 31, 2015, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable

Grants receivable at December 31, 2015 and 2014 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at December 31, 2015 and 2014 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $5 and $33, respectively.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2015, noting no impairment.

The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through December 31, 2015.

Derivative Liability

Derivative liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense.  The Company estimates the fair value of derivative liabilities using the Black-Scholes option pricing model.

Investments in Other Entities

The Company holds a portfolio of investments in equity securities that are accounted for under either the equity method or cost method. Investments in entities over which the Company has significant influence but not a controlling interest are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity investments.

The Company’s cost method investments are included in investments in common stock on the consolidated balance sheets.  The Company’s equity method investments are included in equity method investments on the consolidated balance sheets.

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: the magnitude of the impairment and length of time that the market value was below the cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that we may be aware of related to the investment. The Company does not report the fair value of its equity investments in non-publicly traded companies because it is not practical to do so.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities, net of taxes. The Company displays comprehensive income (loss) and its components in its consolidated statements of comprehensive income (loss).

Net Loss per Share

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

During 2015, 2014 and 2013, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

These outstanding securities consist of the following:

	Years Ended December 31,
	2015	2014	2013
Outstanding options	2,960,816	2,235,000	1,047,300
Outstanding warrants	1,972,630	1,980,630	221,850

Segment Information

The Company is engaged primarily in the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on its platform technologies. Accordingly, the Company has determined that it operates in one operating segment.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU changes the criteria for determining which disposals should be presented as discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015; adoption of the standard had no effect on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on its consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company does not expect this standard to have an impact its consolidated financial position, results of operations, or cash flows.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.” The ASU provides guidance regarding management’s responsibility to evaluate whether there exists substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU No. 2014-15 is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Because the ASU addresses disclosures only, the Company does not expect this standard to have any impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis. The ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved with VIEs, and (4) provides a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this standard to have an impact on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30).  The ASU requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect this standard to affect its consolidated financial condition, results of operations, or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” The ASU will simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Accordingly, we elected to early adopt ASU 2015-17 for the year ended December 31, 2015. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheets as of December 31, 2015.  No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," The ASU amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-2 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for the Company’s interim and annual reporting periods during the year ending December 31, 2019, and all annual and interim reporting periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-2 will have on its consolidated financial statements.

3. Fair Value Measurements

The Company measures the fair value of financial assets and liabilities based on authoritative guidance that defines fair value, establishes a framework consisting of three levels for measuring fair value, and requires disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company’s marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.  The Company’s derivative liability is classified within Level 3 of the fair value hierarchy because the value is calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at December 31, 2015

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$97,366	$97,366	$—	$—
Total assets	$97,366	$97,366	$—	$—

Liabilities:
Derivative liability	$5,520	$—	$—	$5,520
Total liabilities	$5,520	$—	$—	$5,520

4. Marketable Securities

Marketable securities consisted of the following as of December 31, 2015 (in thousands):

	December 31, 2015

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
NantKwest common shares	$10,000	$87,366	$—	$97,366

On July 27, 2015, NantKwest, Inc., or NantKwest, completed its initial public offering (“IPO”).  Prior to the IPO the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of investments in common stock on the Company’s consolidated balance sheets.  The common shares were subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933. As these were short term restrictions, the Company did not apply a marketability discount.  The Company recorded an unrealized gain of $73.6 million, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax as of December 31, 2015, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in NantKwest, Inc. will be revalued on each balance sheet date.  The fair value of the Company’s holdings in NantKwest at December 31, 2015 is a Level 1 measurement.

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Furniture and fixtures	282	91
Office equipment	128	92
Lab equipment	7,519	3,695
Leasehold improvements	2,034	86
	9,963	3,964
Less accumulated depreciation	(2,717)	(1,687)
	$7,246	$2,277

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1,134, $754 and $454, respectively.

6. Investments

As of December 31, 2015 and 2014, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and $10.0 million, respectively and as of December 31, 2015 also included an ownership interest in NantCell, Inc., NantBioScience, Inc., Brink Biologics, Inc., Coneksis, Inc., and Globavir Biosciences, Inc. The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the years ended December 31, 2015, 2014 and 2013.

CARgenix

In August 2015,  the Company and TNK Therapeutics, Inc. (“TNK”), its subsidiary entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”). In the event a Qualified Financing does not occur by March 15, 2016 or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Members shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances. The Membership Interest Purchase Agreement further provides that 20% of the shares of TNK or the Company’s, as applicable, issuable to the Members shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.  The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the consolidated statement of operations.

BDL

In August 2015, the Company and TNK entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a Qualified Financing. In the event a Qualified Financing does not occur by March 15, 2016 or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances. The Stock Purchase Agreement further provides that 20% of the shares of TNK or the Company’s, as applicable, issuable to the Stockholders shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.  The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the consolidated statement of operations.

7. Equity Method Investments

NANTibody

In April 2015, the Company and NantCell, Inc., or NantCell, a wholly-owned subsidiary of NantWorks, Inc., a private company owned by Dr. Patrick Soon-Shiong, an affiliate of the Company, established a new joint venture called Immunotherapy NANTibody, LLC, or NANTibody, as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, LLC, or NantPharma, contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol.  NANTibody will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as antibody drug conjugates (ADCs) and bispecific antibodies.

The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s loss is recorded in loss on equity investments on its consolidated statement of operations.  As of December 31, 2015, the carrying value of the Company’s investment in NANTibody was approximately $40 million.

NANTibody recorded a net loss of $95 for the period from its inception in April 2015 through September 30, 2015.  The Company recorded its portion of loss from NANTibody in loss on equity investments on its consolidated statement of operations for the year ended December 31, 2015. As of September 30, 2015, NANTibody had $100.0 million in current assets and $95 in current liabilities.

NantStem

In July 2015, the Company and NantBioScience, Inc., or NantBioScience, a wholly-owned subsidiary of NantWorks, established a new joint venture called NantCancerStemCell, LLC, or NantStem, as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, LP, a related party to the Company and to NantBioScience.  (See Note 14).

In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity investments on its consolidated statement of operations for the year ended December 31, 2015.

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its consolidated statement of operations.  As of December 31, 2015, the carrying value of the Company’s investment in NantStem was approximately $18.2 million.

NantStem recorded a net loss of $15 for the period from its inception in July 2015 through September 30, 2015.  The Company recorded its portion of loss from NantStem in loss on equity investments on its consolidated statement of operations for the year ended December 31, 2015.  As of September 30, 2015, NantStem had $80.0 million in current assets and $15 in current liabilities.

8. Sale of IgDraSol

On July 8, 2015, the Company consummated the previously announced sale to NantPharma of its equity interests in IgDraSol, Inc., its wholly-owned subsidiary and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the Agreement, NantPharma paid the Company an upfront payment of $90.05 million, of which $60.0 million was paid to NANTibody and NantStem by NantPharma on the Company’s behalf to fund the Company’s joint ventures.   In addition, the Company will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. The Company will also receive specified additional per unit payments in excess of cost of supply from total unit sales. In addition, during the first three years after closing, the Company has the option to co-develop and/or co-market Cynviloq on terms to be negotiated.

Upon the closing of the sale agreement in July 2015, a specified development milestone in the Agreement and Plan of Merger between the Company and IgDraSol, Inc. dated September 9, 2013, was satisfied and the Company issued 1,306,272 shares to former IgDraSol stockholders.  At the time of the IgDraSol acquisition, the Company estimated that the probability of achieving these development milestones was remote and therefore the Company did not assign any value to these milestones.

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

In determining the gain on sale, $3,415 of goodwill was allocated on a relative fair value basis comparing the fair value of the IgDraSol business to the fair value of the Company.

Pre-tax loss for IgDraSol for the years ended December 31, 2015, 2014 and 2013 were $(8,375), $(13,489) and $(2,388), respectively.

9. Goodwill and Intangible Assets

As of December 31, 2015 and 2014, the Company had goodwill of $20,626 and $24,041, respectively.  The Company performed a qualitative test for goodwill impairment as of December 31, 2015. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the year ended December 31, 2015 and 2014.

The following is a summary of changes in the Company’s recorded goodwill during the year ended December 31, 2015 (in thousands):

Amount
Balance at December 31, 2014	$24,041
Relative fair value allocation of goodwill attributable to IgDraSol upon sale to NantPharma	(3,415)
Balance as December 31, 2015	$20,626

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of December 31, is as follows (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$536	$784
Acquired technology	3,410	358	3,052
Patent rights	90	14	76
Total intangible assets	$4,820	$908	$3,912

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$272	$1,048
Acquired technology	3,410	182	3,228
Patent rights	90	9	81
Total intangible assets	$4,820	$463	$4,357

As of December 31, 2015, the remaining weighted average life for identifiable intangible assets is 15 years.

Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of transfer of the rights to the Company in April 2013. Amortization expense for the years ended December 31, 2015 and 2014 was $5 and $5, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for the years ended December 31, 2015 and 2014 was $176 and $176, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for the years ended December 31, 2015 and 2014 was $264 and $264, respectively, which has been included in intangibles amortization.

Estimated future amortization expense related to intangible assets at December 31, 2015 is as follows (in thousands):

Years Ending December 31,	Amount
2016	$445
2017	445
2018	436
2019	181
2020	181
Thereafter	2,224
Total	$3,912

10. Significant Agreements and Contracts

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

The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $123, $142 and $66 in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

The fair value of the warrants to purchase Company common stock, issued in connection with the TSRI License, of $18 was determined using the Black-Scholes valuation model with the following weighted-average assumptions: risk-free interest rate of 2.48%, no dividend yield, expected term of 10 years, and volatility of 102%.   The warrants were exercised in February 2015.

License Agreement with Mabtech Limited

In August 2015, the Company entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, the Company will develop and market these four monoclonal antibodies (mAbs) for the North American, European and Japanese market. The Company made an initial license payment of $10.0 million which was recognized as acquired in-process research and development expense in the consolidated statements of operations.  The agreement includes additional milestone payments totaling up to $190.0 million payable over the next four years.  In February 2016, the Company paid an additional $10.0 million payment for the exclusive licensing agreement to Mabtech Limited.  (See Note 20).

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, anti-body drug conjugates (ADC) and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of December 31, 2015, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence, therefore the $100.0 million investment will be carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

NIH Grants

In July 2011, the NIAID awarded the Company a second Advanced Technology Small Business Technology Transfer Research (STTR) grant to support the Company’s program to generate and develop antibody therapeutics and vaccines to combat C. difficile infections, or the C. difficile Grant award. The project period for the Phase I C. difficile Grant award covered a two-year period which commenced in June 2011 and ended in June 2013, with the total grant award of $600. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $0, $0 and $144 of revenue associated with the C. difficile Grant award, respectively.

In June 2012, the NIAID awarded the Company a third Advanced Technology STTR grant to support the Company’s program to generate and develop novel human antibody therapeutics to combat Staph infections, including Methicillin-resistant Staph, or the Staph Grant II award. The project period for the Phase I grant covers a two-year period which commenced in June 2012, with a total grant award of $600. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $0, $150 and $308 of revenue associated with the Staph Grant II award, respectively.

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1.0 million per year for up to 2 years. During the years ended December 31, 2015 and 2014, the Company recorded $884 and $220 of revenue associated with the Staph Grant III award, respectively.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery.” This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300 per year for up to 2 years. During the years ended December 31, 2015 and 2014, the Company recorded $302 and $28 of revenue associated with the Phase I STTR grant award, respectively.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer.” This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225. During the years ended December 31, 2015 and 2014, the Company recorded $139 and $86 of revenue associated with the Phase I Myc grant award, respectively.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fbrosis.” This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225.  During the years ended December 31, 2015 and 2014, the Company recorded $156 and $5 of revenue associated with the Phase I WISP1 grant award, respectively.

11. Loan and Security Agreement

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

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan interest rate is 7.95% per annum, and the Lenders received additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322, was recorded as debt discount and additional paid-in capital.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the loan agreement at maturity or upon any prepayment, the Company is obligated to pay the amortized portion of the final fee of $781.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$9,406
Fair value of all warrants	(536)
Accretion of debt discount	359
Balance at December 31, 2015	$9,229

Future minimum payments under the loan and security agreement are as follows (in thousands):

Year Ending December 31,
2016	5,497
2017	4,579
Total future minimum payments	10,076
Unamortized interest	(671)
Debt discount	(176)
Total minimum payment	9,229
Current portion	(4,835)
Long-term debt	$4,394

12. Stockholders’ Equity

Common Stock

In February 2015, the TSRI warrant was exercised resulting in the issuance of 3,563 shares.

In July 2015, upon the closing of the sale of IgDraSol, Inc., a specified development milestone in the Agreement and Plan of Merger between the Company and IgDraSol, Inc. dated September 9, 2013, was satisfied and the Company issued 1,306,272 shares to former IgDraSol stockholders.

Stock Incentive Plans

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of December 31, 2015, 3,200 options were outstanding.

The following table summarizes stock option activity as of December 31, 2015, 2014 and 2013, and the changes for the years then ended:

	Options Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2012	3,200	$1.12
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—
Outstanding at December 31, 2013	3,200	$1.12
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—
Outstanding at December 31, 2014	3,200	$1.12
Options Granted	—	—
Options Canceled	—	—
Options Exercised	—	—
Outstanding, Vested and Exercisable at December 31, 2015	3,200	$1.12

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2014, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common stock authorized to be issued pursuant to the Stock Plan to 3,760,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. There are various vesting schedules, however, employee option grants will generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement.

The following table summarizes stock option activity as of December 31, 2015, 2014 and 2013, and the changes for the years then ended (in thousands, except for share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	416,400	$3.75	$55
Options Granted	650,200	$8.19
Options Canceled	(15,200)	$3.92
Options Exercised	(7,300)	$2.35
Outstanding at December 31, 2013	1,044,100	$6.52	$1,860
Options Granted	1,577,000	$3.38
Options Canceled	(325,300)	$11.38
Options Exercised	(64,000)	$4.76
Outstanding at December 31, 2014	2,231,800	$6.34	$8,323
Options Granted	1,378,600	$12.03
Options Canceled	(376,072)	$6.84
Options Exercised	(276,712)	$6.14
Outstanding at December 31, 2015	2,957,616	$8.95	$4,506

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 were $2,411, $230 and $34, respectively.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Weighted-average grant date fair value	$12.03	$3.38	$8.19
Dividend yield	—	—	—
Volatility	75%	76%	87%
Risk-free interest rate	1.67%	1.87%	1.68%
Expected life of options	6.1 years	6.1 years	6.1 years

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

The total employee and director stock-based compensation recorded as operating expenses was $5,198, $2,796 and $1,545 for the years ended December 31, 2015, 2014 and 2013, respectively.

The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2015 was $7,451 and the weighted average period over which these grants are expected to vest is 2.6 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $1,481, $678, and $244 for the years ended December 31, 2015, 2014 and 2013, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at December 31, 2015:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,724,138
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	439,172
Issuable under BDL and CARgenix acquisition agreements	619,834
Issuable under assignment agreement based upon achievement of certain milestones	80,000
3,114,836

2015 Stock Option Plans

In May 2015, the Company’s subsidiary TNK Therapeutics, Inc., or TNK, adopted the TNK 2015 Stock Option Plan and reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2015, 2.6 million options were outstanding.

In May 2015, TNK granted a warrant to the Company’s CEO to purchase 9.5 million shares of TNK class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

In May 2015, the Company’s subsidiary LA Cell, Inc., or LA Cell, adopted the LA Cell 2015 Stock Option Plan and reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2015, 1.7 million options were outstanding.

In May 2015, LA Cell granted a warrant to the Company’s CEO to purchase 9.5 million shares of LA Cell class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

In October 2015, the Company’s subsidiary Concortis Biosystems, Corp., or CBC, adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2015, 1.8 million options were outstanding.

In October 2015, CBC granted a warrant to the Company’s CEO to purchase 9.5 million shares of CBC class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of

$0.25 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

In October 2015, the Company’s subsidiary Scintilla Pharmaceuticals, Inc., or Scintilla, adopted the Scintilla 2015 Stock Option Plan and reserved 10.0 million shares of Scintilla class A common stock and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2015, 1.0 million options were outstanding.

In October 2015, Scintilla granted a warrant to the Company’s CEO to purchase 9.5 million shares of Scintilla class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

In October 2015, the Company’s subsidiary Sorrento Biologics, Inc., or Biologics, adopted the Biologics 2015 Stock Option Plan and reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2015, 1.4 million options were outstanding.

In October 2015, Biologics granted a warrant to the Company’s CEO to purchase 9.5 million shares of Biologics class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.

The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the year ended December 31, 2015 was $140.  Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of December 31, 2015 was $534, and the weighted-average period over which these grants are expected to vest is approximately 3.5 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the year ended December 31, 2015 was $97.

The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants were as follows: expected dividend yield – 0%, risk-free interest rate – 1.39% to 2.24%, expected volatility – 76% to 77%, and expected term of 4.0 to 6.1 years.

2014 Stock Option Plan

In May 2014, the Company’s subsidiary Ark Animal Health, Inc., or Ark, adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and will have a contractual term of ten years. As of December 31, 2015, 351,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for the years ended December 31, 2015 and 2014 was $56 and $466, respectively.  No unrecognized stock-based compensation expense related to unvested stock option grants existed as of December 31, 2015.

The weighted-average assumptions used in the Black-Scholes option pricing model used by Ark to determine the fair value of stock option grants for the year ended December 31, 2015 were: expected dividend yield – 0%, risk-free interest rate – 1.94% to 2.27%, expected volatility – 75% to 78%, and expected term of 6.08 to 10 years, and for the year ended December 31, 2014 were: expected dividend yield – 0%, risk-free interest rate – 1.94% to 2.60%, expected volatility – 75% to 78%, and expected term of 6.08 to 10 years.

13. Investment in Variable Interest Entity

The Company’s consolidated financial statements include the financial results of LA Cell, Inc. (“LA Cell”), a consolidated subsidiary of the Company and a variable interest entity in which the Company is the primary beneficiary.

In September 2015, LA Cell exclusively licensed certain technology from City of Hope.  The technology includes cell-penetrating antibody therapies that enables modified monoclonal antibodies (mAbs) to penetrate into cells and target disease-causing molecules.  Utilizing mAbs derived from the Company's antibody portfolio, LA Cell is focused on developing therapies against important oncology targets, including but not limited to c-MYC, mutated KRAS, STAT3, and FoxP3.  Pursuant to the license agreement, LA Cell made a $2.0 million upfront payment to City of Hope and will pay an additional initial payment of $3.0 million to City of Hope by March 25, 2016, as well as license maintenance fees over the next six years.  The license agreement also provides for development and sales milestone payments and royalties based on net sales, as defined in the license agreement.   In addition, pursuant the license agreement, LA Cell issued to City of Hope 2,648,948 shares of its Class C Common Stock.

Upon the formation of LA Cell, the Company held all of the outstanding stock of LA Cell. As of December 31, 2015, the Company held an aggregate of approximately a 48% ownership of outstanding shares but which include a majority of the voting rights.

For the year ended December 31, 2015, LA Cell recognized $2.0 million in acquired in-process research and development expense, $6.0 million in non-compete consulting expense, $125 in R&D consulting expense and incurred minimal general and administrative expenses which are included in the Company’s consolidated statements of operations.

14. Derivative Liability

On October 13, 2015, the Company wrote a call option to Cambridge Equities, LP (Cambridge), a related party, on up to 2.0 million shares of NantKwest, Inc., (NantKwest) common stock held by the Company (the Option Agreement).  As of December 31, 2015, the Company holds approximately 5.6 million shares of common stock of NantKwest, par value $.0001 per share, which is classified as available-for-sale and reported in its consolidated financial statements as marketable securities.  The Option Agreement gives Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time in the first quarter of 2016.  There is no contractual option premium associated with this Option Agreement.  The Option Agreement is a derivative as defined in ASC 815 and is recognized at fair value every reporting period the Option Agreement is in effect, with changes in fair value recognized in current operations.  For the year ended December 31, 2015 the Company recorded a loss of $3,360 on the derivative liability.  As of December 31, 2015 a derivative liability of $5,520 was recorded on the Company’s consolidated balance sheets.  The fair value of the Company’s derivative liability at December 31, 2015 is a Level 3 measurement.

15. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. The Company is not a party to any outstanding material litigation and management is currently not aware of any pending material lawsuits.

Operating Leases

The Company currently leases in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 5,000 square feet of laboratory space at a third location.  The Company also leases approximately 1,800 square feet of office space in Cary, North Carolina, under a lease which expires in March 2016, and the Company does not plan on renewing the lease.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third laboratory space, expire in December 2025, June 2018 and March 2016, respectively.

For all leased properties the Company has provided a total security deposit of $381 to secure its obligations under the various leases, which has been included in prepaid and other assets.

Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31 (in thousands):

2016	$1,726
2017	1,687
2018	1,636
2019	1,584
2020	1,623
Thereafter	8,381
$16,637

Rental expense paid for the years ended December 31, 2015, 2014 and 2013 under the above leases totaled $1,630, $513 and $198, respectively.

16. Income Taxes

The components of the provision expense (benefit) were as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current:
Federal	$2,500	$—	$—
State	621	—	—
	3,121	—	—
Deferred:
Federal	32,378	(1,324)	—
State	815	(378)	—
Totals	$36,314	$(1,702)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Deferred tax assets:
Amortization of intangibles	$12,130	$—
Deferred revenue	39,594	—
Derivative liability	1,267	—
Tax credit carryforwards	2,737	—
Net operating loss carryforwards and credits	1,247	23,927
Stock based compensation	2,493	1,606
Accrued expenses and other	636	(183)
Total deferred tax assets	60,104	25,350
Less valuation allowance	(39,605)	(25,350)
Total deferred tax assets	20,499	—
Deferred tax liabilities:
Amortization of intangibles	—	—
Depreciation	(900)	—
Investment in common stock	(35,995)	—
Marketable securities	(32,945)	—
Other	—	(1,709)
Net deferred tax liabilities	$(49,341)	$(1,709)

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early adopted ASU 2015-17 effective December 31, 2015, on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheets as of December 31, 2015.  No prior periods were retrospectively adjusted.

The reconciliation between US federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31 (in thousands):

	2015	2014
Income tax expense (benefit) at federal statutory rate	$(4,740)	(1,702)
State, net of federal tax benefit	(367)	$—
Other permanent differences	34	—
Incentive stock compensation	708	—
IgDraSol transaction	2,055	—
Other	(71)	—
Acquired in-process research and development	2,263	—
Change in State rate	(62)	—
Research tax credits	(3,141)	—
Uncertain tax positions	1,836	—
Change in valuation allowance	37,799	—
Income tax provision	$36,314	$(1,702)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $39,605 against its deferred tax assets as of December 31, 2015. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31, 2015, the Company had net operating loss carryforward of approximately $22.1 million for state income tax purposes. These may be used to offset future taxable income and will begin to expire in varying amounts in 2027 to 2034. The Company also has research and development credits of approximately $2.2 million and $1.5 million for federal and state income taxes purposes, respectively. The federal credits may be used to offset future taxable income and will begin to expire in varying amounts in 2029 to 2033. The state credits may be used to offset future taxable income, such credits carryforward indefinitely.

The Company is subject to taxation in the U.S. and California jurisdictions and potentially, foreign jurisdictions outside the U.S., in conjunction with our transactions and activities. Currently, no historical years are under examination. The Company's tax years starting in December 31, 2007 through December 31,2015 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of utilized net operating losses and research and development credits.

The Company adopted the provisions of ASC 740 regarding uncertain tax positions on January 1, 2009.  Under ASC 740, the impact of an uncertain income tax position taken on a tax return must be recognized at the largest amount that is cumulatively “more likely than not” to be sustained upon audit by relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2014	$—
Increase related to current year tax positions	1,836
Decrease related to current year tax positions	—
Settlements	—
Lapse in statute of limitations	—
Unrecognized tax benefits balance at December 31, 2015	$1,836

Included in the balance of unrecognized tax benefits at December 31, 2015, are $1.8 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  Interest of $0 has been recognized as of and for the period ended December 31, 2015.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2015.

17. Related Party Agreements and Other

During the years ended December 31, 2015, 2014 and 2013, the Company purchased products totaling $634, $626 and $0, respectively, from Levena Biopharma Co., LTD (Levena), a Chinese Corporation.  The Company’s former Senior Vice President and Head of Antibody Drug Conjugates was one of the owners of Levena.

In December 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Cambridge Equities, an affiliated entity of Dr. Patrick Soon-Shiong (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor an aggregate of approximately 7.2 million shares of the Company’s common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the Purchase Agreement, the Investor received a warrant to purchase approximately 1.7 million shares of the Company’s Common Stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share.

In December 2014, the Company entered into a joint development and license agreement with Conkwest Inc., which has changed its name to NantKwest, and of which Dr. Patrick Soon-Shiong is a majority owner.  In addition, the Company purchased approximately 5.6 million shares of NantKwest common stock for $10.0 million.

As described more fully in Notes 7 and 10, during the year ended December 31, 2015, the Company entered into a joint venture called Immunotherapy NANTibody, LLC, with NantCell, a wholly-owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  In July 2015, the Company contributed its portion of the initial joint funding of $40.0 million to the Immunotherapy NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10.0 million upfront license payment and $100.0 million of vested NantCell common stock.

As described more fully in Notes 6, 7 and 14, the Company entered into a joint venture called NantCancerStemCell, LLC, or NantStem, with NantBioScience, a wholly-owned subsidiary of NantWorks.  In connection with negotiated changes to the structure of NantStem the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, LP (Cambridge), a related party to the Company and to NantBioScience.  The Company currently holds approximately 5.6 million shares of common stock of NantKwest, which is classified as available-for-sale and reported in the consolidated financial statements as marketable securities.  In April 2015, the Company purchased 1.0 million shares of NantBioScience common stock for $10.0 million.

As described more fully in Note 8, in May 2015, the Company entered into a stock sale and purchase agreement with NantPharma, a private company owned by NantWorks pursuant to which the Company sold its equity interests in IgDraSol, its wholly-owned subsidiary and holder of the rights to Cynviloq for an upfront payment of $90.05 million and potential regulatory and sales milestones of up to $1.2 billion.

18. 401(k) Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $237, $57 and $0, for the years ended December 31, 2015, 2014 and 2013, respectively.

19. Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly data for the years presented, in thousands, except per share data.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2015	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$1,337	$1,103	$1,173	$977	$4,590
Operating costs and expenses	$18,997	$36,738	$11,706	$11,154	$78,595
Net loss attributable to Sorrento	$(26,599)	$(2,079)	$(10,958)	$(10,438)	$(50,074)
Net loss per share - basic and diluted	$(0.62)	$(0.03)	$(0.30)	$(0.29)	$(1.24)
Weighted-average shares	37,770	37,328	36,315	36,206	36,909

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2014	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$798	$1,276	$775	$976	$3,825
Operating costs and expenses	$10,544	$8,407	$8,766	$10,850	$38,567
Net loss attributable to Sorrento	$(8,505)	$(7,605)	$(8,454)	$(10,093)	$(34,657)
Net loss per share - basic and diluted	$(0.26)	$(0.27)	$(0.33)	$(0.44)	$(1.30)
Weighted-average shares	29,636	28,533	25,341	23,051	26,679

20. Subsequent Events

In February 2016, the Company paid an additional $10.0 million payment for the exclusive licensing agreement to develop and commercialize multiple prespecified and undisclosed biosimilar or biobetter antibodies from Mabtech Limited, a holding company for premier antibody development and manufacturing companies in China.  Additional payments totaling $180.0 million, payable upon completion of certain events per the agreement, are payable over the next four years.

On March 2, 2016, the Company and Yuhan Corporation, a South Korea company, announced that they have entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.

Under the terms of the joint venture agreement, Yuhan will contribute an initial investment of $10.0 million to ImmuneOncia, and the Company will grant ImmuneOncia an exclusive license for one of its immune checkpoint antibodies for specified countries while retaining the rights for US, European, and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. Yuhan will own 51% of ImmuneOncia, while the Company will hold 49%. Yuhan’s Chief Scientific Officer Dr. Su Youn Nam will be appointed CEO of ImmuneOncia. Closing of the transaction is subject to certain specific and customary closing conditions.

Per mutual agreement between the Company and Mike Royal, Executive Vice President of Clinical and Regulatory Affairs, he will be leaving the Company on March 15, 2016, to pursue other interests. Dr. Royal will continue to provide services to the Company under a consulting agreement.

In August 2015,  TNK and the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”). In the event a Qualified Financing does not occur by March 15, 2016 (“Qualified Financing Date”), or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016 (“IPO Date”), in lieu of receiving shares of TNK pursuant to the acquisition, the Members shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances.  Subsequently, the Company entered into Amendment No. 1 to the Membership Purchase Agreement on March 7, 2016, to extend the Qualified Financing Date to September 15, 2016 and the IPO Date to October 15, 2016.

In August 2015, TNK and the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a Qualified Financing. In the event a Qualified Financing does not occur by March 15, 2016, or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances. In the event a Qualified Financing does not occur by March 15, 2016 (“Qualified Financing Date”), or TNK does not complete an initial public offering of shares of its capital stock by March 31, 2016 (“IPO Date”), in lieu of receiving shares of TNK pursuant to the acquisition, the Members shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances.  Subsequently, the Company entered into Amendment No. 1 to the Stock Purchase Agreement on March 7, 2016, to extend the Qualified Financing Date to September 15, 2016 and the IPO Date to September 30, 2016.