Form 10-Q/A
period 2015-09-30
Sorrento Therapeutics, Inc.
filed 2016-04-01
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Sorrento Therapeutics, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 16, 2015 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to include the number of shares of a subsidiary of the Company issued pursuant to a license agreement.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 1, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	September 30, 2015	December 31, 2014

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,067	$71,902
Marketable securities	64,386	—
Grants and accounts receivables, net	622	732
Prepaid expenses and other, net	731	1,281

Total current assets	124,806	73,915
Property and equipment, net	3,813	2,277
Intangibles, net	4,023	4,357
Goodwill	20,626	24,041
Investments in common stock	111,500	10,000
Equity method investments	60,000	—
Long-term assets held for sale	—	26,619
Other, net	527	332

Total assets	$325,295	$141,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619	$1,656
Accrued payroll and related	1,683	1,825
Current portion of deferred compensation	973	1,893
Accrued expenses	3,215	867
Acquisition consideration payable	13,855	—
Current portion of debt	4,722	3,316

Total current liabilities	26,067	9,557
Long-term debt	5,646	8,830
Deferred compensation	877	796
Deferred tax liabilities	34,507	1,709
Long-term liabilities held for sale	—	10,837
Deferred revenue	110,912	1,024
Deferred rent and other	501	75

Total liabilities	178,510	32,828
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 37,767,085 and 36,184,912 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	181,652	176,227
Accumulated other comprehensive income	54,386	—
Accumulated deficit	(89,853)	(67,518)

Total Sorrento Therapeutics, Inc. stockholders’ equity	146,189	108,713

Noncontrolling interests	596	—

Total equity	146,785	108,713

Total liabilities and equity	$325,295	$141,541

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

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(23,475)	$(26,152)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	1,837	2,372
Non-cash interest expense	298	331
Gain on sale of IgDraSol	(69,274)	—
Stock-based compensation	5,483	3,159
Acquired in-process research and development	13,855	209
Provision for doubtful accounts	4	9
Deferred tax provision	32,798	—
Changes in operating assets and liabilities; net of acquisitions:
Grants and other receivables	106	(601)
Prepaid expenses and other	293	(254)
Accounts payable	(352)	(703)
Deferred revenue	9,888	—
Accrued expenses and other liabilities	2,632	522

Net cash used for operating activities	(25,907)	(21,108)

Investing activities
Purchases of property and equipment	(1,950)	(433)
Proceeds from sale of IgDraSol	27,759	—
Investments in common stock	(11,500)	—

Net cash provided by (used in) investing activities	14,309	(433)

Financing activities
Net borrowings under loan and security agreement	—	7,500
Proceeds from issuance of common stock, net of issuance costs and repurchases	—	26,643
Net principal payments under loan and security agreement	(1,915)	—
Net payments of deferred compensation	(1,000)	—
Proceeds from exercise of stock options	1,678	—

Net cash (used in) provided by financing activities	(1,237)	34,143

Net change in cash and cash equivalents	(12,835)	12,602
Cash and cash equivalents at beginning of period	71,902	31,667

Cash and cash equivalents at end of period	$59,067	$44,269

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$3	$6
Interest paid	$720	$636
Supplemental disclosures of non-cash investing and financing activities:
Change in unrealized gains (losses) on marketable securities	$54,386	$—
Increase in cost method investment in deferred revenue	$(100,000)	$—
Contributions to equity method investments made on Company’s behalf	$(60,000)	$—
Property and equipment costs incurred but not paid	$315	$—
Issuance of 1,306,272 shares to former stockholders of IgDraSol	$—	$—

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

Securities that are classified as available-for-sale are carried at fair value, with temporary unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on its then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

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

All investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee’s ability to continue as a going concern; any other information that we may be aware of related to the investment. The Company does not report the fair value of its equity investments in non-publicly traded companies because it is not practical to do so.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for the Company on January 1, 2016. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

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

On July 27, 2015, NantKwest, Inc. completed its initial public offering (“IPO”). Prior to the IPO the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of investments in common stock on the Company’s consolidated balance sheets. The common shares are subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933. As these are short term restrictions, the Company did not apply a marketability discount. The Company recorded an unrealized gain of $54.4 million, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax as of September 30, 2015, as accumulated other comprehensive income in the stockholder’s equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in NantKwest, Inc. will be revalued on each balance sheet date. The fair value of the Company’s holdings in NantKwest at September 30, 1015 is a Level 1 measurement.

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

In September 2015, LA Cell exclusively licensed certain technology from City of Hope. The technology includes cell-penetrating antibody therapies that enables modified monoclonal antibodies (mAbs) to penetrate into cells and target disease-causing molecules. Utilizing mAbs derived from the Company’s antibody portfolio, LA Cell is focused on developing therapies against important oncology targets, including but not limited to c-MYC, mutated KRAS, STAT3, and FoxP3. Pursuant to the license agreement, LA Cell made a $2.0 million upfront payment to City of Hope and will pay an additional initial payment of $3.0 million to City of Hope by March 25, 2016, as well as license maintenance fees over the next six years. The license agreement also provides for development and sales milestone payments and royalties based on net sales, as defined in the license agreement. In addition, pursuant the license agreement, LA Cell issued to City of Hope 2,648,948 shares of its Class C Common Stock.

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

11. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a full valuation allowance against the Company’s U.S. federal and state deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’ s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

Sorrento Therapeutics, Inc.

Date: April 1, 2016	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: April 1, 2016	By:	/s/ Douglas Langston
Douglas Langston
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015**+.

10.2	Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015**+.

10.3	Binding Term Sheet with NanoVelcro Circulating Tumor Cell+

10.4	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope*+

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Douglas Langston, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Douglas Langston, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Sorrento hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
+	Previously filed.