Form 10-Q/A
period 2015-09-30
Sorrento Therapeutics, Inc.
filed 2016-04-21
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 filed on November 16, 2015 (the “Original Filing”). The sole purpose of this Amendment No. 2 is to re-file Exhibit 10.4 as revised.

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures contained in the Original Filing as amended by this Amendment No. 2, and accordingly, this Amendment No. 2 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our other filings with the SEC.

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

Sorrento Therapeutics, Inc.

Date: April 21, 2016	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: April 21, 2016	By:	/s/ Douglas Langston
Douglas Langston
Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015**+.

10.2	Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015**+.

10.3	Binding Term Sheet with NanoVelcro Circulating Tumor Cell+

10.4	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope*

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.+

31.2	Certification of Douglas Langston, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.+

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Douglas Langston, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Sorrento hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.
+	Previously filed.

5