Form 10-K/A
period 2015-12-31
Sorrento Therapeutics, Inc.
filed 2016-04-29
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9380 Judicial Drive, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 210-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The Nasdaq Capital Market
Preferred Stock Purchase Rights, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant calculated based upon the closing sale price of the common stock on June 30, 2015 (the last trading day of the registrant’s second fiscal quarter of 2015), was approximately $586.1 million.

At March 10, 2016, the registrant had 38,365,767 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Form 10-K”), to present the information required by Part III, Items 10 through Item 14, of Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover of the Form 10-K to the incorporation by reference to certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders into Part III of the Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14, of the Form 10-K are hereby amended and restated in their entirety, Part IV, Item 15 of the Form 10-K is hereby amended and restated in its entirety, and new certifications filed by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, are filed as exhibits to this Amendment No. 1 under Part IV, Item 15. Except as described in this explanatory note, no other changes have been made to the Form 10-K. Except as otherwise set forth below, this Amendment No. 1 to Form 10-K does not reflect events that have occurred after March 15, 2016, the original filing date of the Form 10-K, or modify or update the disclosures presented therein. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The names of our directors and their ages as of April 29, 2016, principal occupations or positions held with the Company and biographies are set forth below. There are no family relationships between or among any of our officers or directors.

Name	Age	Present Position with Sorrento Therapeutics, Inc.
Henry Ji, Ph.D.	51	Director, President and Chief Executive Officer
William S. Marth	61	Chairman
Kim D. Janda, Ph.D.	58	Director
Douglas Ebersole	60	Director
Jaisim Shah	55	Director
David H. Deming	62	Director

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

Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 18 years of biotechnology and biopharmaceutical experience to his position on our board of directors. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in our day-to-day operations as our Chief Executive Officer and President, allows him to bring to our board of directors a broad understanding of the operational and strategic issues we face.

William S. Marth has served as a director of our Company since January 2014. He has served as a director of Albany Molecular Research, Inc. since June 2012 and President and Chief Executive Officer since January 1, 2014. Mr. Marth was President and Chief Executive Officer of Teva – Americas through the end of 2012. He previously served as President and Chief Executive Officer of Teva North America from January 2008 to June 2010, as President and Chief Executive Officer of Teva USA from 2005 to 2008 and was previously Executive Vice President and Vice President of Sales and Marketing for Teva USA. Mr. Marth played a significant role in establishing Teva as a leading specialty pharmaceutical company and being ultimately recognized as the worldwide No. 1 producer of generic drugs. In his role, he led the respiratory, neuroscience, oncology and women’s healthcare divisions, as well as Latin America and Canada. He was a member of Teva’s global executive management team and Teva Americas’ board of directors from 2007 until 2013. He brings to this role his global experience in strategic planning, investor relations, research and development, supply chain and regulatory matters. He played a key role in building Teva to a $12 billion business and in the strategy behind the acquisitions of Cephalon for $6.8 billion and Barr Pharmaceuticals for $7.4 billion. Prior to joining Teva USA, he held various positions with the Apothecon division of Bristol-Myers Squibb. Mr. Marth, who earned his B.Sc. in Pharmacy from the University of Illinois in 1977 and his M.B.A. in 1989 from the Keller Graduate School of Management, DeVry University, is a licensed pharmacist and serves on various other boards and committees, including The University of the Sciences in Philadelphia and the Board of Ambassadors for John Hopkins’ Project RESTORE. In addition, Mr. Marth served as the Chairman of the Board of the Generic Pharmaceutical Association (GPhA) in 2008 and 2009 and the American Society for Health-System Pharmacists (ASHP) in 2010.

We believe Mr. Marth’s industry expertise, significant transactional expertise and commercial leadership experience provide valuable insight and perspective to our board of directors and Company.

Kim D. Janda, Ph.D. has served as a director of our Company since April 2012. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioog & Med. Chem., PloS ONE and serves, or has served, on numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.

Dr. Janda has almost 25 years of experience in life sciences and very strong technical expertise relating to the discovery and development of antibody therapeutics, which gives him a unique understanding of the research challenges and opportunities facing us. As an experienced scientist and inventor on multiple patents in the life sciences industry, Dr. Janda brings critical insights into the operational requirements of a discovery and development company as well as to our overall business and strategies relating to our ongoing development efforts, and serves as the chair of our Scientific Advisory Board.

Douglas Ebersole has served as a director of our Company since August 2014. Mr. Ebersole has over 25 years of broad business experience in the industry as well as from consulting in a number of advisory roles, including as a former partner in a Silicon Valley law firm. Currently, Mr. Ebersole is an independent consultant and has worked primarily with PDL BioPharma (PDL) since 2005. From 1992 to 2005, Mr. Ebersole served in various senior executive roles at PDL, including Senior Vice President – Corporate Development and Legal. During 2002, Mr. Ebersole served as PDL’s interim Chief Executive Officer. While at PDL, Mr. Ebersole was responsible for all legal affairs, negotiation of major corporate alliances and public equity and debt financings, and was one of the principal architects of PDL’s Queen patent licensing program. He also had overall responsibility for a number of functional areas including legal, business development, human resources, facilities, manufacturing and quality. Prior to PDL, Mr. Ebersole was initially Associate General Counsel and later General Counsel at NeXT Computer from 1989 to 1992 and earned a JD from Stanford University in 1982.

We believe that Mr. Ebersole’s extensive legal, business and operational experience qualifies him to serve on our board of directors.

Jaisim Shah has served as a director of our Company since September 2013. He has more than 25 years of global biopharma experience including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. Mr. Shah currently serves as the Chief Executive Officer and board member at Semnur Pharmaceuticals. Prior to Semnur, Mr. Shah was a consultant to several businesses, including Sorrento Therapeutics, and was the Chief Business Officer of Elevation Pharmaceuticals, where Mr. Shah led a successful sale of Elevation to Sunovion in September 2012. Prior to Elevation, Mr. Shah was president of Zelos Therapeutics, where Mr. Shah focused on financing and business development. Prior to Zelos, Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech and PDL BioPharma where he completed numerous licensing/partnering and strategic transactions with pharmaceutical and biotech companies. Prior to PDL, Mr. Shah was at Bristol-Myers Squibb, most recently as Vice President of Global Marketing where he received the “Presidents Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche in international marketing and was global business leader for corporate alliances with Genentech and Idec. Mr. Shah holds an MA in Economics from the University of Akron and an MBA from Oklahoma University.

We believe that Mr. Shah’s extensive operational, executive and business development experience qualify him to serve on our board of directors.

David H. Deming has served as a director of our Company since May 2015. Since March 2013, Mr. Deming has been a banker with TAG Healthcare Advisors, LLC, a boutique financial advisory firm serving the pharmaceutical, biotech and medical device industries. Mr. Deming started his career at J.P. Morgan in 1976 and was a managing director in charge of the Global Healthcare Investment Banking Group from 1991 to 2013. Mr. Deming is a director of Albany Molecular Research, Inc.

We believe that Mr. Deming’s significant transactional and financial experience and relationships in the healthcare field qualify him to serve on our board of directors.

Board Independence

Our Board has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in our day-to-day operations. Our Board consults with our counsel to ensure that our Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ rules, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, us, our senior management and our independent auditors, our Board has determined that all of our directors, other than Dr. Ji and Mr. Shah, are independent.

Board Leadership Structure and Board’s Role in Risk Oversight

We have a separate Chairman of the Board, Mr. Marth, and Chief Executive Officer, Dr. Ji. We believe that having an independent director serve as our Chairman allows our CEO to focus on our business, while allowing the Chairman to fulfill his fundamental Board leadership role, which includes providing advice to and independent oversight of our Board. As Chairman, Mr. Marth serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the board of directors, committee chairs and management, he presides over meetings of the board of directors. Mr. Marth has developed an extensive knowledge of our company, its challenges and opportunities and has a productive working relationship with our senior management team.

The board of directors, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect its Chairman to organize those functions. The board of directors has three standing committees – Audit, Compensation and Corporate Governance and Nominating. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of risks the company faces, while the board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The board of directors recognizes that different leadership models may, depending upon individual circumstances, work for other companies and may be appropriate for the Company under different circumstances. The board of directors believes that the Company will be greatly benefited from having a single person setting the tone and direction for the Company and having primary responsibility for managing its operations, while allowing the board of directors to carry out its oversight responsibilities with the full involvement of each independent director. Our CEO communicates frequently with members of the board to discuss strategy and challenges facing the company. Senior management usually attends our regular quarterly board meetings and is available to address any questions or concerns raised by the board of directors on risk management-related and any other matters. Each quarter, the board of directors receives presentations from senior management on matters involving our areas of operations.

Board of Directors Meetings

During the fiscal year 2015, our Board held six meetings and acted by written consent 23 times our Audit Committee held a total of five meetings and did not take any action by unanimous written consent, our Compensation Committee held a total of four meetings and acted by unanimous written consent one time and our Corporate Governance and Nominating Committee did not hold any meetings and acted by unanimous written consent one time. None of our incumbent directors attended fewer than 75% of the total number of meetings held by the Board and the committees on which, and for the period during which, the director served during fiscal year 2015.

Information Regarding Board Committees

Our Board has established standing Audit, Compensation and Corporate Governance and Nominating Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities.

Audit Committee. We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or Exchange Act. Our Audit Committee is currently comprised of Messrs. Deming, Marth and Ebersole. Mr. Deming serves as the Chairperson of the Audit Committee. The functions of the Audit Committee include, among others:

•	evaluating our independent registered public accountant’s qualifications, independence and performance;

•	determining the engagement of our independent auditors;

•	approving the retention of our independent auditors to perform any proposed audit and permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement teams as required by law;

•	reviewing our financial statements;

•	reviewing our critical accounting policies and estimates;

•	discussing with our management and our independent auditors the results of the annual audit and the review of our quarterly financial statements; and

•	reviewing and evaluating, at least annually, the performance of the Audit Committee and its members, including compliance of the Audit Committee with its charter.

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary. Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors under “Corporate Governance.”

Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with the NASDAQ listing standards and Rule 10A-3(b)(1) under the Exchange Act. Our Board reviews the NASDAQ standards and Exchange Act definitions of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in the NASDAQ rules). Our Board has determined that all members of our Audit Committee also meet the requirements for financial literacy under the NASDAQ listing standards.

Our Board has determined that Mr. Deming is an audit committee financial expert, as defined under applicable Securities Exchange Commission, or SEC, rules, and that Messrs. Deming, Marth and Ebersole meet the background and financial sophistication requirements under NASDAQ. In making these determinations, the Board made a qualitative assessment of each of Messrs. Deming, Marth and Ebersole’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee.

Compensation Committee. Our Compensation Committee is comprised of Messrs. Ebersole, Marth and Deming. Mr. Ebersole serves as the Chairperson of our Compensation Committee. The functions of the Compensation Committee include, among others:

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

Our Board has adopted a written charter of the Compensation Committee that is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors under “Corporate Governance.” The Compensation Committee meets periodically throughout the year as necessary. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with our Chief Executive Officer and other representatives of senior management as necessary. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in or be present during any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain or consult compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

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

In early 2016, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“Cook”) as a compensation consultant to assist with the Compensation Committee’s deliberations with respect to 2016 executive compensation. As part of its engagement, the Compensation Committee requested that Cook develop a comparative group of companies and perform analyses of competitive performance and compensation levels for the comparative group. Cook, who reports directly to the Compensation Committee and not to our management, is independent from us, has not provided any services to us other than to the Compensation Committee, and receives compensation from us only for services provided to the Compensation Committee. The Compensation Committee assessed the independence of Cook pursuant to SEC rules and concluded that the work of Cook has not raised any conflict of interest.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.

Compensation Committee

Mr. Douglas Ebersole

Mr. William Marth

Mr. David Deming

The foregoing Compensation Committee Report is not “soliciting material”, is not deemed “filed” with the SEC, and shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report on Form 10-K for the year ended December 31, 2015, as amended by this Amendment No. 1 to Annual Report on Form 10-K/A, into any filing of ours under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent we specifically incorporate this report by reference.

Compensation Committee Interlocks and Insider Participation

As noted above, the Compensation Committee consists of three directors, each of whom is a non-employee director: Messrs. Ebersole, Marth and Deming. None of the aforementioned individuals was, during 2015, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee is comprised of Dr. Janda and Mr. Marth. Mr. Marth serves as the Chairperson of our Corporate Governance and Nominating Committee The Corporate Governance and Nominating Committee has responsibility for assisting our Board in, among other things, effecting board organization, membership and function including identifying qualified board nominees; effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance and Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by our Board based on the criteria, skills and qualifications that have been recognized by the Corporate Governance and Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance and Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded Board.

The Board has determined that all of the members are “independent” under current NASDAQ rules. The Board adopted a written charter setting forth the authority and responsibilities of the Corporate Governance and Nominating Committee. A copy of the charter is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors under “Corporate Governance.”

Director Qualifications

There are no specific minimum qualifications that our Board requires to be met by a director nominee recommended for a position on our Board, nor are there any specific qualities or skills that are necessary for one or more members of our Board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Board considers a potential director candidate’s experience, areas of expertise and other factors relative to the overall composition of our Board and its committees, including the following characteristics:

•	the highest ethical standards and integrity and a strong personal reputation;

•	a background that provides experience and achievement in business, finance, biotechnology or other activities relevant to our business and activities;

•	a willingness to act on and be accountable for Board and, as applicable, committee decisions;

•	an ability to provide wise, informed and thoughtful counsel to management on a range of issues affecting us and our stockholders;

•	an ability to work effectively and collegially with other individuals;

•	loyalty and commitment to driving our success and increasing long-term value for our stockholders;

•	sufficient time to devote to Board and, as applicable, committee membership and matters; and

•	the independence requirements imposed by the SEC and NASDAQ.

The Board retains the right to modify these qualifications from time to time.

If a stockholder wishes to propose a candidate for consideration as a nominee by the Corporate Governance and Nominating Committee, it should follow the procedures described in this section and in the Company’s Corporate Governance and Nominating Committee Charter. The Corporate Governance and Nominating Committee Charter provides that nominees recommended by stockholders are given appropriate consideration and will be evaluated in the same manner as other nominees. Following verification of the stockholder status of persons proposing candidates, the Corporate Governance and Nominating Committee makes an initial analysis of the qualifications of any candidate recommended by stockholders or others pursuant to the criteria summarized above to determine whether the candidate is qualified for service on the Board before deciding to undertake a complete evaluation of the candidate. If any materials are provided by a stockholder or professional search firm in connection with the nomination of a director candidate, such materials are forwarded to the Corporate Governance and Nominating Committee as part of its review. Other than the verification of compliance with procedures and stockholder status, and the initial analysis performed by the Corporate Governance and Nominating Committee, a potential candidate nominated by a stockholder is treated like any other potential candidate during the review process by the Corporate Governance and Nominating Committee.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our Board at our annual meeting, we encourage all of our directors to attend.

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to the attention of our corporate secretary, at Sorrento Therapeutics, Inc., 9380 Judicial Drive, San Diego, California 92121. The corporate secretary will forward such communications to each member of our Board; provided that, if in the opinion of our corporate secretary it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Security Holder Nominations

The Board does not have a formal policy regarding the consideration of director candidates recommended by our security holders. However, the Board would consider such recommendations. The Board does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a security holder. Security holders who wish to make such a recommendation should send the recommendation to Secretary, Sorrento Therapeutics, Inc., 9380 Judicial Drive, San Diego, California 92121. The letter must identify the author as a stockholder, provide a brief summary of the candidate’s qualifications and history and be accompanied by evidence of the sender’s stock ownership, as well as consent by the candidate to serve as a director if elected. Any director candidate recommendations will be reviewed by the Secretary and, if deemed appropriate, forwarded to the Chairman for further review. If the Chairman believes that the candidate fits the profile of a director nominee as described above, the recommendation will be shared with the entire Board.

Executive Officers

The names of our executive officers and their ages as of April 29, 2016, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	51	Chief Executive Officer, President and Director

Kevin M. Herde	44	Executive Vice President & Chief Financial Officer

George Ng, J.D.	42	Executive Vice President, Chief Administrative Officer
		& Chief Legal Officer

Jeffrey Su, Ph.D.	52	Executive Vice President & Chief Operating Officer

Kevin M. Herde. Kevin M. Herde has been our Executive Vice President & Chief Financial Officer since April 2016. From August 2012 to February 2016, Mr. Herde was the Vice President of Global Blood Screening and Alliance Management for Hologic, Inc. From April 2002 to August 2012, Mr. Herde served in numerous finance roles with Gen-Probe Incorporated, ultimately as the Vice President of Finance and Corporate Controller. Prior to his 14 years at Gen-Probe and Hologic, Mr. Herde also served in multiple management roles in finance for Gateway, a global computer and technology company, and was an Audit Manager for KPMG LLP. Mr. Herde holds a Bachelor of Business Administration degree from the University of San Diego and is a Certified Public Accountant (CPA).

George Ng, J.D. George Ng has been our Executive Vice President, Chief Administrative Officer & Chief Legal Officer since March 2015. From 2012 to 2015, Mr. Ng was Senior Vice President & General Counsel at BioDelivery Sciences International, Inc. From 2010 to 2012, Mr. Ng was in private practice as a partner with two AMLAW 200 law firms, where he had leadership roles, including establishing the life sciences practice group for one firm and heading it as the firmwide co-chair. From to 2007 to 2010, Mr. Ng served in numerous legal, compliance, IP and management roles with Spectrum Pharmaceuticals, Inc., ultimately as the Head of Legal, Chief Compliance Officer & Chief IP Counsel. Prior to 2007, Mr. Ng also served in various management and legal roles for Alpharma Inc. (now a part of Pfizer Inc.) and multiple law firms. Mr. Ng obtained his J.D. from the University of Notre Dame and a B.A.S. in Biochemistry and Economics from the University of California, Davis.

Jeffrey Su, Ph.D. Jeffrey Su has been our Executive Vice President & Chief Operating Officer since October 2015. From March, 2011 to October 2015, Mr. Su was Chief Scientific and Development Officer for Cytovance Biologics Inc. and from August 2009 to February 2011, he was Vice President of Bioanalytical and Process Development at Cytovance Biologicals Inc.. He was the Vice President, Product Development for Femta Pharmaceuticals Inc. from June 2008 to May 2009. From January 2007 to May 2008, he was the Deputy Director, Manufacturing Technologies for Sanofi Pasteur Inc.; from August 2004 to November 2006, he was the Senior Director, Manufacturing and Controls, New Products for Cancervax Corp.; from February 2003 to July 2004, he was the Director of Process and Analytical Development for The Dow Chemical Company; from October 2000 to February 2003, he was the Associate Director, Protein Chemistry, for Tanox Inc.; from January 1999 to August 2000, he was the Assistant Director, DSP for Medarex and from April 1995 to December 1998, he was Scientist and Group Leader for Human Genome Sciences Inc. Dr. Su has a Ph.D. in Chemistry from Carleton University in Canada and a MSc in Chemistry from Nankai University in China.

Code of Ethics

We have adopted the Sorrento Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors under “Corporate Governance.” If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of our Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Internet website at www.sorrentotherapeutics.com/investors under “Corporate Governance” and/or in our public filings with the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, no officer, director or greater than ten percent beneficial owner was delinquent with their Section 16(a) filing requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

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

Role of Compensation Consultant

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2014, the Compensation Committee engaged Barney & Barney LLC, or Barney & Barney, a compensation consulting firm, to review and advise on our compensation practices. Barney & Barney prepared a report dated October 2014 (the “October 2014 Report”) that surveyed the compensation policies of our peer group, including compensation and benefits of our independent board members and key employees, and comparing the results of the survey with our existing compensation practices. The Compensation Committee used the October 2014 Report as one factor for determining the compensation of our named executive officers during 2015 in order to ensure that the compensation for our named executive officers was set at competitive levels. The Compensation Committee also relied on the Radford Global Life Sciences Survey dated as of October 2014 and its members’ collective experience and expertise in determining the appropriate levels of compensation.

With respect to compensation determinations made in 2015, our peer group consisted of the following companies, which were determined to be: (i) biotechnology companies with Phase II & III compounds in development, (ii) generally of a similar size to us, and (iii) located in technology hubs or higher cost of living areas (to reflect the recruiting challenges of the Southern California region):

• AcelRx Pharmaceuticals, Inc.	• Discovery Laboratories Inc.

• Ambit Bioscience Corporation	• Galena Biopharma, Inc.

• Amicus Therapeutics, Inc.	• Heron Therapeutics, Inc.

• ArQule, Inc.	• MacroGenics, Inc.

• Arrowhead Research Corp.	• Mirati Therapeutics, Inc.

• BIND Therapeutics, Inc.	• OncoMed Pharmaceuticals, Inc.

• BioTime, Inc.	• PharmAthene, Inc.

• Caladrius Biosciences, Inc.	• Rigel Pharmaceuticals, Inc.

• ChemoCentryx, Inc.	• Synta Pharmaceuticals Corp.

• CTI BioPharma Corp.	• Tetraphase Pharmaceuticals, Inc.

• CytRx Corporation	• Threshold Pharmaceuticals Inc.

The Compensation Committee pre-approved the peer group to ensure it reflected relevant market capitalization and other factors, including our then-current circumstances.

Barney & Barney reviewed and advised on all principal aspects of the executive and Board compensation program. Its main responsibilities were to:

•	advise on alignment of pay and performance;

•	review and advise on executive total compensation, including base salaries, short- and long-term incentives, associated performance goals, and retention and severance arrangements;

•	advise on trends in executive compensation;

•	advise on Board and Board committee compensation;

•	provide recommendations regarding the composition of our peer group;

•	analyze peer group proxy statements, compensation survey data and other publicly available data (and apply its experience with other companies to this analysis); and

•	perform any special projects requested by the Compensation Committee.

In setting 2015 compensation, the Compensation Committee reviewed the market data presented in the October 2014 Report and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee’s determinations with respect to such compensation were intended generally to target base salary, annual performance bonus value, equity compensation value and overall compensation for each named executive officer to be between the median and 75th percentile of the compensation packages offered by our peer companies. The Compensation Committee believes that targeting compensation within this range helps achieve the compensation objectives described above. However, compensation for each executive may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity amongst our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.

Furthermore, we conducted a say-on-pay vote at our 2015 Annual Meeting of Stockholders and more than 63% of the votes cast on the say-on-pay proposal were voted for approval of the 2014 executive compensation. In determining our 2015 executive compensation program, our Compensation Committee reviewed the results of the say-on-pay vote and concluded that changes to the program were not desired by our stockholders for 2015. Therefore, our 2015 executive compensation approach was overall generally in line with the executive officer compensation approach previously approved by our stockholders.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels our Board or any applicable committee thereof believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our named executive officers consists of the following elements:

Base Salary.

Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

The Compensation Committee considers compensation data from the peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment. Compensation data for our peer group were collected from available proxy-disclosed data. This information was gathered and analyzed for the 25th, 50th and 75th percentiles for annual base salary, short-term incentive pay elements and long-term incentive pay elements.

Based on a review of Dr. Ji’s individual performance since joining us in 2006 and the competitive market base pay data for CEOs included in our peer group in the October 2014 Report, the Compensation Committee set Dr. Ji’s 2015 annual base salary at $500,000 .

Pursuant to an employment agreement dated April 5, 2016, Mr. Herde, our Chief Financial Officer, has an annual base salary of $300,000. Mr. Ng, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer, is a party to an employment agreement with us dated December 8, 2014 pursuant to which we pay him an annual base salary of $450,000. Mr. Su, our Executive Vice President and Chief Operating Officer, is paid an annual base salary of $400,000 pursuant to an employment agreement dated October 16, 2015.

Variable Pay.

We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved and to be easy to understand and administer.

2015 Bonuses

In making its determination as to whether our named officers achieved their performance objectives for awarding 2015 bonuses under our bonus program, the Compensation Committee assessed the performance of the business and the annual progress towards our overall business objectives. The Compensation Committee did not assign levels of achievement to specific individual objectives but determined, that on a whole, the annual corporate objectives we met during 2015. Following this determination, the Compensation Committee considered each executive officer’s contributions and achievements based on an evaluation by our CEO (except for his own performance) and established a bonus recommendation for each executive officer. Accordingly, on March 11, 2016, the Compensation Committee approved the following bonuses for our current executive officers:

Named Executive Officer	Target Annual Cash Bonus Opportunity (as a percentage of base salary)	Actual Bonus Payout as a Percent of Target	Actual Annual Cash Bonus
Henry Ji, Ph.D.	55%	100%	$275,000
Douglas Langston	25%	80%	$50,000
George H. Ng	35%	100%	$119,765
Jeffrey Su, Ph.D. (1)	35%	58%	$81,667

(1)	Dr. Su’s bonus reflects the fact he was first engaged as a consultant in May of 2015, and then hired as Executive Vice President & Chief Operating Officer in October 2015.

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

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest over: (i) a four-year period with 25% vesting on each anniversary of the grant date, or (ii) a four-year period with 1/4 of the shares vesting on the first anniversary of the applicable vesting commencement date, and 1/48 of the shares vesting thereafter on a monthly basis. All equity awards to our employees, including named executive officers, and to directors, have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of common stock on the grant date based on the valuation determined by our Board.

16

In February 2015, the Compensation Committee decided to grant long-term equity based incentives in the form of options to purchase shares of common stock to our then current named executive officers. The equity awards granted to our named executive officers in 2015 are set forth in the 2015 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2015 table contained herein.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market, local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

In order to encourage a long-term perspective and to encourage key employees to remain with us, our stock options typically have annual vesting over a four-year period and a term of ten years. Generally, vesting ends upon termination of services and exercise rights of vested options cease three months after termination of services. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Timing of Equity Awards

Only the Compensation Committee may approve stock option grants to our executive officers. Stock options are generally granted at meetings of the Compensation Committee. On limited occasions, a grant may be made pursuant to a unanimous written consent of the Compensation Committee, which occurs primarily for the purpose of approving a compensation package for a newly hired or promoted executive. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement. We have reviewed the SEC’s proposed clawback rules under the Dodd Frank Act and expect to implement such a policy as mandated by that regulation within the required timeframe.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes a limit on the amount of compensation that we may deduct in any one year with respect to our chief executive officer and each of our next three most highly compensated executive officers, excluding the chief financial officer, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Code, is fully deductible if the programs are approved by stockholders and meet other requirements. In general, we have determined that, at this time, we will not seek to limit executive compensation so that it is deductible under Section 162(m) of the Code. However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m) of the Code. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee will continue to assess the impact of Section 162(m) of the Code on our compensation practices and determine what further action, if any, is appropriate.

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Dr. Ji, when discussing the performance of, and compensation levels for, executives other than himself. The Compensation Committee also works with Dr. Ji and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither Dr. Ji nor any of our other executives participate in deliberations relating to his compensation.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us for the following reasons:

•	We structure our compensation to consist of base salary, variable pay, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our variable pay and equity-based pay programs are designed to reward both short- and long-term corporate performance. For short-term performance, our variable pay programs are designed to motivate employees to achieve overall goals. For long-term performance, our stock option awards generally vest over four years and are only valuable if our stock price increases over time. We believe that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•	Our bonus program has been structured around attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer, our Principal Financial Officer and the two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/ Option Awards ($) (1)		All Other Compensation ($) (2)	Total ($)
Henry Ji, Ph.D.	2015	500,000	300,000	1,968,800	(3)	30,718	2,799,518
Chief Executive Officer and President	2014	425,000	157,500	286,000		26,978	895,478
	2013	291,383	—	576,710		28,742	896,835

Richard Vincent	2015	51,157	—	—		367,236	418,393
Former Executive Vice President and Chief Financial Officer(4)	2014	365,240	70,000	143,000		23,881	602,121
	2013	296,000	—	571,000		25,557	893,564

Mark Durand	2015	45,739		706,800		190,963	943,502
Former Executive Vice President and Chief Financial Officer(5)

Douglas Langston	2015	250,000	73,603	777		27,251	351,631
Vice President, Finance(6)	2014	179,166	—	140,150		26,459	345,775

George H. Ng	2015	306,875	348,934	19,600	(8)	29,395	704,804
EVP and Chief Administrative Officer and Chief Legal Officer(7)	2014	—	—	648,000		—	648,000

Jeffrey Su	2015	83,333	—	702,070	(10)	7,270	792,673
EVP and Chief Operating Officer(9)

Mike Royal	2015	400,000	120,750	—		36,292	557,042
Former EVP, Clinical and Regulatory Affairs(11)	2014	287,500	50,000	787,900		32,073	1,157,473
	2013	84,792	—	205,560		3,520	293,871

David Miao	2015	250,000	950,000	—		27,383	1,227,383
Former SVP, Head of ADC Development(12)	2014	250,000	240,000	143,000		27,654	660,654
	2013	8,737	400,000	—		—	408,737

(1)	These amounts represent the aggregate grant date fair value of awards for grants of options to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 12 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. These amounts represent the aggregate grant date fair value of awards for grants of options to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718.
(2)	The amounts in this column consist of health and welfare benefits in 2015, 2014 and 2013. Includes $365,240 in severance for Mr. Vincent in 2015 and $186,875 in severance for Mr. Durand in 2015.
(3)	Includes 1,000,000 options and 9,500,000 warrants granted by each of our subsidiaries, Scintilla Pharmaceuticals, Inc., Concortis Biosystems Corp., LA Cell Inc., Sorrento Biologics, Inc. and TNK Therapeutics, Inc.
(4)	Mr. Vincent resigned as our Executive Vice President and Chief Financial Officer on January 31, 2015.
(5)	Mr. Durand served as a director of the Company from March 7, 2014 until his resignation on April 29, 2015 to become Executive Vice President and Chief Financial Officer. Mr. Durand retired as our Executive Vice President and Chief Financial Officer on June 23, 2015.
(6)	Mr. Langston has served as our Vice President, Finance since March 3, 2014. Following Mr. Vincent’s resignation on January 31, 2015, Mr. Langston served as our Principal Financial and Accounting Officer until Mr. Durand was hired on April 29, 2015. Following Mr. Durand’s retirement on June 23, 2015, Mr. Langston served as our Principal Financial and Accounting Officer until April 5, 2016.
(7)	Mr. Ng entered into an employment agreement with us in December 2014 and started with the Company in April 2015.
(8)	Includes options granted by our subsidiaries consisting of 150,000 from Scintilla Pharmaceuticals, Inc., 100,000 from Sorrento Biologics, Inc., 300,000 from LA Cell, Inc., 300,000 from TNK Therapeutics, Inc. and 100,000 from Concortis Biosystems Corp.
(9)	Dr. Su was hired by us as EVP and Chief Operating Officer in October 2015.
(10)	Includes options granted by our subsidiaries consisting of 400,000 from Sorrento Biologics, Inc., 100,000 from LA Cell, Inc. and 200,000 from TNK Therapeutics, Inc.
(11)	Dr. Royal resigned from the Company as of March 15, 2016.
(12)	Mr. Miao resigned from the Company as of January 16, 2016.

We paid no perquisites or other personal benefits to our executive officers during the years ended December 31, 2015, 2014 and 2013.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2015

The following table shows for fiscal year 2015, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price Per Share ($/Sh)	Grant Date Fair Value of Option Awards ($)(1)
Henry Ji	2/24/2015	160,000		$12.78	$1,348,800
	10/30/2015	1,000,000	(2)	$0.01	$10,000
	10/30/2015	1,000,000	(3)	$0.01	$10,000
	5/11/2015	1,000,000	(4)	$0.01	$10,000
	5/11/2015	1,000,000	(5)	$0.01	$10,000
	10/30/2015	1,000,000	(6)	$0.25	$10,000
Richard Vincent (7)	—	—		—	—
Mark Durand (8)	4/29/2015	120,000		$5.89	$706,800
Douglas Langston	2/19/2015	100		$11.78	$777
George Ng	10/30/2015	150,000	(2)	$0.01	$1,200
	10/30/2015	100,000	(3)	$0.01	$800
	5/11/2015	300,000	(4)	$0.01	$2,400
	5/11/2015	300,000	(5)	$0.01	$2,400
	10/30/2015	100,000	(6)	$0.25	$12,800
Jeffrey Su	10/23/2015	50,000		$8.01	$264,500
	7/20/2015	20,000		$23.99	$110,420
	5/6/2015	50,000		$10.41	$321,550
	10/30/2015	400,000	(3)	$0.01	$3,200
	5/11/2015	100,000	(4)	$0.01	$800
	5/11/2015	200,000	(5)	$0.01	$1,600
Mike Royal (9)	—	—		—	—
David Miao (10)	—	—		—	—

(1)	Amount shown in this column does not reflect dollar amounts actually received by our named executive officer. Instead, this amount represents the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amount is described in Note 12 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Our named executive officer will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)	Represents options granted by Scintilla Pharmaceuticals, Inc.
(3)	Represents options granted by Sorrento Biologics, Inc.
(4)	Represents options granted by LA Cell, Inc.
(5)	Represents options granted by TNK Therapeutics, Inc.
(6)	Represents options granted by Concortis Biosystems Corp.
(7)	Mr. Vincent resigned as our Executive Vice President and Chief Financial Officer on January 31, 2015.
(8)	Mr. Durand retired as our Executive Vice President and Chief Financial Officer on June 23, 2015. Mr. Durand served as a director of the Company from March 7, 2014 until his resignation on April 29, 2015 to become Executive Vice President and Chief Financial Officer.
(9)	Mike Royal resigned from the Company as of March 15, 2016.
(10)	David Miao resigned from the Company as of January 16, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options/warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2015. Except for the options/warrants set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2015.

	Option/Warrant Award
Name	Option/ Warrant Grant Date		Number of Securities Underlying Unexercised Options/ Warrant (#) Exercisable	Number of Securities Underlying Unexercised Earned Options/ Warrant (#) Unexercisable	Option/ Warrant Exercise Price ($) (1)	Option/ Warrant Expiration Date
Henry Ji	2/16/2010	(2)	6,000	—	$1.75	2/15/2020
	2/6/2012	(2)	7,500	2,500	$4.00	2/6/2022
	10/29/2013	(3)	54,708	46,292	$8.40	10/29/2023
	10/7/2014	(3)	29,167	70,833	$4.32	10/7/2024
	2/24/2015	(3)	—	80,000	$12.78	2/24/2025
	2/24/2015	(4)	80,000	—	$12.78	2/24/2025
	10/30/2015	(5)(6)	10,417	489,583	$0.01	10/30/2025
	10/30/2015	(7)(6)	10,417	489,583	$0.01	10/30/2025
	5/11/2015	(8)(6)	36,458	463,542	$0.01	5/11/2025
	5/11/2015	(9)(6)	36,458	463,542	$0.01	5/11/2025
	10/30/2015	(10)(6)	510,417	489,583	$0.25	10/30/2025
	10/30/2015	(11)(12)	200,000	9,300,000	$0.01	10/30/2019
	10/30/2015	(13)(12)	200,000	9,300,000	$0.01	10/30/2019
	5/11/2015	(14)(12)	700,000	8,800,000	$0.01	5/11/2019
	5/11/2015	(15)(12)	700,000	8,800,000	$0.01	5/11/2019
	5/11/2015	(16)(12)	700,000	8,800,000	$0.25	5/11/2019
Richard Vincent (19)	—		—	—	—	—
Mark Durand (20)	3/7/2014	(17)	13,000	—	$13.53	12/31/2015
	10/1/2014	(18)	6,400	5,600	$4.78	12/31/2015
	4/29/2015	(3)	30,000	90,000	$8.95	12/31/2015
Douglas Langston	1/9/2014	(3)	7,188	7,813	$8.12	1/9/2024
	10/7/2014	(3)	5,833	14,167	$4.32	10/7/2024
	2/19/2015	(5)	100	—	$11.78	2/19/2025
George Ng	12/18/2014	(3)	30,000	90,000	$8.16	12/18/2024
	10/30/2015	(5)(21)	4,167	95,833	$0.01	10/30/2025
	10/30/2015	(7)(22)	3,125	71,875	$0.01	10/30/2025
	5/11/2015	(8)(21)	29,167	170,833	$0.01	5/11/2025
	5/11/2015	(9)(21)	29,167	170,833	$0.01	5/11/2025
	10/30/2015	(10)(23)	52,083	47,917	$0.25	5/11/2025
Jeffrey Su	10/23/2015	(3)	—	50,000	$8.01	10/23/2025
	7/20/2015	(3)	—	20,000	$23.99	7/20/2025
	5/6/2015	(3)	—	50,000	$10.41	5/6/2025
	10/30/2015	(7)(22)	12,500	287,500	$0.01	10/30/2025
	5/11/2015	(8)(21)	9,722	56,945	$0.01	5/11/2025
	5/11/2015	(9)(21)	19,445	113,889	$0.01	5/11/2025
Mike Royal (25)	1/9/2014	(3)	31,146	33,854	$8.12	1/9/2024
	6/27/2014	(24)	45,000	50,000	$6.63	6/27/2024
David Miao (26)	3/10/2014	(3)	18,000	18,000	$13.53	3/10/2024
	10/7/2014	(3)	14,583	35,417	$4.32	10/7/2024

(1)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.
(2)	All of the options vest and become exercisable as to 25% of the shares subject to the option on each of the first four anniversaries of the date of grant.
(3)	All of the options vest and become exercisable over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.
(4)	100% of the shares of common stock subject to this option will vest in full upon the consummation of a strategic transaction in connection with Cynviloq™ and subject to optionee’s continued service or employment with the Company through such vesting event.
(5)	Represents options granted by Scintilla Pharmaceuticals, Inc.
(6)	50% of options vest upon grant and the remainder vest monthly over 96 months.
(7)	Represents options granted by Sorrento Biologics, Inc.
(8)	Represents options granted by LA Cell, Inc.
(9)	Represents options granted by TNK Therapeutics, Inc.
(10)	Represents options granted by Concortis Biosystems, Corp.
(11)	Represents warrants issued by Scintilla Pharmaceuticals, Inc.
(12)	100,000 warrants vest evenly over 40 months beginning date of issuance and remaining warrants vest if certain defined events occur within four years from date of issuance.
(13)	Represents warrants issued by Sorrento Biologics, Inc.
(14)	Represents warrants issued by LA Cell, Inc.
(15)	Represents warrants issued by TNK Therapeutics, Inc.
(16)	Represents warrants issued by Concortis Biosystems Corp.
(17)	All of the options vest one year from date of grant.
(18)	All of the options vest on a monthly basis over a period of 15 months from date of grant.
(19)	Mr. Vincent resigned as our Executive Vice President and Chief Financial Officer on January 31, 2015. The exercisability of 200,021 stock options held by Mr. Vincent were extended to December 31, 2015.
(20)	Mr. Durand retired as our Executive Vice President and Chief Financial Officer on June 23, 2015. Mr. Durand served as a director of the Company from March 7, 2014 until his resignation on April 29, 2015 to become Executive Vice President and Chief Financial Officer. The exercisability of 49,400 of Mr. Durand’s stock options was extended to December 31, 2015.
(21)	1/3 of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.
(22)	25% of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.
(23)	50% of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.
(24)	15,000 options vested immediately upon grant and the remaining options vest and become exercisable over a four-year period with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.
(25)	Mike Royal resigned from the Company as of March 15, 2016.
(26)	David Miao resigned from the Company as of January 16, 2016.

OPTION EXERCISES AND STOCK VESTED

The following table contains information about the exercise of stock options by each of our named executive officers during 2015:

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Henry Ji	2,000,000(2)	$0
George Ng	275,000(3)	$0
Jeffrey Su	200,000(4)	$0

(1)	All of the exercises were at time of grant and the exercise price of $0.01 was the same as the assumed fair value of the shares.
(2)	500,000 options were exercised for each of Scintilla Pharmaceuticals, Inc., Sorrento Biologics, Inc., LA Cell, Inc. and TNK Therapeutics, Inc.
(3)	50,000 options were exercised for Scintilla Pharmaceuticals, Inc., 25,000 options were exercised for Sorrento Biologics, Inc., 100,000 options were exercised for LA Cell, Inc. and 100,000 options were exercised for TNK Therapeutics, Inc.
(4)	100,000 options were exercised for Sorrento Biologics, Inc., 33,333 options were exercised for LA Cell, Inc. and 66,666 options were exercised for TNK Therapeutics, Inc.

PENSION BENEFITS-NONQUALIFIED DEFINED CONTRIBUTION AND OTHER

NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during fiscal 2015. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employment, Severance, Separation and Change in Control Agreements

Chief Executive Officer Compensation for Fiscal Year 2015

We are a party to an employment agreement with Dr. Ji, as amended. Initially, pursuant to the terms of the employment agreement for Dr. Ji, as amended, his base salary was set at $262,500. Dr. Ji’s current base salary is $500,000. Additionally the target annual bonus is set at 55% of his annual salary.

We have the right to terminate Dr. Ji’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Dr. Ji may resign with or without “good reason”, as defined in the employment agreement, upon 30 days written notice. Under such circumstances, Dr. Ji will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Dr. Ji is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. If we terminate Dr. Ji for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Employment Agreements with Other Executive Officers

Employment Agreement with Kevin Herde

We are a party to an employment agreement dated April 5, 2016 with Kevin Herde, our Executive Vice President and Chief Financial Officer. The employment agreement for Mr. Herde provides for an annual base salary of $300,000. Additionally the target annual bonus is set at 35% of his annual salary.

We have the right to terminate Mr. Herde’s employment at any time with or without “cause” or upon such his death or disability, each as defined in the employment agreement. Mr. Herde may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Herde will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Mr. Herde is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. If we terminate Mr. Herde for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Severance Agreement with Richard Vincent

On January 26, 2015, we entered into a severance agreement and mutual release with Mr. Vincent pursuant to which Mr. Vincent’s employment terminated on January 31, 2015. We agreed to pay Mr. Vincent an aggregate of $365,240 in 22 equal installments and agreed to immediately vest 200,021 stock options held by Mr. Vincent, which were exercisable until December 31, 2015. Each of us agreed to a mutual general release of the other.

Employment and Severance Agreements with Mark Durand

On April 29, 2015, we entered into an employment agreement with Mark Durand for him to serve as Executive Vice President and Chief Financial Officer. The employment agreement provided for an annual base salary of $345,000 and a target bonus of 35% of his annual salary. On June 23, 2015, we entered into a severance agreement and mutual release with Mr. Durand pursuant to which we paid him $186,875 and extended the exercisability of his 49,400 of his vested stock options to December 31, 2015.

Employment Agreement with George Ng

We are a party to an employment agreement dated December 8, 2014 with George Ng, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer. The employment agreement for Mr. Ng provides for an annual base salary of $450,000. Additionally the target annual bonus is set at 35% of his annual salary.

We have the right to terminate Mr. Ng’s employment at any time with or without “cause” or upon such his death or disability, each as defined in the employment agreement. Mr. Ng may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Ng will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Mr. Ng is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. In addition, all of his unvested stock options will immediately vest. If we terminate Mr. Ng for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Employment Agreement with Jeffrey Su

We are a party to an employment agreement dated October 16, 2015 with Jeffrey Su, our Executive Vice President and Chief Operating Officer. The employment agreement for Mr. Su provides for an annual base salary of $400,000. Additionally the target annual bonus is set at 35% of his annual salary.

We have the right to terminate Mr. Su’s employment at any time with or without “cause” or upon such his death or disability, each as defined in the employment agreement. Mr. Su may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Su will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Mr. Su is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary paid in a lump sum and 12 months of health care benefits continuation at our expense. If we terminate Mr. Su for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2015 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2015. The closing price of our common stock, as reported on The NASDAQ Capital Market, was $8.71 on December 31, 2015. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from Sorrento.

Henry Ji, Ph.D.

By Sorrento Without Cause or by Dr. Ji for Good Reason
Cash Payments	$500,000
Continuation of Benefits	20,400

Total Cash Benefits and Payments	$520,400

George K. Ng

By Sorrento Without Cause or by Mr. Ng for Good Reason
Value of Option Shares Accelerated	$49,500
Cash Payments	450,000
Continuation of Benefits	20,400

Total Cash Benefits and Payments	$519,900

Jeffrey Su

By Sorrento Without Cause or by Mr. Su for Good Reason
Cash Payments	$400,000
Continuation of Benefits	20,400

Total Cash Benefits and Payments	$420,400

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2015 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Jaisim Shah	43,583	902,650	946,233
Dr. Kim Janda	74,967	225,640	300,607
William Marth	111,325	529,540	640,865
Douglas Ebersole	68,608	310,420	379,028
David H. Deming(2)	49,072	564,300	613,372
Mark Durand(3)	21,307	—	21,307

(1)	These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2015, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2015. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 12 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. As of December 31, 2015, our non-employee directors held options to purchase the following number of shares of common stock: Mr. Shah – 210,000; Dr. Janda – 81,400; Mr. Marth – 133,000; Mr. Ebersole – 59,000; Mr. Deming – 70,000; and Mr. Durand – 0.
(2)	Mr. Deming was appointed as a Director on April 29, 2015.
(3)	Mr. Durand served as a director of the Company from March 7, 2014 until his resignation on April 29, 2015 to become Executive Vice President and Chief Financial Officer. Mr. Durand retired as our Executive Vice President and Chief Financial Officer on June 23, 2015.

Effective April 13, 2015, each non-executive director is entitled to receive a $45,000 (or $90,000 in the case of our chairman) annual cash retainer. Further, the chairman of each of our Audit, Compensation and Corporate Governance and Nominating Committees receives an additional annual cash retainer of $20,000, $20,000 and $10,000, respectively. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees receive an additional annual cash retainer of $8,000, $8,000 and $5,000, respectively. New directors will receive a one-time initial grant of a stock option to purchase 25,000 shares of common stock upon joining our Board, with all of the options vesting upon the one year anniversary of the date of grant. In addition, each non-executive director receives an annual grant of a stock option to purchase 25,000 shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through the vesting dates. Further, the chairman of each of our Audit, Compensation and Corporate Governance and Nominating Committees receives an additional annual stock option grant of 6,000, 6,000 and 3,000 shares, respectively. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees receive an annual stock option grant of 3,000, 3,000 and 2,000 shares, respectively. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

Other Compensation

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

The following table sets forth information as of March 31, 2016, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 31, 2016. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 38,388,243 shares of common stock outstanding as of March 31, 2016, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 31, 2016, which is 60 days after March 31, 2016. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 9380 Judicial Drive, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Director, Chief Executive Officer and President	2,238,975	(1)	5.8
Richard Vincent, Former Executive Vice President and Chief Financial Officer	—		—
Mark Durand, Former Executive Vice President and Chief Financial Officer	—		—
Mike Royal, Former EVP, Clinical and Regulatory Affairs	83,542	(2)	*
David Miao, Former SVP, Head of ADC Development	459,390		*
Douglas Langston, Vice President, Finance	16,767	(2)	*
George Ng, EVP, Chief Administrative Officer and Chief Legal Officer	58,289	(3)	*
Jeffrey Su, Chief Operating Officer	12,500	(2)	*
William Marth, Chairman	119,944	(2)	*
David Deming, Director	67,000	(2)	*
Douglas Ebersole, Director	56,167	(2)	*
Dr. Kim Janda, Director	93,511	(4)	*
Jaisim Shah, Director	321,173	(5)	*
All Current Officers and Directors as a Group (9 Persons)	2,984,326	(6)	7.6
5% Stockholders:
Dr. Patrick Soon-Shiong	7,908,235	(7)	20.6
Cormorant Global Healthcare Master Fund, LP	2,095,334	(8)	5.5
NantKwest, Inc.	5,618,326	(9)	14.6

*	Less than 1%.
(1)	Comprised of (i) 200,813 shares of common stock issuable pursuant to stock options and (ii) 2,038,162 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.
(2)	Comprised of shares of common stock issuable pursuant to stock options
(3)	Comprised of (i) 15,789 shares of common stock and (ii) 42,500 shares of common stock issuable pursuant to stock options.
(4)	Comprised of (i) 91,511 shares of common stock issuable pursuant to stock options, and (ii) 2,000 shares of common stock issuable upon exercise of warrants.
(5)	Includes 228,542 shares of common stock issuable pursuant to stock options.
(6)	Includes (i) 835,744 shares of common stock issuable pursuant to stock options and (ii) 2,000 shares of common stock issuable upon exercise of warrants.
(7)	The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by the reporting person on December 21, 2015. According to the Schedule 13D/A, the shares reported in the table as beneficially owned by the reporting person include 7,188,061 shares of common stock held by Cambridge Equities, LP (“Cambridge Equities”) and 720,174 shares of common stock held by Dr. Patrick Soon-Shiong. The table above excludes 1,724,138 shares of common stock issuable upon exercise of a warrant (the “Warrant Shares”) held by Cambridge Equities because the terms of the warrant prohibit Cambridge Equities from exercising any portion of the warrant to the extent that, after giving effect to the issuance of the requested number of Warrant Shares, Cambridge Equities and its affiliates or group members would beneficially own in excess of 19.9% of the number of shares of common stock outstanding immediately upon giving effect to such issuance. Dr. Soon-Shiong has beneficial ownership over the shares of common stock and warrants held by Cambridge Equities. The principal business address of the reporting person is 9922 Jefferson Boulevard, Culver City, CA 90232.
(8)	The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on February 16, 2016. According to the Schedule 13G/A, the reporting person beneficially owns 2,095,334 shares of common stock. The shares of common stock represent shares that may be deemed beneficially owned by Cormorant Global Healthcare Master Fund, LP (the “Fund”). Cormorant Global Healthcare GP, LLC serves as the general partner of the Fund, and Cormorant Asset Management, LLC serves as the investment manager of the Fund. Bihua Chen serves as the managing member of Cormorant Global Healthcare GP, LLC and Cormorant Asset Management, LLC. Each of the Reporting Persons disclaims beneficial ownership of the shares except to the extent of its or his pecuniary interest therein. The address of the principal business office of the reporting person is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(9)	The indicated ownership is based solely on a Schedule 13G filed with the SEC by the reporting person on February 17, 2016. According to the Schedule 13G, the reporting person beneficially owns 5,618,326 shares of common stock. The address of the principal business office of the reporting person is 3530 John Hopkins Ct., San Diego, CA 92121.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The following is a description of transactions or series of transactions since January 1, 2015, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

Option Grants by Subsidiaries

In May 2015, our subsidiary TNK Therapeutics, Inc., or TNK, granted options to purchase 1,000,000, 300,000 and 200,000 shares of common stock to Dr. Henry Ji, George Ng and Jeffrey Su, respectively, at an initial exercise price of $0.01 per share. In addition, in May 2015, TNK granted options to purchase an aggregate of approximately 700,000 shares of common stock to non-employee members of our board of directors, at an initial exercise price of $0.01 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. In May 2015, TNK granted a warrant to Dr. Ji to purchase 9,500,000 shares of TNK class B common stock, which such shares of class B common stock have 10 to 1 voting rights. Warrants to purchase an aggregate of 4,000,000 shares of class B common stock are exercisable evenly over 40 months and the remaining shares are exercisable if certain defined events occur within four years from the date of issuance at an initial exercise price of $0.01 per share.

In May 2015, our subsidiary, LA Cell, Inc., or LA Cell, granted options to purchase 1,000,000, 300,000 and 100,000 shares of common stock to Dr. Henry Ji, George Ng and Jeffrey Su, respectively, at an initial exercise price of $0.01 per share. In addition, in May 2015, LA Cell granted options to purchase an aggregate of approximately 700,000 shares of common stock to non-employee members of our board of directors, at an initial exercise price of $0.01 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. In May 2015, LA Cell granted a warrant to Dr. Ji to purchase 9,500,000 shares of LA Cell class B common stock, which shares of class B common stock have 10 to 1 voting rights. Warrants to purchase an aggregate of 4,000,000 shares of class B common stock are exercisable evenly over 40 months and the remaining shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.

In October 2015, our subsidiary, Concortis Biosystems, Corp., or CBC, granted options to purchase 1,000,000 and 100,000 shares of common stock to Dr. Henry Ji and George Ng, respectively, at an initial exercise price of $0.25 per share. In addition, in October 2015, CBC granted options to purchase an aggregate of approximately 600,000 shares of common stock to non-employee members of our board of directors, at an initial exercise price of $0.25 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. In May 2015, CBC granted a warrant to Dr. Ji to purchase 9,500,000 shares of CBC class B common stock, which such shares of class B common stock have 10 to 1 voting rights. Warrants to purchase an aggregate of 4,000,000 shares of class B common stock are exercisable evenly over 40 months and the remaining shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.25 per share.

In October 2015, our subsidiary, Scintilla Pharmaceuticals, Inc., or Scintilla, granted options to purchase 1,000,000 and 150,000 shares of common stock to Dr. Henry Ji and George Ng, respectively, at an initial exercise price of $0.01 per share. In addition, in October 2015, Scintilla granted options to purchase an aggregate of approximately 600,000 shares of common stock to non-employee members of our board of directors, at an initial exercise price of $0.01 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. In October 2015, Scintilla granted a warrant to Dr. Ji to purchase 9,500,000 shares of Scintilla class B common stock, which such shares of class B common stock have 10 to 1 voting rights. Warrants to purchase an aggregate of 4,000,000 shares of class B common stock are exercisable evenly over 40 months and the remaining shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.

In October 2015, our subsidiary, Sorrento Biologics, Inc., or Biologics, granted options to purchase 1,000,000, 100,000 and 400,000 shares of common stock to Dr. Henry Ji, George Ng and Jeffrey Su, respectively, at an initial exercise price of $0.01 per share. In addition, in October 2015, Biologics granted options to purchase an aggregate of approximately 1,000,000 shares of common stock to non-employee members of our board of directors, at an initial exercise price of $0.01 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. In October 2015, Biologics granted a warrant to Dr. Ji to purchase 9,500,000 shares of Biologics class B common stock, which such shares of class B common stock have 10 to 1 voting rights. Warrants to purchase an aggregate of 4,000,000 shares of class B common stock are exercisable evenly over 40 months and the remaining shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.

Securities Purchase Agreement

In December 2014, we entered into a securities purchase agreement, or the Purchase Agreement, with Cambridge Equities LP, an entity affiliated with Dr. Patrick Soon-Shiong, a greater than 5% beneficial owner of our outstanding common stock, or the Investor, pursuant to which we agreed to issue and sell to the Investor an aggregate of approximately 7.2 million shares of our common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the Purchase Agreement, the Investor received a warrant to purchase approximately 1.7 million shares of our common stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share.

Joint Venture and License Agreements

In December 2014, we entered into a joint development and license agreement with NantKwest, Inc. (NantKwest) (formerly Conkwest, Inc.) and of which Dr. Patrick Soon-Shiong is a majority owner. In addition, we purchased approximately 5.6 million shares of NantKwest common stock for $10.0 million. On July 27, 2015, NantKwest completed its initial public offering.

On October 13, 2015, we provided Cambridge Equities, LP (Cambridge) with a call option on up to 2.0 million shares of NantKwest common stock held by us. The option agreement gives Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time in the first quarter of 2016. The call option expired on its terms.

In April 2015, we established a new joint venture with NantCell, Inc., or NantCell, a subsidiary of NantWorks, Inc., a private company owned by Dr. Patrick Soon-Shiong, called Immunotherapy NANTibody, LLC, or NANTibody, as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interests of NANTibody and agreed to contribute $60.0 million to NANTibody and we own 40% of the equity interests of NANTibody and agreed to contribute $40.0 million to NANTibody. NANTibody will focus on accelerating the development of multiple immuno-oncology monoclonal antibodies (mAbs) for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies, as well as antibody drug conjugates (ADCs) and bispecific antibodies.

In April 2015, we entered into a license agreement with NantCell. Under the terms of the agreement we granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, anti-body drug conjugates (ADC) and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent to us on any net sales of products (as defined in the license agreement) from the assets licensed by us to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to us and issued 10.0 million shares of NantCell common stock to us, which such shares were valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. Our ownership interest in NantCell does not provide us with control or the ability to exercise significant influence.

In July 2015, we established a new joint venture with NantBioScience, Inc., or NantBioScience, a subsidiary of NantWorks, called NantCancerStemCell, LLC, or NantStem, as a stand-alone biotechnology company with $100.0 million initial joint funding. As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and we were obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem. 50% of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. We contributed our portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol, Inc., or IgDraSol. Pursuant to a side letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve us of the obligation to contribute the second $20.0 million payment, and our ownership interest in NantStem was reduced to 20%. NantBioScience’s funding obligations were unchanged. The side letter was negotiated at the same time we issued a call option on our shares of NantKwest that we owned to Cambridge, a related party to us and to NantBioScience. In April 2015, we purchased 1.0 million shares of NantBioScience common stock for $10.0 million.

IgDraSol, Inc.	Sale

In July 2015, we consummated the sale to NantPharma, a subsidiary of NantWorks, of our equity interests in IgDraSol, our wholly-owned subsidiary and the holder of the rights to Cynviloq, a polymeric micelle based Cremophor free paclitaxel injectable finished formulation. Pursuant to the agreement, NantPharma paid us an upfront payment of $90.05 million, of which $60.0 million was paid to NANTibody and NantStem by NantPharma on our behalf to fund our joint ventures. In addition, we will be entitled to receive up to $620 million in regulatory milestone payments and up to $600 million in sales milestone payments should certain events occur. We will also receive specified additional per unit payments in excess of cost of supply from total unit sales. Upon the closing of the sale of IgDraSol, a specified development milestone in the Agreement and Plan of Merger between us and IgDraSol dated September 9, 2013, was satisfied and we issued 1,306,272 shares to former IgDraSol stockholders.

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

The following table represents aggregate fees billed to us for the years ended December 31, 2015 and 2014 by Mayer Hoffman McCann P.C., or Mayer Hoffman, our principal accountant for such periods. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$453,000	$168,765
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$453,000	$168,765

(1)	Audit fees consist of fees billed for professional services by Mayer Hoffman for audit and quarterly reviews of our financial statements and review of our registration statement on Form S-3, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent auditors, Mayer Hoffman. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent auditors are engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of services by Mayer Hoffman other than audit services is compatible with maintaining the principal accountant’s independence.

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

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2013).

4.3	Amended and Restated Rights Agreement, dated as of December 21, 2015 by and between Sorrento Therapeutics, Inc. and Philadelphia Stock Transfer, Inc.., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015).

4.4	Common Stock Purchase Warrant issued to Cambridge Equities, LP. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.1+	Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 25, 2014).

Exhibit No.	Description
10.2+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.3±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.5±	2009 Amended and Restated Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Appendix A to the definitive proxy statement filed by Sorrento Therapeutics, Inc. with the Securities and Exchange Commission on April 16, 2013).

10.6±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.7±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.8±	First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.9±	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2013).

10.10	Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

10.11*	Amended and Restated Loan and Security Agreement dated as of March 31, 2014 among Oxford Finance LLC, Silicon Valley Bank, Sorrento Therapeutics, Inc., IgDraSol, Inc., Sherrington Pharmaceuticals, Inc., Concortis Biosystems, Corp. and Ark Animal Therapeutics, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014).

10.12	Second Amendment to Amended and Restated Loan and Security Agreement between Sorrento Therapeutics, Inc., Oxford Finance LLC and Silicon Valley Bank dated October 30, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2014).

Exhibit No.	Description
10.13±	Employment Agreement, dated December 19, 2013, by and between Sorrento Therapeutics, Inc. and Zhenwei Miao (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2014)

10.14	Securities Purchase Agreement dated December 14, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP. (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.15	First Amendment to Securities Purchase Agreement dated December 22, 2014 by and between Sorrento Therapeutics, Inc. and Cambridge Equities, LP. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.16	Form of Subscription and Investment Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.17	Form of Registration Rights Agreement, dated as of December 18, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014).

10.18	Form of First Amendment to Subscription and Investment Agreement, dated as of December 23, 2014, by and between Conkwest, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.19	Form of Stockholders’ Agreement, dated as of December 23, 2014, by and among Conkwest, Inc., Sorrento Therapeutics, Inc., Cambridge Equities, LP and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2014).

10.20*	Lease dated as of February 3, 2015 by and between HCP University Center West LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.21+	Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.22*	Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

Exhibit No.	Description
10.23*	Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.24*	Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.25	Binding Term Sheet with NanoVelcro Circulating Tumor Cell (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.26+	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope.**

10.27 10.28± 10.29±

Option Agreement dated October 14, 2015 by and between Cambridge Equities, LP and Sorrento Therapeutics, Inc.**

Employment Agreement, dated December 8, 2014, by and between Sorrento Therapeutics, Inc. and George Ng.

Employment Agreement, dated October 16, 2015, by and between Sorrento Therapeutics, Inc. and Jeffrey Su.

21.1	List of Subsidiaries**

23.1	Consent of Mayer Hoffman McCann P.C.**

24	Power of Attorney (included on signature page hereto)**

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Kevin M. Herde, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin M. Herde, Principal Financial and Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit No.	Description
101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
Director, Chief Executive Officer & President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ HENRY JI	Director, Chief Executive Officer	April 29, 2016
Henry Ji, Ph.D.	& President (Principal Executive Officer)

/s/ KEVIN M. HERDE	Executive Vice President, Chief Financal Officer	April 29, 2016
Kevin M. Herde	(Principal Financial and Accounting Officer)

*	Director	April 29, 2016

William S. Marth, Ph.D.

*	Director	April 29, 2016

Douglas Ebersole

*	Director	April 29, 2016

Kim D. Janda, Ph.D.

*	Director	April 29, 2016

David Deming

*	Director	April 29, 2016

Jaisim Shah

By: /s/ Henry Ji

Henry Ji, Ph.D.

Attorney-in-Fact