Form 10-Q
period 2016-06-30
Sorrento Therapeutics, Inc.
filed 2016-08-08
CIK 850261

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 2, 2016 was 57,570,468.

Sorrento Therapeutics, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,179	$39,038
Marketable securities	34,946	97,366
Grants and accounts receivables, net	867	903
Income tax receivable	1,715	1,715
Notes receivable	10,000	—
Prepaid expenses and other, net	556	1,996
Total current assets	146,263	141,018
Property and equipment, net	9,203	7,246
Intangibles, net	3,690	3,912
Goodwill	20,626	20,626
Investments in common stock	112,008	112,008
Equity method investments	59,090	58,119
Other, net	524	590
Total assets	$351,404	$343,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,423	$1,339
Accrued payroll and related	1,491	2,361
Current portion of deferred compensation	944	891
Accrued expenses	37,102	3,927
Acquisition consideration payable	12,000	12,000
Derivative liability	—	5,520
Current portion of debt	5,067	4,835
Total current liabilities	61,027	30,873
Long-term debt	1,801	4,394
Deferred compensation	12	12
Deferred tax liabilities	35,047	49,341
Deferred revenue	110,875	110,900
Deferred rent and other	7,414	7,061
Total liabilities	216,176	202,581
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 65,448,566 and 37,771,459 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	7	4
Additional paid-in capital	336,952	184,898
Accumulated other comprehensive income	25,454	73,579
Stock subscription receivable	(43,502)	—
Accumulated deficit	(176,668)	(113,329)
Total Sorrento Therapeutics, Inc. stockholders' equity	142,243	145,152
Noncontrolling interests	(7,015)	(4,214)
Total equity	135,228	140,938
Total liabilities and equity	$351,404	$343,519

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Grant	$328	$459	$757	$697
Sales and services	574	714	1,133	1,453
Total revenues	902	1,173	1,890	2,150
Operating costs and expenses:
Costs of revenues	295	314	654	823
Research and development	10,631	7,971	18,408	15,811
Acquired in-process research and development	32,000	—	45,000	—
General and administrative	4,220	3,072	8,715	5,291
Intangible amortization	111	349	222	935
Total costs and operating expenses	47,257	11,706	72,999	22,860
Loss from operations	(46,355)	(10,533)	(71,109)	(20,710)
Gain on expiration of derivative liability	—	—	5,520	—
Income (loss) on equity investments	470	—	(29)	—
Interest expense	(273)	(442)	(580)	(881)
Interest income	45	—	58	—
Income (loss) before income tax	(46,113)	(10,975)	(66,140)	(21,591)
Income tax benefit	—	(17)	—	(195)
Net loss	(46,113)	(10,958)	(66,140)	(21,396)
Net loss attributable to noncontrolling interests	(1,164)	—	(2,801)	—
Net loss attributable to Sorrento	$(44,949)	$(10,958)	$(63,339)	$(21,396)

Net loss per share - basic and diluted per share attributable to Sorrento	$(0.97)	$(0.30)	$(1.50)	$(0.59)

Weighted-average shares used during period - basic and diluted per share attributable to Sorrento	46,498	36,315	42,228	36,261

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss attributable to Sorrento	$(44,949)	$(10,958)	$(63,339)	$(21,396)
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(11,236)	—	(48,125)	—
Total other comprehensive income	(11,236)	—	(48,125)	—
Comprehensive income (loss) attributable to Sorrento	(56,185)	(10,958)	(111,464)	(21,396)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss)	$(56,185)	$(10,958)	$(111,464)	$(21,396)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(66,140)	$(21,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101	1,427
Non-cash interest expense	123	202
Stock-based compensation	2,391	2,830
Acquired in-process research and development	30,000	—
Provision for doubtful accounts	29	4
Gain on expiration of derivative liability	(5,520)	—
Loss on equity investments	29	—
Deferred tax provision	—	(199)
Changes in operating assets and liabilities:
Grants and other receivables	7	(170)
Prepaid expenses and other	478	(242)
Accounts payable	3,084	321
Deferred revenue	(25)	—
Accrued expenses and other liabilities	2,081	9,671
Net cash used for operating activities	(32,362)	(7,552)
Investing activities
Purchases of property and equipment	(2,230)	(500)
Investments in common stock	—	(11,500)
Net cash used in investing activities	(2,230)	(12,000)
Financing activities
Net principal payments under loan and security agreement	(2,431)	(758)
Net payments of deferred compensation	—	(1,000)
Proceeds from issuance of common stock, net of issuance costs	95,751	—
Proceeds from exercise of stock options	413	1,107
Net cash provided by (used in) financing activities	93,733	(651)
Net change in cash and cash equivalents	59,141	(20,203)
Cash and cash equivalents at beginning of period	39,038	71,902
Cash and cash equivalents at end of period	$98,179	$51,699
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1	$—
Interest paid	$580	$—
Supplemental disclosures of non-cash investing and financing activities:
Change in unrealized gains or (losses) on marketable securities	$(62,420)	$—
Stock subscription receivable and note receivable issued	$53,502	$—
Property and equipment costs incurred but not paid	$578	$497

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Through June 30, 2016, the Company had devoted substantially all of its efforts to research and product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.

The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (GAAP). The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and those of a variable interest entity where the Company is the primary beneficiary. For consolidated entities where the Company owns or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.  Sorrento Therapeutics, Inc. Hong Kong Limited had no operating activity through June 2016.  All intercompany balances and transactions have been eliminated in consolidation.

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

On April 3, 2016, the Company entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, the Company agreed to issue and sell to Ally Bridge and other purchasers that may be designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of common stock of the Company (“Common Stock”) and warrants to purchase shares of Common Stock. Upon the closing of the ABG Private Placement, the Company will issue to each ABG Purchaser (1) such number of shares (the “ABG Shares”) of Common Stock as is equal to the amount of such ABG Purchaser’s investment divided by $5.55, and (2) a warrant to purchase such number of shares of Common Stock as is equal to 30% of the ABG Shares sold and issued to such ABG Purchaser (each, an “ABG Warrant”); provided that, following the consummation of the ABG Private Placement, Ally Bridge and its affiliates will not beneficially own more than 9.99% of the outstanding shares of Common Stock. Each ABG Warrant will have an exercise price of $8.50 per share, will be immediately exercisable upon issuance, will have a term of three years and will be exercisable on a cash or cashless exercise basis.

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

On April 3, 2016, the Company also entered into a Securities Purchase Agreement (collectively, the “Additional Purchase Agreements”) with each of Beijing Shijilongxin Investment Co., Ltd. ( “Beijing Shijilongxin”), FREJOY Investment Management Co., Ltd. (“Frejoy”) and Yuhan Corporation (“Yuhan”), pursuant to which, among other things, the Company agreed to issue and sell, in separate private placement transactions: (1) to Beijing Shijilongxin, 8,108,108 shares of Common Stock, and a warrant to purchase 1,176,471 shares of Common Stock, for an aggregate purchase price of $45.0 million; (2) to Frejoy, 8,108,108 shares of Common Stock, and a warrant to purchase 1,176,471 shares of Common Stock, for an aggregate purchase price of $45.0 million; and (3) to Yuhan, 1,801,802 shares of Common Stock, and a warrant to purchase 235,294 shares of Common Stock, for an aggregate purchase price of $10.0 million. The warrants to be issued pursuant to each of the Additional Purchase Agreements (collectively, the “Additional Warrants” and, together with each ABG Warrant, the “Warrants”) will have an exercise price of $8.50 per share, will be immediately exercisable upon issuance, will have a term of three years and will be exercisable on a cash or cashless exercise basis.

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

On May 2, 2016 the Company announced that it closed its previously announced private placement financing of common stock and warrants with Yuhan Corporation for gross proceeds of $10.0 million.  Yuhan purchased 1,801,802 shares of common stock at $5.55 per share and a warrant to purchase 235,294 shares of common stock.  The warrant is exercisable for three years at an exercise price of $8.50 per share.

On June 8, 2016 the Company announced that is closed on the remainder of the $150.0 million financing. Ally Bridge Group ("ABG"), a global healthcare-focused investment group based in Hong Kong, led the financing and, together with Beijing Shijilongxin Investment Co., Ltd. ("Beijing Shijilongxin"), and FREJOY Investment Management Co., Ltd. ("Frejoy") collectively purchased 25,225,221 shares of common stock at $5.55 per share, and warrants to purchase 5,055,642 shares of common stock for total consideration of $140.0 million.

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements.

On July 11, 2016 the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using Sorrento's fully human immuno-oncology anti-PD-1 monoclonal antibody (mAb) STI-A1110. Pursuant to the financial terms of that agreement the Company received a non-refundable up-front payment of $27.4 million in July of 2016.

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013 (the “2013 Shelf Registration Statement”). The 2013 Shelf Registration Statement provides the Company the ability to offer up to $100.0 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering the Company has the ability to offer up to $36.6 million of additional securities under the 2013 Shelf Registration Statement. In November 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement provides the Company with the ability to offer up to $250.0 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”).  During the six months ended June 30, 2016 the Company sold approximately $3.6 million under the ATM Facility.  After the first quarter 2016 sales activities the Company has the ability to offer up to $46.4 million of additional securities under the ATM Facility.  The Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

Subsequent to June 30, 2016, the Company completed a letter agreement with the Chan Soon-Shiong Family Foundation (“Foundation”) and Cambridge Equities, LP (“Cambridge”) (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, among other things, (a) the Company agreed to sell to Foundation, and Foundation agreed to purchase from the Company, an aggregate of 5,618,326 shares of common stock of NantKwest, Inc. held by the Company, (b) Foundation agreed to sell to the Company, and the Company agreed to purchase all reported shares held by Foundation and Cambridge, an aggregate of 7,878,098 shares of common stock of the Company (“Common Stock”) held by Foundation and Cambridge, (c) Cambridge agreed to forfeit its right to purchase 500,000 shares of Common Stock issuable pursuant a warrant to purchase 1,724,138 shares of Common Stock held by Cambridge, and (d) the Company agreed to pay to Foundation an aggregate of approximately $15.6 million. The transactions contemplated under the Letter Agreement closed on July 7, 2016. Effective with the close of the transaction in July 2016, the Company will retire the 7,878,098 shares and has the ability to sell these shares for additional funds.

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

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the three and six months ended June 30, 2016, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable

Grants receivable at June 30, 2016 and December 31, 2015 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH, collectively, the NIH Grants. The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at June 30, 2016 and December 31, 2015 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $29,000 and $4,000, respectively.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2015, noting no impairment.  There have not been any triggering events through June 30, 2016.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2016.

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

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-

quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that we may be aware of related to the investment. The Company does not report the fair value of its equity investments in non-publicly traded companies because it is not practical to do so.

Research and Development Costs and Collaborations

All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, stock-based compensation expense, salaries and related benefits.

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone license payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of June 30, 2016 and December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASC 606). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated results of operations, financial position or cash flows.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This update clarifies how an entity identifies performance obligations related to customer contracts as well as help to improve the operability and understanding of the licensing implementation guidance. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated results of operations, financial position or cash flows.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers

(Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated results of operations, financial position or cash flows.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated results of operations, financial position or cash flows.

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

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at June 30, 2016

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$34,946	$34,946	$—	$—
Total assets	$34,946	$34,946	$—	$—

	Fair Value Measurements at December 31, 2015

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$97,366	$97,366	$—	$—
Total assets	$97,366	$97,366	$—	$—

Liabilities:
Derivative liability	$5,520	$—	$—	$5,520
Total liabilities	$5,520	$—	$—	$5,520

The following table includes a summary of the derivative liability measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 (in thousands):

Derivative Liability

Beginning balance at December 31, 2015	$5,520
Gain on expiration of derivative liability	(5,520)
Ending balance at June 30, 2016	$—

4. Marketable Securities

Marketable securities consisted of the following as of June 30, 2016 (in thousands):

	June 30, 2016

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
NantKwest common shares	$10,000	$87,366	$(62,420)	$34,946

On July 27, 2015, NantKwest, Inc., or NantKwest, completed its initial public offering (“IPO”).  Prior to the IPO the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of investments in common stock on the Company’s consolidated balance sheets.  The common shares were subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933. As these were short term restrictions, the Company did not apply a marketability discount.  For the three and six months ended June 30, 2016, the Company recorded an unrealized loss of $11.2 million and $48.1 million, respectively, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax of $0 as of June 30, 2016, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss).  The tax effect of $14.3 million on the unrealized gain on marketable securities as of December 31, 2015 was reversed during the three months ended March 31, 2016 due to the decrease in the value of the marketable securities as of March 31, 2016.  The Company’s investment in NantKwest, Inc. will be revalued on each balance sheet date.  The fair value of the Company’s holdings in NantKwest at June 30, 2016 is a Level 1 measurement. Subsequent to June 30, 2016, the Company closed a transaction with the Chan Soon-Shiong Family Foundation and Cambridge Equities, LP to sell all of its investment in NantKwest, Inc.

5. Notes Receivable

In June 2016, the Company closed its previously announced securities purchase agreements with certain investors. In addition to the cash received the Company received consideration in the form of secured promissory notes for 9,640,060 shares totaling $53.5 million (the Secured Notes).  The Secured Notes accrue interest at 5% per annum, and all principal and interest is due and payable in December, 2016.  The Secured Notes are collateralized by the assets of the investors.

In July 2016, the Company received a partial payment with accrued interest from one investor totaling $10.0 million and the Company expects to receive the remaining $43.5 million prior to December 31, 2016. The $43.5 million in notes are reflected as a stock subscription receivable in the Company’s consolidated balance sheets.

6. Investments

As of June 30, 2016 and December 31, 2015, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, Inc., NantBioScience, Inc., Brink Biologics, Inc., Coneksis, Inc., and Globavir Biosciences, Inc. The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three and six months ended June 30, 2016 and 2015.

CARgenix

In August 2015,  the Company and TNK Therapeutics, Inc. (“TNK”), its subsidiary entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”). In accordance with the March 2016, Amendment No. 1, in the event a Qualified Financing does not occur by September 15, 2016 or TNK does not complete an initial public offering of shares of its capital stock by October 15, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Members shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances. The Membership Interest Purchase Agreement further provides that 20% of the shares of TNK or the Company’s, as applicable, issuable to the Members shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.  The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the consolidated statement of operations during the three months ended September 30, 2015.  The corresponding acquisition liability will remain until settlement.

BDL

In August 2015, the Company and TNK entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a Qualified Financing.  In accordance with the March 2016, Amendment No. 1, in the event a Qualified Financing does not occur by September 15, 2016 or TNK does not complete an initial public offering of shares of its capital stock by September 30, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of Company common stock, subject to adjustment in certain circumstances. The Stock Purchase Agreement further provides that 20% of the shares of TNK or the Company’s, as applicable, issuable to the Stockholders shall be held in escrow to secure certain post-closing adjustment and indemnification rights of TNK for a period of 12 months following the closing of the transaction.  The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the consolidated statement of operations during the three months ended September 30, 2015.  The corresponding acquisition liability will remain until settlement.

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

The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on the consolidated balance sheets and its share of NANTibody’s income or loss is recorded in income (loss) on equity investments on the consolidated statement of operations.  The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of June 30, 2016, the carrying value of the Company’s investment in NANTibody was approximately $39.9 million.

NANTibody recorded a total net income of $806,000 for the three months ended March 31, 2016 and a net loss of $964,000 for the three months ended December 31, 2015.  The Company recorded a total net income of $322,000 for the three months ended June 30, 2016 and a loss of $63,000 for the six months ended June 30, 2016 from NANTibody in income (loss) on equity investments on the consolidated statement of operations. As of March 31, 2016, NANTibody had $100.4 million in current assets and $628,000 in current liabilities.

NantStem

In July 2015, the Company and NantBioScience, Inc., or NantBioScience, a wholly-owned subsidiary of NantWorks, established a new joint venture called NantCancerStemCell, LLC, or NantStem, as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, LP, a related party to the Company and to NantBioScience.  The call option was a derivative as defined in ASC 815 and was recognized at fair value every reporting period the call option agreement was in effect, with changes in fair value recognized in current operations.  The call option expired unexercised on March 31, 2016 and the Company recorded a gain of $5.5 million upon the cancellation of the derivative liability.

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on the consolidated balance sheets and its share of NantStem’s income or loss is recorded in income (loss) on equity investments on the consolidated statement of operations.  The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of June 30, 2016, the carrying value of the Company’s investment in NantStem was approximately $18.2 million.

NantStem recorded a total net income of $739,000 for the three months ended March 31, 2016 and a loss of $566,000 for the three months ended December 31, 2015.  For the three and six months ended June 30, 2016, the Company recorded $148,000 and $34,000, respectively, in income from NantStem in income (loss) on equity investments on the consolidated statement of operations.  As of March 31, 2016, NantStem had $80.3 million in current assets and $142,000 in current liabilities.

Shanghai Three

The Company is accounting for its interest in Shanghai Three-Alliance Biotech Co. LTD (“Shanghai Three”), a China based company, as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the consolidated statement of operations.  The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of June 30, 2016, the carrying value of the Company’s investment in Shanghai Three was approximately $1.0 million.

Shanghai Three incurred no operating expenses for the three months ended March 31, 2016.  As of March 31, 2016, Shanghai Three had $540,000 in current assets and $3.0 million in current liabilities.

3SBio

In June 2016, the Company and TNK entered into a joint venture agreement with Shenyang Sunshine Pharmaceutical Company Ltd (“3SBio”), a China based company, to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s chimeric antigen receptor T cell (“CAR-T”) technology targeting carcinoembryonic antigen (“CEA”) positive cancers.  In June 2016, 3SBio purchased $10.0 million of Company common stock and warrants as part of the Company’s private placement offering.

Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of June 30, 2016, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of June 30, 2016.

Yuhan

In March 2016, the Company and Yuhan Corporation, or Yuhan, a South Korea company, entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Company common stock and warrants as part of the Company’s private placement offering.

Under the terms of the joint venture agreement, Yuhan will contribute an initial investment of $10.0 million to ImmuneOncia, and the Company will grant ImmuneOncia an exclusive license for one of its immune checkpoint antibodies for specified countries while retaining the rights for US, European, and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. Yuhan will own 51% of ImmuneOncia, while the Company will own 49%. Yuhan’s Chief Scientific Officer Dr. Su Youn Nam will be appointed CEO of ImmuneOncia.   As of June 30, 2016, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of June 30, 2016.

8. Goodwill and Intangible Assets

As of both June 30, 2016 and December 31, 2015, the Company had goodwill of $20.6 million, respectively.  The Company performed a qualitative test for goodwill impairment as of December 31, 2015. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three or six months ended June 30, 2016 and 2015.

The Company’s intangible assets, excluding goodwill, include patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets is as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$668	$652
Acquired technology	3,410	446	2,964
Patent rights	90	16	74
Total intangible assets	$4,820	$1,130	$3,690

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$536	$784
Acquired technology	3,410	358	3,052
Patent rights	90	14	76
Total intangible assets	$4,820	$908	$3,912

As of June 30, 2016, the remaining weighted average life for identifiable intangible assets is 15 years.

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of transfer of the rights to the Company in April 2013. Amortization expense for both the three months ended June 30, 2016 and 2015 was $1,250, respectively.  Amortization expense for both the six months ended June 30, 2016 and 2015 was $2,500, respectively, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for both the three months ended June 30, 2016 and 2015 was $44,000, respectively.  Amortization expense for both the six months ended June 30, 2016 and 2015 was $88,000, respectively, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for both the three months ended June 30, 2016 and 2015 was $66,000, respectively.  Amortization expense for both the six months ended June 30, 2016 and 2015 was $132,000, respectively, which has been included in intangibles amortization.

Estimated future amortization expense related to intangible assets at June 30, 2016 is as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining 6 months)	$223
2017	445
2018	436
2019	181
2020	181
Thereafter	2,224
Total	$3,690

9. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement, or the TSRI License, with The Scripps Research Institute, or TSRI. Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. The warrant was exercised in February 2015.  For the three months ended June 30, 2016 and 2015, the Company recorded $2,000 and $21,000 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  For the six months ended June 30, 2016 and 2015, the Company recorded $22,000 and $46,000 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  All such costs have been included in general and administrative expenses.

License Agreement with Mabtech Limited

In August 2015, the Company entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, the Company will develop and market these four monoclonal antibodies (mAbs) for the North American, European and Japanese market. The Company made an initial license payment of $10.0 million and in February 2016, paid an additional $10.0 million license payment, both of which were recognized as acquired in-process research and development expense in the consolidated statements of operations as the Company determined there was no alternative future use for the license.  In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment by July 31, 2016, which has been accrued and recognized as acquired in-process research and development expense as of June 30, 3016, in exchange for the purchase by Mabtech Limited and one or more of its affiliates in June 2016, of $20.0 million of Company common stock and warrants.  The amended agreement includes additional milestone payments totaling $150.0 million payable over the next three years.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, anti-body drug conjugates (ADC) and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on recent NantCell equity activity with a third party.  As of June 30, 2016, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence, therefore the $100.0 million investment will be carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

NIH Grants

In June 2014, the NIAID awarded the Company a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1.0 million per year for up to 2 years. During the three months ended June 30, 2016 and 2015, the Company recorded $218,000 and $331,000 of revenue, respectively, associated with the Staph Grant III award.  During the six months ended June 30, 2016 and 2015, the Company recorded $457,000 and $417,000 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years. During the three months ended June 30, 2016 and 2015, the Company recorded $98,000 and $38,000 of revenue, respectively, associated with the Phase I STTR grant award.  During the six months ended June 30, 2016 and 2015, the Company recorded $224,000 and $93,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000. During the three months ended June 30, 2016 and 2015, the Company recorded $0 and $56,000 of revenue, respectively, associated with the Phase I Myc grant award.  During the six months ended June 30, 2016 and 2015, the Company recorded $0 and $130,000 of revenue, respectively, associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH awarded the Company a Phase I Small Business Technology Transfer (SBIR) grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended June 30, 2016 and 2015, the Company recorded $0 and $21,000 of revenue, respectively, associated with the Phase I WISP1 grant award. During the six months ended June 30, 2016 and 2015, the Company recorded $52,000 and $31,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

10. Loan and Security Agreement

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$6,974
Fair value of all warrants	(536)
Accretion of debt discount	430
Balance at June 30, 2016	$6,868

Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Year Ending December 31,
2016	$2,748
2017	4,579
Total future minimum payments	7,327
Unamortized interest	(353)
Debt discount	(106)
Total minimum payment	6,868
Current portion	(5,067)
Long-term debt	$1,801

11. Stockholders’ Equity

Common Stock

The Company has a Sales Agreement with MLV & Co. LLC, ("MLV") to permit the sale by MLV, acting as its sales agent, of up to $50.0 million in additional shares of the Company's common stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays MLV a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Company's common stock under the Sales Agreement. There were net proceeds on sales of approximately $3.5 million at a weighted average price of $6.37 under the Sales Agreement during the three months ended March 31, 2016.  There was no sales activity under the Sales Agreement during the three months ended June 30, 2016 or during the six months ended June 30, 2015.

During the three months ended June 30, 2016 the Company closed its private placement offering of common stock and warrants with Yuhan Corporation, Ally Bridge Group ("ABG"), together with Beijing Shijilongxin Investment Co., Ltd. ("Beijing Shijilongxin"), and FREJOY Investment Management Co., Ltd. ("Frejoy").  The Company collectively sold 27,027,027 shares of common stock at $5.55 per share, and warrants to purchase 5,290,936 shares of common stock for total consideration of $150.0 million.  The Company incurred $4.2 million in offering commissions and expenses which have been netted against the gross proceeds.  The warrants are exercisable for three years at an exercise price of $8.50 per share.  The Company received consideration in the form of secured promissory notes for 9,640,060 shares totaling $53.5 million.  In July 2016, the Company received a partial payment with accrued interest from one investor totaling $10.0 million and as of June 30, 2016, has recorded this as notes receivable on the consolidated balance sheets.  The remaining $43.5 million in notes are reflected as a stock subscription receivable in the Company’s consolidated balance sheets.

12. Stock Incentive Plans

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and were exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of June 30, 2016, all options had been cancelled and no options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2016, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan, or the Stock Plan, to increase the number of common shares authorized to be issued pursuant to the Stock Plan to 6,260,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee.

The following table summarizes stock option activity as of June 30, 2016 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,957,616	$8.95	$4,506
Options Granted	462,950	$5.86
Options Canceled	(443,481)	$8.73
Options Exercised	(89,976)	$4.76
Outstanding at June 30, 2016	2,887,109	$8.62	$934

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six Months Ended June 30,
	2016	2015
Weighted-average grant date fair value	$5.86	$11.56
Dividend yield	—	—
Volatility	75%	75%
Risk-free interest rate	1.45%	1.65%
Expected life of options	6.1 years	6.1 years

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

The total employee and director stock-based compensation recorded as operating expenses was $1,082,000 and $801,000 for the three months ended June 31, 2016 and 2015, and $2,120,000 and $1,783,000 for the six months ended June 30, 2016 and 2015, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2016 was $6,206,000 and the weighted average period over which these grants are expected to vest is 2.8 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $44,000 and $571,000 for the three months ended June 30, 2016 and 2015, and $96,000 and $992,000 for the six months ended June 30, 2016 and 2015, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at June 30, 2016:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,724,138
Common stock warrants outstanding under the private placement security agreements	5,290,936
Authorized for future grant or issuance under the amended and restated 2009 Stock Incentive Plan	2,919,703
Issuable under BDL and CARgenix acquisition agreements	619,834
Issuable under assignment agreement based upon achievement of certain milestones	80,000
10,883,103

Subsidiary Equity Grants

In May 2015, the Company’s subsidiary TNK Therapeutics, Inc., or TNK, adopted the TNK 2015 Stock Option Plan and reserved 10.0 million shares of TNK class A common stock.   During the three and six months ended June 30, 2016, TNK awarded zero and 402,000 options, respectively, with a weighted average grant date fair value of $0.84 per share to certain Company personnel, directors and consultants under such plan.  During the three months ended June 30, 2016, TNK cancelled 100,000 options.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2016, approximately 2.9 million options were outstanding.

In May 2015, TNK granted a warrant to the Company’s CEO to purchase 9.5 million shares of TNK class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of June 30, 2016, 9.5 million warrants were outstanding.

In May 2015, the Company’s subsidiary LA Cell, Inc., or LA Cell, adopted the LA Cell 2015 Stock Option Plan and reserved 10.0 million shares of LA Cell class A common stock.  During the three and six months ended June 30, 2016, LA Cell awarded zero and 401,500 options, respectively, with a weighted average grant date fair value of $0.20 per share to certain Company personnel, directors and consultants under such plan.  During the three months ended June 30, 2016, LA Cell cancelled 201,500 options.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2016, approximately 1.9 million options were outstanding.

In May 2015, LA Cell granted a warrant to the Company’s CEO to purchase 9.5 million shares of LA Cell class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of June 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Concortis Biosystems, Corp., or CBC, adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock.  During the three and six months ended June 30, 2016, CBC awarded zero and 9,750 options, respectively, with a weighted average grant date fair value of $0.17 per share to certain Company personnel under such plan.  During the three and six months ended June 30, 2016, zero and 420,000 options were cancelled by CBC, respectively.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2016, approximately 1.8 million options were outstanding.

In October 2015, CBC granted a warrant to the Company’s CEO to purchase 9.5 million shares of CBC class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.25 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of June 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Scintilla Pharmaceuticals, Inc., or Scintilla, adopted the Scintilla 2015 Stock Option Plan and reserved 10.0 million shares of Scintilla class A common stock.  During the three and six months ended June 30, 2016, Scintilla awarded zero and 2,000 options, respectively, with a weighted average grant date fair value of $0.01 per share to certain Company personnel under such plan.  During the three and six months ended June 30, 2016, zero and 200,000 options were cancelled by Scintilla, respectively.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2016, approximately 1.0 million options were outstanding.

In October 2015, Scintilla granted a warrant to the Company’s CEO to purchase 9.5 million shares of Scintilla class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.   As of June 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Sorrento Biologics, Inc., or Biologics, adopted the Biologics 2015 Stock Option Plan and reserved 10.0 million shares of Biologics class A common stock.  No options were awarded or cancelled during the three and six months ended June 30, 2016 under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2016, approximately 1.4 million options were outstanding.

In October 2015, Biologics granted a warrant to the Company’s CEO to purchase 9.5 million shares of Biologics class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.   As of June 30, 2016, 9.5 million warrants were outstanding.

The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $41,000 and $0 for the three months ended June 30, 2016 and 2015 and was $83,000 and $0 for the six months ended June 30, 2016 and 2015, respectively.  Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of June 30, 2016 was $451,000, and the weighted-average period over which these grants are expected to vest is approximately 3.2 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $44,000 and $0 for the three months ended June 30, 2016 and 2015 and was $92,000 and $0 for the six months ended June 30, 2016 and 2015, respectively.

The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the six months ended June 30, 2016 were as follows: expected dividend yield – 0%, risk-free interest rate – 1.39% to 1.74%, expected volatility – 75% to 77%, and expected term of 4.0 to 6.1 years.

In May 2014, the Company’s subsidiary Ark Animal Health, Inc., or Ark, adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and will have a contractual term of ten years. As of June 30, 2016, 351,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for the three months ended June 30, 2016 and 2015 was $0 and $22,000 and was $0 and $55,000 for the six months ended June 30, 2016 and 2015, respectively.  No unrecognized stock-based compensation expense related to unvested stock option grants existed as of June 30, 2016.

13. Investment in Variable Interest Entity

The Company’s consolidated financial statements include the financial results of LA Cell, Inc. (LA Cell), a consolidated subsidiary of the Company and a variable interest entity in which the Company is the primary beneficiary.

In September 2015, LA Cell exclusively licensed certain technology from City of Hope.  The technology includes cell-penetrating antibody therapies that enables modified monoclonal antibodies (mAbs) to penetrate into cells and target disease-causing molecules.  Utilizing mAbs derived from the Company's antibody portfolio, LA Cell is focused on developing therapies against important oncology targets, including but not limited to c-MYC, mutated KRAS, STAT3, and FoxP3.  Pursuant to the license agreement, LA Cell made a $2.0 million upfront payment to City of Hope and has paid additional license payments of $5.0 million to City of Hope as of June 30, 2016.  The license agreement also provides for development and sales milestone payments and royalties based on net sales, as defined in the license agreement.

Upon the formation of LA Cell, the Company held all of the outstanding stock of LA Cell. As of June 30, 2016, the Company held an aggregate of approximately a 48% ownership of outstanding shares but which include a majority of the voting rights.

For the three and six months ended June 30, 2016, LA Cell recognized $3.0 million and $5.0 million, respectively, in acquired in-process research and development expense in the Company’s consolidated statements of operations and incurred minimal general and administrative expenses.

14. Derivative Liability

On October 13, 2015, the Company wrote a call option to Cambridge Equities, LP (Cambridge), a related party, on up to 2.0 million shares of NantKwest, Inc., (NantKwest) common stock held by the Company (the Option Agreement).  As of June 30, 2016, the Company holds approximately 5.6 million shares of common stock of NantKwest, par value $.0001 per share, which is classified as available-for-sale and reported in its consolidated financial statements as marketable securities.  The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time during the first quarter of 2016.  There is no contractual option premium associated with this Option Agreement.  The Option Agreement is a derivative as defined in ASC 815 and is recognized at fair value every reporting period the Option Agreement is in effect, with changes in fair value recognized in current operations.  The call option expired unexercised on March 31, 2016 and for the three and six months ended June 30, 2016 the Company recorded a gain of $0 and $5.5 million, respectively, upon the cancelation of the derivative liability.  As of June 30, 2016 no derivative liability was recorded on the Company’s consolidated balance sheets.

15. Income Taxes

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

As of the June 30, 2016, the Company had approximately $1.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of June 30, 2015, there were no unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three and six months ended June 30, 2016 and 2015, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 30, 2016.

16. Commitments and Contingencies

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. The Company is not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to its financial condition or results of operations.  On April 25, 2016, Wildcat Liquid Alpha, LLC (“WLA”) filed a complaint in the Court of Chancery of the State of Delaware seeking an order compelling the Company to provide WLA with certain documents, books and records for inspection and copying pursuant to an April 11, 2016 demand made by

WLA.  The Company believes that WLA’s April 11, 2016 demand for documents and the corresponding litigation are deficient and without merit, and will vigorously defend itself against both. The Company is unable to determine whether any loss will occur with respect to this matter or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this action or receive any relief if it does prevail.

On May 13, 2016, WLA filed a derivative action in the Court of Chancery of the State of Delaware against each of the members of the Board and against the Company as nominal defendant alleging, among other things: (1) breach of fiduciary duty with respect to the Company’s prior announcement of four transactions through which investors agreed to purchase up to $150 million of shares of our common stock and warrants; (2) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Board; (3) waste of corporate assets; (4) unjust enrichment; and (5) mismanagement, including questioning the Company’s decisions to make passive investments in other corporations (the “Derivative Action”). The Company believes that the Derivative Action is without merit, and will vigorously defend itself against the action. The Company is unable to determine whether any loss will occur with respect to the Derivative Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

Operating Leases

The Company currently leases in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 10,875 square feet of laboratory and office space at a second location and approximately 6,350 square feet of laboratory and office space at a third location.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space and its second laboratory and office space, expire in December 2025, April 2017 and June 2018, respectively.

For all leased properties the Company has provided a total security deposit of $346,000 to secure its obligations under the various leases, which has been included in prepaid and other assets.

17. Related Party Agreements

During the three and six months June 30, 2016 and 2015, the Company purchased products totaling $0 and $117,000 and $350,000 and $415,000, respectively, from Levena Biopharma Co., LTD (Levena), a Chinese Corporation.  The Company’s former Senior Vice President and Head of Antibody Drug Conjugates was one of the owners of Levena.  Levena ceased to be a related party during the first quarter of 2016.

In December 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Cambridge Equities, LP (Cambridge), an affiliated entity of Dr. Patrick Soon-Shiong (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor an aggregate of approximately 7.2 million shares of the Company’s common stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the Purchase Agreement, the Investor received a warrant to purchase approximately 1.7 million shares of the Company’s Common Stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share.

In December 2014, the Company entered into a joint development and license agreement with Conkwest Inc., which has changed its name to NantKwest, and of which Dr. Patrick Soon-Shiong is a majority owner.  In addition, the Company purchased approximately 5.6 million shares of NantKwest common stock for $10.0 million.  Subsequent to June 30, 2016, the Company closed a transaction with the Chan Soon-Shiong Family Foundation and Cambridge Equities, LP to sell all of its investment in NantKwest, Inc. held by the Company.  See Note 19.

As described more fully in Notes 7 and 9, during 2015, the Company entered into a joint venture called Immunotherapy NANTibody, LLC, with NantCell, a wholly-owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  In July 2015, the Company contributed its portion of the initial joint funding of $40.0 million to the Immunotherapy NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10.0 million upfront license payment and $100.0 million of vested NantCell common stock.  As of June 30, 2016, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.

As described more fully in Notes 7 and 14, the Company entered into a joint venture called NantCancerStemCell, LLC, or NantStem, with NantBioScience, a wholly-owned subsidiary of NantWorks.  In connection with negotiated changes to the structure of NantStem the Company issued a call option on shares of NantKwest that it owned to Cambridge, a related party to the Company and to NantBioScience.  The call option to Cambridge was on up to 2.0 million shares of NantKwest common stock held by the Company (the Option Agreement).   The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 from time to time in the first quarter of 2016.  There was no option premium associated with this Option Agreement.  The Option Agreement was a derivative as defined in ASC 815 and was marked to fair value every reporting period the Option Agreement was in effect, with changes in fair value recognized in earnings.  The call option expired unexercised on March 31, 2016 and for the three and six months ended June 30, 2016 the Company recorded a gain of $0 and $5.5 million, respectively, upon the cancelation of the derivative liability.  As of June 30, 2016 no derivative liability was recorded on the Company’s consolidated balance sheets.  In April 2015, the Company purchased 1.0 million shares of NantBioScience common stock for $10.0 million.

In May 2015, the Company entered into a stock sale and purchase agreement with NantPharma, a private company owned by NantWorks pursuant to which the Company sold its equity interests in IgDraSol, its wholly-owned subsidiary and holder of the rights to Cynviloq for an upfront payment of $90.05 million and potential regulatory and sales milestones of up to $1.2 billion.

As described more fully in Note 9, in June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment by July 31, 2016, which has been accrued and recognized as acquired in-process research and development expense as of June 30, 2016, in exchange for the purchase by Mabtech Limited and one or more of its affiliates in June 2016, of $20.0 million of Company common stock and warrants.

As described more fully in Note 7, in March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Company common stock and warrants.

As described more fully in Note 7, in June 2016, the Company and TNK entered into a joint venture agreement with 3SBio to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s chimeric antigen receptor T cell (“CAR-T”) technology targeting carcinoembryonic antigen (“CEA”) positive cancers.  In June 2016, 3SBio purchased $10.0 million of Company common stock and warrants.

18. Subsequent Events

Subsequent to June 30, 2016, the Company completed a letter agreement with the Chan Soon-Shiong Family Foundation (“Foundation”) and Cambridge Equities, LP (“Cambridge”) (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, among other things, (a) the Company agreed to sell to Foundation, and Foundation agreed to purchase from the Company, an aggregate of 5,618,326 shares of common stock of NantKwest, Inc. held by the Company, (b) Foundation agreed to sell to the Company, and the Company agreed to purchase all reported shares held by Foundation and Cambridge, an aggregate of 7,878,098 shares of common stock of the Company (“Common Stock”) held by Foundation and Cambridge, (c) Cambridge agreed to forfeit its right to purchase 500,000 shares of Common Stock issuable pursuant a warrant to purchase 1,724,138 shares of Common Stock held by Cambridge, and (d) the Company agreed to pay to Foundation an aggregate of approximately $15.64 million. The transactions contemplated under the Letter Agreement closed on July 7, 2016. Effective with the close of the transaction in July 2016, the Company will retire the 7,878,098 shares and has the ability to sell these shares for additional funds.

On July 11, 2016 the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using Sorrento's fully human immuno-oncology anti-PD-1 monoclonal antibody (mAb) STI-A1110.  Pursuant to the financial terms of that agreement the Company received a non-refundable up-front payment of $27.4 million in July of 2016.

On August 2, 2016, the Company, its subsidiary Scintilla Pharmaceuticals, Inc., (“Scintilla”), and Scilex Pharmaceuticals, Inc. (“Scilex”) entered into a binding term sheet (the “Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Scilex (the “Acquisition”). Subject to certain conditions, and in exchange for all of the issued and outstanding equity of Scilex, Scintilla will: (1) at the closing of the Acquisition (the “Closing”), pay to the equityholders of Scilex an aggregate of $100.00 (the “Cash Consideration”), and (2) following the earlier to occur of (a) the closing of the next third party equity financing of Scintilla or the initial public offering of shares of common stock of Scintilla (“Scintilla Common Stock”) in the United States (a “Financing”), or (b) the two-year anniversary of the Closing, issue to the equityholders of Scilex an aggregate of $70,000,000 of shares of Scintilla Common Stock, subject to adjustment in certain circumstances, based upon the valuation of Scintilla immediately after such Financing or otherwise as of the two-year anniversary of the Closing (the “Stock Consideration”); however, 20% of the Stock Consideration will be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Scilex and its equityholders in connection with the

Acquisition. The Cash Consideration and the Stock Consideration will be paid to the Scilex equityholders on a pro rata basis based on each such equityholder’s equity interest in Scilex as of the Closing.

The final terms of the Acquisition are subject to the negotiation and finalization of the definitive agreements relating to the Acquisition and the material terms of the Acquisition may differ from those set forth in the Binding Term Sheet. In addition, the Closing will be subject to various customary and other closing conditions.

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

Through June 30, 2016, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2016. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

On April 3, 2016, we entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, we agreed to issue and sell to Ally Bridge and other purchasers that may be designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of our common stock (“Common Stock”) and warrants to purchase shares of Common Stock. Upon the closing of the ABG Private Placement, we will issue to each ABG Purchaser (1) such number of shares (the “ABG Shares”) of Common Stock as is equal to the amount of such ABG Purchaser’s investment divided by $5.55, and (2) a warrant to purchase such number of shares of Common Stock as is equal to 30% of the ABG Shares sold and issued to such ABG Purchaser (each, an “ABG Warrant”); provided that, following the consummation of the ABG Private Placement, Ally Bridge and its affiliates will not beneficially own more than 9.99% of the outstanding shares of Common Stock. Each ABG Warrant will have an exercise price of $8.50 per share, will be immediately exercisable upon issuance, will have a term of three years and will be exercisable on a cash or cashless exercise basis.

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

On April 3, 2016, we also entered into a Securities Purchase Agreement (collectively, the “Additional Purchase Agreements”) with each of Beijing Shijilongxin Investment Co., Ltd. ( “Beijing Shijilongxin”), FREJOY Investment Management Co., Ltd. (“Frejoy”) and Yuhan Corporation (“Yuhan”), pursuant to which, among other things, we agreed to issue and sell, in separate private placement transactions: (1) to Beijing Shijilongxin, 8,108,108 shares of Common Stock, and a warrant to purchase 1,176,471 shares of Common Stock, for an aggregate purchase price of $45.0 million; (2) to Frejoy, 8,108,108 shares of Common Stock, and a warrant to purchase 1,176,471 shares of Common Stock, for an aggregate purchase price of $45.0 million; and (3) to Yuhan, 1,801,802 shares of Common Stock, and a warrant to purchase 235,294 shares of Common Stock, for an aggregate purchase price of $10.0 million. The warrants to be issued pursuant to each of the Additional Purchase Agreements (collectively, the “Additional Warrants” and, together with each ABG Warrant, the “Warrants”) will have an exercise price of $8.50 per share, will be immediately exercisable upon issuance, will have a term of three years and will be exercisable on a cash or cashless exercise basis.

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

On May 2, 2016 we closed our previously announced private placement of common stock and warrants with Yuhan Corporation for gross proceeds of $10.0 million.  Yuhan purchased 1,801,802 shares of common stock at $5.55 per share and a warrant to purchase 235,294 shares of common stock.  The warrant is exercisable for three years at an exercise price of $8.50 per share.

On June 8, 2016 we closed on the remainder of the $150.0 million financing. Ally Bridge Group ("ABG"), a global healthcare-focused investment group based in Hong Kong, led the financing and, together with Beijing Shijilongxin Investment Co., Ltd. ("Beijing Shijilongxin"), and FREJOY Investment Management Co., Ltd. ("Frejoy") collectively purchased 25,225,221 shares of common stock at $5.55 per share, and warrants to purchase 5,055,642 shares of common stock for total consideration of $140.0 million.

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

Subsequent to June 30, 2016, we completed a letter agreement with the Chan Soon-Shiong Family Foundation (“Foundation”) and Cambridge Equities, LP (“Cambridge”) (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, among other things, (a) we agreed to sell to Foundation, and Foundation agreed to purchase from us, an aggregate of 5,618,326 shares of common stock of NantKwest, Inc. held by us, (b) Foundation agreed to sell to us, and we agreed to purchase all reported shares held by Foundation and Cambridge, an aggregate of 7,878,098 shares of our common stock (“Common Stock”) held by Foundation and Cambridge, (c) Cambridge agreed to forfeit its right to purchase 500,000 shares of Common Stock issuable pursuant a warrant to purchase 1,724,138 shares of Common Stock held by Cambridge, and (d) we agreed to pay to Foundation an aggregate of approximately $15.6 million. The transactions contemplated under the Letter Agreement closed on July 7, 2016. Effective with the close of the transaction in July 2016, we will retire the 7,878,098 shares and we have the ability to sell these shares for additional funds.

On July 11, 2016 we announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using our fully human immuno-oncology anti-PD-1 monoclonal antibody (mAb) STI-A1110. Pursuant to the financial terms of that agreement we received a non-refundable up-front payment of $27.4 million in July of 2016.

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

During the quarter ended June 30, 2016, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2015 contained in our 2015 Form 10-K, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our consolidated statements of operations.

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues. Revenues were $902,000 for the three months ended June 30, 2016, as compared to $1,173,000 for the three months ended June 30, 2015. The net decrease of $271,000 is primarily due to a decrease in activities under our active grants for the three months ended June 30,2016 compared to the corresponding period of 2015 and by lower sales and service revenues generated from the sale of customized reagents and providing contract development services.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended June 30, 2016 and 2015, we recorded $218,000 and $331,000 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years.  During the three months ended June 30, 2016 and 2015, we recorded $98,000 and $38,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended June 30, 2016 and 2015, we recorded $0 and $56,000 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended June 30, 2016 and 2015, we recorded $0 and $21,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the three months ended June 30, 2016 and 2015, were $13,000 and $13,000, respectively.  We had no other revenue during the three months ended June 30, 2016 and 2015 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended June 30, 2016 and 2015 were $295,000 and $314,000, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 and 2015 were $10,631,000 and $7,971,000, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $2,660,000 is primarily attributable to salaries and personnel related expenses and lab supplies and other preclinical related expenses. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended June 30, 2016 and 2015 were $32.0 million and $0, respectively. Acquired in-process research and development expenses for the three months ended June 30, 2016 include costs associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2016 and 2015 were $4,220,000 and $3,072,000, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $1,148,000 is primarily attributable to higher legal costs, higher salaries and related compensation expenses, consulting expenses and rent and facility expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the three months ended June 30, 2016 and 2015 was $111,000 and $349,000, respectively. The decrease in the three months ended June 30, 2016 as compared to the same period in 2015 is due to license rights being amortized on a straight line basis through the date those assets were sold in 2015.

Income (loss) on equity investments.  Income on equity investments for the three months ended June 30, 2016 and 2015 was $470,000 and $0, respectively.  The increase in the three months ended June 30, 2016 as compared to the same period in 2015 is due to the recognition of our portion of the income from operations from our joint venture entities which did not exist during the same period in 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 and 2015 was $273,000 and $442,000, respectively. The decrease in interest expense resulted primarily from lower average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended June 30, 2016 and 2015 was $45,000 and $0, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax provision for the three months ended June 30, 2016 and 2015 was $0 and a tax benefit of $17,000, respectively. The decrease in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities and return to provision adjustments recorded for the three months ended June 30, 2015.

Net Loss. Net loss for the three months ended June 30, 2016 and 2015 was $46.1 million and $11.0 million, respectively.  The increase in net loss resulted primarily from increased acquired in-process research and development expense, general and administrative expenses and research and development activities partially offset by the decrease in loss on equity investments.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenues. Revenues were $1,890,000 for the six months ended June 30, 2016, as compared to $2,150,000 for the six months ended June 30, 2015. The net decrease of $260,000 is primarily due to a decrease in sales and service revenues generated from the sale of customized reagents and providing contract development services partially offset by an increase in activities under our active grants for the six months ended June 30, 2016 compared to the corresponding period of 2015.

In June 2014, the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1.0 million per year for up to 2 years. During the six months ended June 30, 2016 and 2015, we recorded $457,000 and $417,000 of revenue, respectively, associated with the Staph Grant III award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years.  During the six months ended June 30, 2016 and 2015, we recorded $224,000 and $93,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (NCI), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (PPI) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the six months ended June 30, 2016 and 2015, we recorded $0 and $130,000 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (SBIR) grant from the National Heart, Lung, and Blood Institute (NHBLI), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1(WISP1) for the treatment of Idiopathic Pulmonary Fibrosis (IPF). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the six months ended June 30, 2016 and 2015, we recorded $52,000 and $31,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the six months ended June 30, 2016 and 2015, were $25,000 and $25,000, respectively.  We had no other revenue during the six months ended June 30, 2016 and 2015 as we have not yet developed any product candidates for commercialization or earned any licensing or royalty payments.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the six months ended June 30, 2016 and 2015 were $654,000 and $823,000, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 and 2015 were $18,408,000 and $15,811,000, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $2,597,000 is primarily attributable to increased salaries and personnel related expenses and lab supplies and other preclinical related expenses. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2016 and 2015 were $45.0 million and $0, respectively. Acquired in-process research and development expenses for the six months ended June 30, 2016 include costs associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $8,715,000 and $5,291,000, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $3,424,000 is primarily attributable to higher legal costs, higher salaries and related compensation expenses, consulting expenses and rent and facility expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the six months ended June 30, 2016 and 2015 was $222,000 and $935,000, respectively. The decrease in the six months ended June 30, 2016 as compared to the same period in 2015 is due to license rights being amortized on a straight line basis through the date those assets were sold in 2015.

Gain on expiration of derivative liability.  Gain on expiration of the derivative liability for the six months ended June 30, 2016 and 2015 was $5,520,000 and $0, respectively.  The increase in the six months ended June 30, 2016 as compared to the same period in 2015 is due to the expiration of the unexercised derivative liability on March 31, 2016.

Income (loss) on equity investments.  Loss on equity investments for the six months ended June 30, 2016 and 2015 was $29,000 and $0, respectively.  The increase in the six months ended June 30, 2016 as compared to the same period in 2015 is due to the recognition of our portion of the loss from operations from our joint venture entities which did not exist during the same period in 2015.

Interest Expense. Interest expense for the six months ended June 30, 2016 and 2015 was $580,000 and $881,000, respectively. The decrease in interest expense resulted primarily from lower average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the six months ended June 30, 2016 and 2015 was $58,000 and $0, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax provision for the six months ended June 30, 2016 and 2015 was $0 and a tax benefit of $195,000, respectively. The decrease in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities and return to provision adjustments recorded for the six months ended June 30, 2015.

Net Loss. Net loss for the six months ended June 30, 2016 and 2015 was $66.1 million and $21.4 million, respectively.  The increase in net loss resulted primarily from increased acquired in-process research and development expense, increased loss on equity investments and general and administrative expenses partially offset by decreased research and development activities, interest expense and the gain on the expiration of derivative liability.

Liquidity and Capital Resources

As of June 30, 2016, we had $98.2 million in cash and cash equivalents attributable primarily to the net proceeds of $92.3 million from the sale of common stock and warrants under the private placements in 2016 and from $3.5 million in net proceeds from the sale of common stock through our ATM facility.  Our working capital as of June 30, 2016 was $85.2 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $32.4 million for 2016 and is primarily attributable to our net loss of $66.1 million, partially offset by approximately $28.2 million in non-cash activities relating to stock-based compensation, an increase in acquired in-process research and development and gain on expiration of derivative liability and other non-cash activities. Net cash used for operating activities was $7.6 million for 2015 and primarily reflects a net loss of $21.4 million, which was partially offset by approximately $4.3 million in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we expand and support our clinical and preclinical development and research activities and fund our JV’s and collaborations.

Cash Flows from Investing Activities. Net cash used by investing activities was $2.2 million for 2016 as compared to $12.0 million for 2015. The net cash used in 2016 related primarily to the equipment acquired for research and development activities. The net cash used in 2015 related primarily to investments in common stock.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities was $93.7 million for 2016 which was primarily from the sale of common stock and warrants under the private placements in the second quarter of 2016, from the sale of common stock under our ATM facility and from the proceeds from option exercises, partially offset by the payment of principal payments under our amended and restated loan and security agreement as compared to cash used by financing activities of $651,000 in 2015 which related primarily to payment of deferred compensation partially offset by the proceeds from option exercises.

Future Liquidity Needs. We have principally financed our operations through underwritten public offerings, private equity financings and sales of common stock under our ATM facility, as we have not generated any product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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

We plan to continue to fund our operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. We filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC in July 2013 (the “2013 Shelf Registration Statement”). The 2013 Shelf Registration Statement provides us the ability to offer up to $100 million of securities, including equity and other securities as described in the registration statement. After the May 2014 underwritten offering, we have the ability to offer up to $36.6 million of additional securities under the 2013 Shelf Registration Statement. In November 2014, we filed an additional universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement

provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”).  During the six months ended June 30, 2016 we sold approximately $3.6 million under the ATM Facility.  After the first and second quarter 2016 sales activities we have the ability to offer up to $46.4 million of additional securities under the ATM Facility.  Pursuant to these Shelf Registration Statements, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2016, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 25, 2016, Wildcat Liquid Alpha, LLC (“WLA”) filed a complaint in the Court of Chancery of the State of Delaware seeking an order compelling the Company to provide WLA with certain documents, books and records for inspection and copying pursuant to an April 11, 2016 demand made by WLA.  The Company believes that WLA’s April 11, 2016 demand for documents and the corresponding litigation are deficient and without merit, and will vigorously defend itself against both. The Company is unable to determine whether any loss will occur with respect to this matter or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this action or receive any relief if it does prevail.

On May 13, 2016, WLA filed a derivative action in the Court of Chancery of the State of Delaware against each of the members of the Board and against the Company as nominal defendant alleging, among other things: (1) breach of fiduciary duty with respect to the Company’s prior announcement of four transactions through which investors agreed to purchase up to $150 million of shares of our common stock and warrants; (2) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Board; (3) waste of corporate assets; (4) unjust enrichment; and (5) mismanagement, including questioning the Company’s decisions to make passive investments in other corporations (the “Derivative Action”). The Company believes that the Derivative Action is without merit, and will vigorously defend itself against the action. The Company is unable to determine whether any loss will occur with respect to the Derivative Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

Sorrento Therapeutics, Inc.

Date: August 8, 2016	By:	/s/ Henry Ji, PH.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Kevin M. Herde
Kevin M. Herde
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1

Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.2

Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. and Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.3

Common Stock Purchase Warrant issued to Yuhan Corporation on April 29, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.1

Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.2

Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.3

Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.4

Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.5

Voting Agreement, dated as of April 29, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.6	Letter Agreement, dated June 30, 2016, among Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc.

10.7*	License and Collaboration Agreement, dated July 6, 2016, among Les Laboratoires Servier, SAS, Institut de Recherches Internationales Servier and Sorrento Therapeutics, Inc.

*The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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