Form 10-Q
period 2016-09-30
Sorrento Therapeutics, Inc.
filed 2016-11-09
CIK 850261

\

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9380 Judicial Drive

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 7, 2016 was 57,939,967.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$66,480	$39,038
Marketable securities	1,241	97,366
Grants and accounts receivables, net	526	903
Income tax receivable	1,927	1,715
Notes receivable	600	—
Prepaid expenses and other, net	1,062	1,996
Total current assets	71,836	141,018
Property and equipment, net	10,083	7,246
Intangibles, net	3,579	3,912
Goodwill	20,626	20,626
Investments in common stock	112,008	112,008
Equity method investments	59,413	58,119
Other, net	1,513	590
Total assets	$279,058	$343,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,377	$1,339
Accrued payroll and related	2,834	2,361
Current portion of deferred compensation	984	891
Accrued expenses	4,474	3,877
Current portion of deferred revenue	9,186	50
Acquisition consideration payable	12,000	12,000
Derivative liability	—	5,520
Current portion of debt	5,188	4,835
Total current liabilities	36,043	30,873
Long-term debt	458	4,394
Deferred compensation	—	12
Deferred tax liabilities	35,047	49,341
Deferred revenue	127,612	110,900
Deferred rent and other	7,404	7,061
Total liabilities	206,564	202,581
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 57,580,051 and 37,771,459 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	26	4
Additional paid-in capital	336,594	184,898
Accumulated other comprehensive income	328	73,579
Treasury stock	(51,491)	—
Stock subscription receivable	(43,502)	—
Accumulated deficit	(162,299)	(113,329)
Total Sorrento Therapeutics, Inc. stockholders' equity	79,656	145,152
Noncontrolling interests	(7,162)	(4,214)
Total equity	72,494	140,938
Total liabilities and stockholders' equity	$279,058	$343,519

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Grant	$167	$367	$899	$1,064
Royalty and license	1,535	—	1,560	—
Sales and services	541	736	1,674	2,189
Total revenues	2,243	1,103	4,133	3,253
Operating costs and expenses:
Costs of revenues	418	604	1,072	1,427
Research and development	10,212	7,244	28,620	23,055
Acquired in-process research and development	—	24,068	45,000	24,068
General and administrative	5,267	4,711	13,982	10,002
Intangible amortization	112	111	334	1,046
Total operating costs and expenses	16,009	36,738	89,008	59,598
Loss from operations	(13,766)	(35,635)	(84,875)	(56,345)
Gain on sale of IgDraSol, net	—	69,274	—	69,274
Gain on sale of marketable securities	27,193	—	27,193	—
Gain on trading securities	491	—	491	—
Gain on expiration of derivative liability	—	—	5,520	—
Income on equity investments	323	—	294	—
Interest expense	(236)	(396)	(816)	(1,277)
Interest income	26	1	84	1
Income (loss) before income tax	14,031	33,244	(52,109)	11,653
Income tax expense		35,323		35,128
Income tax benefit	(195)	—	(195)	—
Net income (loss)	14,226	(2,079)	(51,914)	(23,475)
Net loss attributable to noncontrolling interests	(147)	(1,140)	(2,948)	(1,140)
Net income (loss) attributable to Sorrento	$14,373	$(939)	$(48,966)	$(22,335)

Net income (loss) per share - basic per share attributable to Sorrento	$0.22	$(0.03)	$(1.03)	$(0.61)
Net income (loss) per share - diluted per share attributable to Sorrento	$0.22	$(0.03)	$(1.03)	$(0.61)
Weighted-average shares used during period - basic per share attributable to Sorrento	66,193	37,328	47,581	36,618
Weighted-average shares used during period - diluted per share attributable to Sorrento	66,527	37,328	47,581	36,618

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Sorrento	$14,373	$(939)	$(48,966)	$(22,335)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	2,067	54,386	(60,353)	54,386
Tax impact related to unrealized (loss) gain on marketable securities	—	—	14,295	—
Reclassification adjustment of unrealized gain included in net income (loss)	(27,193)	—	(27,193)	—
Total other comprehensive income	(25,126)	54,386	(73,251)	54,386
Comprehensive income (loss)	$(10,753)	$53,447	$(122,217)	$32,051

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(51,914)	$(23,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,223	1,837
Non-cash interest expense	181	298
Gain on sale of IgDraSol	—	(69,274)
Gain on sale of marketable securities	(27,193)	—
Gain on trading securities	(491)	—
Stock-based compensation	3,442	5,483
Acquired in-process research and development	—	13,855
Provision for doubtful accounts	29	4
Gain on expiration of derivative liability	(5,520)	—
Income on equity investments	(294)	—
Deferred tax provision	—	32,798
Changes in operating assets and liabilities:
Grants and other receivables	136	106
Prepaid expenses and other	(1,028)	293
Accounts payable	38	(352)
Deferred revenue	25,848	9,888
Accrued expenses and other liabilities	1,414	2,632
Net cash used for operating activities	(54,129)	(25,907)
Investing activities
Purchases of property and equipment	(3,688)	(1,950)
Proceeds from sale of IgDraSol	—	27,759
Note receivable	(600)	—
Investments in common stock	(750)	(11,500)
Net cash (used in) provided by investing activities	(5,038)	14,309
Financing activities
Net principal payments under loan and security agreement	(3,683)	(1,915)
Net payments of deferred compensation	—	(1,000)
Proceeds from issuance of common stock, net of issuance costs	105,477	—
Purchase of treasury stock	(15,639)	—
Proceeds from exercise of stock options	454	1,678
Net cash provided by (used in) financing activities	86,609	(1,237)
Net change in cash and cash equivalents	27,442	(12,835)
Cash and cash equivalents at beginning of period	39,038	71,902
Cash and cash equivalents at end of period	$66,480	$59,067
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$1	$3
Interest paid	$778	$720
Supplemental disclosures of non-cash investing and financing activities:
Increase in cost method investment in deferred revenue	$—	$(100,000)
Contributions to equity method investment made on Company's behalf	$—	$(60,000)
Issuance of common stock for note receivable	$43,502	$—
Purchase of treasury stock and warrant with marketable securities	$37,193	$—
Property and equipment costs incurred but not paid	$—	$315

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

1. Nature of Operations and Business Activities

Nature of Operations and Basis of Presentation

Sorrento Therapeutics, Inc. (NASDAQ: SRNE), together with its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs worldwide. The Company’s primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but is also developing therapeutic products for other indications, including immunology and infectious diseases. The Company currently has multiple clinical development programs underway: (i) Chimeric Antigen Receptor-T Cell (“CAR-T”) programs for solid tumors, (ii) resiniferatoxin (“RTX”), a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, and (iii) its clinical development programs for its biosimilar/biobetter antibodies.

The Company’s pipeline also includes preclinical fully human therapeutic monoclonal antibodies (“mAbs”), including its biosimilars/biobetters, its fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from its proprietary G-MAB® library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as CAR-T and Chimeric Antigen Receptor Natural Killer cells (“CAR.NK™”) for adoptive cellular immunotherapy. The Company’s objective is to develop its antibody drug products and adoptive cellular immunotherapies as First in Class, and/or Best in Class, which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from its proprietary G-MAB® antibody platform and ADCs.

The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with United States generally accepted accounting principles (“GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and those of a variable interest entity where the Company is the primary beneficiary. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.  Sorrento Therapeutics, Inc. Hong Kong Limited had no operating activity through September 2016.  All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal, recurring and necessary for a fair statement of financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2016 fiscal year, or any subsequent period.

Liquidity

The Company anticipates that it will continue to incur net losses in the foreseeable future as it (i) advances clinical stage product candidates such as biosimilar/biobetter antibodies, CAR-T programs and RTX in the clinic and potentially pursues other development, (ii) continues to identify a number of potential mAb and ADC drug candidates and further advances various preclinical and development activities, (iii) advances its product candidates into the clinic, (iv) invests in additional joint ventures or third party collaborations or acquisition agreements, and (v) expands corporate infrastructure, including the costs associated with being a NASDAQ-listed public company. Based on currently available resources, the Company believes it has the ability to meet all obligations due over the course of the next twelve months.

The Company plans to continue to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements.

Servier Agreement

On July 11, 2016, the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using the Company’s fully human immuno-oncology anti-PD-1 mAb STI-A1110 and will provide support for Sevier’s initial development efforts. Pursuant to the financial terms of the agreement, the Company received a non-refundable up-front payment of $27.4 million in July of 2016, which has been recorded as deferred revenue in the Company’s condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected period of performance of three years.  During the three and nine months ended September 30, 2016, the Company recognized $1.5 million in license fee revenue pursuant to the agreement.

Sale of NantKwest and Share Repurchase

In July 2016, the Company completed the transactions contemplated by a letter agreement (the “Letter Agreement”) with the Chan Soon-Shiong Family Foundation (“Foundation”) and Cambridge Equities, LP (“Cambridge”). Pursuant to the terms of the Letter Agreement, among other things, (i) the Company agreed to sell to Foundation, and Foundation agreed to purchase from the Company, an aggregate of 5,618,326 shares of common stock of NantKwest, Inc. (“NantKwest”) held by the Company, (ii) Foundation agreed to sell to the Company, and the Company agreed to purchase all reported shares held by Foundation and Cambridge, constituting an aggregate of 7,878,098 shares of common stock of the Company (“Common Stock”), (iii) Cambridge agreed to forfeit its right to purchase 500,000 shares of Common Stock issuable pursuant to a warrant to purchase 1,724,138 shares of Common Stock issued by the Company, and (iv) the Company agreed to pay to Foundation an aggregate of approximately $15.6 million. Effective upon closing, the Company repurchased the 7,878,098 shares.  The Company recognized a gain of $27.2 million on the sale of the NantKwest stock in its condensed consolidated statement of operations for the three and nine months ended September 30, 2016 as a result of the transaction.

Proposed Scilex Transaction

On August 2, 2016, the Company, the Company’s subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”), and Scilex Pharmaceuticals Inc. (“Scilex”) entered into a binding term sheet (the “Scilex Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Scilex (the “Proposed Scilex Acquisition”). Subject to certain conditions, and in exchange for all of the issued and outstanding equity of Scilex, the Scilex Binding Term Sheet provided that Scintilla would: (i) at the closing of the Proposed Scilex Acquisition (the “Proposed Scilex Closing”), pay to the equityholders of Scilex an aggregate of $100 (the “Cash Consideration”), and (ii) following the earlier to occur of (a) the closing of the next third party equity financing of Scintilla or the initial public offering of shares of common stock of Scintilla (“Scintilla Common Stock”) in the United States (a “Financing”), or (b) the two-year anniversary of the Proposed Scilex Closing, issue to the equityholders of Scilex an aggregate of $70.0 million of shares of Scintilla Common Stock, subject to adjustment in certain circumstances, based upon the valuation of Scintilla immediately after such Financing or otherwise as of the two-year anniversary of the Proposed Scilex Closing (the “Scilex Stock Consideration”).

In exchange for Scilex’s agreement under the Scilex Binding Term Sheet to negotiate exclusively with the Company and Scintilla with respect to the Proposed Scilex Acquisition, Scintilla paid $0.5 million to Scilex upon execution of the Scilex Binding Term Sheet (the “Standstill Payment”). The Scilex Binding Term Sheet provided that if the Proposed Scilex Closing occurs, the Standstill Payment would be credited against the value of the Scilex Stock Consideration payable by Scintilla to the Scilex equityholders. If the Proposed Scilex Closing does not occur by a specified deadline, unless otherwise agreed to by the Company and Scilex, the Standstill Payment would be deemed to be an investment by the Company in Scilex’s next third party financing. Additionally, pursuant to the terms of the Scilex Binding Term Sheet, the Company agreed that, upon the Proposed Scilex Closing, it would contribute $10.0 million to Scintilla to fund, among other things, Scintilla’s working capital expenses, the development of Scintilla’s lead program RTX for the treatment of intractable cancer pain, as well as the development of ZTlido™ (lidocaine), Scilex’s lead product candidate, and the development of certain of Scintilla’s other technologies and product candidates.

The Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors (the “Board”), through one or more of his affiliated entities, and the Company’s Executive Vice President, Chief Administrative Officer and Chief Legal Officer, are stockholders of Scilex and owned approximately 6.5% and 8.6%, respectively, of Scilex’s total outstanding capital stock as of September 30, 2016.

As of September 30, 2016, the Proposed Scilex Acquisition had not closed. The Scilex Binding Term Sheet was terminated by the parties, effective as of November 8, 2016. Accordingly, Scintilla will not complete the Proposed Scilex Acquisition.

Completed Scilex Transaction

On November 8, 2016, the Company entered into a Stock Purchase Agreement (the “Scilex Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which, on November 8, 2016, the Company acquired from the Scilex Stockholders, and the Scilex Stockholders sold to the Company, approximately 72% of the outstanding capital stock of Scilex (the “Scilex Acquisition”).

The total value of the consideration payable to the Scilex Stockholders in the Scilex Acquisition is equal to approximately $47.6 million, subject to certain post-closing adjustments (the “Adjusted Base Consideration”).

At the closing of the Scilex Acquisition (the “Scilex Closing”), the Company issued to the Scilex Stockholders that were accredited investors (the “Accredited Scilex Stockholders”) an aggregate of 752,481 shares of Common Stock (the “Closing Shares”) based on a $6.33 per share price; provided, however, that twenty percent of the Closing Shares will be held in escrow for a period of six months, and be used, among other things, to satisfy the indemnification obligations of the Scilex Stockholders. In addition to issuing shares of Common Stock at the Scilex Closing, the Company paid cash in the aggregate amount of approximately $4,840 to Scilex Stockholders that were not accredited investors in exchange for such Scilex Stockholders’ shares of the capital stock of Scilex.

Subject to certain customary limitations, the Scilex Stockholders have agreed to indemnify the Company and its officers, directors, employees and other authorized agents against certain losses related to, among other things, breaches of Scilex’s and the Scilex Stockholders’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Scilex Purchase Agreement.

Under the terms of the Scilex Purchase Agreement, the Company agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows: (i) 10% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the U.S. Food and Drug Administration (the “FDA”) that the FDA has accepted Scilex’s resubmitted new drug application for ZTlido for the treatment of postherpetic neuralgia (the “NDA”), and (ii) 80% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the FDA that the FDA has approved the NDA for commercialization. The Common Stock price per share to be used to calculate the number of shares of Common Stock issuable upon the achievement of these milestones will be based on a formula set forth in the Scilex Purchase Agreement, which provides that the Common Stock price per share will not be greater than $25.32 or less than $6.33 (in each case subject to adjustment for stock splits, stock dividends, recapitalizations and the like).

The Company’s President and Chief Executive Officer and a member of the Board, through one or more of his affiliated entities, and the Company’s Executive Vice President, Chief Administrative Officer and Chief Legal Officer, were formerly stockholders of Scilex, held approximately 6.5% and 8.6%, respectively, of Scilex’s total outstanding capital stock and sold all of their shares of the capital stock of Scilex to the Company in the Scilex Acquisition on the same terms as the other Scilex Stockholders.

In connection with the Scilex Acquisition, on November 8, 2016, the Company and the Accredited Scilex Stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the Securities and Exchange Commission (the “SEC”) for the purpose of registering for resale the Closing Shares and any additional shares of Common Stock that may be issued by the Company upon the achievement of milestones in accordance with the Scilex Purchase Agreement (collectively, the “Securities”). Under the Registration Rights Agreement, the Company must file a registration statement with the SEC registering all of the Closing Shares for resale by no later than December 8, 2016, and the Company will also be required to file one or more additional registration statements registering any other Securities for resale within 30 days of the issuance thereof.

Scintilla and Scilex agreed to terminate the Scilex Binding Term Sheet on November 8, 2016. As a result of the termination of the Scilex Binding Term Sheet, notwithstanding the provisions set forth in the Scilex Binding Term Sheet, Scintilla and Scilex agreed that the $0.5 million standstill payment that Scintilla made to Scilex pursuant to the Scilex Binding Term Sheet shall be deemed a loan made by Scintilla to Scilex, evidenced by a promissory note, dated November 8, 2016, by and between Scintilla and Scilex (the “November Scilex Note”). The November Scilex Note accrues interest at an annual rate equal to the lesser of 10.0% and the maximum interest rate permitted under law, will be due and payable in full upon the earlier of December 31, 2016 and the occurrence of an event of default, and may be prepaid in full or in part. The November Scilex Note was assigned in full by Scintilla to the Company on November 8, 2016.  On November 8, 2016, following the Scilex Closing, the November Scilex Note was repaid by Scilex in full.

Proposed Semnur Transaction

On August 15, 2016, the Company, Scintilla and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). Contingent upon the execution of a definitive agreement between the parties (the “Definitive Agreement”) and subject to certain conditions, Scintilla will, at the closing of the Semnur Acquisition (the “Semnur Closing”), make an initial payment of $60.0 million (the “Initial Consideration”) to the equityholders of Semnur in exchange for all of the issued and outstanding equity of Semnur. Under the Semnur Binding Term Sheet, the Initial Consideration will consist of $40.0 million in cash and $20.0 million in shares of Common Stock (the “Semnur Stock Consideration”). The number of shares of Common Stock comprising the Semnur Stock Consideration will be calculated based on the volume weighted average closing price of the Common Stock for the 30 consecutive trading days ending on the date that is three days prior to the execution of the Definitive Agreement. The Semnur Binding Term Sheet also provides that $6.0 million of the Semnur Stock Consideration will be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Semnur and its equityholders in connection with the Semnur Acquisition. At the Semnur Closing, the Company will enter into a registration rights agreement with certain of Semnur’s equityholders, pursuant to which the Company will agree to seek the registration for resale of the shares of its common stock comprising the Semnur Stock Consideration.

In addition to the Initial Consideration, Scintilla may pay additional consideration of up to $140.0 million to Semnur’s equityholders upon Scintilla’s completion of certain clinical studies and trials, receipt of certain regulatory approvals and the achievement of certain sales targets following the Semnur Closing.

Under the Semnur Binding Term Sheet, Semnur has agreed to negotiate exclusively with the Company and Scintilla with respect to the Semnur Acquisition for a period of 60 days (the “Exclusivity Period”). The Exclusivity Period will be automatically extended for an additional 30 days in certain circumstances. If a Definitive Agreement has not been executed by the end of the Exclusivity Period, either party may terminate the Semnur Binding Term Sheet (a “Termination”). If a party elects a Termination without the other party’s written consent, the party electing a Termination may be required to pay an aggregate of $5.0 million in cash to the other party as liquidated damages under certain circumstances.

As of September 30, 2016, the Semnur Acquisition had not closed.  The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.

A member of the Board is Semnur’s Chief Executive Officer and a member of its Board of Directors and currently owns approximately 5.5% of Semnur’s total outstanding capital stock.

Shelf Registration

In November 2014, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement provides the Company with the ability to offer up to $250.0 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement (the “ATM Facility”) with MLV & Co. LLC (“MLV”).  During the nine months ended September 30, 2016 the Company sold approximately $3.6 million in shares of Common Stock under the ATM Facility.  Commencing with the second quarter 2016, the Company has the ability to offer up to $46.4 million of additional shares of Common Stock under the ATM Facility.  The Company cannot be sure that additional funds will be available to the Company through the ATM Facility or any other financing alternative on reasonable terms, or at all. If the Company is unable to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, results of operations, and future prospects.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as operating and financial covenants that may restrict the Company’s ability to operate its business.

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

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Marketable Securities

Marketable securities are designated as available-for-sale securities and are accounted for at fair value. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying condensed consolidated balance sheets.

Securities that are classified as available-for-sale are carried at fair value, with temporary unrealized gains and losses reported as a component of stockholders' equity until their disposition. The cost of securities sold is based on the specific identification method.

The Company holds an investment in MedoveX Corporation (“MedoveX”), which it has classified as a trading security.  Trading securities are stated at market value at the balance sheet date with gains and losses reported in net income.  See Note 4.

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the three and nine months ended September 30, 2016, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable

Grants receivable at September 30, 2016 and December 31, 2015 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at September 30, 2016 and December 31, 2015 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $26,000 and $4,000, respectively.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the Company proceeds to perform the two-step test for goodwill impairment. Otherwise, no additional assessment is deemed necessary.  The first step of the test for goodwill impairment involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2015, noting no impairment.  There have not been any triggering events through September 30, 2016.

The Company evaluates its long-lived assets with definite lives, such as property and equipment, acquired technology, customer relationships, and patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of the life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through September 30, 2016.

Derivative Liabilities

Derivative liabilities are recorded on the condensed consolidated balance sheets at fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense.  The Company estimates the fair value of derivative liabilities using the Black-Scholes option pricing model.

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

The Company’s cost method investments are included in investments in common stock on the condensed consolidated balance sheets.  The Company’s equity method investments are included in equity method investments on the condensed consolidated balance sheets.

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; and any other information that the Company may be aware of related to the investment. The Company does not report the fair value of its equity investments in non-publicly traded companies because it is not practical to do so.

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

Income Taxes

The provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10, Uncertainty in Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has uncertain tax positions.

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of September 30, 2016 and December 31, 2015, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.

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

License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the period of performance.  Royalty revenues will be recognized as earned per the terms of underlying royalty bearing contracts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities, net of taxes. The Company displays comprehensive income (loss) and its components in its condensed consolidated statements of comprehensive income (loss).

Segment Information

The Company is engaged primarily in the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on its platform technologies. Accordingly, the Company has determined that it operates in one operating segment.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Subtopic 842). ASU No. 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial position, results of operation, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective of this ASU is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-9), a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact this standard may have on it consolidated financial statements.

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

The Company’s marketable securities were classified within Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.  The Company’s marketable securities related to warrants are classified within Level 3 of the fair value hierarchy because the value was calculated using the Black-Scholes option-pricing method.  The Company’s derivative liability was classified within Level 3 of the fair value hierarchy because the value was calculated using significant judgment based on the Company’s own assumptions in the valuation of this liability.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at September 30, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Trading securities	$1,241	$925	$—	$316
Total assets	$1,241	$925	$—	$316

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities	$97,366	$97,366	$—	$—
Total assets	$97,366	$97,366	$—	$—

Liabilities:
Derivative liability	$5,520	$—	$—	$5,520
Total liabilities	$5,520	$—	$—	$5,520

The following table includes a summary of the derivative liability measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 (in thousands):

Derivative Liability
Beginning balance at December 31, 2015	$5,520
Gain on expiration of derivative liability	(5,520)
Ending balance at September 30, 2016	$—

4. Marketable Securities

Marketable securities consisted of the following as of September 30, 2016 (in thousands):

	September 30, 2016
	Cost	Gross Realized Gains	Gross Realized Losses	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$491	$—	$1,241

On August 5, 2016, the Company entered a Unit Purchase Agreement (the “Unit Purchase Agreement”) with MedoveX . Pursuant to the terms of the Unit Purchase Agreement, the Company purchased three Units for $750,000.  Each Unit had a purchase price of $250,000 and consisted of (i) 208,333 shares of MedoveX common stock (the “MedoveX Common Stock”), and (ii) a warrant to purchase 104,167 shares of MedoveX Common Stock (the “MedoveX Warrant”).  The MedoveX Warrant has an initial exercise price of $1.52 per share, subject to adjustment, and is initially exercisable six months following the date of issuance for a period of five years from the date of issuance.  In addition, the Company entered a Registration Rights Agreement with MedoveX pursuant to which MedoveX was required to file a registration statement registering for resale all shares of MedoveX Common Stock and shares of MedoveX Common Stock issuable pursuant to the MedoveX Warrant issued as part of the Units.

The Company recorded a gain on trading securities of $491,000, representing the difference between the $750,000 cost basis and the estimated fair value as of September 30, 2016, in the Company’s condensed consolidated statements of operations.  The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at September 30, 2016 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S.

Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.

As more fully described in Note 1, in July 2016, the Company closed on the transactions contemplated by the Letter Agreement with the Chan Soon-Shiong Family Foundation and Cambridge Equities, LP. Pursuant to the terms of the Letter Agreement, among other things, the Company sold its shares of NantKwest common stock. Effective with the close of the transaction, the Company recognized a gain of $27.2 million on the sale of NantKwest stock in its condensed consolidated statement of operations for the three and nine months ended September 30, 2016.

5. Notes Receivable

In June 2016, the Company closed its previously announced securities purchase agreements with certain investors. In addition to the cash received, the Company received consideration in the form of secured promissory notes for 9,640,060 shares totaling $53.5 million (the “Secured Notes”).  The Secured Notes accrue interest at 5% per annum, and all principal and interest is due and payable in December, 2016.  The Secured Notes are collateralized by the assets of the investors.  On July 14, 2016, one of the holders of the Secured Notes repaid $10.0 million of outstanding principal under its Secured Note. The Company expects to receive the remaining $43.5 million by December 31, 2016. The $43.5 million in notes outstanding is reflected as a stock subscription receivable in the Company’s condensed consolidated balance sheets as of September 30, 2016.

On August 2, 2016, Scintilla made a $0.5 million payment to Scilex in conjunction with the execution of the Scilex Binding Term Sheet. Scintilla and Scilex agreed to terminate the Scilex Binding Term Sheet on November 8, 2016. As a result of the termination of the Scilex Binding Term Sheet, notwithstanding the provisions set forth in the Scilex Binding Term Sheet, Scintilla and Scilex agreed that the $0.5 million standstill payment that Scintilla made to Scilex pursuant to the Scilex Binding Term Sheet shall be deemed a loan made by Scintilla to Scilex evidenced by the November Scilex Note. The November Scilex Note accrues interest at an annual rate equal to the lesser of 10.0% and the maximum interest rate permitted under law, will be due and payable in full upon the earlier of December 31, 2016 and the occurrence of an event of default, and may be prepaid in full or in part. The November Scilex Note was assigned in full by Scintilla to the Company on November 8, 2016.  On September 19, 2016, the Company loaned $100,000 to Scilex, which is evidenced by a promissory note (the “September Scilex Note”). The September Scilex Note accrues interest at an annual rate equal to the lesser of 10.0% and the maximum interest rate permitted under law, will be due and payable in full upon the earlier of December 31, 2016 and the occurrence of an event of default, and may be prepaid in full or in part.  On November 8, 2016, following the Scilex Closing, the November Scilex Note and the September Scilex Note were repaid by Scilex in full.

Subsequent to September 30, 2016 on November 1, 2016, the Company loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by Celularity to the Company (the “Celularity Note”) in connection with the entry into a nonbinding term sheet by the Company, TNK Therapeutics, Inc. and Celularity described in more detail in Note 18 below.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). The Celularity Note also provides that, in certain circumstances, the Company shall loan Celularity up to an additional $5.0 million over the next 12 months. In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven.

6. Investments

As of September 30, 2016 and December 31, 2015, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, Inc., NantBioScience, Inc., Brink Biologics, Inc., Coneksis, Inc., and Globavir Biosciences, Inc. The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three and nine months ended September 30, 2016 and 2015.

CARgenix

In August 2015,  the Company and TNK Therapeutics, Inc., its subsidiary (“TNK”) entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock (“TNK Class A Stock”), subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to

TNK of at least $50.0 million (a “Qualified Financing”). In accordance with an amendment to the Membership Interest Purchase Agreement entered into in March 2016, in the event a Qualified Financing does not occur by September 15, 2016 or TNK does not complete an initial public offering of shares of its capital stock by October 15, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Members would receive an aggregate of 309,917 shares of Common Stock, subject to adjustment in certain circumstances. TNK did not complete a Qualified Financing by the amended financing deadline and the Company issued 309,917 shares of Common Stock to the Members on October 7, 2016.  The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the condensed consolidated statement of operations during the three months ended September 30, 2015.

BDL

In August 2015, the Company and TNK entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a Qualified Financing.  In accordance with an amendment to the Stock Purchase Agreement entered into in September 2016, in the event a Qualified Financing does not occur by March 15, 2017 or TNK does not complete an initial public offering of shares of its capital stock by March 15, 2017, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of Common Stock by no later than March 30, 2017, subject to adjustment in certain circumstances. The aggregate purchase price of $6.0 million was recognized as acquired in-process research and development expense in the condensed consolidated statement of operations during the three months ended September 30, 2015.  The corresponding acquisition liability will remain until settlement.

7. Equity Method Investments

NANTibody

In April 2015, the Company and NantCell, Inc. (“NantCell”), a wholly-owned subsidiary of NantWorks, Inc. (“NantWorks”) a private company owned by Dr. Patrick Soon-Shiong, established a new joint venture called Immunotherapy NANTibody, LLC, (“NANTibody”), as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, LLC (“NantPharma”) contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol, Inc. (“IgDraSol”), a former subsidiary of the Company.  NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4 mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.

The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on the condensed consolidated balance sheets and its share of NANTibody’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of September 30, 2016, the carrying value of the Company’s investment in NANTibody was approximately $40.0 million.

NANTibody recorded a total net income of $305,000 for the three months ended June 30, 2016 and net income of $1,111,000 for the six months ended June 30, 2016.  The Company recorded a total net income of $122,000 for the three months ended September 30, 2016 and a loss of $59,000 for the nine months ended September 30, 2016 from NANTibody in income (loss) on equity investments on the condensed consolidated statement of operations. As of June 30, 2016, NANTibody had $100.9 million in current assets and $862,000 in current liabilities.

NantStem

In July 2015, the Company and NantBioScience, Inc. (“NantBioScience”), a wholly-owned subsidiary of NantWorks, established a new joint venture called NantCancerStemCell, LLC, (“NantStem”), as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a side letter dated October 13, 2015 (the “NantStem Side Letter”), the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The NantStem Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge.  The call option was a derivative as defined in ASC 815 and was recognized at fair value every reporting period the call option agreement was in effect, with changes in fair value recognized in current operations.  The call option expired unexercised on March 31, 2016 and the Company recorded a gain of $5.5 million upon the cancellation of the derivative liability.

The Company is accounting for its interest in NantStem as an equity method investment due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on the condensed consolidated balance sheets and its share of NantStem’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of September 30, 2016, the carrying value of the Company’s investment in NantStem was approximately $18.4 million.

NantStem recorded a total net income of $201,000 for the three months ended June 30, 2016 and net income of $1,744,000 for the six months ended June 30, 2016.  For the three and nine months ended Sepember 30, 2016, the Company recorded $201,000 and $236,000, respectively, in income from NantStem in income (loss) on equity investments on the condensed consolidated statement of operations.  As of June 30, 2016, NantStem had $81.3 million in current assets and $141,000 in current liabilities.

Shanghai Three

The Company is accounting for its interest in Shanghai Three-Alliance Biotech Co. LTD (“Shanghai Three”), a China based company, as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of September 30, 2016, the carrying value of the Company’s investment in Shanghai Three was approximately $1.0 million.

Shanghai Three incurred no operating expenses for the three and six months ended June 30, 2016.  As of June 30, 2016, Shanghai Three had $0.5 million in current assets and $3.0 million in current liabilities.

3SBio

In June 2016, the Company and TNK entered into a joint venture agreement with Shenyang Sunshine Pharmaceutical Company Ltd (“3SBio”), a China based company, to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s “CAR-T” technology targeting carcinoembryonic antigen (“CEA”) positive cancers.  In June 2016, 3SBio purchased $10.0 million of Common Stock and warrants as part of the Company’s private placement offering.

Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of September 30, 2016, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of September 30, 2016.

Yuhan

In March 2016, the Company and Yuhan Corporation, a South Korea company (“Yuhan”), entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Common Stock and warrants as part of the Company’s private placement offering.

Under the terms of the joint venture agreement, Yuhan will contribute an initial investment of $10.0 million to ImmuneOncia, and the Company will grant ImmuneOncia an exclusive license for one of its immune checkpoint antibodies for specified countries while retaining the rights for the U.S., European, and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. Yuhan will own 51% of ImmuneOncia, while the Company will own 49%. Yuhan’s Chief Scientific Officer Dr. Su Youn Nam will be appointed CEO of ImmuneOncia.   As of September 30, 2016, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of September 30, 2016.

8. Goodwill and Intangible Assets

As of both September 30, 2016 and December 31, 2015, the Company had goodwill of $20.6 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2015. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three or nine months ended September 30, 2016 and 2015.

The Company’s intangible assets, excluding goodwill, include patent rights, core technologies and customer relationships. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets is as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$733	$587
Acquired technology	3,410	490	2,920
Patent rights	90	18	72
Total intangible assets	$4,820	$1,241	$3,579

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,320	$536	$784
Acquired technology	3,410	358	3,052
Patent rights	90	14	76
Total intangible assets	$4,820	$908	$3,912

As of September 30, 2016, the remaining weighted average life for identifiable intangible assets is 15 years.

Patent rights are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of transfer of the rights to the Company in April 2013. Amortization expense for both the three months ended September 30, 2016 and 2015 was $1,250.  Amortization expense for both the nine months ended September 30, 2016 and 2015 was $3,750, which has been included in intangibles amortization.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for both the three months ended September 30, 2016 and 2015 was $44,000.  Amortization expense for both the nine months ended September 30, 2016 and 2015 was $132,000, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition in December 2013. Amortization expense for both the three months ended September 30, 2016 and 2015 was $66,000.  Amortization expense for both the nine months ended September 30, 2016 and 2015 was $198,000, which has been included in intangibles amortization.

Estimated future amortization expense related to intangible assets at September 30, 2016 is as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining 3 months)	$112
2017	445
2018	436
2019	181
2020	181
Thereafter	2,224
Total	$3,579

9. Significant Agreements and Contracts

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement (the “TSRI License”), with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of Common Stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. The warrant was exercised in February 2015.  For the three months ended September 30, 2016 and 2015, the Company recorded $18,000 and $48,000 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  For the nine months ended September 30, 2016 and 2015, the Company recorded $40,000 and $94,000 in patent prosecution and maintenance costs associated with the TSRI License, respectively.  All such costs have been included in general and administrative expenses.

License Agreement with Mabtech Limited

In August 2015, the Company entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, the Company will develop and market these four mAbs for the North American, European and Japanese markets. The Company made an initial license payment of $10.0 million and in February 2016, paid an additional $10.0 million license payment, both of which were recognized as acquired in-process research and development expense in the condensed consolidated statements of operations as the Company determined there was no alternative future use for the license.  In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the condensed consolidated statements of operations, in exchange for the purchase by Mabtech Limited and one or more of its affiliates in June 2016, of $20.0 million of Common Stock and warrants.  The amended agreement includes additional milestone payments totaling $150.0 million payable over the next three years.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined in the license agreement) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on recent NantCell equity activity with a third party.  As of September 30, 2016, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence, therefore the $100.0 million investment will be carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

NIH Grants

In June 2014, the NIAID awarded the Company a Phase II STTR grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staph infections, including methicillin-resistant Staph (“MRSA”). The project period for the Staph Grant III Award covers a two-year period which commenced in June 2014, with total funds available of approximately $1.0 million per year for up to 2 years. During the three months ended September 30, 2016 and 2015, the Company recorded $135,000 and $243,000 of revenue, respectively, associated with the Staph Grant III Award. During the nine months ended September 30, 2016 and 2015, the Company recorded $592,000 and $660,000 of revenue, respectively, associated with the Staph Grant III Award.

In June 2014, the NIAID awarded the Company a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery”. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years. During the three months ended September 30, 2016 and 2015, the Company recorded $32,000 and $73,000 of revenue, respectively, associated with the Phase I STTR grant award.  During the nine months ended September 30, 2016 and 2015, the Company recorded $256,000 and $167,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, the National Cancer Institute, a division of the NIH, awarded the Company a Phase I STTR grant, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000. During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $9,000 of revenue, respectively, associated with the Phase I Myc grant award.  During the nine months ended September 30, 2016 and 2015, the Company recorded $0 and $139,000 of revenue, respectively, associated with the Phase I Myc grant award.

In August 2014, the National Heart, Lung, and Blood Institute, a division of the NIH, awarded the Company a Phase I Small Business Technology Transfer grant entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance the Company’s immunotherapy targeting WNT-1 Inducible Signaling Protein-1 (“WISP1”) for the treatment of Idiopathic Pulmonary Fibrosis (“IPF”). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended September 30, 2016 and 2015, the Company recorded $0 and $31,000 of revenue, respectively, associated with the Phase I WISP1 grant award. During the nine months ended September 30, 2016 and 2015, the Company recorded $52,000 and $61,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

10. Loan and Security Agreement

In September 2013, the Company entered into a $5.0 million loan and security agreement with two banks pursuant to which: (i) the lenders provided the Company a term loan which was funded at closing, (ii) the Company repaid its then outstanding equipment loan balance of $762,000, and (iii) the lenders received a warrant to purchase an aggregate 31,250 shares of Common Stock at an exercise price of $8.00 per share exercisable for seven years from the date of issuance. The value of the warrants, totaling $215,000, was recorded as debt discount and additional paid-in capital.

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan: (i) interest rate is 7.95% per annum, and (ii) provided the lenders additional warrants to purchase an aggregate of 34,642 shares of the Common Stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322,000, was recorded as debt discount and additional paid-in capital.

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

The Company is also subject to certain affirmative and negative covenants under the amended and restated loan and security agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the amended and restated loan and security agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; and make or permit any payment on specified subordinated debt. In addition, under the amended and restated loan and security agreement, subject to certain exceptions, the Company is required to maintain with the lender its primary operating, other deposit and securities accounts.

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of amended and restated loan	$5,722
Fair value of all warrants	(536)
Accretion of debt discount	460
Balance at September 30, 2016	$5,646

Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Year Ending December 31,
2016	$1,374
2017	4,579
Total future minimum payments	5,953
Unamortized interest	(231)
Debt discount	(76)
Total minimum payment	5,646
Current portion	(5,188)
Long-term debt	$458

11. Stockholders’ Equity and Noncontrolling Interests

The table below provides a reconciliation of the carrying amount of total stockholders’ equity, including stockholders’ equity attributable to Sorrento Therapeutics, Inc. and equity attributable to the noncontrolling interests (“NCI”) (in thousands):

	Nine Months Ended September 30,
	2016			2015
	Sorrento Therapeutics, Inc.	NCI	Total	Sorrento Therapeutics, Inc.	NCI	Total
Stockholders' equity beginning balance	$145,152	$(4,214)	$140,938	$108,713	$—	$108,713
Net income (loss)	(48,966)	(2,948)	(51,914)	(22,335)	(1,140)	(23,475)
Other comprehensive income (loss)	—	—	—	—	—	—
Unrealized (loss) gain on marketable securities, gross	(60,353)	—	(60,353)	54,386	—	54,386
Tax impact related to unrealized (loss) gain on marketable securities	14,295	—	14,295	—	—	—
Reclassification adjustment of unrealized gain included in net income (loss)	(27,193)	—	(27,193)	—	—	—
Total other comprehensive income (loss)	(73,251)	—	(73,251)	54,386	—	54,386
Comprehensive income / (loss)	(122,217)	(2,948)	(125,165)	32,051	(1,140)	30,911
Treasury stock	(51,491)	—	(51,491)	—	—	—
Stock-based compensation expense	3,442	—	3,442	5,483	—	5,483
Proceeds from stock options exercised	454	—	454	1,678	—	1,678
Proceeds from issuance of common stock, net of issuance costs	148,979	—	148,979	—	—	—
Issuance of common stock, par value	22	—	22	—	—	—
Issuance of shares to noncontrolling interest	—	—	—	(1,736)	1,736	—
Stock subscription receivable	(43,502)	—	(43,502)	—	—	—
Cancellation of warrant	(1,341)	—	(1,341)	—	—	—
Other, net	158	—	158	—	—	—
Stockholders' equity ending balance	$79,656	$(7,162)	$72,494	$146,189	$596	$146,785

Common Stock

The Company has a sales agreement with MLV (the “Sales Agreement”) to permit the sale by MLV, acting as its sales agent, of up to $50.0 million in additional shares of Common Stock from time to time in an at-the-market offering under the Sales Agreement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. The Company pays MLV a commission of approximately 2% of the aggregate gross proceeds the Company receives from all sales of the Common Stock under the Sales Agreement. There were net proceeds on sales of approximately $3.5 million at a weighted average price of $6.37 under the Sales Agreement during the three months ended March 31, 2016.  There was no sales activity under the Sales Agreement during the three months ended June 30, 2015 or September 30, 2016 or during the nine months ended September 30, 2015.

During the three months ended June 30, 2016 the Company closed its private placement offering of Common Stock and warrants with Yuhan, Ally Bridge Group, Beijing Shijilongxin Investment Co., Ltd. and FREJOY Investment Management Co., Ltd.   The Company collectively sold 27,027,027 shares of Common Stock at $5.55 per share, and warrants to purchase 5,290,936 shares of Common Stock for total consideration of $150.0 million.  The Company incurred $4.2 million in offering commissions and expenses which have been netted against the gross proceeds.  The warrants are exercisable for three years at an exercise price of $8.50 per share.  The Company received consideration in the form of secured promissory notes for 9,640,060 shares totaling $53.5 million. On July 14, 2016, one of the holders of the Secured Notes repaid $10.0 million of the outstanding principal under its Secured Note.  The Company expects to receive the remaining $43.5 million prior to December 31, 2016.

In July 2016, in connection with an agreement with the Chan Soon-Shiong Family Foundation and Cambridge Equities, LP, the Company agreed to purchase 7,878,098 shares of Common Stock held by Foundation and Cambridge and retired the shares.

12. Stock Incentive Plans

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and were exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of September 30, 2016, all options granted under this plan had been cancelled and no options were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2016, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan (the “Stock Plan”) to increase the number of common shares authorized to be issued pursuant to the Stock Plan to 6,260,000. Such shares of Common Stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of Common Stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants will generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Compensation Committee of the Company’s Board of Directors.

The following table summarizes stock option activity as of September 30, 2016 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,957,616	$8.95	$4,506
Options Granted	2,235,050	$6.35
Options Canceled	(515,598)	$8.55
Options Exercised	(99,559)	$4.72
Outstanding at September 30, 2016	4,577,509	$7.82	$5,449

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Weighted-average grant date fair value	$6.35	$11.56
Dividend yield	—	—
Volatility	75%	75%
Risk-free interest rate	1.39%	1.65%
Expected life of options	6.1 years	6.1 years

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

The total employee and director stock-based compensation recorded as operating expenses was $892,000 and $2,373,000 for the three months ended September 30, 2016 and 2015, respectively, and $3,012,000 and $4,156,000 for the nine months ended September 30, 2016 and 2015, respectively.

The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2016 was $12,133,000 and the weighted average period over which these grants are expected to vest is 3.2 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $67,000 and $280,000 for the three months ended September 30, 2016 and 2015, respectively, and $163,000 and $1,327,000 for the nine months ended September 30, 2016 and 2015, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at September 30, 2016:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the amended and restated loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,224,138
Common stock warrants outstanding under the private placement security agreements	5,290,936
Authorized for future grant or issuance under the amended and restated 2009 Stock Incentive Plan	2,919,703
Issuable under BDL and CARgenix acquisition agreements	619,834
Issuable under assignment agreement based upon achievement of certain milestones	80,000
10,383,103

Subsidiary Equity Grants

In May 2015, the Company’s subsidiary TNK, adopted the TNK 2015 Stock Option Plan and reserved 10.0 million shares of TNK Class A Stock.   During the three and nine months ended September 30, 2016, TNK awarded zero and 402,000 options, respectively, with a weighted average grant date fair value of $0.84 per share to certain Company personnel, directors and consultants under such plan.  During the three months ended September 30, 2016, TNK cancelled 10,000 options.  A portion of the stock options granted under this plan are typically vested upon grant and the remaining options vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of September 30, 2016, approximately 2.9 million options were outstanding.

In May 2015, TNK granted a warrant to the Company’s CEO to purchase 9.5 million shares of TNK class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of September 30, 2016, 9.5 million warrants were outstanding.

In May 2015, the Company’s subsidiary LA Cell, Inc. (“LA Cell”) adopted the LA Cell 2015 Stock Option Plan and reserved 10.0 million shares of LA Cell class A common stock.  During the three and nine months ended September 30, 2016, LA Cell awarded 250,000 and 651,500 options, respectively, with a weighted average grant date fair value of $0.20 per share to certain Company personnel, directors and consultants under such plan.  During the three months ended September 30, 2016, LA Cell cancelled 10,000 options.  A portion of the stock options granted under this plan are typically vested upon grant and the remaining options vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of September 30, 2016, approximately 2.1 million options were outstanding.

In May 2015, LA Cell granted a warrant to the Company’s CEO to purchase 9.5 million shares of LA Cell class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of September 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Concortis Biosystems, Corp. (“CBC”) adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock.  During the three and nine months ended September 30, 2016, CBC awarded zero and 9,750 options, respectively, with a weighted average grant date fair value of $0.17 per share to certain Company personnel under such plan.  During the three and nine months ended September 30, 2016, zero and 420,000 options were cancelled by CBC, respectively.  A portion of the stock options granted under this plan are typically vested upon grant and the remaining options vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of September 30, 2016, approximately 1.8 million options were outstanding.

In October 2015, CBC granted a warrant to the Company’s CEO to purchase 9.5 million shares of CBC class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.25 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.  As of September 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Scintilla, adopted the Scintilla 2015 Stock Option Plan and reserved 10.0 million shares of Scintilla class A common stock.  During the three and nine months ended September 30, 2016, Scintilla awarded zero and 2,000 options, respectively, with a weighted average grant date fair value of $0.01 per share to certain Company personnel under such plan.  During the three and nine months ended September 30, 2016, zero and 200,000 options were cancelled by Scintilla, respectively.  A portion of the stock options granted under this plan are typically vested upon grant and the remaining options vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of September 30, 2016, approximately 1.0 million options were outstanding.

In October 2015, Scintilla granted a warrant to the Company’s CEO to purchase 9.5 million shares of Scintilla class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.   As of September 30, 2016, 9.5 million warrants were outstanding.

In October 2015, the Company’s subsidiary Sorrento Biologics, Inc. (“Biologics”) adopted the Biologics 2015 Stock Option Plan and reserved 10.0 million shares of Biologics class A common stock.  No options were awarded or cancelled during the three and nine months ended September 30, 2016 under such plan. A portion of the stock options granted under this plan are typically vested upon grant and the remaining options vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of September 30, 2016, approximately 1.4 million options were outstanding.

In October 2015, Biologics granted a warrant to the Company’s CEO to purchase 9.5 million shares of Biologics class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.   As of September 30, 2016, 9.5 million warrants were outstanding.

The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $42,000 and $0 for the three months ended September 30, 2016 and 2015 and was $125,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.  Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of September 30, 2016 was $409,000, and the weighted-average period over which these grants are expected to vest is approximately 3.0 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $47,000 and $0 for the three months ended September 30, 2016 and 2015, respectively, and was $139,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the nine months ended September 30, 2016 were as follows: expected dividend yield – 0%, risk-free interest rate – 1.39% to 1.74%, expected volatility – 75% to 77%, and expected term of 4.0 to 6.1 years.

In May 2014, the Company’s subsidiary Ark Animal Health, Inc. (“Ark”) adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. A portion of the stock options granted under such plan are typically vested upon grant and the remaining options vest over one year from the grant date and have a contractual term of ten years. As of September 30, 2016, 351,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for the three months ended September 30, 2016 and 2015 was $0 and $22,000, respectively, and was $0 and $55,000 for the nine months ended September 30, 2016 and 2015, respectively.  No unrecognized stock-based compensation expense related to unvested stock option grants existed as of September 30, 2016.

13. Investment in Variable Interest Entity

The Company’s condensed consolidated financial statements include the financial results of LA Cell, a consolidated subsidiary of the Company and a variable interest entity in which the Company is the primary beneficiary.

In September 2015, LA Cell exclusively licensed certain technology from City of Hope.  The technology includes cell-penetrating antibody therapies that enables mAbs to penetrate into cells and target disease-causing molecules.  Utilizing mAbs derived from the Company's antibody portfolio, LA Cell is focused on developing therapies against important oncology targets, including but not limited to c-MYC, mutated KRAS, STAT3, and FoxP3.  Pursuant to the license agreement, LA Cell made a $2.0 million upfront payment to City of Hope and has paid additional license payments of $5.0 million to City of Hope as of September 30, 2016.  The license agreement also provides for development and sales milestone payments and royalties based on net sales, as defined in the license agreement.

Upon the formation of LA Cell, the Company held all of the outstanding stock of LA Cell. As of September 30, 2016, the Company held an aggregate of approximately a 48% ownership of outstanding shares but which include a majority of the voting rights.

For the three and nine months ended September 30, 2016, LA Cell recognized $3.0 million and $5.0 million, respectively, in acquired in-process research and development expense in the Company’s condensed consolidated statements of operations and incurred minimal general and administrative expenses.

14. Derivative Liability

On October 13, 2015, the Company wrote a call option to Cambridge on up to 2.0 million shares of NantKwest common stock held by the Company (the “Option Agreement”).    The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time during the first quarter of 2016.  There is no contractual option premium associated with this Option Agreement.  The Option Agreement is a derivative as defined in ASC Topic 815 and is recognized at fair value every reporting period the Option Agreement is in effect, with changes in fair value recognized in current operations.  The call option expired unexercised on March 31, 2016 and for the three and nine months ended September 30, 2016 the Company recorded a gain of $0 and $5.5 million, respectively, upon the cancelation of the derivative liability.  As of September 30, 2016, no derivative liability was recorded on the Company’s condensed consolidated balance sheets.

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

As of the September 30, 2016, the Company had approximately $1.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of September 30, 2015, the Company had approximately $800 in unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three and nine months ended September 30, 2016 and 2015, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of September 30, 2016.

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

On May 13, 2016, WLA filed a derivative action in the Court of Chancery of the State of Delaware (the “WLA Action”) against each of the members of the Board at the time, Henry Ji, William S. Marth, Kim D. Janda, Jaisim Shah, David H. Deming, and Douglas Ebersole (the “Prior Board”) and against the Company as nominal defendant.  After the members of the Prior Board and the Company moved to dismiss, on August 12, 2016, WLA filed an amended complaint containing both direct and derivative claims against each of the members of the Prior Board and against the Company as nominal defendant, alleging, among other things: (1) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Prior Board (the “Subsidiary Options Claim”); (2) breach of fiduciary duty with respect to the Company’s prior announcement that it had entered into a voting agreement with Yuhan Corporation in connection with a transaction through which it purchased $10 million of shares of Common Stock and warrants (the “Yuhan Agreement Claim”); (3) waste of corporate assets regarding the foregoing; (4) unjust enrichment regarding the foregoing; and (5) violation of 8 Del. C. § 160 based on the Yuhan voting agreement.  The Company believes that the WLA Action is without merit, and will vigorously defend itself against the action. The Company is unable to determine whether any loss will occur with respect to the WLA Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware against each of the members of the Prior Board; George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the Subsidiary Options Claim; and (2) breach of fiduciary duty with respect to the Yuhan Agreement Claim  (the “Williams Action”).  The Company believes that the Williams Action is without merit, and will vigorously defend itself against the action.  The Company is unable to determine whether any loss will occur with respect to the Williams Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On June 26, 2015, Immunomedics, Inc. (“Immunomedics”) filed a complaint in the United States District Court for the District of New Jersey (the “Immunomedics Action”) against the Board of Directors of Roger Williams Medical Center, Dr. Richard P. Junghans, Dr. Steven C. Katz, the Office of the Board of Advisors of Tufts University School of Medicine, and one or more individuals or entities to be identified later.  This complaint (the "Initial Complaint") alleged, among other things: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) tortious interference with prospective economic gain; (4) tortious interference with contracts; (5) misappropriation; (6) conversion; (7) bailment; (8) negligence; (9) vicarious liability; and (10) patent infringement.  Overall, the allegations in the Initial Complaint were generally directed to an alleged material transfer agreement dated December 2008 and Immunomedics’ alleged request for the return of certain alleged research material.

On October 22, 2015, Immunomedics filed an amended complaint (the "First Amended Complaint"), which, among other things, no longer named the Board of Directors of Roger Williams Medical Center and The Office of the Board of Advisors of Tufts University School of Medicine as defendants. Roger Williams Medical Center and Tufts Medical Center were added as new defendants.  On January 14, 2016, Immunomedics filed a second amended complaint (the "Second Amended Complaint"), which, among other things, no longer named Tufts Medical Center as a defendant.  In addition, the Second Amended Complaint contained allegations directed to two additional alleged material transfer agreements dated September 1993 and May 2010, respectively, and also added an allegation of unjust enrichment.  The Second Amended Complaint also no longer asserted claims for (1) breach of covenant of good faith and fair dealing; (2) misappropriation; (3) bailment; (4) negligence; and (5) vicarious liability.

On October 12, 2016, Immunomedics filed a third amended complaint ("Third Amended Complaint"), which added the Company, TNK, BDL, and CARgenix as defendants.  TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015.  The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment.

The Company believes that the Immunomedics Action is without merit and will vigorously defend itself, TNK, BDL, and CARgenix against the action.  The Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or to estimate the range of such potential loss.  Therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.  Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

Operating Leases

The Company currently leases in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 10,875 square feet of laboratory and office space at a second location and approximately 6,350 square feet of laboratory and office space at a third location.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space and its second and third laboratory and office space, expire in December 2025, April 2017 and June 2018, respectively.

For all leased properties the Company has provided a total security deposit of $346,000 to secure its obligations under the various leases, which has been included in prepaid and other assets.

17. Related Party Agreements

During the three and nine months ended September 30, 2016 and 2015, the Company purchased products totaling $0 and $76,000 and $350,000 and $491,000, respectively, from Levena Biopharma Co., LTD (Levena), a Chinese corporation.  The Company’s former Senior Vice President and Head of Antibody Drug Conjugates was one of the owners of Levena.  Levena ceased to be a related party during the first quarter of 2016.

In December 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Cambridge, an affiliated entity of Dr. Patrick Soon-Shiong (the “Investor”) pursuant to which the Company agreed to issue and sell to the Investor an aggregate of approximately 7.2 million shares of Common Stock at a price of $5.80 per share for an aggregate purchase price of $41.7 million. In connection with the Purchase Agreement, the Investor received a warrant to purchase approximately 1.7 million shares of Common Stock. The warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $5.80 per share.  In July 2016, pursuant to the Letter Agreement, Cambridge forfeited its right to purchase 500,000 shares of Common Stock issuable pursuant to the warrant.  See Note 1 for additional information regarding this transaction.

In December 2014, the Company entered into a joint development and license agreement with Conkwest Inc., which has changed its name to NantKwest, and of which Dr. Patrick Soon-Shiong is a majority owner.  In addition, the Company purchased approximately 5.6 million shares of NantKwest common stock for $10.0 million.  In July 2016, the Company closed a transaction with the Chan Soon-Shiong Family Foundation and Cambridge Equities, LP to sell all of its investment in NantKwest, Inc. held by the Company.  See Note 1 for additional information.

As described more fully in Notes 7 and 9, during 2015, the Company entered into a joint venture called Immunotherapy NANTibody, LLC, with NantCell, a wholly-owned subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong.  In July 2015, the Company contributed its portion of the initial joint funding of $40.0 million to the Immunotherapy NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10.0 million upfront license payment and $100.0 million of vested NantCell common stock.  As of September 30, 2016, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.

As described more fully in Notes 7 and 14, the Company entered into a joint venture called NantCancerStemCell, LLC, or NantStem, with NantBioScience, a wholly-owned subsidiary of NantWorks.  In connection with negotiated changes to the structure of NantStem the Company issued a call option on shares of NantKwest that it owned to Cambridge, a related party to the Company and to NantBioScience.  The call option to Cambridge under the Option Agreement was on up to 2.0 million shares of NantKwest common stock held by the Company.   The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 from time to time in the first quarter of 2016.  There was no option premium associated with this Option Agreement.  The Option Agreement was a derivative as defined in ASC 815 and was marked to fair value every reporting period the Option Agreement was in effect, with changes in fair value recognized in earnings. The call option expired unexercised on March 31, 2016 and for the three and nine months ended September 30, 2016 the Company recorded a gain of $0 and $5.5 million, respectively, upon the cancelation of the derivative liability.  As of September 30, 2016 no derivative liability was recorded on the Company’s condensed consolidated balance sheets.  In April 2015, the Company purchased 1.0 million shares of NantBioScience common stock for $10.0 million.

In May 2015, the Company entered into a stock sale and purchase agreement with NantPharma, a private company owned by NantWorks pursuant to which the Company sold its equity interests in IgDraSol, its wholly-owned subsidiary and holder of the rights to Cynviloq for an upfront payment of $90.05 million and potential regulatory and sales milestones of up to $1.2 billion.

As described more fully in Note 9, in June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense as of September 30, 2016, in exchange for the purchase by Mabtech Limited and one or more of its affiliates in June 2016, of $20.0 million of Common Stock and warrants.

As described more fully in Note 7, in March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Common Stock and warrants.

As described more fully in Note 7, in June 2016, the Company and TNK entered into a joint venture agreement with 3SBio to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s chimeric antigen receptor T cell (“CAR-T”) technology targeting carcinoembryonic antigen (“CEA”) positive cancers.  In June 2016, 3SBio purchased $10.0 million of Common Stock and warrants.

18. Subsequent Events

Celularity Note and Nonbinding Joint Venture Term Sheet

On November 1, 2016, the Company loaned $5.0 million to Celularity pursuant to the Celularity Note in connection with the entry into a nonbinding term sheet by the Company, TNK and Celularity (the “Celularity Term Sheet”) setting forth the terms and conditions by which the Company or TNK, along with one or more third parties, will contribute certain assets to Celularity (the “Celularity Transaction”).  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the Maturity Date. The Celularity Note also provides that, in certain circumstances, the Company shall loan Celularity up to an additional $5.0 million over the next 12 months. In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven.

The Celularity Term Sheet provides that, contingent upon the execution of a definitive agreement among the parties (the “Celularity Agreement”), concurrently with asset contributions to Celularity to be made by one or more third parties, TNK will contribute to Celularity certain assets in the area of CAR constructs for use in placenta-derived cells and cord blood-derived cells (the “Contributions”), and the Company will receive shares of common stock of Celularity. Pursuant to the Celularity Term Sheet, following the Contributions, the Company will own at least 30% of the total outstanding shares of capital stock of Celularity and will be entitled to appoint a specified number of members to the board of directors of Celularity. The final terms of the Celularity Transaction are subject to the negotiation and finalization of the Celularity Agreement and any other agreements relating to the Celularity Transaction, and the material terms of the Celularity Transaction, if consummated, may differ from those described herein or set forth in the Celularity Term Sheet.

Completed Scilex Transaction

On November 8, 2016, the Company entered into the Scilex Purchase Agreement pursuant to which, on November 8, 2016, the Company acquired from the Scilex Stockholders, and the Scilex Stockholders sold to the Company, approximately 72% of the outstanding capital stock of Scilex.

The total value of the consideration payable to the Scilex Stockholders in the Scilex Acquisition is equal to approximately $47.6 million, subject to certain post-closing adjustments (the “Adjusted Base Consideration”).

At the Scilex Closing, the Company issued to the Accredited Scilex Stockholders that were accredited investors an aggregate of 752,481 shares of Common Stock based on a $6.33 per share price; provided, however, that twenty percent of such shares will be held in escrow for a period of six months, and be used, among other things, to satisfy the indemnification obligations of the Scilex Stockholders. In addition to issuing shares of Common Stock at the Scilex Closing, the Company paid cash in the aggregate amount of approximately $4,840 to Scilex Stockholders that were not accredited investors in exchange for such Scilex Stockholders’ shares of the capital stock of Scilex.

Subject to certain customary limitations, the Scilex Stockholders have agreed to indemnify the Company and its officers, directors, employees and other authorized agents against certain losses related to, among other things, breaches of Scilex’s and the Scilex Stockholders’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Scilex Purchase Agreement.

Under the terms of the Scilex Purchase Agreement, the Company agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows: (i) 10% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the FDA that the FDA has accepted Scilex’s resubmitted NDA for ZTlido for the treatment of postherpetic neuralgia, and (ii) 80% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the FDA that the FDA has approved the NDA for commercialization. The Common Stock price per share to be used to calculate the number of shares of Common Stock issuable upon the achievement of these milestones will be based on a formula set forth in the Scilex Purchase Agreement, which provides that the Common Stock price per share will not be greater than $25.32 or less than $6.33  (in each case subject to adjustment for stock splits, stock dividends, recapitalizations and the like).

The Company’s President and Chief Executive Officer and a member of the Board, through one or more of his affiliated entities, and the Company’s Executive Vice President, Chief Administrative Officer and Chief Legal Officer, were formerly stockholders of Scilex, held approximately 6.5% and 8.6%, respectively, of Scilex’s total outstanding capital stock and sold all of their shares of the capital stock of Scilex to the Company in the Scilex Acquisition on the same terms as the other Scilex Stockholders.

In connection with the Scilex Acquisition, on November 8, 2016, the Company and the Accredited Scilex Stockholders entered into the Registration Rights Agreement pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the SEC for the purpose of registering for resale the Closing Shares and any additional shares of Common Stock that may be issued by the Company upon the achievement of milestones in accordance with the Scilex Purchase Agreement (collectively, the “Securities”). Under the Registration Rights Agreement, the Company must file a registration statement with the SEC registering all of the Closing Shares for resale by no later than December 8, 2016, and the Company will also be required to file one or more additional registration statements registering any other Securities for resale within 30 days of the issuance thereof.

Scintilla and Scilex agreed to terminate the Scilex Binding Term Sheet on November 8, 2016. As a result of the termination of the Scilex Binding Term Sheet, notwithstanding the provisions set forth in the Scilex Binding Term Sheet, Scintilla and Scilex agreed that the $0.5 million standstill payment that Scintilla made to Scilex pursuant to the Scilex Binding Term Sheet shall be deemed a loan made by Scintilla to Scilex, evidenced the November Scilex Note. The November Scilex Note accrues interest at an annual rate equal to the lesser of 10.0% and the maximum interest rate permitted under law, will be due and payable in full upon the earlier of December 31, 2016 and the occurrence of an event of default, and may be prepaid in full or in part. The November Scilex Note was assigned in full by Scintilla to the Company on November 8, 2016.  On November 8, 2016, following the Scilex Closing, the November Scilex Note was repaid by Scilex in full.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains “forward-looking statements” about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “assumes,” “plans,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” or “will,” and similar just expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

We are a biopharmaceutical company engaged in the discovery, acquisition, development and commercialization of proprietary drug therapeutics for addressing significant unmet medical needs worldwide. Our primary therapeutic focus is oncology, including the treatment of chronic cancer pain, but we are also developing therapeutic products for other indications, including immunology and infectious diseases. We currently have multiple clinical development programs underway: (i) CAR-T programs for solid tumors, (ii) resiniferatoxin (“RTX”), a non-opiate, ultra-potent and selective agonist of the TRPV-1 receptor for intractable pain in end-stage disease, and (iii) biosimilar/biobetter antibodies clinical development programs.

Our pipeline also includes preclinical fully human therapeutic monoclonal antibodies (“mAbs”), including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB® library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor-T cell (“CAR-T”) and Chimeric Antigen Receptor Natural Killer (“NK”) cells (“CAR.NK™”) for adoptive cellular immunotherapy. Our objective is to develop our antibody drug products and adoptive cellular immunotherapies as First in Class, and/or Best in Class, which may offer greater efficacy and/or fewer adverse events or side effects as compared to existing drugs, as well as fully human therapeutic antibodies derived from our proprietary G-MAB® antibody library platform and ADCs.

Through September 30, 2016, we identified and further developed a number of potential drug product candidates across various therapeutic areas, and intend to select several lead product candidates to further advance into preclinical development activities in 2016. It is too early to assess which of these candidates, if any, will merit further evaluation in clinical trials. Our libraries were designed to facilitate the rapid identification and isolation of highly specific, antibody therapeutic product candidates that are fully-human and that bind to disease targets appropriate for antibody therapy. We built our initial antibody expression and production capabilities to enable us to make sufficient product material to conduct preclinical safety and efficacy testing in animal models.

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

Recent Developments

In June 2015, the National Institutes of Health, (“NIH”) announced that the Clinical Center suspended operations of its Pharmaceutical Development Section after FDA inspections that occurred in May 2015.  An FDA inspection report issued on May 29, 2015 noted “deficiencies in the physical facility, including flaws in the air handling system, and operational failures including inadequate quality control, insufficient employee training, and lack of compliance with standard operating procedures”.  As a result, 46 clinical programs, including the RTX study in patients with severe pain in advanced cancer, were placed on clinical hold by the FDA.  NIH has developed an interim corrective action/preventative action plan which has not yet been approved by the FDA.  We plan to continue our already planned corporate IND for RTX.

In July 2016, we completed the transactions contemplated by a letter agreement (the “Letter Agreement”) with the Chan Soon-Shiong Family Foundation (“Foundation”) and Cambridge Equities, LP (“Cambridge”). Pursuant to the terms of the Letter Agreement, among other things, (i) we agreed to sell to Foundation, and Foundation agreed to purchase from us, an aggregate of 5,618,326 shares of common stock of NantKwest, Inc. held by us, (ii) Foundation agreed to sell to us, and we agreed to purchase all reported shares held by Foundation and Cambridge, comprising an aggregate of 7,878,098 shares of our common stock (“Common Stock”) held by Foundation and Cambridge, (iii) Cambridge agreed to forfeit its right to purchase 500,000 shares of Common Stock issuable pursuant to a warrant to purchase 1,724,138 shares of Common Stock issued by us, and (iv) we agreed to pay to Foundation an aggregate of approximately $15.6 million.  We retired the 7,878,098 repurchased shares.

On July 11, 2016, we announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using our fully human immuno-oncology anti-PD-1 mAb STI-A1110. Pursuant to the financial terms of that agreement we received a non-refundable up-front payment of $27.4 million in July 2016.

On August 2, 2016, we, Scintilla Pharmaceuticals, Inc. (“Scintilla”), our subsidiary, and Scilex Pharmaceuticals Inc. (“Scilex”) entered into a binding term sheet (the “Scilex Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Scilex (the “Proposed Scilex Acquisition”). Subject to certain conditions, and in exchange for all of the issued and outstanding equity of Scilex, the Scilex Binding Term Sheet provided that Scintilla would: (i) at the closing of the Proposed Scilex Acquisition (the “Proposed Scilex Closing”), pay to the equityholders of Scilex an aggregate of $100 (the “Cash Consideration”), and (ii) following the earlier to occur of (a) the closing of the next third party equity financing of Scintilla or the initial public offering of shares of common stock of Scintilla (“Scintilla Common Stock”) in the United States (a “Financing”), or (b) the two-year anniversary of the Proposed Scilex Closing, issue to the equityholders of Scilex an aggregate of $70,000,000 of shares of Scintilla Common Stock, subject to adjustment in certain circumstances, based upon the valuation of Scintilla immediately after such Financing or otherwise as of the two-year anniversary of the Proposed Scilex Closing (the “Scilex Stock Consideration”).

In exchange for Scilex’s agreement under the Scilex Binding Term Sheet to negotiate exclusively with us and Scintilla with respect to the Proposed Scilex Acquisition, Scintilla paid $0.5 million to Scilex upon execution of the Scilex Binding Term Sheet (the “Standstill Payment”). The Scilex Binding Term Sheet provided that if the Proposed Scilex Closing occurs, the Standstill Payment would be credited against the value of the Scilex Stock Consideration payable by Scintilla to the Scilex equityholders. If the Proposed Scilex Closing does not occur by a specified deadline, unless otherwise agreed to by us and Scilex, the Standstill Payment would be deemed to be an investment by us in Scilex’s next third party financing. Additionally, pursuant to the terms of the Scilex Binding Term Sheet, we agreed that, upon the Proposed Scilex Closing, we would contribute $10.0 million to Scintilla to fund, among other things, Scintilla’s working capital expenses, the development of Scintilla’s lead program RTX for the treatment of intractable cancer pain, as well as the development of ZTlido™ (lidocaine), Scilex’s lead product candidate, and the development of certain of Scintilla’s other technologies and product candidates.

Our President and Chief Executive Officer and a member of our Board of Directors (the “Board”), through one or more of his affiliated entities, and our Executive Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex and owned approximately 6.5% and 8.6%, respectively, of Scilex’s total outstanding capital stock as of September 30, 2016. Joseph Gunnar & Co., LLC provided an opinion to the Board opining that the consideration to be paid by Scintilla in the Proposed Scilex Acquisition is fair, from a financial point of view, to our stockholders.

As of September 30, 2016, the Proposed Scilex Acquisition had not closed. The Scilex Binding Term Sheet was terminated by the parties, effective as of November 8, 2016. Accordingly, Scintilla will not complete the Proposed Scilex Acquisition.

On November 8, 2016, we entered into a Stock Purchase Agreement (the “Scilex Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which, on November 8, 2016, we acquired from the Scilex Stockholders, and the Scilex Stockholders sold to us, approximately 72% of the outstanding capital stock of Scilex (the “Scilex Acquisition”).

The total value of the consideration payable to the Scilex Stockholders in the Scilex Acquisition is equal to approximately $47.6 million, subject to certain post-closing adjustments (the “Adjusted Base Consideration”).

At the closing of the Scilex Acquisition (the “Scilex Closing”), we issued to the Scilex Stockholders that were accredited investors (the “Accredited Scilex Stockholders”) an aggregate of 752,481 shares of Common Stock (the “Closing Shares”) based on a $6.33 per share price; provided, however, that twenty percent of the Closing Shares will be held in escrow for a period of six months, and be used, among other things, to satisfy the indemnification obligations of the Scilex Stockholders. In addition to issuing shares of

Common Stock at the Scilex Closing, we paid cash in the aggregate amount of approximately $4,840 to Scilex Stockholders that were not accredited investors in exchange for such Scilex Stockholders’ shares of the capital stock of Scilex.

Subject to certain customary limitations, the Scilex Stockholders have agreed to indemnify us and our officers, directors, employees and other authorized agents against certain losses related to, among other things, breaches of Scilex’s and the Scilex Stockholders’ representations and warranties, certain specified liabilities and the failure to perform covenants or obligations under the Scilex Purchase Agreement.

Under the terms of the Scilex Purchase Agreement, we agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows: (i) 10% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the U.S. Food and Drug Administration (the “FDA”) that the FDA has accepted Scilex’s resubmitted new drug application for ZTlido for the treatment of postherpetic neuralgia (the “NDA”), and (ii) 80% of the Adjusted Base Consideration will be payable in shares of Common Stock upon receipt of notice from the FDA that the FDA has approved the NDA for commercialization. The Common Stock price per share to be used to calculate the number of shares of Common Stock issuable upon the achievement of these milestones will be based on a formula set forth in the Scilex Purchase Agreement, which provides that the Common Stock price per share will not be greater than $25.32 or less than $6.33 (in each case subject to adjustment for stock splits, stock dividends, recapitalizations and the like).

Our President and Chief Executive Officer and a member of the Board, through one or more of his affiliated entities, and our Executive Vice President, Chief Administrative Officer and Chief Legal Officer, were formerly stockholders of Scilex, held approximately 6.5% and 8.6%, respectively, of Scilex’s total outstanding capital stock and sold all of their shares of the capital stock of Scilex to us in the Scilex Acquisition on the same terms as the other Scilex Stockholders.

In connection with the Scilex Acquisition, on November 8, 2016, we and the Accredited Scilex Stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, we agreed to prepare and file one or more registration statements with the SEC for the purpose of registering for resale the Closing Shares and any additional shares of Common Stock that may be issued by us upon the achievement of milestones in accordance with the Scilex Purchase Agreement (collectively, the “Securities”). Under the Registration Rights Agreement, we must file a registration statement with the SEC registering all of the Closing Shares for resale by no later than December 8, 2016, and we will also be required to file one or more additional registration statements registering any other Securities for resale within 30 days of the issuance thereof.

Scintilla and Scilex agreed to terminate the Scilex Binding Term Sheet on November 8, 2016. As a result of the termination of the Scilex Binding Term Sheet, notwithstanding the provisions set forth in the Scilex Binding Term Sheet, Scintilla and Scilex agreed that the $0.5 million standstill payment that Scintilla made to Scilex pursuant to the Scilex Binding Term Sheet shall be deemed a loan made by Scintilla to Scilex, evidenced by a promissory note, dated November 8, 2016, by and between Scintilla and Scilex (the “November Scilex Note”). The November Scilex Note accrues interest at an annual rate equal to the lesser of 10.0% and the maximum interest rate permitted under law, will be due and payable in full upon the earlier of December 31, 2016 and the occurrence of an event of default, and may be prepaid in full or in part. The November Scilex Note was assigned in full by Scintilla to us on November 8, 2016.  On November 8, 2016, following the Scilex Closing, the November Scilex Note was repaid by Scilex in full.

On August 15, 2016, we, Scintilla and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). The Semnur Binding Term Sheet provides that, contingent upon the execution of a definitive agreement between the parties (the “Definitive Agreement”) and subject to certain conditions, Scintilla will, at the closing of the Semnur Acquisition (the “Semnur Closing”), make an initial payment of $60.0 million (the “Initial Consideration”) to the equityholders of Semnur in exchange for all of the issued and outstanding equity of Semnur. The Initial Consideration will consist of $40.0 million in cash and $20.0 million in shares of Common Stock (the “Semnur Stock Consideration”). The Semnur Binding Term Sheet also provides that the number of shares of Common Stock comprising the Semnur Stock Consideration will be calculated based on the volume weighted average closing price of our Common Stock for the 30 consecutive trading days ending on the date that is three days prior to the execution of the Definitive Agreement. $6.0 million of the Semnur Stock Consideration will be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Semnur and its equityholders in connection with the Semnur Acquisition. At the Semnur Closing, we will enter into a registration rights agreement with certain of Semnur’s equityholders, pursuant to which we will agree to seek the registration for resale of the shares of our common stock comprising the Semnur Stock Consideration

In addition to the Initial Consideration, Scintilla may pay additional consideration of up to $140.0 million to Semnur’s equityholders upon Scintilla’s completion of certain clinical studies and trials, receipt of certain regulatory approvals and the achievement of certain sales targets following the Semnur Closing.

Under the Semnur Binding Term Sheet, Semnur has agreed to negotiate exclusively with us and Scintilla with respect to the Semnur Acquisition for a period of 60 days (the “Exclusivity Period”). The Exclusivity Period will be automatically extended for an additional 30 days in certain circumstances. If a Definitive Agreement has not been executed by the end of the Exclusivity Period, either party may terminate the Semnur Binding Term Sheet (a “Termination”). If a party elects a Termination without the other party’s written consent, the party electing a Termination may be required to pay an aggregate of $5.0 million in cash to the other party as liquidated damages under certain circumstances.

As of September 30, 2016, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.

A member of the Board is Semnur’s Chief Executive Officer and a member of its Board of Directors and currently owns approximately 5.5% of Semnur’s total outstanding capital stock. Joseph Gunnar & Co., LLC provided an opinion to the Board opining that the consideration to be paid by Scintilla in the Semnur Acquisition is fair, from a financial point of view, to our stockholders.

On November 1, 2016, we loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued to us by Celularity (the “Celularity Note”) in connection with the entry into a nonbinding term sheet by us, TNK Therapeutics, Inc., our subsidiary (“TNK”), and Celularity (the “Celularity Term Sheet”) setting forth the terms and conditions by which we or TNK, along with one or more third parties, will contribute certain assets to Celularity (the “Celularity Transaction”).  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). The Celularity Note also provides that, in certain circumstances, we shall loan Celularity up to an additional $5.0 million over the next 12 months. In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven.

The Celularity Term Sheet provides that, contingent upon the execution of a definitive agreement among the parties (the “Celularity Agreement”), concurrently with asset contributions to Celularity to be made by one or more third parties, TNK will contribute to Celularity certain assets in the area of CAR constructs for use in placenta-derived cells and cord blood-derived cells (the “Contributions”), and we will receive shares of common stock of Celularity. Pursuant to the Celularity Term Sheet, following the Contributions, we will own at least 30% of the total outstanding shares of capital stock of Celularity and will be entitled to appoint a specified number of members to the board of directors of Celularity. The final terms of the Celularity Transaction are subject to the negotiation and finalization of the Celularity Agreement and any other agreements relating to the Celularity Transaction, and the material terms of the Celularity Transaction, if consummated, may differ from those described herein or set forth in the Celularity Term Sheet.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

During the quarter ended September 30, 2016, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed consolidated statements of operations.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues. Revenues were $2,243,000 for the three months ended September 30, 2016, as compared to $1,103,000 for the three months ended September 30, 2015. The net increase of $1,140,000 is primarily due to license fees from our July 2016 license agreement, partially offset by a decrease in activities under our active grants for the three months ended September 30,2016 compared to the corresponding period of 2015 and by lower sales and service revenues generated from the sale of customized reagents and providing contract development services.

In June 2014, the National Institute of Allergy and Infectious Diseases (the “NIAID”), a division of the NIH, awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or “Staph”) infections, including MRSA (the “Staph Grant III Award”). The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended September 30, 2016 and 2015, we recorded $135,000 and $243,000 of revenue, respectively, associated with the Staph Grant III Award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years.  During the three months ended September 30, 2016 and 2015, we recorded $32,000 and $73,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the National Cancer Institute (“NCI”), a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the protein-protein interaction (“PPI”) between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended September 30, 2016 and 2015, we recorded $0 and $9,000 of revenue, respectively, associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I Small Business Technology Transfer (“SBIR”) grant from the National Heart, Lung, and Blood Institute (“NHBLI”), a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance our immunotherapy targeting WNT-1 Inducible Signaling Protein-1 (“WISP1”) for the treatment of Idiopathic Pulmonary Fibrosis (“IPF”). WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the three months ended September 30, 2016 and 2015, we recorded $0 and $31,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the three months ended September 30, 2016 and 2015, were $13,000 and $13,000, respectively.  Revenues from our license agreement with Sevier for the three months ended September 2016 and 2015 were $1,522,000 and $0, respectively.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended September 30, 2016 and 2015 were $418,000 and $604,000, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2016 and 2015 were $10,212,000 and $7,244,000, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards (collectively, the “NIH Grants”). Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $2,968,000 is primarily attributable to salaries and personnel related expenses and lab supplies and other preclinical related expenses. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our joint ventures or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended September 30, 2016 and 2015 were $0 and $24,068,000, respectively. Acquired in-process research and development expenses for the three months ended September 30, 2015 include costs associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope and the purchase price of CARgenic and BDL.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2016 and 2015 were $5,267,000 and $4,711,000, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $556,000 is primarily attributable to higher legal costs, higher salaries and related compensation expenses, consulting expenses and rent and facility expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) ensure compliance with our public reporting obligations, (iii) increase infrastructure costs, and (iv) invest in our joint ventures or other third party agreements.

Intangible Amortization. Intangible amortization for the three months ended September 30, 2016 and 2015 was $112,000 and $111,000, respectively, and relates to license rights being amortized on a straight line basis.

Gain on sale of marketable securities.  Gain on sale of marketable securities for the three months ended September 30, 2016 and 2015 was $27,193,000 and $0, respectively.  The increase in gain on sale of marketable securities during the three months ended September 30, 2016 as compared to the same period in 2015 resulted from the sale of our shares of NantKwest, Inc. common stock.

Gain on trading securities.  Gain on trading securities for the three months ended September 30, 2016 and 2015 was $491,000 and $0, respectively.  The increase in gain on trading securities during the three months ended September 30, 2016 as compared to the same period in 2015 represents the difference between the cost basis of our trading securities and the estimated fair value as of September 30, 2016.

Income (loss) on equity investments.  Income on equity investments for the three months ended September 30, 2016 and 2015 was $323,000 and $0, respectively.  The increase in the three months ended September 30, 2016 as compared to the same period in 2015 is due to the recognition of our portion of the income from operations from our joint venture entities which did not exist during the same period in 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 and 2015 was $236,000 and $396,000, respectively. The decrease in interest expense resulted primarily from lower average borrowings under the amended and restated loan and security agreement.

Interest Income. Interest income for the three months ended September 30, 2016 and 2015 was $26,000 and $1, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the three months ended September 30, 2016 was $195,000, and income tax expense for the three months ended September 30, 2015 was $35,323,000. The decrease in income tax expense resulted mainly from the recognition of an indefinite-lived deferred tax liability for the three months ended September 30, 2015.

Net income (loss). Net income for the three months ended September 30, 2016 and 2015 was $14,373,000 and a net loss of $939,000, respectively.  The increase in net income resulted primarily from the realized gain on the sale of marketable securities and a reduction in acquired in process research and development expenses.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenues. Revenues were $4,133,000 for the nine months ended September 30, 2016, as compared to $3,253,000 for the nine months ended September 30, 2015. The net increase of $880,000 is primarily due to license fees from our July 2016 license agreement with Servier, partially offset by a decrease in sales and service revenues generated from the sale of customized reagents and providing contract development services and by a decrease in activities under our active grants for the nine months ended September 30, 2016 compared to the corresponding period of 2015.

In June 2014, the NIAID awarded us the Staph Grant III Award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, with total funds available of approximately $1.0 million per year for up to 2 years. During the nine months ended September 30, 2016 and 2015, we recorded $592,000 and $666,000 of revenue, respectively, associated with the Staph Grant III Award.

In June 2014, we were awarded a Phase I STTR grant entitled “Anti-Pseudomonas Immunotherapy and Targeted Drug Delivery” from the NIAID. This grant will support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for this Phase I grant covers a two-year period which commenced in July 2014, with total funds available of approximately $300,000 per year for up to 2 years.  During the nine months ended September 30, 2016 and 2015, we recorded $256,000 and $167,000 of revenue, respectively, associated with the Phase I STTR grant award.

In July 2014, we were awarded a Phase I STTR grant from the NCI, a division of the NIH, entitled “Targeting of Myc-Max Dimerization for the Treatment of Cancer”. This grant will support the preclinical development of the Myc inhibitor, which interferes with the PPI between Myc and its obligatory dimerization partner, Max, preventing sequence-specific binding to DNA and subsequent initiation of oncogenic transformation. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the nine months ended September 30, 2016 and 2015, we recorded $0 and $130,000 of revenue, respectively associated with the Phase I Myc grant award.

In August 2014, we were awarded a Phase I SBIR grant from the NHBLI, a division of the NIH, entitled “Human Anti-WISP-1 Antibodies for Treatment of Idiopathic Pulmonary Fibrosis”. This grant will advance our immunotherapy targeting WISP1 for the treatment of IPF. WISP1 is a protein that has been shown to be upregulated in IPF, linked to key growth factors, cellular proliferation, hyperplasia and is correlated with late stage cancers. IPF is a fatal disease, which results in progressive loss of lung function due to fibrosis of the lungs. The project period for this Phase I grant covers a one-year period which commenced in August 2014, with total funds available of approximately $225,000.  During the nine months ended September 30, 2016 and 2015, we recorded $52,000 and $61,000 of revenue, respectively, associated with the Phase I WISP1 grant award.

Revenues from a human immune-oncology anti PD-L1 license agreement for the nine months ended September 30, 2016 and 2015, were $37,000 and $37,000, respectively.  Revenues from our July 2016 license agreement with Servier for the nine months ended September 2016 and 2015 were $1,523,000 and $0, respectively.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2016 and 2015 were $1,072,000 and $1,427,000, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2016 and 2015 were $28,620,000 and $23,055,000, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $5,565,000 is primarily attributable to increased salaries and personnel related expenses and lab supplies and other preclinical related expenses. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our joint ventures or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2016 and 2015 were $45,000,000 and $24,068,000, respectively. Acquired in-process research and development expenses for the nine months ended September 30, 2016 include costs associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope.  Acquired in-process research and development expenses for the nine months ended September 30, 2015 include costs associated with the purchase price of the license rights from Mabtech Limited, the City of Hope and the purchase of CARgenix and BDL.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $13,982,000 and $10,002,000, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $3,980,000 is primarily attributable to higher legal costs, higher salaries and related compensation expenses, consulting expenses and rent and facility expenses. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) ensure compliance with our public reporting obligations, (iii) increase infrastructure costs, and (iv) invest in our joint ventures or other third party agreements.

Intangible Amortization. Intangible amortization for the nine months ended September 30, 2016 and 2015 was $334,000 and $1,046,000, respectively. The decrease in the nine months ended September 30, 2016 as compared to the same period in 2015 is due to license rights being amortized on a straight line basis through the date those assets were sold in 2015.

Gain on sale of marketable securities.  Gain on sale of marketable securities for the nine months ended September 30, 2016 and 2015 was $27,193,000 and $0, respectively.  The increase in gain on sale of marketable securities during the nine months ended September 30, 2016 as compared to the same period in 2015 resulted from the sale of our shares of NantKwest, Inc., common stock.

Gain on trading securities.  Gain on trading securities for the nine months ended September 30, 2016 and 2015 was $491,000 and $0, respectively.  The increase in gain on trading securities during the nine months ended September 30, 2016 as compared to the same period in 2015 represents the difference between the cost basis of our trading securities and the estimated fair value as of September 30, 2016.

Gain on expiration of derivative liability.  Gain on expiration of the derivative liability for the nine months ended September 30, 2016 and 2015 was $5,520,000 and $0, respectively.  The increase in the nine months ended September 30, 2016 as compared to the same period in 2015 is due to the expiration of the unexercised derivative liability on March 31, 2016.

Income (loss) on equity investments.  Income on equity investments for the nine months ended September 30, 2016 and 2015 was $294,000 and $0, respectively.  The increase in the nine months ended September 30, 2016 as compared to the same period in 2015 is due to the recognition of our portion of the loss from operations from our joint venture entities which did not exist during the same period in 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2016 and 2015 was $816,000 and $1,277,000, respectively. The decrease in interest expense resulted primarily from lower average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the nine months ended September 30, 2016 and 2015 was $84,000 and $1, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the nine months ended September 30, 2016 was $195,000, and tax expense for the nine months ended September 30, 2015 was $35,128,000. The decrease in income tax expense resulted mainly from the recognition of an indefinite-lived deferred tax liability for the nine months ended September 30, 2015.

Net Loss. Net loss for the nine months ended September 30, 2016 and 2015 was $48,996,000 and $22,335,000, respectively.  The increase in net loss resulted primarily from increased acquired in-process research and development expense, increased general and administrative expenses and research and development activities.

Liquidity and Capital Resources

As of September 30, 2016, we had $66.5 million in cash and cash equivalents attributable primarily to the net proceeds of $105.5 million from the sale of common stock and warrants under the private placements in 2016 and from $3.5 million in net proceeds from the sale of common stock through our ATM facility with MLV & Co. LLC.  Our working capital as of September 30, 2016 was $35.8 million.

Cash Flows from Operating Activities. Net cash used for operating activities was $54.1 million for 2016 and is primarily attributable to our net loss of $51.9 million, partially offset by approximately $1.4 million in non-cash activities relating to stock-based compensation, an increase in acquired in-process research and development and gain on expiration of derivative liability and other non-cash activities. Net cash used for operating activities was $25.9 million for 2015 and primarily reflects a net loss of $23.5 million, which was partially offset by approximately $15.0 million in non-cash activities relating primarily to stock-based compensation and depreciation expense.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we expand and support our clinical and preclinical development and research activities and fund our joint ventures and collaborations.

Cash Flows from Investing Activities. Net cash used by investing activities was $5.0 million for 2016 as compared to cash provided of $14.3 million for 2015. The net cash used in 2016 related primarily to the equipment acquired for research and development activities. The net cash provided in 2015 related primarily to the sale of IgDraSol partially offset by investments in common stock.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash provided by financing activities was $86.6 million for 2016 which was primarily from the sale of common stock and warrants under the private placements in the second quarter of 2016, from the sale of common stock under our ATM facility and from the proceeds from option exercises, partially offset by the payment of principal payments under our amended and restated loan and security agreement as compared to cash used by financing activities of $1.2 million in 2015, which related primarily to payment of deferred compensation partially offset by the proceeds from option exercises.

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

We plan to continue to fund our operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. In November 2014, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”).  During the nine months ended September 30, 2016 we sold approximately $3.6 million in shares of common stock under the ATM Facility.  After the first and second quarter 2016 sales activities, we have the ability to offer up to $46.4 million of additional shares of common stock under the ATM Facility.  Pursuant to these Shelf Registration Statements, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, we cannot be sure that such additional funds will be available on reasonable terms, or at all. If we are unable to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we do not meet our payment obligations to third parties as they come due, we may be subject to litigation claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. Any of these actions could materially harm our business, results of operations, and future prospects.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2016, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Nature of Operations, Summary of Significant Accounting Polices and Business Activities,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

In the normal course of business, we may be named as a defendant in one or more lawsuits. We are not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

On May 13, 2016, WLA filed a derivative action in the Court of Chancery of the State of Delaware (the “WLA Action”) against each of the members of the Board at the time, Henry Ji, William S. Marth, Kim D. Janda, Jaisim Shah, David H. Deming, and Douglas Ebersole (the “Prior Board”) and against the Company as nominal defendant.  After the members of the Prior Board and the Company moved to dismiss, on August 12, 2016, WLA filed an amended complaint containing both direct and derivative claims against each of the members of the Prior Board and against the Company as nominal defendant, alleging, among other things: (1) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Prior Board (the “Subsidiary Options Claim”); (2) breach of fiduciary duty with respect to the Company’s prior announcement that it had entered into a voting agreement with Yuhan Corporation (“Yuhan”) in connection with a transaction through which it purchased $10 million of shares of our common stock and warrants (the “Yuhan Agreement Claim”) ; (3) waste of corporate assets regarding the foregoing; (4) unjust enrichment regarding the foregoing; and (5) violation of 8 Del. C. § 160 based on the Yuhan voting agreement.  The Company believes that the WLA Action is without merit, and will vigorously defend itself against the action. The Company is unable to determine whether any loss will occur with respect to the WLA Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware against each of the members of the Prior Board; George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the Subsidiary Options Claim; and (2) breach of fiduciary duty with respect to the Yuhan Agreement Claim  (the “Williams Action”).  The Company believes that the Williams Action is without merit, and will vigorously defend itself against the action.  The Company is unable to determine whether any loss will occur with respect to the Williams Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

On June 26, 2015, Immunomedics, Inc. (“Immunomedics”) filed a complaint in the United States District Court for the District of New Jersey (the “Immunomedics Action”) against the Board of Directors of Roger Williams Medical Center, Dr. Richard P. Junghans, Dr. Steven C. Katz, the Office of the Board of Advisors of Tufts University School of Medicine, and one or more individuals or entities to be identified later.  This complaint (the "Initial Complaint") alleged, among other things: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) tortious interference with prospective economic gain; (4) tortious interference with contracts; (5) misappropriation; (6) conversion; (7) bailment; (8) negligence; (9) vicarious liability; and (10) patent infringement.  Overall, the allegations in the Initial Complaint were generally directed to an alleged material transfer agreement dated December 2008 and Immunomedics’ alleged request for the return of certain alleged research material.

On October 22, 2015, Immunomedics filed an amended complaint (the "First Amended Complaint"), which, among other things, no longer named the Board of Directors of Roger Williams Medical Center and The Office of the Board of Advisors of Tufts University School of Medicine as defendants. Roger Williams Medical Center and Tufts Medical Center were added as new defendants.  On January 14, 2016, Immunomedics filed a second amended complaint (the "Second Amended Complaint"), which, among other things, no longer named Tufts Medical Center as a defendant.  In addition, the Second Amended Complaint contained allegations directed to two additional alleged material transfer agreements dated September 1993 and May 2010, respectively, and also added an allegation of unjust enrichment.  The Second Amended Complaint also no longer asserted claims for (1) breach of covenant of good faith and fair dealing; (2) misappropriation; (3) bailment; (4) negligence; and (5) vicarious liability.

On October 12, 2016, Immunomedics filed a third amended complaint (the "Third Amended Complaint"), which added the Company, TNK Therapeutics, Inc. (“TNK”), BDL Products, Inc. (“BDL”), and CARgenix Holdings LLC (“CARgenix”) as defendants.  TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015.  The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment.

The Company believes that the Immunomedics Action is without merit and will vigorously defend itself, TNK, BDL, and CARgenix against the action.  The Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or to estimate the range of such potential loss.  Therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.  Furthermore, there is no guarantee that the Company will prevail in this suit or receive any damages or other relief if it does prevail.

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

Sorrento Therapeutics, Inc.

Date: November 9, 2016	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Kevin M. Herde
Kevin M. Herde
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*

License and Collaboration Agreement, dated July 6, 2016, among Les Laboratoires Servier, SAS, Institut de Recherches Internationales Servier and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s (File No. 001-36150) Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016).

10.2	Binding Term Sheet, dated August 2, 2016, among Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Scilex Pharmaceuticals Inc.

10.3	Binding Term Sheet, dated August 15, 2016, among Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Semnur Pharmaceuticals, Inc.

10.4	Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc.

10.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Jaymin Patel, as the Members’ Representative.

10.6	Amendment No. 1 to Stock Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative.

10.7

Unit Purchase Agreement dated August 5, 2016, by and among MedoveX Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the Securities and Exchange Commission on August 8, 2016).

10.8

Registration Rights Agreement, dated August 5, 2016, by and among MedoveX Corporation and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the Securities and Exchange Commission on August 8, 2016).

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