Form 10-Q/A
period 2016-06-30
Sorrento Therapeutics, Inc.
filed 2017-01-17
CIK 850261

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed on August 8, 2016 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to re-file Exhibit 10.7 as revised.

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

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q/A and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date: January 17, 2017	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: January 17, 2017	By:	/s/ Kevin M. Herde
Kevin M. Herde
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.2	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. and Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.3	Common Stock Purchase Warrant issued to Yuhan Corporation on April 29, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.1	Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.2	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.3	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.4	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.5	Voting Agreement, dated as of April 29, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

10.6	Letter Agreement dated June 30, 2016 between Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc.+

10.7*	License and Collaboration Agreement dated July 6, 2016 with Les Laboratoires Servier, SAS and Institut de Recherches Internationales Servier and Sorrento Therapeutics, Inc.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.+

31.2	Certification of Kevin M. Herde, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.+

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Kevin M. Herde, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Previously filed.

5