Form 10-K/A
period 2016-12-31
Sorrento Therapeutics, Inc.
filed 2017-03-27
CIK 850261

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017 (the “Annual Report”).

The Company is filing this Amendment solely for the purposes of: (1) correcting certain clerical errors to the disclosures included under Part II, Item 9A of the Annual Report, (2) deleting information inadvertently included under Part II, Item 9B of the Annual Report as such information had already been previously disclosed by the Company on Current Reports on Form 8-K filed with the SEC on March 20, 2017 and March 21, 2017, (3) amending certain line items in the Company’s Consolidated Statements of Cash Flows included in Part IV, Item 15 of the Annual Report, which were incorrectly stated as a result of inadvertently including a superseded version of the Company’s Consolidated Statements of Cash Flows in the initial filing, and (4) correcting certain minor omissions in footnote 11 to the Company’s Consolidated Financial Statements included in Part IV, Item 15 of the Annual Report.  The amended Consolidated Statements of Cash Flows line items referenced in number (3) above result in an increase in net cash used for operating activities by $36 thousand, as well as corrections to the Supplemental disclosures of non-cash investing and financing activities.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  This Amendment also contains an amended consent of Mayer Hoffman McCann P.C. Accordingly, Part IV, Item 15 of the Annual Report has been amended and restated in its entirety to include the currently dated certifications and amended consent as exhibits.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Annual Report. This Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report.

i

PART II

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, our chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K as a result of the material weakness described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial and accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

Based on these findings and the criteria discussed above, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions.  Specifically, our controls were not properly designed to provide reasonable assurance that we (1) timely identify and assess the accounting implications of terms in unusual or non-recurring agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period. Accordingly, our principal executive officer and principal financial officer concluded that, at December 31, 2016, our internal control over financial reporting was not effective at the reasonable assurance level.

The material weakness did not result in a restatement of previously issued annual consolidated financial statements, but it did result in an immaterial restatement of our quarterly financial information included in Note 19 of the Consolidated Financial Statements incorporated in this Form 10-K.  Notwithstanding the material weakness in our internal control over financial reporting, based on the additional analyses and procedures performed, we believe the consolidated financial statements included in this Form 10-K, are fairly presented in all material respects, in conformity with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting at December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address the Material Weakness

As a result of the material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, improving centralized documentation control, improving the internal communication procedures between senior executive management, accounting personnel, and related business owners, leveraging external accounting experts as appropriate, and strengthening policies and procedures related to the transferring of responsibilities and the handoff of personnel duties. We believe that our remediation measures will ensure that we timely identify terms in agreements that could have material accounting implications, assesses the accounting and disclosures implications of the terms, and accounts for such items in the financial statements appropriately.  Any failure to implement these improvements to our internal control over financial reporting may render our future assertions as ineffective and potentially impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

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

None.

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

10.29

Promissory Note, dated November 1, 2016, issued by Celularity, Inc. to Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.30

Binding Term Sheet, dated November 15, 2016, among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., and Virttu Biologics Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.31**

Loan and Security Agreement, dated November 23, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.32**

First Amendment to Loan and Security Agreement, dated December 27, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.33

Amendment No. 2 to Stock Purchase Agreement, dated as of September 14, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.34**

Second Amendment to Loan and Security Agreement, dated March 2, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.35**

Third Amendment to Loan and Security Agreement, dated March 15, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.2	Consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).
23.3	Amended consent of Mayer Hoffman McCann P.C.

24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.1

Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.2

Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit No.	Description

32.1

Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

32.2	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 27, 2017	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
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

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(In thousands, except for share amounts)

	2016	2015	2014
Operating activities
Net loss	$(63,937)	$(50,074)	$(34,657)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	2,885	2,370	3,184
Non-cash interest expense	164	392	451
Gain on sale of IgDraSol	—	(69,274)	—
Gain on sale of marketable securities	(27,193)	—	—
Stock-based compensation	4,741	6,972	3,940
Acquired in-process research and development	—	12,000	209
Provision for doubtful accounts	—	5	33
Gain or loss on derivative liability	(5,520)	3,360	—
Gain or loss on equity investments	(435)	4,041	—
Gain on contingent liabilities	(8,121)	—	—
Deferred tax provision	982	33,337	(1,702)
Changes in operating assets and liabilities; net of dispositions:
Grants and other receivables	(472)	(176)	(371)
Prepaid expenses and other	40	(1,052)	(979)
Deposits and other assets	(448)	(1,715)	—
Accounts payable	3,714	(2,713)	(497)
Deferred revenue	23,534	9,876	—
Deferred rent and other	(2,535)	—	—
Accrued expenses and other liabilities	1,673	10,582	1,625
Net cash used for operating activities	(70,928)	(42,069)	(28,764)
Investing activities
Purchases of property and equipment	(6,860)	(3,707)	(591)
Proceeds from sale of IgDraSol	—	27,759	—
Investment in SiniWest	(1,000)	—	—
Investment in Cellularity	(5,000)	—	—
Purchase of business, net of cash acquired	(3,842)	—	—
Purchase of MedoveX Investment	(750)	—	—
Investments in common stock	—	(11,500)	(10,000)
Net cash (used in) provided by investing activities	(17,452)	12,552	(10,591)
Financing activities
Net borrowings under loan and security agreement	—	—	7,500
Proceeds from issuance of common stock, net	107,986	—	71,786
Cash payments for treasury shares	(15,639)	—	—
Proceeds from loan and security agreement, net of fees	48,320	(3,095)	—
Payments of debt principal on retired note	(9,451)	—	—
Net payments of deferred compensation	—	(2,000)	—
Sale of a noncontrolling interest	—	49	—
Proceeds from exercise of stock options	524	1,699	304
Net cash provided by (used in) financing activities	131,740	(3,347)	79,590
Net change in cash and cash equivalents	43,360	(32,864)	40,235
Net effect of exchange rate changes on cash	—	—	—
Cash and cash equivalents at beginning of period	39,038	71,902	31,667
Cash and cash equivalents at end of period	$82,398	$39,038	$71,902
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$2	$3,001	$6
Interest paid	$1,342	$1,574	$1,544
Supplemental disclosures of non-cash investing and financing activities:
Scilex acquisition non-cash consideration	$(45,368)	$—	$—
Investment in ImmuneOncia	$(9,608)	$—	$—
SiniWest non-cash consideration	$(2,832)	$—	$—
Roger Williams Medical Center non-cash consideration	$(3,398)	$—	$—
Common stock received in exchange for license	$—	$(100,000)	$—
Contributions to equity method investments made on Company’s behalf	$—	$(60,000)	$—

Property and equipment costs incurred but not paid	$—	$2,396	$—

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

To the extent the Company is unable to execute on these plans, or is unable to amend the Loan Agreement to maintain compliance with the Loan Agreement covenants, the Company would be in default under the Loan Agreement and the outstanding loan balance may be declared immediately due and payable.  Further, the provisions of the Loan Agreement allows for Hercules to exercise a material adverse event clause should the Company incur a material adverse event within the meaning provided by the Loan Agreement, which could include the going concern matters described herein.  Should Hercules invoke the material adverse event clause, the outstanding loan balance may be declared immediately due and payable.  Although reasonably possible, the Company believes that it is not probable that the material adverse event clause associated with the Loan Agreement will be exercised.

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

The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, acquisition consideration payable and derivative instruments. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its acquisitions of Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), Roger Williams Medical Center (“RWMC”), Concortis, Inc., (“Concortis”), BDL, CARgenix, and Scilex. The fair value of the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.

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

The principal significant unobservable inputs used in the valuations of the contingent considerations are the discount rates and probabilities assigned to scenario outcomes. An increase in the discount rate or regulatory milestone will cause a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate will cause an increase in the fair value of the contingent consideration. An increase in the probabilities assigned to certain scenarios will cause the fair value of contingent consideration to increase. Conversely, a decrease in the probabilities assigned to certain scenarios will cause the fair value of contingent considerations to decrease.

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

The Company is accounting for its interest in Celularity as an equity method investment, due to the significant influence the Company has over the operations of Celularity through its minimum 30% voting interest.  The Company’s investment in Celularity is reported in equity method investments on the consolidated balance sheets and its share of Celularity’s income or loss is recorded in income (loss) on equity investments on the consolidated statement of operations.  The financial statements of Celularity are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.  As of December 31, 2016, the carrying value of the Company’s investment in Celularity was approximately $5.0 million.

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

Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center

In April 2016, the Company entered into an immunotherapy research collaboration agreement with Roger Williams Medical Center to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, Roger Williams Medical Center will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted Roger Williams Medical Center $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During the twelve months ended December 31, 2016, the Company recognized approximately $0.5 million in pre-clinical research and development expense pursuant to the agreement.

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

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $387 thousand, $1,481 thousand, and $678 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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