Form 10-K/A
period 2016-12-31
Sorrento Therapeutics, Inc.
filed 2017-04-28
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4955 Directors Place San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 210-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment No. 2”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017 (the “Original Annual Report”), and which was amended by the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, which was originally filed with the SEC on March 27, 2017 (“Amendment No. 1”). The Original Annual Report, as amended by Amendment No. 1, is referred to herein as the “Annual Report”.

The Company is filing this Amendment No. 2 solely for the purposes of: (1) including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Annual Report, (2) re-filing revised redacted versions of Exhibits 10.31 and 10.34, and (3) re-filing unredacted versions of Exhibits 10.32 and 10.35 of the Original Annual Report. As of the date of this Amendment No. 2, the Company does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment No. 2 to include such omitted information as part of the Annual Report.

The references on the covers of the Original Annual Report and Amendment No. 1 to the incorporation by reference to certain portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders into Part III of the Annual Report are hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report and Part IV, Item 15 of the Annual Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 2.

Except as described above, no attempt has been made in this Amendment No. 2 to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment No. 2 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of April 28, 2017, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	52	Director, President and Chief Executive Officer
William S. Marth	62	Chairman
David H. Deming	64	Director
Kim D. Janda, Ph.D.	59	Director
Jaisim Shah	56	Director
Yue Alexander Wu, Ph.D.	53	Director

Henry Ji, Ph.D. co-founded and has served as a director of Sorrento Therapeutics, Inc. since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, and as its Chief Executive Officer and President since September 2012. Dr. Ji also served as our Secretary from September 2009 to June 2011. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji previously served as a director of NantKwest, Inc. from December 2014 through November 25, 2015. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 18 years of biotechnology and biopharmaceutical experience to his position on our Board. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in our day-to-day operations as our Chief Executive Officer and President, allows him to bring to our Board a broad understanding of the operational and strategic issues we face.

William S. Marth has served as a director of our Company since January 2014. He has served as a director of Albany Molecular Research, Inc. since June 2012 and President and Chief Executive Officer since January 1, 2014. Mr. Marth was President and Chief Executive Officer of Teva – Americas through the end of 2012. He previously served as President and Chief Executive Officer of Teva North America from January 2008 to June 2010, as President and Chief Executive Officer of Teva USA from 2005 to 2008 and was previously Executive Vice President and Vice President of Sales and Marketing for Teva USA. Mr. Marth played a significant role in establishing Teva as a leading specialty pharmaceutical company and being ultimately recognized as the worldwide No. 1 producer of generic drugs. In his role, he led the respiratory, neuroscience, oncology and women’s healthcare divisions, as well as Latin America and Canada. He was a member of Teva’s global executive management team and Teva Americas’ board of directors from 2007 until 2013. He brings to this role his global experience in strategic planning, investor relations, research and development, supply chain and regulatory matters. He played a key role in building Teva to a $12 billion business and in the strategy behind the acquisitions of Cephalon for $6.8 billion and Barr Pharmaceuticals for $7.4 billion. Prior to joining Teva USA, he held various positions with the Apothecon division of Bristol-Myers Squibb. Mr. Marth, who earned his B.Sc. in Pharmacy from the University of Illinois in 1977 and his M.B.A. in 1989 from the Keller Graduate School of Management, DeVry University, is a licensed pharmacist and serves on various other boards and committees, including serving on the board of directors of Galmed Pharmaceuticals Ltd. since March 2014. The University of the Sciences in Philadelphia and the Board of Ambassadors for John Hopkins’ Project RESTORE. In addition, Mr. Marth served as the Chairman of the Board of the Generic Pharmaceutical Association (GPhA) in 2008 and 2009 and the American Society for Health-System Pharmacists (ASHP) in 2010.

We believe Mr. Marth’s industry expertise, significant transactional expertise and commercial leadership experience provide valuable insight and perspective to our Board and Company.

David H. Deming has served as a director of our Company since May 2015. Since March 2013, Mr. Deming has been a banker with TAG Healthcare Advisors, LLC, a boutique financial advisory firm serving the pharmaceutical, biotech and medical device industries. Mr. Deming started his career at J.P. Morgan in 1976 and was a managing director in charge of the Global Healthcare Investment Banking Group from 1991 to 2013. Mr. Deming is a director of Albany Molecular Research, Inc, Cutanea Life Sciences, Inc. and IRX Therapeutics, Inc.

We believe that Mr. Deming’s significant transactional and financial experience and relationships in the healthcare field qualify him to serve on our Board.

Kim D. Janda, Ph.D. has served as a director of our Company since April 2012. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioorg & Med. Chem., PloS ONE and serves, or has served, on numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.

Dr. Janda has almost 25 years of experience in life sciences and very strong technical expertise relating to the discovery and development of antibody therapeutics, which gives him a unique understanding of the research challenges and opportunities facing our company. As an experienced scientist and inventor on multiple patents in the life sciences industry, Dr. Janda brings critical insights into the operational requirements of a discovery and development company as well as to our overall business and strategies relating to our ongoing development efforts, and serves as the chair of our Scientific Advisory Board.

Jaisim Shah has served as a director of our Company since September 2013. He has more than 25 years of global biopharma experience including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. Mr. Shah currently serves as the Chief Executive Officer and board member at Semnur Pharmaceuticals. Prior to Semnur, Mr. Shah was a consultant to several businesses, including Sorrento Therapeutics, and was the Chief Business Officer of Elevation Pharmaceuticals, where Mr. Shah led a successful sale of Elevation to Sunovion in September 2012. Prior to Elevation, Mr. Shah was president of Zelos Therapeutics, where Mr. Shah focused on financing and business development. Prior to Zelos, Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech and PDL BioPharma where he completed numerous licensing/partnering and strategic transactions with pharmaceutical and biotech companies. Prior to PDL, Mr. Shah was at Bristol-Myers Squibb, most recently as Vice President of Global Marketing where he received the “President’s Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche in international marketing and was global business leader for corporate alliances with Genentech and Idec. Mr. Shah holds an M.A. in Economics from the University of Akron and an M.B.A. from Oklahoma University.

We believe that Mr. Shah’s extensive operational, executive and business development experience qualifies him to serve on our Board.

Yue Alexander Wu, Ph.D. has served as a director of our Company since August 2016. Dr. Wu is co-founder, President, Chief Executive Officer and Chief Scientific Officer of Crown Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a banker with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. since June 2013. Dr. Wu received his Ph.D. in Molecular Cell Biology and his MBA from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China.

We believe that Dr. Wu’s scientific background and business experience qualify him to serve on our Board.

Legal Proceedings with Directors

There are no legal proceedings related to any of our directors which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Agreements with Directors

None of our directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Messrs. Deming and Marth and Dr. Wu. Mr. Deming serves as the Chairperson of the Audit Committee.

Our Board has determined that Mr. Deming is an audit committee financial expert, as defined under applicable SEC rules, and that Messrs. Deming and Marth and Dr. Wu meet the background and financial sophistication requirements under the rules of The NASDAQ Stock Market LLC. In making these determinations, the Board made a qualitative assessment of each of Messrs. Deming’s and Marth’s and Dr. Wu’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders that was filed with the SEC on May 13, 2016.

Executive Officers

The names of our executive officers and their ages as of April 28, 2017, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	52	Chief Executive Officer, President and Director
Kevin M. Herde	45	Executive Vice President & Chief Financial Officer
George K. Ng	43	Executive Vice President, Chief Administrative Officer & Chief Legal Officer
Jeffrey Su, Ph.D.	53	Executive Vice President & Chief Operating Officer
Jerome Zeldis, M.D., Ph.D.	67	Chief Medical Officer and President of Clinical Development
Miranda Toledano	40	Executive Vice President, Corporate Development

Kevin M. Herde. Kevin M. Herde has been our Executive Vice President & Chief Financial Officer since April 2016. From 2012 to February 2016, Mr. Herde was the Vice President of Global Blood Screening and Alliance Management for Hologic, Inc. From April 2002 to August 2012, Mr. Herde served in numerous finance roles with Gen-Probe Incorporated, ultimately as the Vice President of Finance and Corporate Controller. Prior to his 14 years at Gen-Probe and Hologic, Mr. Herde also served in multiple management roles in finance for Gateway, a global computer and technology company, and was an Audit Manager for KPMG LLP. Mr. Herde holds a Bachelor of Business Administration degree from the University of San Diego and is a Certified Public Accountant (CPA).

George K. Ng. George K. Ng has been our Executive Vice President, Chief Administrative Officer & Chief Legal Officer since March 2015. From 2012 to 2015, Mr. Ng was Senior Vice President & General Counsel at BioDelivery Sciences International, Inc. From 2010 to 2012, Mr. Ng was in private practice as a partner with two AMLAW 200 law firms, where he had leadership roles, including establishing the life sciences practice group for one firm and heading it as the firmwide co-chair. From to 2007 to 2010, Mr. Ng served in numerous legal, compliance, IP and management roles with Spectrum Pharmaceuticals, Inc., ultimately as the Head of Legal, Chief Compliance Officer & Chief IP Counsel. Prior to 2007, Mr. Ng also served in various management and legal roles for Alpharma Inc. (now a part of Pfizer Inc.) and multiple law firms. Mr. Ng obtained his J.D. from the University of Notre Dame and a B.A.S. in Biochemistry and Economics from the University of California, Davis.

Jeffrey Su, Ph.D. Jeffrey Su, Ph.D. has been our Executive Vice President & Chief Operating Officer since October 2015. From March 2011 to October 2015, Dr. Su was Chief Scientific and Development Officer for Cytovance Biologics Inc. and from August 2009 to February 2011, he was Vice President of Bioanalytical and Process Development at Cytovance Biologicals Inc. He was the Vice President, Product Development for Femta Pharmaceuticals Inc. from June 2008 to May 2009. From January 2007 to May 2008, he was the Deputy Director, Manufacturing Technologies for Sanofi Pasteur Inc.; from August 2004 to November 2006, he was the Senior Director, Manufacturing and Controls, New Products for Cancervax Corp.; from February 2003 to July 2004, he was the Director of Process and Analytical Development for The Dow Chemical Company; from October 2000 to February 2003, he was the Associate Director, Protein Chemistry, for Tanox Inc.; from January 1999 to August 2000, he was the Assistant Director, DSP for Medarex and from April 1995 to December 1998, he was Scientist and Group Leader for Human Genome Sciences Inc. Dr. Su has a Ph.D. in Chemistry from Carleton University in Canada and a M.Sc. in Chemistry from Nankai University in China.

Miranda Toledano. Miranda Toledano has been our Executive Vice President of Corporate Development since September 2016. Ms. Toledano joined us with 18 years of principal investment, financing and strategic advisory experience in the biopharmaceutical sector. From 2012 until joining us in September 2016, Ms. Toledano served as Head of Healthcare Investment Banking at MLV & Co., now an FBR company, where she completed over 110 IPO and follow on equity offerings totaling over $4 billion in aggregate value. Prior to joining MLV, Ms. Toledano served in the investment group of Royalty Pharma where she focused on acquiring best in class biologic therapeutics targeting oncology, auto-immune and neurodegenerative indications. From 1998 to 2003, Ms. Toledano served as a Senior Manager at Ernst & Young (Israel) where she established the Life Sciences Corporate Finance group. Ms. Toledano received a BA in Economics from Tufts University and an MBA in Finance and Entrepreneurship from the NYU Stern School of Business.

Jerome Zeldis, M.D., Ph.D. Jerome Zeldis, M.D., Ph.D. has been our Chief Medical Officer and President of Clinical Development since August 2016. Dr. Zeldis joined Sorrento after a nearly 20-year career at Celgene during which he was instrumental in growing Celgene into one of the leading global biopharmaceutical companies. Prior to joining us, Dr. Zeldis held the position of Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene. In that capacity, Dr. Zeldis oversaw clinical trials using Celgene’s molecules. Prior to Celgene, Dr. Zeldis was the Associate Director of Clinical Research at Sandoz Research Institute and the Director of Medical Development at Janssen Pharmaceutical Research Institute. Dr. Zeldis received his medical training in Internal Medicine at the UCLA Center for the Health Sciences and was a clinical and research fellow in gastroenterology at Massachusetts General Hospital and Harvard Medical School. Additionally, he served as an Assistant Professor of Medicine at Harvard Medical School, an Associate Professor of Medicine at the University of California, a Clinical Associate Professor of Medicine at Cornell Medical School, and a Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, NJ. Dr. Zeldis holds BA and MS degrees from Brown University, and M.Phil., M.D., and Ph.D. degrees from Yale University. Dr. Zeldis has published 122 peer-reviewed articles and is a named inventor on 43 US patents. He currently serves as Chairman of the board of Alliqua, Semorex, and Trek Therapeutics, Vice Chairman of MetaStat and serves on the boards of Kalytera Therapeutics, BioSig Technologies, IR Biosciences Holdings, PTC Therapeutics and Soligenix.

Family Relationships

There are no family relationships between or among any of our executive officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, other than a Form 3 and Form 4 filed on behalf of Dr. Zeldis that were due in August 2016 and were filed in November 2016.

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

Role of Compensation Consultant

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2016, the Compensation Committee engaged Frederick W. Cook &Co, Inc. (“FW Cook”), a compensation consulting firm, to review and advise on our compensation practices. The Compensation Committee assessed the independence of FW Cook pursuant to SEC rules and concluded that the work of FW Cook has not raised any conflict of interest. FW Cook prepared a report dated August 2016 (the “August 2016 Report”) that surveyed the compensation policies of our peer group, including compensation and benefits of our key employees, and comparing the results of the survey with our existing compensation practices. The Compensation Committee used the August 2016 Report as one factor for determining the compensation of our named executive officers during 2016 in order to ensure that the compensation for our named executive officers was set at competitive levels. The Compensation Committee also relied on its members’ collective experience and expertise in determining the appropriate levels of compensation.

With respect to compensation determinations made in 2016, our peer group consisted of the following companies, which were determined to: (i) generally have similar revenues as us; (ii) generally have similar market capitalization as us, (iii) generally have the same operating income as us, and (iv) generally have the same number of employees as us:

Advaxis, Inc.	Fortress Biotech, Inc.

Agenus Inc.	ImmunoGen, Inc.

Arrowhead Pharmaceuticals, Inc.	Immunomedics, Inc.

Bellicum Pharmaceuticals, Inc.	Inovio Pharmaceuticals, Inc.

BioTime, Inc.	Juno Therapeutics Inc.

bluebird bio, Inc.	Kite Pharma, Inc.

Coherus BioSciences, Inc.	Lion Biotechnologies, Inc.

Curis, Inc.	NantKwest, Inc.

CytomX Therapeutics, Inc.	OncoMed Pharmaceuticals, Inc.

Dynavax Technologies Corporation	ZIOPHARM Oncology, Inc.

The Compensation Committee pre-approved the peer group to ensure it reflected relevant market capitalization and other factors, including our then-current circumstances.

FW Cook reviewed and advised on all principal aspects of the executive and Board compensation program. Its main responsibilities were to:

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

In setting 2016 compensation, the Compensation Committee reviewed the market data presented in the August 2016 Report and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each executive may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity amongst our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.

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

Base Salary

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

Based on a review of Dr. Ji’s individual performance since joining us in 2006 and the competitive market base pay data for CEOs included in our peer group in the August 2016 Report, effective August 12, 2016, the Compensation Committee increased Dr. Ji’s annual base salary to $550,000. On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to an option to purchase 500,000 shares of common stock granted to Dr. Ji on August 12, 2016. In connection with the rescission of the 200,000 shares subject to the option, the Compensation Committee determined: (a) to increase Dr. Ji’s salary to $600,000 with retroactive effect to January 1, 2016, and (b) to award Dr. Ji a one-time $200,000 cash bonus.

Based on a review of the competitive market base pay data for chief financial officers included in our peer group in the August 2016 Report, effective August 12, 2016, the base salary of Mr. Herde, our Chief Financial Officer, was increased from $300,000 to $330,000.

Mr. Ng, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer, is a party to an employment agreement with us dated December 8, 2014 pursuant to which we pay him an annual base salary of $450,000. There were no changes to Mr. Ng’s base salary during 2016.

Based on a review of the competitive market base pay data for chief operating officers included in our peer group in the August 2016 Report, effective August 12, 2016, the base salary of Dr. Su, our Executive Vice President and Chief Operating Officer, was increased from $400,000 to $414,000 with retroactive effect to January 1, 2016.

Dr. Zeldis, our Chief Medical Officer and President of Clinical Development, is paid an annual base salary of $275,000 pursuant to an offer letter dated August 9, 2016.

Variable Pay

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

2016 Bonuses

Under the terms of our employment agreement with Dr. Ji, Dr. Ji’s target annual bonus is equal to 55% of his annual salary. Our employment agreements with each of Mr. Herde, Mr. Ng and Dr. Su each provide that the applicable named executive officer’s target annual bonus is equal to 35% of his respective annual salary. Our offer letter with Dr. Zeldis provides that Dr. Zeldis’ annual target bonus is equal to 40% of his annual salary.

As of this date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2016. We expect the Compensation Committee to assess 2016 performance and determine the 2016 annual bonus awards for our executive officers in May 2017. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2016 annual bonus amounts within four business days after the Compensation Committee has assessed 2016 performance and determined the 2016 annual bonus awards for our named executive officers.

Equity-Based Incentives

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

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest over: (i) a four-year period with 25% vesting on each anniversary of the grant date, or (ii) a four-year period with 1/4 of the shares vesting on the first anniversary of the applicable vesting commencement date, and 1/48 of the shares vesting thereafter on a monthly basis. All equity awards to our employees, including named executive officers, and to directors, have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of common stock on the grant date.

In March 2016 and August 2016, the Compensation Committee decided to grant long-term equity based incentives in the form of options to purchase shares of common stock to our then current named executive officers. The Compensation Committee considered the August 2016 Report and other data in determining the number of options granted to our named executive officers in August 2016. It is our view that option based awards best align with the interest of our stockholders. The equity awards granted to our named executive officers in 2016 are set forth in the 2016 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2016 table contained herein.

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

Hedging Policy

Our Insider Trading and Window Period Policy prohibits our directors, officers and employees, and their family members, from engaging in hedging transactions involving our securities.

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2015 annual meeting of stockholders, held on June 4, 2015, our stockholders approved the compensation of our named executive officers on an advisory basis. We will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”), imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers, excluding the Chief Financial Officer, unless certain specific and detailed criteria are satisfied. Performance-based compensation, as defined in the Code, is fully deductible if the programs are approved by stockholders and meet other requirements. In general, we have determined that, at this time, we will not seek to limit executive compensation so that it is deductible under Section 162(m) of the Code. However, from time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m) of the Code. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee will continue to assess the impact of Section 162(m) of the Code on our compensation practices and determine what further action, if any, is appropriate.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our Principal Executive Officer at any time during fiscal year 2016, each person who served as our Principal Financial Officer at any time during fiscal year 2016 and the three other highest paid executive officers whose total annual salary and bonus exceeded $100,000 for fiscal year 2016 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Option Awards ($)(2)		All Other Compensation ($)(3)		Total ($)
Henry Ji, Ph.D.	2016	600,000	(3)	200,000	(4)(5)	1,669,000	(6)	—		2,469,000
Chief Executive Officer	2015	500,000		575,000		1,968,800		—		3,043,800
and President	2014	425,000		157,500		286,000		—		868,500
Douglas Langston	2016	200,347		—		38,591	(8)	75,104	(9)	314,042
Former Vice President,	2015	250,000		123,603		777		—		374,380
Finance(7)	2014	179,166		—		140,150		—		319,316
Kevin Herde EVP and Chief Financial Officer(10)	2016	233,977		—	(5)	557,700	(11)	—		791,677
George K. Ng	2016	450,000		—	(5)	581,800		101,491	(13)	1,133,291
EVP and Chief	2015	306,875		468,699		19,600		—		795,174
Administrative Officer and Chief Legal Officer(12)	2014	—		—		648,000		—		648,000
Jeffrey Su, Ph.D.	2016	414,000		100,000	(5)(15)	581,800		—		1,095,800
EVP and Chief Operating Officer(14)	2015	83,333		81,667		702,070		—		867,070
Jerome Zeldis, M.D., Ph.D. Chief Medical Officer and President of Clinical Development(16)	2016	103,128		—	(5)	858,000		—		961,128

___________________

(1)	The amounts in the “bonus” column for 2015 and 2014 in our definitive proxy statements filed with the SEC on May 13, 2016 and April 30, 2015, respectively, erroneously reported amounts paid during the respective fiscal year rather than amounts earned for such fiscal years. Accordingly, the amounts in the “bonus” column for 2015 and 2014 have been corrected to reflect amounts earned for services rendered in such years.

(2)	These amounts represent the aggregate grant date fair value of awards for grants of options and warrants to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 13 to the financial statements included in this Annual Report on Form 10-K. These amounts represent the aggregate grant date fair value of awards for grants of options and warrants to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718.

(3)	The amounts included in the “All Other Compensation” and “Total” columns for 2015 and 2014 in our definitive proxy statements filed with the SEC on May 13, 2016 and April 30, 2015, respectively, erroneously included health and welfare benefits that do not discriminate in scope, terms or operation in favor of executive officers or directors of the Company and that are generally available to all of our salaried employees. Such amounts are not included in the “All Other Compensation” and “Total” columns of this Summary Compensation Table.

(4)	On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to an option to purchase 500,000 shares of common stock granted to Dr. Ji on August 12, 2016. In connection with the rescission of the 200,000 shares subject to the option, the Compensation Committee determined: (a) to increase Dr. Ji’s salary to $600,000 with retroactive effective to January 1, 2016, and (b) to award Dr. Ji a one-time $200,000 cash bonus.

(5)	Does not include for 2016 the amount of any annual bonuses that may be awarded to our named executive officers as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2016. See “—Elements of Compensation—Variable Pay—2016 Bonuses” above for a discussion of the target bonus amounts for each named executive officer for fiscal year 2016. We expect the Compensation Committee to assess 2016 performance and determine the 2016 annual bonus awards for our executive officers in May 2017. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2016 annual bonus amounts within four business days after the Compensation Committee has assessed 2016 performance and determined the 2016 annual bonus awards for our named executive officers.

(6)	On August 12, 2016, Dr. Ji was granted an option to purchase 500,000 shares of the Company’s common stock. On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to such option. The grant date fair value of the full 500,000 shares of the Company’s common stock subject to the option is included in this column.

(7)	Mr. Langston served as our Vice President, Finance from March 3, 2014. He served as our Principal Financial and Accounting Officer from June 23, 2015 until April 5, 2016. Mr. Langston’s employment with the Company terminated on September 15, 2016.

(8)	The option awards granted to Mr. Langston during the fiscal year ended December 31, 2016 were forfeited upon the termination of Mr. Langston’s employment with the Company on September 15, 2016 as they had not yet vested.

(9)	Consists solely of severance payments.

(10)	Mr. Herde’s employment with us commenced in April 2016.

(11)	Includes options granted by our subsidiary, LA Cell, Inc., to purchase 100,000 shares of LA Cell, Inc. common stock.

(12)	Mr. Ng entered into an employment agreement with us in December 2014 and his employment with the Company commenced in April 2015.

(13)	Consists of $62,440 for a housing allowance and a tax gross-up in the amount of $39,051 related thereto.

(14)	Dr. Su’s employment with us commenced in October 2015.

(15)	Consists of a one-time bonus of $100,000 that was awarded to Dr. Su in August 2016 for the successful completion of the licensing transaction with Servier.

(16)	Dr. Zeldis’ employment with us commenced in August 2016.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2016

The following table shows for fiscal year 2016, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price Per Share ($/Sh)	Grant Date Fair Value of Option Awards ($)(1)
Henry Ji, Ph.D.	3/11/2016	100,000		$5.79	$382,000
	8/12/2016	300,000	(2)	$6.52	$1,287,000
Douglas Langston(3)	2/8/2016	100	(4)	$5.93	$391
	3/11/2016	10,000	(4)	$5.79	$38,200
Kevin Herde	4/5/2016	80,000		$6.21	$327,200
	8/12/2016	50,000		$6.52	$214,500
	9/13/2016	100,000	(5)	$0.20	$16,000
George K. Ng	3/11/2016	40,000		$5.79	$152,800
	8/12/2016	100,000		$6.52	$429,000
Jeffrey Su, Ph.D.	3/11/2016	40,000		$5.79	$152,800
	8/12/2016	100,000		$6.52	$429,000
Jerome Zeldis, M.D., Ph.D.(6)	8/12/2016	200,000		$6.52	$858,000

10

______________

(1)	Amount shown in this column does not reflect dollar amounts actually received by our named executive officer. Instead, this amount represents the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amount is described in Note 13 to our financial statements included in this Annual Report on Form 10-K. Our named executive officer will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)	On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to the option to purchase 500,000 shares of the Company’s common stock that was granted to Dr. Ji on August 12, 2016.

(3)	Mr. Langston’s employment with the Company terminated on September 15, 2016.

(4)	The option awards granted to Mr. Langston during the fiscal year ended December 31, 2016 were forfeited upon the termination of Mr. Langston’s employment with the Company on September 15, 2016 as they had not yet vested.

(5)	Represents options granted by LA Cell, Inc.

(6)	Dr. Zeldis joined us as Chief Medical Officer and President of Clinical Development in August 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options/warrants, as well as the exercise prices and expiration dates thereof, as of December 31, 2016. Except for the options/warrants set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2016.

	Option/Warrant Award
Name(1)	Option/ Warrant Grant Date		Number of Securities Underlying Unexercised Options/ Warrant (#) Exercisable	Number of Securities Underlying Unexercised Earned Options/ Warrant (#) Unexercisable	Option/ Warrant Exercise Price ($)(2)	Option/ Warrant Expiration Date
Henry Ji, Ph.D.	2/16/2010		6,000	—	$1.75	2/15/2020
	2/6/2012		10,000	—	$4.00	2/6/2022
	10/29/2013	(3)	87,603	13,397	$8.40	10/29/2023
	10/7/2014	(3)	62,916	37,084	$4.32	10/7/2024
	2/24/2015	(3)	42,556	37,444	$12.78	2/24/2025
	2/24/2015		80,000	—	$12.78	2/24/2025
	10/30/2015	(4)(5)	72,917	427,083	$0.01	10/30/2025
	10/30/2015	(6)(5)	72,917	427,083	$0.01	10/30/2025
	5/11/2015	(7)(5)	98,958	401,042	$0.01	5/11/2025
	5/11/2015	(8)(5)	98,958	401,042	$0.01	5/11/2025
	10/30/2015	(9)(5)	572,917	427,083	$0.25	10/30/2025
	10/30/2015	(10)(11)	1,400,000	8,100,000	$0.01	10/30/2019
	10/30/2015	(12)(11)	1,400,000	8,100,000	$0.01	10/30/2019
	5/11/2015	(13)(11)	1,900,000	7,600,000	$0.01	5/11/2019
	5/11/2015	(14)(11)	1,900,000	7,600,000	$0.01	5/11/2019
	5/11/2015	(15)(11)	1,900,000	7,600,000	$0.25	5/11/2019
	3/11/2016	(3)	26,736	73,264	$5.79	3/11/2026
	8/12/2016	(3)	—	300,000	$6.52	8/12/2026

Kevin Herde(16)	4/5/2016	(3)	20,000	60,000	$6.21	4/5/2026
	8/12/2016	(3)	—	50,000	$6.52	8/12/2026
	9/13/2016	(7)(17)	6,250	93,750	$0.20	9/13/2020

George K. Ng	12/18/2014	(3)	69,500	50,500	$8.16	12/18/2024
	10/30/2015	(4)(18)	29,167	70,833	$0.01	10/30/2025
	10/30/2015	(6)(19)	21,875	53,125	$0.01	10/30/2025
	5/11/2015	(7)(18)	79,167	120,833	$0.01	5/11/2025
	5/11/2015	(8)(18)	79,167	120,833	$0.01	5/11/2025
	10/30/2015	(9)(20)	64,583	35,417	$0.25	5/11/2025
	3/11/2016	(3)	10,694	29,306	$5.79	3/11/2026
	8/12/2016	(3)	—	100,000	$6.52	8/12/2026

Jeffrey Su, Ph.D.	10/23/2015	(3)	18,229	31,771	$8.01	10/23/2025
	7/20/2015	(3)	8,611	11,389	$23.99	7/20/2025
	5/6/2015	(3)	24,167	25,833	$10.41	5/6/2025
	10/30/2015	(6)(19)	64,583	235,417	$0.01	10/30/2025
	5/11/2015	(7)(18)	26,389	40,278	$0.01	5/11/2025
	5/11/2015	(8)(18)	52,778	80,556	$0.01	5/11/2025
	3/11/2016	(3)	10,694	29,306	$5.79	3/11/2026
	8/12/2016	(3)	—	100,000	$6.52	8/12/2026

Jerome Zeldis, M.D., Ph.D.(21)	8/12/2016	(3)	—	200,000	$6.52	8/12/2026

11

_____________________

(1)	Douglas Langston, our former Vice President, Finance, has been excluded from this table because he did not hold any outstanding equity awards as of December 31, 2016. Mr. Langston’s employment with the Company terminated on September 15, 2016.

(2)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.

(3)	All of the options vest and become exercisable over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.

(4)	Represents options granted by Scintilla Pharmaceuticals, Inc.

(5)	50% of options vest upon grant and the remainder vest monthly over 96 months.

(6)	Represents options granted by Sorrento Biologics, Inc.

(7)	Represents options granted by LA Cell, Inc.

(8)	Represents options granted by TNK Therapeutics, Inc.

(9)	Represents options granted by Concortis Biosystems, Corp.

(10)	Represents warrants issued by Scintilla Pharmaceuticals, Inc.

(11)	100,000 warrants vest each month for a period of 40 months beginning on the date of issuance and the remaining warrants vest if certain defined events occur within four years from date of issuance.

(12)	Represents warrants issued by Sorrento Biologics, Inc.

(13)	Represents warrants issued by LA Cell, Inc.

(14)	Represents warrants issued by TNK Therapeutics, Inc.

(15)	Represents warrants issued by Concortis Biosystems Corp.

(16)	Mr. Herde was hired by us as EVP and Chief Financial Officer in April 2016.

(17)	1/48th of the options vest monthly from the date of grant.

(18)	1/3 of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.

(19)	25% of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.

(20)	50% of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.

(21)	Dr. Zeldis joined us as Chief Medical Officer and President of Clinical Development in August 2016.

OPTION EXERCISES AND STOCK VESTED

No stock options were exercised and no shares subject to stock awards vested during the fiscal year ended December 31, 2016.

PENSION BENEFITS-NONQUALIFIED DEFINED CONTRIBUTION AND OTHER
NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during fiscal 2016. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employment, Severance, Separation and Change in Control Agreements

Chief Executive Officer Compensation for Fiscal Year 2016

We are a party to an employment agreement with Dr. Ji, dated September 21, 2012, as amended on October 18, 2012. Initially, pursuant to the terms of the employment agreement for Dr. Ji, his base salary was set at $375,000. On October 18, 2012, Dr. Ji’s base salary was set at $262,500, subject to adjustment. In 2015, Dr. Ji’s salary was set at $500,000. Effective August 12, 2016, Dr. Ji’s salary was increased to $550,000. On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to an option to purchase 500,000 shares of common stock granted to Dr. Ji on August 12, 2016. In connection with the rescission of the 200,000 shares subject to the option, the Compensation Committee determined: (a) to increase Dr. Ji’s salary to $600,000 with retroactive effective to January 1, 2016, and (b) to award Dr. Ji a one-time $200,000 cash bonus. Additionally, his target annual bonus is set at 55% of his annual salary.

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

Employment Agreements with Other Executive Officers

Employment Agreement with Kevin Herde

We are a party to an employment agreement dated April 5, 2016 with Kevin Herde, our Executive Vice President and Chief Financial Officer. The employment agreement for Mr. Herde originally provided for an annual base salary of $300,000. Effective August 12, 2016, Mr. Herde’s salary was increased to $330,000. His target annual bonus is currently set at 35% of his annual salary.

We have the right to terminate Mr. Herde’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Mr. Herde may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Herde will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Mr. Herde is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary payable in accordance with the Company’s standard payroll practices and 12 months of health care benefits continuation at our expense. If we terminate Mr. Herde for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Employment Agreement with George K. Ng

We are a party to an employment agreement dated December 8, 2014 with George K. Ng, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer. The employment agreement for Mr. Ng provides for an annual base salary of $345,000, which was most recently increased to $450,000 in July 2015. Mr. Ng’s employment agreement also provides for the reimbursement of relocation related costs and for a housing allowance of up to $20,000 annually until such time that full relocation has occurred. Additionally, his target annual bonus is currently set at 35% of his annual salary.

We have the right to terminate Mr. Ng’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Mr. Ng may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Ng will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Mr. Ng is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary payable in accordance with the Company’s standard payroll practices and 12 months of health care benefits continuation at our expense. In addition, all of his unvested stock options will immediately vest. If we terminate Mr. Ng for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Employment Agreement with Jeffrey Su, Ph.D.

We are a party to an employment agreement dated October 16, 2015 with Jeffrey Su, Ph.D., our Executive Vice President and Chief Operating Officer. The employment agreement for Dr. Su provides for an annual base salary of $400,000. Effective August 12, 2016, Dr. Su’s salary was increased to $414,000. Additionally, his target annual bonus is currently set at 35% of his annual salary.

We have the right to terminate Dr. Su’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Dr. Su may resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Dr. Su will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also includes provisions regarding severance. If Dr. Su is terminated without cause or resigns for good reason, he will also be entitled to 12 months of his then-applicable base salary payable in accordance with the Company’s standard payroll practices and 12 months of health care benefits continuation at our expense. If we terminate Dr. Su for cause or he resigns without good reason, he shall not be entitled to further compensation. He shall have no obligation to seek other employment and any income so earned shall not reduce the foregoing amounts.

Offer Letter with Jerome Zeldis, M.D., Ph.D.

We are party to an offer letter dated August 9, 2016 with Jerome Zeldis, M.D., Ph.D., our Chief Medical Officer and President of Clinical Development. The offer letter for provides that Dr. Zeldis is employed by us on a part-time (20 hours per week) basis and that Dr. Zeldis is entitled to an annual base salary of $275,000. Additionally, the offer letter provides that Dr. Zeldis’ annual target bonus shall be equal to 40% of his annual salary. In accordance with the terms of the offer letter, on August 12, 2016, Dr. Zeldis was granted options to purchase 200,000 shares of our common stock.

Dr. Zeldis’ offer letter does not provide for payments or benefits upon termination or a change in control.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2016 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2016. The closing price of our common stock, as reported on the NASDAQ Capital Market, was $4.90 on December 30, 2016. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from Sorrento.

Henry Ji, Ph.D.

By Sorrento Without Cause or by Dr. Ji for Good Reason
Cash Payments	$600,000
Continuation of Benefits	20,400
Total Cash Benefits and Payments	$620,400

Kevin Herde

By Sorrento Without Cause or by Mr. Herde for Good Reason
Cash Payments	330,000
Continuation of Benefits	$20,400
Total Cash Benefits and Payments	$350,400

George K. Ng

By Sorrento Without Cause or by Mr. Ng for Good Reason
Cash Payments	450,000
Continuation of Benefits	$20,400
Total Cash Benefits and Payments	$470,400

Jeffrey Su, Ph.D.

By Sorrento Without Cause or by Dr. Su for Good Reason
Cash Payments	$414,000
Continuation of Benefits	20,400
Total Cash Benefits and Payments	$434,400

Jerome Zeldis, M.D., Ph.D.

Dr. Zeldis’s offer letter does not provide for payments or benefits upon termination or a change in control.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2016 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Jaisim Shah	48,226	148,050		—	196,276
Dr. Kim Janda	69,099	148,050		—	217,149
William Marth	97,892	207,270		—	305,162
Douglas Ebersole(2)	43,785	148,050		90,000(3)	281,835
David H. Deming	75,796	180,050	(4)	—	255,846
Yue Alexander Wu(5)	18,750	144,900		—	163,650

______________________

(1)	These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2016, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2016. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 13 to the financial statements included in this Annual Report on Form 10-K. As of December 31, 2016, our non-employee directors held options to purchase the following number of shares of common stock: Mr. Shah – 305,000; Dr. Janda – 132,400; Mr. Marth – 182,000; Mr. Deming – 70,000; and Dr. Wu – 35,000.

(2)	Mr. Ebersole resigned from our Board on August 1, 2016.

(3)	This amount represents severance payments to Mr. Ebersole in connection with the termination of his service as a member of our Board.

(4)	Includes options granted by our subsidiary, LA Cell, Inc., to purchase 200,000 shares of LA Cell, Inc. common stock.

(5)	Dr. Wu was appointed to our Board on August 1, 2016.

Prior Outside Director Compensation Policy

Our prior outside director compensation policy provided that each non-executive director was entitled to receive a $45,000 (or $90,000 in the case of our chairman) annual cash retainer. Further, the chairman of each of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer of $20,000, $20,000 and $10,000, respectively. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer of $8,000, $8,000 and $5,000, respectively. New directors received a one-time initial grant of a stock option to purchase 25,000 shares of common stock upon joining our Board, with all of the options vesting upon the one year anniversary of the date of grant. In addition, each non-executive director received an annual grant of a stock option to purchase 25,000 shares of common stock, which vested monthly over a period of 12 months from the date of grant, subject to continued service through the vesting dates. Further, the chairman of each of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual stock option grant of 6,000, 6,000 and 3,000 shares, respectively. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees received an annual stock option grant of 3,000, 3,000 and 2,000 shares, respectively. Additionally, we reimbursed each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

New Outside Director Compensation Policy

Effective July 11, 2016, we adopted a new compensation policy for our outside directors. Under the new policy, each non-executive director is entitled to receive a $55,000 annual cash retainer, with the amount being increased to $78,000 for any Lead Director and $100,000 for our Board chairman. Further, the chairman of each of our Audit, Compensation and Transaction Committees receives an additional annual cash retainer of $25,000. Other members of our Audit, Compensation and Transaction Committees receive an additional cash retainer of $10,000. In addition, each non-executive director will be entitled to receive an annual grant of a stock option to purchase 35,000 (or 49,000 in the case of our chairman; subject to adjustment to the extent that our Amended and Restated 2009 Stock Incentive Plan limits the number of shares that may be subject to awards granted under the 2009 Plan to any non-employee director in any calendar year) shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Messrs. Marth and Deming and Dr. Wu. During 2016, none of the aforementioned individuals was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Mr. William Marth

Mr. David H. Deming
Dr. Yue Alexander Wu

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act. Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2017, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 31, 2017. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 50,887,102 shares of common stock outstanding as of March 31, 2017, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before May 30, 2017, which is 60 days after March 31, 2017. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Director, Chief Executive Officer and President	2,439,236	(1)	4.8%
Douglas Langston, Former Vice President, Finance(2)	—		—
Kevin Herde, EVP and Chief Financial Officer	27,000	(3)	*
George K. Ng, EVP, Chief Administrative Officer and Chief Legal Officer	144,433	(4)	*
Jeffrey Su, Ph.D., Chief Operating Officer	74,701	(5)	*
Jerome Zeldis, M.D., Ph.D., Chief Medical Officer and President of Clinical Development	10,000	(6)	*
William Marth, Chairman of the Board	168,797	(7)	*
David Deming, Director	70,000	(8)	*
Dr. Kim Janda, Director	125,969	(9)	*
Jaisim Shah, Director	398,200	(10)	*
Yue Alexander Wu, Director	29,944	(11)	*
All Current Officers and Directors as a Group (11 Persons)	3,488,280	(12)	6.7%
5% Stockholders:
Wildcat Capital Management, LLC	2,676,193	(13)	5.3%
Fan Yu	6,487,940	(14)	12.4%

__________________

* Less than 1%.

(1)	Comprised of (i) 39,776 shares of common stock held directly, (ii) 67,931 shares of common stock held by an entity of which Dr. Ji and his wife Vivian Q. Zhang are the sole members and managing directors, (iii) 2,053,162 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, and (iv) 278,367 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.

(2)	Mr. Langston’s employment with the Company terminated on September 15, 2016.

(3)	Comprised of (i) 7,000 shares of common stock held directly, and (ii) 20,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(4)	Comprised of (i) 49,338 shares of common stock held directly, (ii) 3,448 shares of common stock held by Peng Ventures, LLC, (iii) 11,453 shares of common stock held by Ng Cha Family Trust, a family trust of which the Mr. Ng is a co-trustee with his wife, and (iv) 80,194 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(5)	Comprised of (i) 13,000 shares of common stock held directly, and (ii) 61,701 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(6)	Comprised of 10,000 shares of common stock held directly.

(7)	Comprised of 168,797 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(8)	Comprised of 70,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(9)	Comprised of (i) 3,000 shares of common stock held directly, and (ii) 122,969 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(10)	Comprised of (i) 102,631 shares of common stock held directly, and (ii) 295,569 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(11)	Comprised of (i) 5,000 shares of common stock held directly, and (ii) 24,944 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2017.

(12)	Comprised of shares included under “Named Executive Officers and Directors”. None of our other executive officers hold shares of our common stock or stock options that are exercisable within 60 days after March 31, 2017.

(13)	The indicated ownership is based solely on a Schedule 13G filed with the SEC by the reporting person on February 14, 2017. According to the Schedule 13G, the reporting person beneficially owns 2,676,193 shares of common stock. Wildcat – Liquid Alpha, LLC (“WLA”) holds 184,000 shares of common stock (the “WLA Shares”) and Bonderman Family Limited Partnership (“BFLP”) holds 2,492,193 shares of common stock (the “BFLP Shares”). Wildcat Capital Management, LLC (“Wildcat”) may be deemed to beneficially own the WLA Shares and the BFLP Shares based on having voting power, which includes the power to vote or to direct the voting of such shares, and investment power, which includes the power to dispose, or direct the disposition of, such shares, pursuant to the terms of each of the WLA and BFLP operating agreements and an investment management agreement by and between Wildcat and each of WLA and BFLP, respectively. Pursuant to the terms of the investment management agreement, each of WLA and BFLP (i) delegates investment power with respect to the WLA Shares and the BFLP Shares, respectively, to Wildcat and (ii) may direct Wildcat to proscribe a particular investment, investment strategy or investment type. The investment management agreement can be terminated by BFLP or WLA upon 15 days’ prior written notice or by Wildcat upon 90 days’ prior written notice. BFLP owns a majority of the outstanding membership interests of WLA and may be deemed to beneficially own the WLA Shares.

Infinity Q Capital Management, LLC (“IQCM”) may be deemed to beneficially own 123,597 shares of common stock held by Infinity Q Diversified Alpha Fund (“IQDA”) (the “IQDA Shares”) based on having voting power, which includes the power to vote or to direct the voting of such shares, and investment power, which includes the power to dispose, or direct the disposition of, such shares, pursuant to the terms of an investment management agreement by and between IQCM and Trust for Advised Portfolios on behalf of IQDA. Pursuant to the terms of the investment management agreement, IQDA (i) delegates investment power with respect to the IQDA Shares to IQCM and (ii) may direct IQCM to proscribe a particular investment, investment strategy or investment type. The investment management agreement can be terminated by either party upon 60 days’ prior written notice. As the members of IQCM, each of BFLP and Infinity Q Management Equity, LLC (“IQME”) has the right to appoint one manager of IQCM, and each of BFLP and IQME may be deemed to beneficially own the IQDA Shares. Mr. Velissaris is the sole manager of IQME. Because of the relationship of Mr. Velissaris to IQME, Mr. Velissaris may be deemed to beneficially own the IQDA Shares.

Mr. Potter is an officer and the sole member of Wildcat. Because of the relationship of Mr. Potter to Wildcat, Mr. Potter may be deemed to beneficially own the WLA Shares and the BFLP Shares. Messrs. Potter and Velissaris are co-managers, and Chief Executive Officer and Chief Investment Officer, respectively, of IQCM. Because of the relationship of Messrs. Potter and Velissaris to IQCM, each of Messrs. Potter and Velissaris may be deemed to beneficially own the IQDA Shares. IQCM is managed separately and operated independently of Wildcat. IQCM employs its own investment strategy and operates in accordance with its own investment mandate, including the independent exercise of voting and investment powers with respect to securities held directly by IQDA. Accordingly, (i) each of Wildcat and WLA disclaims beneficial ownership of any shares of common stock beneficially owned by IQCM, IQME, IQDA and Mr. Velissaris, (ii) except to the extent indicated herein in respect of shares of common stock that WLA holds, WLA disclaims beneficial ownership of any shares of Common Stock beneficially owned by Wildcat, BFLP and Mr. Potter and (iii) each of IQCM, IQME, IQDA and Mr. Velissaris disclaims beneficial ownership of any shares of Common Stock beneficially owned by Wildcat or WLA, and, except to the extent indicated herein in respect of shares of Common Stock that IQCM, IQME, IQDA or Mr. Velissaris hold, any shares of Common Stock beneficially owned by BFLP and Mr. Potter. The principal business address of each of Wildcat, IQCM, IQME, IQDA, Leonard A. Potter and James Velissaris is 888 7th Avenue, 37th Floor, New York, New York 10106. The principal business address of each of BFLP and WLA is 301 Commerce Street, Suite 3150, Fort Worth, Texas 76102.

(14)	The indicated ownership is based solely on a Schedule 13G filed with the SEC by the reporting person on June 10, 2016. According to the Schedule 13G, the reporting person beneficially owns 5,082,536 shares of common stock and warrants to purchase 1,405,404 shares of common stock. ABG II—SO Limited (“ABG II—SO”) directly holds 397,853 shares of common stock (the “ABG II—SO Shares”). ABG II—SO is a wholly-owned subsidiary of Ally Bridge Group Capital Partners II, L.P. (“ABG II”). ABG Management Ltd. is the manager of ABG II, and Mr. Fan Yu is the sole shareholder and director of ABG Management Ltd.

Ally Bridge LB Healthcare Master Fund Limited (“ABG LB”) directly holds 1,441,441 shares of common stock and warrants to purchase 432,432 shares of common stock (the “ABG LB Shares and Warrants”). Ally Bridge LB Management Limited controls ABG LB, and Mr. Bin Li and Mr. Fan Yu are the shareholders and directors of Ally Bridge LB Management Limited.

ABG SRNE Limited (“ABG SRNE”) directly holds 3,243,242 shares of common stock and warrants to purchase 972,972 shares of common stock (the “ABG SRNE Shares and Warrants”). Ally Bridge Group Innovation Capital Partners III, L.P. (“ABG III”) owns the sole voting share in ABG SRNE. ABG Management Ltd. is the manager of ABG III.

ABG Management Ltd., by virtue of being the manager of ABG II and ABG III, may be deemed to have voting control and investment discretion over the ABG—SO Shares and the ABG SRNE Shares and Warrants. Mr. Bin Li, by virtue of being a director and executive officer of ABG LB, and a director and shareholder of Ally Bridge LB Management Limited, may be deemed to have voting control and investment discretion over the ABG LB Shares and Warrants. Mr. Fan Yu, by virtue of being a director of ABG LB, a director and shareholder of Ally Bridge LB Management Limited, and the sole shareholder and director of ABG Management Litd., may be deemed to have voting control and investment discretion over the ABG II—SO Shares, the ABG LB Shares and Warrants, and the ABG SRNE Shares and Warrants. The address of the principal business office of ABG II—SO, ABG II, ABG LB, Ally Bridge LB Management Limited, ABG SRNE, ABG III, ABG Management Ltd., Mr. Bin Li, and Mr. Fan Yu is Unit 3002-3004, 30th Floor, Gloucester Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,332,876	$7.86	1,414,220	(2)
Equity compensation plans not approved by security holders(3)	3,200	1.12	—
Total	4,336,076	N/A	1,414,220

(1)	Comprised of the 2009 Plan.

(2)	Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Plan to increase the number of common stock authorized to be issued pursuant to the 2009 Plan to 3,760,000. In June 2016, the Company’s stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of common shares authorized to be issued pursuant to the 2009 Plan to 6,260,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2016, 6,260,000 shares were authorized under the 2009 Plan, with 1,414,220 shares remaining available for future issuance under the 2009 Plan.

(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with Related Persons

The following is a description of transactions or series of transactions since January 1, 2016, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.

Joint Venture with Yuhan Corporation

In March 2016, we entered into an agreement with Yuhan Corporation (“Yuhan”) to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of December 31, 2016, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $9.5 million. At the time we entered into the agreement, Yuhan held more than five percent of our outstanding common stock.

2016 Private Investment in Public Entity Financing

On April 3, 2016, we entered into a Securities Purchase Agreement (the “Yuhan Purchase Agreement”) with Yuhan, pursuant to which, among other things, we agreed to issue and sell in a private placement transaction, 1,801,802 shares of our common stock to Yuhan, along with a warrant to purchase 235,294 shares of our common stock, for an aggregate purchase price of $10,000,000. The warrants issued pursuant to the Yuhan Purchase Agreement had an exercise price of $8.50 per share, were immediately exercisable upon issuance, had a term of three years and were exercisable on a cash or cashless exercise basis.

Under the terms of the Yuhan Purchase Agreement, Yuhan had the right to demand, at any time beginning six months after the closing of the transaction contemplated by the Yuhan Purchase Agreement, that we prepare and file with the SEC a registration statement to register for resale Yuhan’s shares of our common stock purchased pursuant to the Yuhan Purchase Agreement and the shares of our common stock issuable upon exercise of Yuhan’s warrants issued pursuant to the Yuhan Purchase Agreement. In addition, we may be required to effect certain registrations to register for resale such shares in connection with certain “piggy-back” registration rights granted to Yuhan.

On April 29, 2016, as a condition to the closing of the transaction contemplated by the Yuhan Purchase Agreement, we entered into a Voting Agreement with Yuhan, pursuant to which Yuhan agreed, among other things, to, at any meeting of our stockholders or in any circumstance upon which the consent of our stockholders is solicited, vote all of the shares acquired pursuant to the Yuhan Purchase Agreement, and any additional shares of our common stock or other voting securities then-beneficially owned by Yuhan, with respect to each matter presented to our stockholders, as instructed to Yuhan by our Board.

On May 2, 2016, we closed our private placement of common stock and warrants with Yuhan for gross proceeds of $10,000,000. Yuhan purchased 1,801,802 shares of our common stock at $5.55 per share and a warrant to purchase 235,294 shares of common stock.  The warrant was exercisable for three years at an exercise price of $8.50 per share.

Scilex Pharmaceuticals, Inc. Acquisition

On November 8, 2016, we entered into a Stock Purchase Agreement with Scilex Pharmaceuticals, Inc. (“Scilex”) and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which we acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, our President and Chief Executive Officer and a member of our Board of Directors, and George K. Ng, our Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.

Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.

On August 15, 2016, we, our subsidiary Scintilla Pharmaceuticals, Inc. (“Scintilla”), and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). As of March 22, 2017, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of a definitive agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions. Jaisim Shah, a member of our Board of Directors, is Semnur’s Chief Executive Officer, a member of Semnur’s Board of Directors, and a stockholder of Semnur.

LA Cell, Inc. Option Grants and Stock Sale

In January 2016, our subsidiary, LA Cell, Inc. (“LA Cell”) granted an option to purchase 200,000 shares of common stock to David Deming, one of our directors, at an initial exercise price of $0.20 per share. Additionally, in September 2016, LA Cell granted options to purchase 150,000 and 100,000 shares of common stock to Miranda Toledano, our Executive Vice President of Corporate Development, and Kevin Herde, our Executive Vice President and Chief Financial Officer, respectively, at an initial exercise price of $0.20 per share. A portion of the shares subject to these stock options typically vest immediately upon grant and the remaining shares vest over two to four years or monthly over four years from the grant date and have a contractual term of ten years.

In addition, in November 2016, LA Cell sold 10,400,000 shares of its common stock for $2,000,000 to an entity of which Dr. Ji and his wife Vivian Q. Zhang are the sole members and managing directors.

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

Board Independence

Our Board has the responsibility for establishing corporate policies and for our overall performance, although it is not involved in our day-to-day operations. Our Board consults with our counsel to ensure that our Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the rules of The NASDAQ Stock Market LLC, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, us, our senior management and our independent registered public accounting firm, our Board has determined that all of our directors, other than Dr. Ji and Mr. Shah, are independent.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to us for the year ended December 31, 2016 by Deloitte, and for the year ended December 31, 2015 by Mayer Hoffman, in each case, our principal accounting firm for such period. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31
	2016		2015
Audit Fees	$660,950	(1)	$453,000	(2)
Audit-Related Fees	—		—
Tax Fees	289,615	(3)	—
All Other Fees	—		—
Total Fees	$950,565		$453,000

_________________

(1)	Audit fees consist of fees billed for professional services by Deloitte for audit and quarterly reviews of our financial statements.

(2)	Audit fees consist of fees billed for professional services by Mayer Hoffman for audit and quarterly reviews of our financial statements and review of our registration statement on Form S-3, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)	Tax fees consist of fees billed for tax advisory services by Deloitte after becoming our principal accounting firm in the second half of fiscal year 2016.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on an individual explicit case-by-case basis before the independent registered public accounting firm are engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of services by Deloitte other than audit services is compatible with maintaining the principal accounting firm’s independence.

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

2.3*	Stock Purchase Agreement, dated November 8, 2016, by and among Sorrento Therapeutics, Inc., Scilex Pharmaceuticals Inc., the stockholders of Scilex Pharmaceuticals Inc. party thereto and SPI Shareholders Representative, LLC, as representative of the stockholders of Scilex Pharmaceuticals Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2016).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2013).

4.3	Amended and Restated Rights Agreement, dated as of December 21, 2015 by and between Sorrento Therapeutics, Inc. and Philadelphia Stock Transfer, Inc., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015).

4.4	Common Stock Purchase Warrant issued to Cambridge Equities, LP. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

4.5	Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.6	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.7	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.8	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.9	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

Exhibit No.	Description

4.10	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. and Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.11	Common Stock Purchase Warrant issued to Yuhan Corporation on April 29, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.12	Voting Agreement, dated as of April 29, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.13	Registration Rights Agreement, dated November 8, 2016, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2016).

4.14	Warrant Agreement, dated November 23, 2016, issued to Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2016).

10.1+	Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 25, 2014).

10.2+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.3±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.5±	2009 Amended and Restated Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Appendix A to the definitive proxy statement filed by Sorrento Therapeutics, Inc. with the Securities and Exchange Commission on May 13, 2016).

10.6±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.7±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.8±	First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.9±	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2013).

10.10	Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

10.11*	Lease dated as of February 3, 2015 by and between HCP University Center West LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

Exhibit No.	Description

10.12+	Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.13*	Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.14*	Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.15	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Jaymin Patel, as the Members’ Representative (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.16*	Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.17	Amendment No. 1 to Stock Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.18	Binding Term Sheet with NanoVelcro Circulating Tumor Cell (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.19+	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.20±	Employment Agreement, dated December 8, 2014, by and between Sorrento Therapeutics, Inc. and George Ng (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2016).

10.21±	Employment Agreement, dated October 16, 2015, by and between Sorrento Therapeutics, Inc. and Jeffrey Su (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2016).

10.22±	Employment Agreement between Sorrento Therapeutics, Inc. and Kevin M. Herde dated as of April 5, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.23	Letter Agreement, dated June 30, 2016, among Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.24+	License and Collaboration Agreement, dated July 6, 2016, among Les Laboratoires Servier, SAS, Institut de Recherches Internationales Servier and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 17, 2017).

10.25	Binding Term Sheet, dated August 15, 2016, among Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.26	Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

Exhibit No.	Description

10.27	Unit Purchase Agreement dated August 5, 2016, by and among MedoveX Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

10.28	Registration Rights Agreement, dated August 5, 2016, by and among MedoveX Corporation and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

10.29	Promissory Note, dated November 1, 2016, issued by Celularity, Inc. to Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.30	Binding Term Sheet, dated November 15, 2016, among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., and Virttu Biologics Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.31**	Loan and Security Agreement, dated November 23, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.32	First Amendment to Loan and Security Agreement, dated December 27, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.33	Amendment No. 2 to Stock Purchase Agreement, dated as of September 14, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.34**	Second Amendment to Loan and Security Agreement, dated March 2, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.35	Third Amendment to Loan and Security Agreement, dated March 15, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.2	Consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.3	Amended consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.3 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.2	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.3 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

31.4	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.4 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

Exhibit No.	Description

31.5	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.6	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

32.2	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.2 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

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

Date: April 28, 2017	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
Director, Chief Executive Officer & President

