Form 10-Q
period 2017-03-31
Sorrento Therapeutics, Inc.
filed 2017-05-15
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4955 Directors Place

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 28, 2017 was 75,309,267.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,919	$82,398
Marketable securities	1,265	1,106
Grants and accounts receivables, net	2,338	1,696
Income tax receivable	1,299	1,289
Prepaid expenses and other, net	3,272	3,165
Total current assets	42,093	89,654
Property and equipment, net	16,958	12,707
Intangibles, net	57,469	64,766
Goodwill	36,903	41,548
Investments in common stock	112,008	112,008
Equity method investments	76,046	76,994
Other, net	3,751	3,909
Total assets	$345,228	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,607	$8,282
Accrued payroll and related benefits	5,001	3,565
Current portion of deferred compensation	—	1,012
Accrued expenses	4,158	4,741
Current portion of deferred revenue	9,666	9,666
Current portion of deferred rent	—	248
Acquisition consideration payable	41,401	48,362
Current portion of debt	—	209
Total current liabilities	71,833	76,085
Long-term debt	26,083	47,107
Deferred tax liabilities	48,764	53,238
Deferred revenue	131,960	134,376
Deferred rent and other	4,482	4,278
Total liabilities	283,122	315,084
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 50,887,102 and 50,882,856 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	304,610	303,865
Accumulated other comprehensive income (loss)	(56)	(118)
Accumulated deficit	(197,316)	(174,252)
Treasury stock, 7,568,182 shares at cost at March 31, 2017, and December 31, 2016, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	57,780	80,037
Noncontrolling interests	4,326	6,465
Total equity	62,106	86,502
Total liabilities and stockholders' equity	$345,228	$401,586

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Grant	$101	$429
Royalty and license	2,417	13
Sales and services	2,356	546
Total revenues	4,874	988
Operating costs and expenses:
Costs of revenues	1,064	359
Research and development	14,883	7,777
Acquired in-process research and development	200	13,000
General and administrative	11,887	4,495
Intangible amortization	627	111
Gain on contingent liability	(461)	(2,740)
Total operating costs and expenses	28,200	23,002
Loss from operations	(23,326)	(22,014)
Gain on marketable securities	159	—
Gain on expiration of derivative liability	—	5,520
Loss on equity investments	(948)	(499)
Interest expense	(1,609)	(307)
Interest income	225	13
Income (loss) before income tax	(25,499)	(17,287)
Income tax expense (benefit)	(1,696)	—
Net income (loss)	(23,803)	(17,287)
Net loss attributable to noncontrolling interests	(739)	(1,637)
Net income (loss) attributable to Sorrento	$(23,064)	$(15,650)

Net income (loss) per share - basic per share attributable to Sorrento	$(0.45)	$(0.41)
Net income (loss) per share - diluted per share attributable to Sorrento	$(0.45)	$(0.41)
Weighted-average shares used during period - basic per share attributable to Sorrento	50,886	37,965
Weighted-average shares used during period - diluted per share attributable to Sorrento	50,886	37,965

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(23,803)	$(17,287)
Other comprehensive income:
Foreign currency translation adjustments	62	—
Unrealized loss on marketable securities, net of tax	—	(36,889)
Total other comprehensive loss	(23,741)	(54,176)
Comprehensive income (loss) attributable to noncontrolling interests	(739)	(1,637)
Comprehensive income (loss) attributable to Sorrento	$(23,002)	$(52,539)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	(1,400)	(2,027)
Issuance of common stock with exercise of options	—	—	—	—	—	—	—	—	—
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	1,342	—	—	—	1,342
Foreign currency translation adjustment	—	—	—	—	—	62	—	—	62
Hercules warrant	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,064)	(739)	(23,803)
Balance, March 31, 2017	50,887,102	$6	7,568,182	(49,464)	$304,610	$(56)	$(197,316)	$4,326	$62,106

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2015	37,771,459	$4	—	—	$184,898	$73,579	$(113,329)	$(4,214)	$140,938
Issuance of common stock with exercise of options	56,676	—	—	—	275	—	—	—	275
Issuance of common stock for private placement and investments, net	560,108	—	—	—	3,486	—	—	—	3,486
Stock-based compensation	—	—	—	—	1,180	—	—	—	1,180
Change in unrealized gain on marketable Securities	—	—	—	—	—	(36,889)	—	—	(36,889)
Net loss	—	—	—	—	—	—	(15,650)	(1,637)	(17,287)
Balance, March 31, 2016	38,388,243	$4	—	—	$189,839	$36,690	$(128,979)	$(5,851)	$91,703

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(23,803)	$(17,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,454	545
Non-cash interest expense	310	63
Gain on marketable securities	(159)	—
Amortization of debt issuance costs	166	—
Stock-based compensation	1,342	1,180
Acquired in-process research and development	—	3,000
Provision for doubtful accounts	—	30
Gain on expiration of derivative liability	—	(5,520)
Loss on equity investments	948	499
Gain on contingent liabilities	(461)	(2,740)
Deferred tax provision	(1,686)	—
Changes in operating assets and liabilities:
Grants and other receivables	(642)	(273)
Accrued payroll	1,436	(1,321)
Prepaid expenses and other	(107)	140
Deposits and other assets	148	—
Accounts payable	2,392	1,787
Deferred revenue	(2,416)	(12)
Deferred rent and other	(44)	—
Accrued expenses and other liabilities	(792)	(277)
Net cash used for operating activities	(21,914)	(20,186)
Investing activities
Purchases of property and equipment	(4,161)	(596)
Net cash (used in) provided by investing activities	(4,161)	(596)
Financing activities
Repayment under the amended loan and security agreement	(21,500)	(1,204)
Payments under deferred compensation arrangements	(1,012)	—
Proceeds from issuance of common stock, net of issuance costs	30	3,486
Purchase of treasury stock	—	—
Proceeds from exercise of stock options	—	275
Net cash provided by (used in) financing activities	(22,482)	2,557
Net change in cash and cash equivalents	(48,557)	(18,225)
Net effect of exchange rate changes on cash	78	—
Cash and cash equivalents at beginning of period	82,398	39,038
Cash and cash equivalents at end of period	$33,919	$20,813
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$—	$1
Interest paid	$1,300	$307
Supplemental disclosures of non-cash investing and financing activities:
Change in unrealized gains or (losses) on marketable securities	$—	$(51,183)
Property and equipment costs incurred but not paid	$933	$12

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Through March 31, 2017, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.

The accompanying condensed consolidated financial statements include the accounts of the Company’s subsidiaries.  For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties.  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal, recurring and necessary for a fair statement of financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2017 fiscal year, or any subsequent period.

2. Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred substantial net losses and negative operating cash flows and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure.

As of March 31, 2017, the Company had a $30.0 million outstanding principal balance on the long term debt associated with the Loan and Security Agreement, dated November 23, 2016, by and among the Company and certain of its domestic subsidiaries (together with the Company, the “Borrowers”) and Hercules Capital, Inc. (“Hercules”), as amended (as so amended, the “Loan Agreement”).  The Loan Agreement contains covenants requiring the Company (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones.  As of March 31, 2017, the Company had $33.9 million of cash and cash equivalents, of which a majority is required to be maintained subject to the minimum cash requirement of the Loan Agreement.  On April 19, 2017, the Company completed a public offering and received net proceeds of approximately $43.5 million as described in Note 18. The Company’s available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements without additional fundraising.  Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable, the Company may have to significantly delay, scale back or discontinue the research, development or commercialization of one or more of its product candidates. The Company may also seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available.

The condensed consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.

Universal Shelf Registration

In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the three months ended March 31, 2017, the Company sold approximately $3.6 million and no shares of common stock under the ATM Facility, respectively.  The Company can offer up to $46.4 million of additional shares of common stock under the ATM Facility, subject to certain limitations.

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

2016 Private Investment in Public Entity Financing

On April 3, 2016, the Company entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, the Company agreed to issue and sell to Ally Bridge and other purchasers that may be designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of the Company’s common stock and warrants to purchase shares of common stock. Upon the closing of the ABG Private Placement, the

Company issued to the ABG Purchasers (1) an aggregate of 9,009,005 shares (the “ABG Shares”) of common stock, and (2) warrants to purchase an aggregate of 2,702,700 shares of common stock (each, an “ABG Warrant”).   Each ABG Warrant had an exercise price of $8.50 per share, was immediately exercisable upon issuance, had a term of three years and was exercisable on a cash or cashless exercise basis.

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

3. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

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

Marketable Securities

Marketable securities are designated either as trading or available-for-sale securities and are accounted for at fair value. Marketable securities are classified as short-term or long-term based on the nature of the securities and their availability to meet current operating requirements. Marketable securities that are readily available for use in current operations and are classified as short-term available-for-sale securities are reported as a component of current assets in the accompanying condensed consolidated balance sheets. Marketable securities that are not trading securities and are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets in the accompanying condensed consolidated balance sheets.

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

All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the three months ended March 31, 2017 and 2016, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable

Grants receivable at March 31, 2017 and December 31, 2016 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.

Accounts receivable at March 31, 2017 and December 31, 2016 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $26 thousand.

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

During the first quarter of 2017, the Company identified an error in the valuation of acquisition consideration associated with the Scilex Pharmaceuticals Inc. (“Scilex”) acquisition, primarily related to the acquisition consideration payable, resulting in an overstatement of acquisition consideration payable of $6.5 million, and a corresponding overstatement of intangible assets of $6.7 million, goodwill of $4.6 million, deferred income tax liability of $2.8 million, additional paid-in capital of $0.6 million, and noncontrolling interest of $1.4 million as of December 31, 2016. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company has corrected this error by recording the adjustment in the Company’s condensed consolidated balance sheet in the quarter ended March 31, 2017.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2016, noting no impairment. There have not been any triggering events indicating the potential for impairment through March 31, 2017.

The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through March 31, 2017.

Acquisition Consideration Payable - Gain on Contingent Liabilities

Acquisition consideration payable relates to the Company’s acquisition of businesses and various other assets and is recorded on the Company’s condensed consolidated balance sheets at fair value and is re-measured at each balance sheet date until such contingent liabilities have been settled, with changes in fair value recorded as gain on contingent liabilities. The Company estimates the fair value of contingent consideration based on level 3 inputs primarily driven by the probability of achieving certain financing or operating related milestones.

The condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and of cash flows for the quarter ended March 31, 2016 have been restated to correct for the effects of an immaterial error in the interim period related to the re-measurement of acquisition consideration payable. As a result of the restatement, an adjustment of $2.7 million to gain on contingent liabilities has been reflected in operating costs and expenses in the condensed consolidated statements of operations for the three months ended March 31, 2016.  This adjustment includes a gain of $991 thousand that relates to 2015 but was recognized in 2016. As a result of this adjustment, the financial results for the quarter ended March 31, 2016 reflect the impact of the adjustment which resulted in a decrease in operating costs and expenses from $25.7 million to $23.0 million, a decrease in net loss attributable to the Company from $18.4 million to $15.7 million, and a decrease in net loss per share from ($0.48) to ($0.41) for the quarter ended March 31, 2016.

Derivative Liability

Derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense.  The Company estimates the fair value of derivative liabilities using the Black-Scholes option pricing model.

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

Acquired In-Process Research and Development Expense

The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Prior to November 8, 2016, all acquired IPR&D was expensed immediately. The acquired in-process research and development related to the business combination of Scilex Pharmaceuticals Inc. (“Scilex”) for which certain products are under development and expected to be commercialized in the near future was capitalized and recorded within “Intangibles, net” on the accompanying condensed consolidated balance sheet. Capitalized IPR&D will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2016 and March 31, 2017, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its Scilex investment.

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

Comprehensive (Loss) Income

Comprehensive loss is primarily comprised of net loss and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities, net of taxes. The Company displays comprehensive loss and its components in its condensed consolidated statements of comprehensive (loss) income.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-02 is effective for  financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations and cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to add guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Specifically, this ASU provides a screen to assist entities in determining when a set should not be considered a business, which screen provides that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar assets, the set is not a business. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not believe the adoption of ASU No. 2017-01 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The Company is currently evaluating the impact that the adoption of ASU No. 2017-04 will have on the Company’s consolidated financial position, results of operations or cash flows.

4. Acquisitions

Acquisition of Scilex Pharmaceuticals Inc.

On November 8, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which, on November 8, 2016, the Company acquired from the Scilex Stockholders, and the Scilex Stockholders sold to the Company, approximately 72% of the outstanding capital stock of Scilex (the “Acquisition”). The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest of which approximately 23% continues to be held by ITOCHU CHEMICAL FRONTIER CORPORATION following the Acquisition.

Scilex focuses on the development and commercialization of specialty pharmaceutical products for the treatment of pain; its lead product, ZTlidoTM, is a branded lidocaine patch formulation being developed for the treatment of chronic pain. ZTlido™ (lidocaine patch 1.8%) will be manufactured by a contract manufacturer.

At the closing of the Acquisition, the Company issued to the Scilex Stockholders that were accredited investors (the “Accredited Scilex Stockholders”) consideration valued at $4.8 million, which consisted primarily of an aggregate of 754,911 shares of the Company’s common stock (the “Common Stock”).  Under the terms of the Purchase Agreement, the Company agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows:

(1) Upon receipt of notice from the U.S. Food and Drug Administration (the “FDA”) that the FDA has accepted Scilex’s resubmitted new drug application for ZTlidoTM for the treatment of postherpetic neuralgia (the “NDA”), the Company will deliver to the Accredited Scilex Stockholders a number of shares of Common Stock equal to the quotient obtained by dividing 10% of the total undiscounted purchase consideration of approximately $47.8 million (the “Adjusted Base Consideration”) by a price (the “FDA Acceptance Price”) equal to the closing market price of one share of Common Stock, as reported by the Nasdaq Stock Market LLC (“Nasdaq”) on the date of Scilex’s receipt of the FDA notice or, if no closing price is reported for such date, the closing price on the last preceding date for which such quotation exists; provided, however, that in no event shall the FDA Acceptance Price be greater than $25.32 or less than $6.33 (in each case as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock).

(2) Upon receipt of notice from the FDA that the FDA has approved the NDA for commercialization, the Company will deliver to the Accredited Scilex Stockholders cash and shares of Common Stock in such proportion to be determined in the Company’s sole discretion, with a total value equal to 80% of the Adjusted Base Consideration (the “FDA Approval Consideration”). To the extent that the Company elects to pay any portion of the FDA Approval Consideration in shares of Common Stock, the number of shares shall be equal to the quotient obtained by dividing (a) the portion of the FDA Approval Consideration to be paid in shares of Common Stock by (b) a price (the “FDA Approval Price”) equal to the closing market price of one share of Common Stock, as reported by Nasdaq on the date of the Scilex’s receipt of the FDA notice or, if no closing price is reported for such date, the closing price on the last preceding date for which such quotation exists; provided, however, that in no event shall the FDA Approval Price be greater than $25.32 or less than $6.33 (in each case as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock). However, in no event may the Company make an election with respect to the FDA Approval Consideration so as to cause the total number of shares of Common Stock issued in connection with the Acquisition to exceed 4.99% of the total number of shares of Common Stock of the Company outstanding as of immediately prior to the Closing (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock), unless the Company has obtained stockholder approval to issue a greater number of shares.

During the first quarter of 2017, the Company identified an error in the valuation of acquisition consideration associated with the Scilex Pharmaceuticals Inc. (“Scilex”) acquisition, primarily related to the acquisition consideration payable, resulting in an overstatement of acquisition consideration payable of $6.5 million, and a corresponding overstatement of intangible assets of $6.7 million, goodwill of $4.6 million, deferred income tax liability of $2.8 million, additional paid-in capital of $0.6 million, and noncontrolling interest of $1.4 million as of December 31, 2016. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company has corrected this error by recording the adjustment in the Company’s condensed consolidated balance sheet in the quarter ended March 31, 2017.

At November 8, 2016, the contingent consideration was valued at $33.5 million, resulting in a total purchase consideration of approximately $38.2 million. The fair value of the contingent consideration is recorded as a current liability and will be adjusted as events and circumstances arise. The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest which was valued at $12.3 million at November 8, 2016.

The consolidated and combined financial statements include the results of operations from this transaction, which have been accounted for as a business combination, and require, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation of the acquired assets resulted in the recognition of identifiable assets of approximately $54.9 million comprised mainly of in-process research and development of $21.9 million and patents of $32.6 million.  The valuation of the acquired liabilities resulted in the recognition of liabilities of approximately $17.9 million comprised mainly deferred tax liabilities of $13.9 million.  The Company recorded goodwill of $13.5 million associated with the acquisition. The amounts in this footnote reflect the adjustment described above. Various factors contributed to the establishment of goodwill, including an assembled workforce.

Acquired In-process Research and Development of BDL

In August 2015, the Company and TNK Therapeutics, Inc., its subsidiary (“TNK”),  entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”).  In accordance with subsequent amendments to the Stock Purchase Agreement, in the event a Qualified Financing does not occur by October 15, 2017 or TNK does not complete an initial public offering of shares of its capital stock by September 15, 2017, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of the Company’s common stock, subject to adjustment in certain circumstances.

Acquired In-process Research and Development of Cargenix

In August 2015,  the Company and TNK entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with CARgenix Holdings LLC (“CARgenix”) and the members of CARgenix (the “Members”) pursuant to which the Members sold all of their membership interests in CARgenix to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A common stock (“TNK Class A Stock”), subject to adjustment in certain circumstances, to be issued to the Members upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”). In accordance with an amendment to the Membership Interest Purchase Agreement entered into in March 2016, in the event a Qualified Financing did not occur by September 15, 2016 or TNK did not complete an initial public offering of shares of its capital stock by October 15, 2016, in lieu of receiving shares of TNK pursuant to the acquisition, the Members would receive an aggregate of 309,917 shares of the Company’s common stock, subject to adjustment in certain circumstances and to account for fractional shares. TNK did not complete a Qualified Financing by the amended financing deadline and the Company issued 309,916 shares of its common stock to the Members on October 7, 2016.

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

Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at March 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$33,919	$33,919	$—	$—
Marketable securities	$1,265	$956	$—	$309
Total assets	$35,184	$34,875	$—	$309

Liabilities:
Acquisition consideration payable	$41,401	$—	$—	$41,401
Total liabilities	$41,401	$—	$—	$41,401

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$82,398	$82,398	$—	$—
Marketable securities	$1,106	$831	$—	$275
Total assets	$83,504	$83,229	$—	$275

Liabilities:
Acquisition consideration payable	$48,362	$—	$—	$48,362
Total liabilities	$48,362	$—	$—	$48,362

The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, acquisition consideration payable and derivative instruments. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its investment in Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), agreement with Roger Williams Medical Center (“RWMC”), and acquisitions of Concortis, Inc., (“Concortis”), BDL, CARgenix and Scilex. The fair value of the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.

The following table includes a summary of the Company’s contingent consideration liabilities associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2017:

(in thousands)	Fair Value
Beginning Balance at December 31, 2016	48,362
Scilex acquisition adjustment (See Note 4)	(6,500)
Contingent consideration – current year acquisitions	—
Re-measurement of Fair Value	(461)
Payment of current year contingent consideration	—
Ending Balance at March 31, 2017	$41,401

The following table includes a summary of the Company’s contingent liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at March 31, 2017:

(in thousands)	Fair Value at March 31, 2017	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
BDL Contingent Consideration	$3,089	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	15.71% 50%
Scilex Contingent Consideration	$33,400	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	9.26% 95%
Concortis Contingent Consideration	$583	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,731	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,598	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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

Fair Value of Other Financial Instruments

The fair value of the debt obligation is measured at fair value using significant other observable inputs (Level 2) at March 31, 2017. The carrying value and fair value of the Company’s debt obligations are as follows (in thousands):

	March 31, 2017
	Carrying Value	Fair Value

Debt Obligations:
Term Loan	26,083	26,083

	$26,083	$26,083

	December 31, 2016
	Carrying Value	Fair Value

Debt Obligations:
Term Loan	47,316	47,316

	$47,316	$47,316

6. Marketable Securities

Marketable securities consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$515	$—	$1,265

	December 31, 2016
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$356	$—	$1,106

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

The Company recorded a gain on trading securities of $159 thousand, representing the difference between the $1.1 million estimated fair value as of December 31, 2016 and the estimated fair value as of March 31, 2017, in the Company’s condensed consolidated statements of operations.  The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at March 31, 2017 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.

The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended March 31, 2017 (in thousands):

Total
Beginning balance at December 31, 2016	$275
Change in fair value of warrant	34
Ending balance at March 31, 2017	$309

Available-for-sale Securities

On July 27, 2015, NantKwest, Inc. (“NantKwest”) completed its initial public offering (“IPO”).  Prior to the IPO the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of investments in common stock on the Company’s consolidated balance sheets.  The common shares were subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933, as amended. As these were short term restrictions, the Company did not apply a marketability discount.  At December 31, 2015, the Company recorded an unrealized gain of $73.6 million, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in NantKwest was revalued on each balance sheet date.  The fair value of the Company’s holdings in NantKwest at December 31, 2015 was a Level 1 measurement.

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

7. Property and Equipment

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Furniture and fixtures	1,077	458
Office equipment	469	326
Machinery and lab equipment	15,744	13,220
Leasehold improvements	5,358	3,625
	22,648	17,630
Less accumulated depreciation	(5,690)	(4,922)
	$16,958	$12,707

Depreciation expense for the quarters ended March 31, 2017 and 2016 was $827 thousand and $190 thousand, respectively.

8. Investments in Common Stock

As of March 31, 2017 and December 31, 2016, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., and Coneksis, Inc. The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three months ended March 31, 2017.

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

The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on its condensed consolidated balance sheets and its share of NANTibody’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of March 31, 2017, the carrying value of the Company’s investment in NANTibody was approximately $39.6 million.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

NANTibody recorded net loss of $1.5 million and $386 thousand for the three months ended December 31, 2016 and 2015, respectively. The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016, respectively.  As of December 31, 2016, NANTibody had $99.8 million in current assets and $789 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.

NantStem

In July 2015, the Company and NantBioScience, a wholly-owned subsidiary of NantWorks, established a new entity called NantCancerStemCell, LLC (“NantStem”) as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in

NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, a related party to NantBioScience (“Cambridge”).

In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2016 and the three months ended March 31, 2017.

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of March 31, 2017, the carrying value of the Company’s investment in NantStem was approximately $18.4 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $2.2 million at March 31, 2017.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

NantStem recorded net loss of $455 thousand and $113 thousand for the three months ended December 31, 2016 and 2015, respectively.  The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016, respectively.  As of December 31, 2016, NantStem had $81.3 million in current assets and $63 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.

Yuhan Agreement

In March 2016, the Company and Yuhan Corporation, a South Korea company (“Yuhan”), entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  Under the terms of the joint venture agreement, Yuhan contributed an initial investment of $10.0 million to ImmuneOncia, and the Company granted ImmuneOncia an exclusive license to one of its immune checkpoint antibodies for specified countries while retaining the rights for the U.S., European and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. During October 2016, funding and operations of ImmuneOncia commenced. Yuhan owns 51% of ImmuneOncia, while the Company owns 49%.

The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of March 31, 2017, the carrying value of the Company’s investment in ImmuneOncia was approximately $9.1 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.5 million at March 31, 2017.

ImmuneOncia recorded net loss of $562 thousand for the three months ended March 31, 2017.  The Company recorded its portion of loss from ImmuneOncia in loss on equity investments on its condensed consolidated statement of operations for the three months ended March 31, 2017.  As of March 31, 2017, ImmuneOncia had $10.0 million in current assets, $257 thousand in current liabilities, $10.1 million in noncurrent assets, and no noncurrent liabilities.

In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.

Celularity Transaction

On November 1, 2016, the Company loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by Celularity to the Company (the “Celularity Note”) in connection with the entry into a nonbinding term sheet by the Company, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). The Celularity Note also provides that, in certain circumstances, the Company shall loan Celularity up to an additional $5.0 million on or prior to October 31, 2017. In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven and converted to equity.

The Company is accounting for its interest in Celularity as an equity method investment, due to the significant influence the Company has over the operations of Celularity through its minimum 30% voting interest.  The Company’s investment in Celularity is reported in equity method investments on the condensed consolidated balance sheets and its share of Celularity’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations. As of March 31, 2017, the carrying value of the Company’s investment in Celularity was approximately $5.0 million.

The financial statements of Celularity are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

Shanghai Three

On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  As of March 31, 2017, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.

The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

Shanghai Three incurred no operating expenses for the three months ended December 31, 2016.  As of December 31, 2016, Shanghai Three had $0.5 million in current assets, $3.0 million in current liabilities, $5.1 million in noncurrent assets, and $4.9 million in noncurrent liabilities.

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

Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of March 31, 2017, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of March 31, 2017.

In June 2016, 3SBio purchased $10.0 million of shares of common stock and warrants as part of the Company’s private placement offering.

10. Goodwill and Intangible Assets

At March 31, 2017 the Company had recorded goodwill of $36.9 million, which reflects the adjustment described in Note 4. At December 31, 2016, the Company had recorded goodwill of $41.5 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2016. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three months ended March 31, 2017 and 2016.

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of March 31, 2017, including the adjustment described in Note 4, and December 31, 2016 is as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$873	$712
Acquired technology	3,410	577	2,833
Acquired in-process research and development	22,134	—	22,134
Patent rights	32,720	930	31,790
Total intangible assets	$59,849	$2,380	$57,469

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$801	$784
Acquired technology	3,410	533	2,877
Acquired in-process research and development	25,404	—	25,404
Patent rights	36,120	419	35,701
Total intangible assets	$66,519	$1,753	$64,766

As of March 31, 2017, the remaining weighted average life for identifiable intangible assets is 15 years.

Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended March 31, 2017 and 2016 was $511 thousand and $1 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.

Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for both the three months ended March 31, 2017 and 2016 was $44 thousand, which has been included in intangibles amortization.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended March 31, 2017 and 2016, was $72 thousand and $66 thousand, respectively, which has been included in intangibles amortization.

Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.

Estimated future amortization expense related to intangible assets at March 31, 2017 is as follows (in thousands):

Years Ending December 31,	Amount
2017	$2,032
2018	3,748
2019	3,858
2020	3,858
2021	3,858
Thereafter	40,115
Total	$57,469

11. Significant Agreements and Contracts

License Agreement with Les Laboratoires Servier

On July 11, 2016, the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using the Company’s fully human immuno-oncology anti-PD-1 mAb STI-A1110 and will provide support for Servier’s initial development efforts. Pursuant to the financial terms of the agreement, the Company received a non-refundable up-front payment of $27.4 million in July 2016, which has been recorded as deferred revenue in the Company’s condensed consolidated balance sheet and may also receive various payments based on commercial sales milestones related to annual sales levels.  The Company will recognize the upfront payment over the expected period of performance of three years.  During the three months ended March 31, 2017, the Company recognized $2.3 million in license fee revenue pursuant to the agreement.

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

In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the condensed consolidated statements of operations, in exchange for the purchase by Mabtech Limited and one or more of its affiliates in June 2016, of $20.0 million of shares of common stock and warrants.  The amended agreement includes additional milestone payments totaling $150.0 million payable following the completion of the technology transfer from Mabtech Limited.

Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center

In April 2016, the Company entered into an immunotherapy research collaboration agreement with Roger Williams Medical Center to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, Roger Williams Medical Center will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted Roger Williams Medical Center $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During the three months ended March 31, 2017, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of March 31, 2017, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

License Agreement with The Scripps Research Institute

In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the three months ended March 31, 2017 and 2016, the Company recorded $27 thousand and $20 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

NIH Grants

In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (“S. aureus” or “Staph”) infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to 2 years. During the three months ended March 31, 2017 and 2016, the Company recorded $101 thousand and $239 thousand of revenue associated with the Staph Grant III Award, respectively.

Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.

On August 15, 2016, the Company’s subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”) and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). The Semnur Binding Term Sheet provides that, contingent upon the execution of a definitive agreement between the parties (the “Definitive Agreement”) and subject to certain conditions, Scintilla will, at the closing of the Semnur Acquisition (the “Semnur Closing”), make an initial payment of $60.0 million (the “Initial Consideration”) to the equityholders of Semnur in exchange for all of the issued and outstanding equity of Semnur. The Initial Consideration will consist of $40.0 million in cash and $20.0 million in shares of the Company’s common stock (the “Semnur Stock Consideration”). The Semnur Binding Term Sheet also provides that the number of shares of the Company’s common stock comprising the Semnur Stock Consideration will be calculated based on the volume weighted average closing price of the Company’s common stock for the 30 consecutive trading days ending on the date that is three days prior to the execution of the Definitive Agreement. $6.0 million of the Semnur Stock Consideration will be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Semnur and its equityholders in connection with the Semnur Acquisition. At the Semnur Closing, the Company will enter into a registration rights agreement with certain of Semnur’s equityholders, pursuant to which the Company will agree to seek the registration for resale of the shares of the Company’s common stock comprising the Semnur Stock Consideration.

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

Under the Semnur Binding Term Sheet, either party may terminate the Semnur Binding Term Sheet.

As of March 31, 2017, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.

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

As of March 31, 2017, the Virttu Acquisition had not closed. See Note 18.

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

In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan: (i) interest rate is 7.95% per annum, and (ii) provided the lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322 thousand, was recorded as debt discount and additional paid-in capital.

On November 22, 2016, the Company paid off all obligations owing under, and terminated, the amended and restated loan and security agreement, as amended (the “Terminated Loan Agreement”). In connection with the repayment and discharge of indebtedness, the Company was required to pay pre-payment fees of approximately $49 thousand, as required by the terms of the Terminated Loan Agreement. The secured interests under the Terminated Loan Agreement were terminated in connection with the Company’s discharge of indebtedness.

On November 23, 2016, the Company and certain of its domestic subsidiaries (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as a lender and agent for several banks and other financial institutions or entities from time to time party to the Loan Agreement (collectively, the “Lenders”) for a term loan of up to $75.0 million, subject to funding in multiple tranches (the “Term Loan”). The Term Loan will mature on December 1, 2020. The proceeds of the Term Loan will be used for general corporate purposes and coincided with the repayment of the outstanding debt financing arrangement with Oxford Finance LLC and Silicon Valley Bank.

The first tranche of $50.0 million was funded upon execution of the Loan Agreement on November 23, 2016. Under the terms of the Loan Agreement, the Borrowers may, but are not obligated to, request additional funds of up to $25.0 million which are available until June 30, 2018, subject to approval by Hercules’ Investment Committee. Pursuant to the terms of the third amendment to the Loan Agreement entered into on March 15, 2017, the Company paid Hercules $1.5 million for a portion of the backend fee. Pursuant to the terms of the fourth amendment to the Loan Agreement entered into on March 23, 2017 (the “Fourth Amendment”), the Company repaid Hercules, without repayment penalty, $20.0 million of the outstanding principal and unpaid interest accrued thereon on March 23, 2017.  The Fourth Amendment also provided for the following: (1) Hercules reduced the minimum amount of unrestricted cash that the Company must maintain under the Loan Agreement, and (2) the parties agreed to change the date by which the Company must achieve a fundraising milestone.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and significant limitations on dividends, indebtedness, liens (including a negative pledge on intellectual property and other assets), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Additionally, the Loan Agreement contains covenants requiring the Borrowers (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20 million of unrestricted cash prior to achieving its corporate and fundraising milestones. The breach of such covenants, in addition to certain other covenants, would result in the occurrence of an event of default. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations, as well as indemnification rights for the benefit of the Lenders. Upon the occurrence of an event of default and following any applicable cure periods, if any, a default interest rate of an additional 5.00% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

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

Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$50,000
Repayment principal and backend fee	(21,500)
Fair value of warrant	(1,377)
Capitalized debt issuance costs	(1,681)
Accretion of debt issuance costs and other	482
Accretion of debt discount	159
Balance at March 31, 2017	$26,083

Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Year Ending December 31,
2017	2,234
2018	9,143
2019	13,570
2020	13,760
Total future minimum payments	38,707
Unamortized interest	(9,566)
Debt discount	(1,377)
Capitalized debt issuance costs	(1,681)
Total minimum payment	26,083
Current portion	—
Long-term debt	$26,083

13. Stock Incentive Plans

2009 Non-Employee Director Grants

In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of March 31, 2017, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.

2009 Stock Incentive Plan

In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In June 2016, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan (as amended and restated, the “Stock Plan”) to increase the number of shares of the Company’s common stock authorized to be issued pursuant to the Stock Plan to 6,260,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement.

The following table summarizes stock option activity as of March 31, 2017 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,332,876	$7.86	$427
Options Granted	53,300	$5.20
Options Canceled	(6,100)	$9.83
Options Exercised	—	$—
Outstanding at March 31, 2017	4,380,076	$7.83	$64

The aggregate intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 were $0 and $66 thousand, respectively.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Weighted-average grant date fair value	$5.20	$5.79
Dividend yield	—	—
Volatility	64%	75%
Risk-free interest rate	2.16%	1.45%
Expected life of options	6.1 years	6.1 years

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

The total employee and director stock-based compensation recorded as operating expenses was $1.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

The total unrecognized compensation cost related to unvested employee and director stock option grants as of March 31, 2017 was $9.0 million and the weighted average period over which these grants are expected to vest is 2.8 years.

The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $28 thousand and $52 thousand for the three months ended March 31, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance consists of the following at March 31, 2017:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,224,138
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	1,402,020
Issuable under BDL acquisition agreement	309,916
Issuable under assignment agreement based upon achievement of certain milestones	80,000
7,728,134

2015 Stock Option Plans

In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of March 31, 2017, 3.0 million options were outstanding.

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

In May 2015, the Company’s subsidiary, LA Cell, Inc. (“LA Cell”), adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of March 31, 2017, 2.1 million options were outstanding.

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

In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of March 31, 2017, 1.8 million options were outstanding.

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

In October 2015, the Company’s subsidiary Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock. and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of March 31, 2017, 1.0 million options were outstanding.

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

In October 2015, the Company’s subsidiary Sorrento Biologics, Inc. (“Biologics”) adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of March 31, 2017, 1.4 million options were outstanding.

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

The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended March 31, 2017 and 2016 was $42 thousand and $42 thousand, respectively. Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of March 31, 2017 was $326 thousand, and the weighted-average period over which these grants are expected to vest is approximately 2.3 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $48 thousand for each of the three months ended March 31, 2017 and 2016.

The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the three months ended March 31, 2017 were as follows: expected dividend yield – 0%, risk-free interest rate – 2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.

2014 Stock Option Plan

In May 2014, the Company’s subsidiary Ark Animal Health, Inc. (“Ark”) adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. As of March 31, 2017, 322,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for each of the three months ended March 31, 2017 and 2016 was $0 thousand. No unrecognized stock-based compensation expense related to unvested stock option grants existed as of March 31, 2017.

14. Derivative Liability

On October 13, 2015, the Company wrote a call option to Cambridge, on up to 2.0 million shares of NantKwest common stock held by the Company (the “Option Agreement”).  As of December 31, 2015, the Company held approximately 5.6 million shares of common stock of NantKwest, par value $.0001 per share, which was classified as available-for-sale and reported in its consolidated financial statements as marketable securities.  The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time in the first quarter of 2016.  There was no contractual option premium associated with this Option Agreement.  The Option Agreement was a derivative as defined in ASC Topic 815 and was recognized at fair value every reporting period the Option Agreement was in effect, with changes in fair value recognized in current operations.

The call option expired unexercised on March 31, 2016 and the Company recorded a gain of $5.5 million upon the cancellation of the derivative liability.

As of March 31, 2017 and December 31, 2016, no derivative liability was recorded on the Company’s condensed consolidated balance sheets.

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

On March 17, 2017, the Company, the members of the Prior Board and WLA entered into a confidential settlement agreement and release (the “Settlement Agreement”) pursuant to which, among other things, each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Actions and WLA agreed to take all actions to seek to dismiss the Actions without prejudice within ten business days following the execution of the Settlement Agreement. As part of the Settlement Agreement, the Company also agreed (1) to terminate all options and warrants currently outstanding in Company subsidiaries that have been granted to Dr. Ji and any other directors of the Company no later than 60 days after the Company’s next annual meeting of stockholders, (2) to grant WLA the right to designate a representative to attend all meetings of the Company’s board of directors in a nonvoting observer capacity, (3) to act in good faith to attempt to add two additional independent directors to the Company’s board of directors, and (4) to pay $400,000 as reimbursement for WLA’s out of pocket fees and expenses.  In addition, WLA agreed to comply with a two-year standstill period, during which WLA is prohibited from engaging in certain actions relating to controlling or influencing the management of the Company.  There was no impact from the termination of the options and warrants for the quarter ended March 31, 2017 as a result of the Settlement Agreement.

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

Additionally, the Company entered into a new lease in San Diego, California for approximately 76,700 square feet of additional corporate office and laboratory space as well as approximately 36,400 square feet for offices, facilities for cGMP fill and finish and storage space. The lease began in February of 2017 and expires in November 2023.

16. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company's U.S. federal and state deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life and an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its Scilex subsidiary.

The Company’s income tax benefit of $1.7 million and $0 reflect effective tax rates of 6.7% and 0% for the three months ended March 31, 2017 and 2016, respectively.

The difference between the expected statutory federal tax benefit of 35% and the 6.7% effective tax benefit for the three months ended March 31, 2017, was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the three months ended March 31, 2017, when compared to the same period in 2016, the increase in the tax benefit and increase in effective income tax rate was primarily attributable to the tax benefit recorded related to the Company’s Scilex investment.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.

As of the March 31, 2017, the Company had approximately $2.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of March 31, 2016, the Company had approximately $1.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 31, 2017 and 2016, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of March 31, 2017.

17. Related Party Agreements

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

In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of March 31, 2017, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $9.1 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Common Stock and warrants.

In June 2016, the Company and TNK entered into a joint venture agreement with 3SBio to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s CAR-T technology targeting CEA positive cancers.  In June 2016, 3SBio purchased $10.0 million of Common Stock and warrants.

On November 8, 2016, the Company entered into a Stock Purchase Agreement with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which the Company acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and George K. Ng, the Company’s Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.

18. Subsequent Events

2017 Public Offering of Common Stock

On April 13, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 23,625,084 shares of the Company’s common stock. The public offering price was $2.00 per share of the Company’s common stock and the Underwriters agreed to purchase the shares of the Company’s common stock pursuant to the Underwriting Agreement at a price of $1.8571 per share. Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 3,543,763 shares of the Company’s common stock at the public offering price.

On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million (excluding any sale of shares of common stock pursuant to the option granted to the Underwriters), after deducting underwriting discounts and commissions and estimated Offering expenses payable by the Company.

Acquisition of Virttu Biologics Limited

On April 27, 2017, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with TNK Therapeutics, Inc., a majority-owned subsidiary of the Company (“TNK”), Virttu Biologics Limited (“Virttu”), the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders (“Dayspring”) pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Acquisition”).

The total value of the consideration payable to the Virttu Shareholders in the Acquisition is equal to $25 million, less Virttu's net debt (the “Adjusted Base Consideration”), plus up to an additional $10 million contingent upon the achievement of certain regulatory milestones (as described below) (the “Regulatory Approval Consideration”).

At the closing of the Acquisition (the “Closing”), the Company issued to the Virttu Shareholders an aggregate of 797,081 shares (the “Closing Shares”) of the Company’s common stock based on a price of $5.55 per share, and agreed to pay the Virttu Shareholders an aggregate of approximately $557,000 in cash within 30 days of Closing (the “Cash Consideration”). The aggregate of the Closing Shares and the payment of the Cash Consideration satisfies TNK’s obligation to pay 20% of the Adjusted Base Consideration at the Closing.

Under the terms of the Purchase Agreement, upon a Qualified Financing, TNK will issue to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Adjusted Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration shall be held in escrow until the Financing Due Date, to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders.

In the event that a Qualified Financing does not occur, then on the Financing Due Date, the Company will issue to the Virttu Shareholders an aggregate number of shares of the Company’s common stock as is equal to the quotient obtained by dividing 80% of the Adjusted Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Company’s common stock after the Closing).

Additionally, under the terms of the Purchase Agreement, within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of the Company’s common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of the Company’s common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.

In connection with the Acquisition, on April 27, 2017, the Company and the Virttu Shareholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to prepare and file one or more registration statements with the Securities and Exchange Commission (the “SEC”) for the purpose of registering for resale the Closing Shares, any additional shares of the Company’s common stock that may be issued by the Company in the event that a Qualified Financing is not consummated in accordance with the Purchase Agreement and any additional shares of the Company’s common stock that may be issued by the Company in the event that one or more of the Regulatory Approvals is obtained (collectively, the “Securities”).

As of the date of this filing, the initial accounting for the acquisition of Virttu has yet to be completed due to the timing of the close and is pending the completion of the appraisal for the assets acquired and liabilities assumed.

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

Recent Developments

Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.

On August 15, 2016, the Company’s subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”) and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla will, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). The Semnur Binding Term Sheet provides that, contingent upon the execution of a definitive agreement between the parties (the “Definitive Agreement”) and subject to certain conditions, Scintilla will, at the closing of the Semnur Acquisition (the “Semnur Closing”), make an initial payment of $60.0 million (the “Initial Consideration”) to the equityholders of Semnur in exchange for all of the issued and outstanding equity of Semnur. The Initial Consideration will consist of $40.0 million in cash and $20.0 million in shares of our common stock (the “Semnur Stock Consideration”). The Semnur Binding Term Sheet also provides that the number of shares of our common stock comprising the Semnur Stock Consideration will be calculated based on the volume weighted average closing price of our common stock for the 30 consecutive trading days ending on the date that is three days prior to the execution of the Definitive Agreement. $6.0 million of the Semnur Stock Consideration will be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Semnur and its equityholders in connection with the Semnur Acquisition. At the Semnur Closing, we will enter into a registration rights agreement with certain of Semnur’s equityholders, pursuant to which we will agree to seek the registration for resale of the shares of our common stock comprising the Semnur Stock Consideration.

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

Under the Semnur Binding Term Sheet, either party may terminate the Semnur Binding Term Sheet.

As of March 31, 2017, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.

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

Public Offering of Common Stock

On April 13, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as representative of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 23,625,084 shares of our common stock. The public offering price was $2.00 per share of our common stock and the Underwriters agreed to purchase the shares of our common stock pursuant to the Underwriting Agreement at a price of $1.8571 per share. Under the terms of the Underwriting Agreement, we also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 3,543,763 shares of our common stock at the public offering price.

On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million (excluding any sale of shares of common stock pursuant to the option granted to the Underwriters), after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

Acquisition of Virttu Biologics Limited

On April 27, 2017, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with TNK Therapeutics, Inc., our majority-owned subsidiary of (“TNK”), Virttu Biologics Limited (“Virttu”), the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders (“Dayspring”) pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Acquisition”).

The total value of the consideration payable to the Virttu Shareholders in the Acquisition is equal to $25 million, less Virttu's net debt (the “Adjusted Base Consideration”), plus up to an additional $10 million contingent upon the achievement of certain regulatory milestones (as described below) (the “Regulatory Approval Consideration”).

At the closing of the Acquisition (the “Closing”), we issued to the Virttu Shareholders an aggregate of 797,081 shares (the “Closing Shares”) of our common stock based on a price of $5.55 per share, and agreed to pay the Virttu Shareholders an aggregate of approximately $557,000 in cash within 30 days of Closing (the “Cash Consideration”). The aggregate of the Closing Shares and the payment of the Cash Consideration satisfies TNK’s obligation to pay 20% of the Adjusted Base Consideration at the Closing.

Under the terms of the Purchase Agreement, upon a Qualified Financing, TNK will issue to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Adjusted Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration shall be held in escrow until the Financing Due Date, to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders.

In the event that a Qualified Financing does not occur, then on the Financing Due Date, we will issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Adjusted Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Closing).

Additionally, under the terms of the Purchase Agreement, within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of our common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of our common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.

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

During the quarter ended March 31, 2017, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 3 to our consolidated financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, as filed with the SEC.

Results of Operations

The following describes certain line items set forth in our condensed consolidated statements of operations.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues. Revenues were $4.9 million for the three months ended March 31, 2017, as compared to $988 thousand for the three months ended March 31, 2016. The net increase of $3.9 million is primarily due to an increase in our sales and services as well as our royalty and license revenues.

In June 2014, the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1 million per year for up to 2 years. During the three months ended March 31, 2017 and 2016, we recorded $101 thousand and $239 thousand of revenue, respectively, associated with the Staph Grant III award.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.

Cost of revenues. Cost of revenues for the three months ended March 31, 2017 and 2016 were $1.1 million and $359 thousand, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $705 thousand is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 and 2016 were $14.9 million and $7.8 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $7.1 million is primarily attributable to increased payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JV’s or other third party agreements.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2017 and 2016 were $200 thousand and $13.0 million, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 and 2016 were $11.9 million and $4.5 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $7.4 million is primarily attributable to higher salaries and related compensation expenses resulting from new hires of approximately $5.0 million and higher legal costs associated with litigation matters of approximately $1.5 million.

We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JV’s or other third party agreements.

Intangible Amortization. Intangible amortization for the three months ended March 31, 2017 and 2016 was $627 thousand and $111 thousand, respectively. The increase in the three months ended March 31, 2017 as compared to the same period in 2016 is due to the intangible assets acquired as part of the Scilex acquisition in the prior quarter.

Loss on equity investments.  Loss on equity investments for the three months ended March 31, 2017 and 2016 was $948 thousand and $499 thousand, respectively.

Interest Expense. Interest expense for the three months ended March 31, 2017 and 2016 was $1.6 million and $307 thousand, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.

Interest Income. Interest income for the three months ended March 31, 2017 and 2016 was $225 thousand and $13 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.

Income tax benefit. Income tax benefit for the three months ended March 31, 2017 and 2016 was $1.7 million and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities.

Net Loss. Net loss for the three months ended March 31, 2017 and 2016 was $23.8 million and $17.3 million, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had $33.9 million in cash and cash equivalents attributable in part to the net proceeds received under the loan and security agreement that we and certain of our domestic subsidiaries (collectively, the “Borrowers”) entered into with Hercules Capital, Inc. (“Hercules”) on November 23, 2016, as amended (as so amended, the “Loan Agreement”).  As of March 31, 2017, we had $26.0 million of long term debt associated with the Loan Agreement. The Loan Agreement contains covenants requiring us (i) to achieve certain fundraising requirements by certain dates, and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones.  The Offering (as described below) satisfied the fundraising requirements and fundraising milestone. We are currently in compliance with these covenants, and have plans in place to maintain compliance with these covenants. To the extent we are unable to execute on these plans to maintain compliance with these covenants, or we are unable to amend the Loan Agreement to maintain such compliance then we would be in default under the Loan Agreement and the outstanding loan balance may be declared immediately due and payable.   If the outstanding loan balance was payable in the next 12 months and we are unable to secure additional sources of financing, we would not have enough cash to fund our operating and capital requirements for the next 12 months. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities. Net cash used for operating activities was $21.9 million for the three months ended March 31, 2017 and is primarily attributable to our net loss of $23.8 million, partially offset by $1.3 million in non-cash activities relating to stock-based compensation. Net cash used for operating activities was $20.1 million for the three months ended March 31, 2016 and primarily reflects a net loss of $17.2 million, partially offset by approximately $1.2 million in non-cash activities relating to stock-based compensation, an increase in acquired in-process research and development and gain on expiration of derivative liability and other non-cash activities.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our joint ventures, collaborations and other third party agreements.

Cash Flows from Investing Activities. Net cash used for investing activities was $4.2 million for the three months ended March 31, 2017 as compared to $0.6 million for the three months ended March 31, 2016. The net cash used related primarily to equipment acquired for research and development activities.

We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.

Cash Flows from Financing Activities. Net cash used in financing activities was $22.5 million for the three months ended March 31, 2017 as compared to net cash provided financing of $2.6 million for the three months ended March 31, 2016, which was primarily due to the repayment associated with the amended loan and security agreement in the current year.

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

In November 2014, we filed an additional universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the three months ended March 31, 2017, we sold approximately $3.6 million in shares of common stock under the ATM Facility, respectively.  We can offer up to $46.4 million of additional shares of common stock under the ATM Facility, subject to certain limitations.

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

On April 13, 2017, we entered into the Underwriting Agreement with the Underwriters, relating to the Offering of 23,625,084 shares of our common stock. The public offering price was $2.00 per share of our common stock and the Underwriters agreed to purchase the shares of common stock pursuant to the Underwriting Agreement at a price of $1.8571 per share. Under the terms of the Underwriting Agreement, we also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 3,543,763 shares of our common stock at the public offering price.

On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million (excluding any sale of shares of common stock pursuant to the option granted to the Underwriters), after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.

If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2017, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Nature of Operations and Business Activities,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of the material weakness described below.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As identified above, a material weakness was identified in our internal control over financial reporting as of March 31, 2017.  Our plans for remediating such material weakness, which would constitute changes in our internal control over financial reporting prospectively, are also enumerated above.

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

On March 17, 2017, the Company, the members of the Prior Board and WLA entered into a confidential settlement agreement and release (the “Settlement Agreement”) pursuant to which, among other things, each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Actions and WLA agreed to take all actions to seek to dismiss the Actions without prejudice within ten business days following the execution of the Settlement Agreement. As part of the Settlement Agreement, the Company also agreed (1) to terminate all options and warrants currently outstanding in Company subsidiaries that have been granted to Dr. Ji and any other director of the Company no later than 60 days after the Company’s next annual meeting of stockholders, (2) to grant WLA the right to designate a representative to attend all meetings of the Company’s board of directors in a nonvoting observer capacity, (3) to act in good faith to attempt to add two additional independent directors to the Company’s board of directors, and (4) to pay $400,000 as reimbursement for WLA’s out of pocket fees and expenses.  In addition, WLA agreed to comply with a two-year standstill period, during which WLA is prohibited from engaging in certain actions relating to controlling or influencing the management of the Company.

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

Our Annual Report on Form 10-K for the year ended December 31, 2016, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 5.	Other Information.

On May 9, 2017, we entered into an Amended and Restated Employment Agreement (the “Restated Agreement”) with Dr. Henry Ji, our President and Chief Executive Officer and a member of our board of directors (the “Board”).  Pursuant to the Restated Agreement, Dr. Henry Ji will continue to serve as our President and Chief Executive Officer for an initial term of three years commencing on May 9, 2017.  Following this initial three year term, the Restated Agreement shall renew automatically for additional 12 month terms unless either we or Dr. Ji provide written notice of non-renewal at least three months in advance of the expiration of the then-current term.  The Restated Agreement supersedes and replaces the prior employment agreement between us and Dr. Ji, dated September 21, 2012.

Pursuant to the Restated Agreement, Dr. Ji shall (i) receive an annual base salary (the “Annual Base Salary”) of $600,000; (ii) be eligible to participate in an annual incentive program, with a target annual bonus incentive equal to 55% of his then-current Annual Base Salary (the “Annual Bonus”); and (iii) receive employee benefits, paid personal leave and expense reimbursement in accordance with our policies.  In addition, Dr. Ji’s performance will be reviewed by the Board at least annually, and his Annual Base Salary, target Annual Bonus and any other compensation will be subject to adjustment by the Board, provided that Dr. Ji’s Annual Base Salary and target Annual Bonus may not be adjusted downward.

Pursuant to the Restated Agreement, we have the right to terminate Dr. Ji’s employment at any time with or without “cause” (as defined in the Restated Agreement).  In addition, Dr. Ji may resign with or without “good reason” (as defined in the Restated Agreement) upon thirty days’ written notice to us. Under each such circumstance, Dr. Ji will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements, including any 401(k), profit sharing or pension plan (collectively, the “Termination Payments”).

In the event that Dr. Ji’s employment is terminated by us without “cause” or by our non-renewal of the term of the Restated Agreement, or by Dr. Ji for “good reason,” in either case outside of a Change of Control Window (as defined below), then, subject to Dr. Ji’s timely execution and non-revocation of a release in favor of us, Dr. Ji will be entitled to receive the following: (i) the Termination Payments; (ii) an amount equal to his then-current Annual Base Salary, payable in a lump sum; (iii) an amount equal to his pro-rata then-current target Annual Bonus, payable in a lump sum; (iv) 12 months of health insurance benefits for Dr. Ji and for his eligible dependents who were covered under our health insurance plans as of the date his employment was terminated; and (v) one year of accelerated vesting of Dr. Ji’s then-outstanding awards of equity compensation, with performance-criteria deemed satisfied at target.

If Dr. Ji’s employment is terminated without “cause” or by our non-renewal of the term of the Restated Agreement, or by Dr. Ji for “good reason,” in either case during the period commencing three months prior to a Change of Control and ending 12 months after a Change of Control (as defined in the Restated Agreement) (the “Change of Control Window”), then, subject to Dr. Ji’s timely execution and non-revocation of a release in favor of us, Dr. Ji will be entitled to receive the following: (i) the Termination Payments; (ii) an amount equal to twice his then-current Annual Base Salary, payable in a lump sum; (iii) an amount equal to twice his pro-rata then-current target Annual Bonus, payable in a lump sum; (iv) 24 months of health insurance benefits for Dr. Ji and for his eligible dependents who were covered under our health insurance plans as of the date his employment was terminated; and (v) accelerated vesting of Dr. Ji’s then-outstanding awards of equity compensation, with performance-criteria deemed satisfied target.

The Restated Agreement also contains customary confidentiality, noncompetition and non-solicitation provisions in favor of us and customary indemnification provisions in favor of Dr. Ji.

The foregoing description of the Restated Agreement does not purport to be complete and is qualified in its entirety by reference to the Restated Agreement, a copy of which is attached as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On May 9, 2017, Kevin Herde, our Chief Financial Officer, notified us that he will be resigning from the company, effective May 15, 2017. Mr. Herde will continue as our Chief Financial Officer until May 15, 2017, at which time he will transition to a consulting role.

Effective May 15, 2017, Dean Ferrigno, our Vice President, Global Finance, will be appointed as our Chief Accounting Officer. In this role, Mr. Ferrigno will act as our principal financial officer and principal accounting officer.  Pursuant to an offer letter with us, dated November 1, 2016, Mr. Ferrigno’s base salary is $225,000 per year and his target bonus is equal to 25% of his base salary.  There are no family relationships between Mr. Ferrigno and any of our directors or executive officers or reportable related party transactions (as defined in Item 404(a) of Regulation S-K) involving us and Mr. Ferrigno.

Mr. Ferrigno, age 52, has served as our Vice President, Global Finance since November 2016. From October 2015 until November 2016, he served as Vice President of Finance for Scilex Pharmaceuticals Inc. prior to the Sorrento acquisition, leading accounting and finance, supporting the planned commercial launch of ZTLido and business development activities. Prior to Scilex, Mr. Ferrigno was an Independent Financial Consultant from February 2013 through October 2015 serving healthcare companies in the Dallas area. Prior to that he served as Vice President of Finance of the Cancer Trials Network of Texas from August 2011 to February 2013. Mr. Ferrigno holds an MBA in Corporate Finance from Fairleigh Dickinson University and is a licensed CPA.

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

Sorrento Therapeutics, Inc.

Date: May 15, 2017	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Director, Chief Executive Officer & President
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Kevin M. Herde
Kevin M. Herde
Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*

Share Purchase Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., Virttu Biologics Limited, the shareholders of Virttu Biologics Limited and Dayspring Ventures Limited, as representative of the shareholders of Virttu Biologics Limited. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

4.1

Registration Rights Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

10.1**

Second Amendment to Loan and Security Agreement, dated March 2, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.2

Third Amendment to Loan and Security Agreement, dated March 15, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.3	Fourth Amendment to Loan and Security Agreement, dated March 23, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.4	Amendment No. 3 to Stock Purchase Agreement, dated as of March 14, 2017, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative.

10.5+	Amended and Restated Employment Agreement between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. dated May 9, 2017.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Kevin M. Herde, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Kevin M. Herde, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Non material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

**	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.
+	Management contract or compensatory plan.