Form 10-K/A
period 2016-12-31
Sorrento Therapeutics, Inc.
filed 2017-06-26
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 3 to Annual Report on Form 10-K/A (this “Amendment No. 3”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2017 (the “Original Annual Report”), and which was amended by the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, which was originally filed with the SEC on March 27, 2017 (“Amendment No. 1”), and by the Company’s Amendment No. 2 to Annual Report on Form 10-K/A, which was originally filed with the SEC on April 28, 2017 (“Amendment No. 2”). The Original Annual Report, as amended by Amendment No. 1 and Amendment No. 2, is referred to herein as the “Annual Report”.

The Company is filing this Amendment No. 3 solely for the purpose of re-filing an unredacted version of Exhibit 10.31 of the Annual Report in response to comments received from the Staff of the SEC in connection with a confidential treatment request with respect to the Loan and Security Agreement, dated November 23, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. Exhibit 10.31 to the Annual Report redacted certain provisions in accordance with the Company’s application for confidential treatment with the SEC. In response to the SEC comments, Exhibit 10.31, as re-filed with the Amendment No. 3, restores all provisions that had previously been redacted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Annual Report is hereby amended and restated in its entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 3.

Except as described above, no attempt has been made in this Amendment No. 3 to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment No. 3 continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. Accordingly, this Amendment No. 3 should be read in conjunction with the Annual Report.

i

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

2.3*	Stock Purchase Agreement, dated November 8, 2016, by and among Sorrento Therapeutics, Inc., Scilex Pharmaceuticals Inc., the stockholders of Scilex Pharmaceuticals Inc. party thereto and SPI Shareholders Representative, LLC, as representative of the stockholders of Scilex Pharmaceuticals Inc. party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2016).

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2013).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 23, 2009).

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 21, 2013).

4.3	Amended and Restated Rights Agreement, dated as of December 21, 2015 by and between Sorrento Therapeutics, Inc. and Philadelphia Stock Transfer, Inc., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2015).

4.4	Common Stock Purchase Warrant issued to Cambridge Equities, LP. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

4.5	Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.6	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.7	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.8	Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.9	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.10	Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and FREJOY Investment Management Co., Ltd. and Securities Purchase Agreement, dated as of April 3, 2016, by and between Sorrento Therapeutics, Inc. and Beijing Shijilongxin Investment Co., Ltd. (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.11	Common Stock Purchase Warrant issued to Yuhan Corporation on April 29, 2016 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.12	Voting Agreement, dated as of April 29, 2016, by and between Sorrento Therapeutics, Inc. and Yuhan Corporation (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.13	Registration Rights Agreement, dated November 8, 2016, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2016).

4.14	Warrant Agreement, dated November 23, 2016, issued to Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2016).

10.1+	Exclusive License and Development Agreement between Sorrento Therapeutics, Inc. and China Oncology Focus Limited dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on November 25, 2014).

10.2+	License Agreement, dated January 8, 2010, by and between The Scripps Research Institute and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2010).

10.3±	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on September 22, 2009).

10.4±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.5±	2009 Amended and Restated Stock Incentive Plan, and forms of agreements related thereto (incorporated by reference to Appendix A to the definitive proxy statement filed by Sorrento Therapeutics, Inc. with the Securities and Exchange Commission on May 13, 2016).

10.6±	2009 Equity Incentive Plan, and forms of agreement related thereto (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2010).

10.7±	Employment Agreement, dated September 21, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.8±	First Amendment to Employment Agreement dated October 18, 2012, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).

10.9±	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2013).

10.10	Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

10.11*	Lease dated as of February 3, 2015 by and between HCP University Center West LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

10.12+	Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.13*	Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.14*	Membership Interest Purchase Agreement by and among TNK Therapeutics, Inc., CARgenix Holdings LLC, the Members of CARgenix Holdings LLC, Jaymin Patel as the Members Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.15	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Jaymin Patel, as the Members’ Representative (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.16*	Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.17	Amendment No. 1 to Stock Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.18	Binding Term Sheet with NanoVelcro Circulating Tumor Cell (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.19+	Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.20±	Employment Agreement, dated December 8, 2014, by and between Sorrento Therapeutics, Inc. and George Ng (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2016).

10.21±	Employment Agreement, dated October 16, 2015, by and between Sorrento Therapeutics, Inc. and Jeffrey Su (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2016).

10.22±	Employment Agreement between Sorrento Therapeutics, Inc. and Kevin M. Herde dated as of April 5, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.23	Letter Agreement, dated June 30, 2016, among Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.24+	License and Collaboration Agreement, dated July 6, 2016, among Les Laboratoires Servier, SAS, Institut de Recherches Internationales Servier and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 17, 2017).

10.25	Binding Term Sheet, dated August 15, 2016, among Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.26	Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.27	Unit Purchase Agreement dated August 5, 2016, by and among MedoveX Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

10.28	Registration Rights Agreement, dated August 5, 2016, by and among MedoveX Corporation and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

10.29	Promissory Note, dated November 1, 2016, issued by Celularity, Inc. to Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.30	Binding Term Sheet, dated November 15, 2016, among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., and Virttu Biologics Limited (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.31	Loan and Security Agreement, dated November 23, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.32	First Amendment to Loan and Security Agreement, dated December 27, 2016, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on April 28, 2017).

10.33	Amendment No. 2 to Stock Purchase Agreement, dated as of September 14, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.34**	Second Amendment to Loan and Security Agreement, dated March 2, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on April 28, 2017).

10.35	Third Amendment to Loan and Security Agreement, dated March 15, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on April 28, 2017).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.2	Consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

23.3	Amended consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.3 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.2	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.3 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

31.4	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.4 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

31.5	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.5 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on April 28, 2017).

31.6	Certification of Kevin Herde, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.6 to the Registrant’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on April 28, 2017).

31.7	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.8	Certification of Dean Ferrigno, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

32.2	Certification of Henry Ji, Ph.D., Principal Executive Officer and Kevin Herde, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.2 to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 27, 2017).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
±	Management contract or compensatory plan.

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Reserves Acquired	Additions	Deductions	Balance at End of Period
Fiscal Year 2016:
Income tax valuation allowance	39,605	—	41,434	—	81,039
	$39,605	$—	$41,434	$—	$81,039
Fiscal Year 2015:
Income tax valuation allowance	25,350	—	14,255	—	39,605
	$25,350	$—	$14,255	$—	$39,605
Fiscal Year 2014:
Income tax valuation allowance	12,299	—	13,051	—	25,350
	$12,299	$—	$13,051	$—	$25,350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2017	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji, Ph.D.
Director, Chief Executive Officer & President

