Form 10-Q
period 2017-06-30
Sorrento Therapeutics, Inc.
filed 2017-08-09
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

(858) 203-4100 (Registrant’s Telephone Number, Including Area Code)
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 27, 2017 was 76,540,055.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except for share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,681	$82,398
Marketable securities	656	1,106
Grants and accounts receivables, net	2,376	1,696
Income tax receivable	1,468	1,289
Prepaid expenses and other, net	2,414	3,165
Total current assets	60,595	89,654
Property and equipment, net	18,044	12,707
Intangibles, net	72,330	64,766
Goodwill	38,298	41,548
Investments in common stock	112,008	112,008
Equity method investments	79,944	76,994
Other, net	3,549	3,909
Total assets	$384,768	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,641	$8,282
Accrued payroll and related benefits	3,254	3,565
Current portion of deferred compensation	—	1,012
Accrued expenses	6,148	4,741
Current portion of deferred revenue	9,666	9,666
Current portion of deferred rent	14	248
Acquisition consideration payable	50,560	48,362
Current portion of debt	—	209
Total current liabilities	79,283	76,085
Long-term debt	26,541	47,107
Deferred tax liabilities	48,150	53,238
Deferred revenue	129,545	134,376
Deferred rent and other	5,053	4,278
Total liabilities	288,572	315,084
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 76,540,055 and 50,882,856 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	9	6
Additional paid-in capital	353,162	303,865
Accumulated other comprehensive income (loss)	218	(118)
Accumulated deficit	(211,503)	(174,252)
Treasury stock, 7,568,182 shares at cost at June 30, 2017, and December 31, 2016, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	92,422	80,037
Noncontrolling interests	3,774	6,465
Total equity	96,196	86,502
Total liabilities and stockholders' equity	$384,768	$401,586
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Grant	$94	$328	$195	$757
Royalty and license	2,416	12	4,833	25
Sales and services	2,155	562	4,511	1,108
Total revenues	4,665	902	9,539	1,890
Operating costs and expenses:
Costs of revenues	816	295	1,880	654
Research and development	11,179	10,744	26,062	18,408
Acquired in-process research and development	—	32,000	200	45,000
General and administrative	9,092	4,220	20,979	8,715
Intangible amortization	665	111	1,292	222
Gain on contingent liabilities and acquisition consideration payable	(3,629)	(1,756)	(4,090)	(4,384)
Total operating costs and expenses	18,123	45,614	46,323	68,615
Loss from operations	(13,458)	(44,712)	(36,784)	(66,725)
Loss on marketable securities	(609)	—	(450)	—
Gain on expiration of derivative liability	—	—	—	5,520
Gain (loss) on equity investments	(1,102)	470	(2,050)	(29)
Interest expense	(1,200)	(273)	(2,809)	(580)
Interest income	232	45	457	58
Income (loss) before income tax	(16,137)	(44,470)	(41,636)	(61,756)
Income tax expense (benefit)	(1,398)	—	(3,094)	—
Net income (loss)	(14,739)	(44,470)	(38,542)	(61,756)

Net loss attributable to noncontrolling interests	(552)	(1,164)	(1,291)	(2,801)
Net income (loss) attributable to Sorrento	$(14,187)	$(43,306)	$(37,251)	$(58,955)
Net income (loss) per share - basic per share attributable to Sorrento	$(0.20)	$(0.93)	$(0.61)	$(1.40)
Net income (loss) per share - diluted per share attributable to Sorrento	$(0.20)	$(0.93)	$(0.61)	$(1.40)
Weighted-average shares used during period - basic per share attributable to Sorrento	70,302	46,498	60,650	42,228
Weighted-average shares used during period - diluted per share attributable to Sorrento	70,302	46,498	60,650	42,228

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(14,739)	$(44,470)	$(38,542)	$(61,756)
Other comprehensive income:
Foreign currency translation adjustments	274	—	336	—
Unrealized loss on marketable securities, net of tax	—	(11,236)	—	(48,125)
Total other comprehensive loss	(14,465)	(55,706)	(38,206)	(109,881)
Comprehensive income (loss) attributable to noncontrolling interests	(552)	(1,164)	(1,291)	(2,801)
Comprehensive income (loss) attributable to Sorrento	$(13,913)	$(54,542)	$(36,915)	$(107,080)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$—	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	—	(1,400)	(2,027)
Issuance of common stock for business combinations	797,081	—	—	—	1,673	—	—	—	—	1,673
Issuance of common stock for public placement and investments, net	24,855,872	3	—	—	45,595	—	—	—	—	45,598
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	—	30
Stock-based compensation	—	—	—	—	2,626	—	—	—	—	2,626
Foreign currency translation adjustment	—	—	—	—	—	336	—	—	—	336
Net loss	—	—	—	—	—	—	—	(37,251)	(1,291)	(38,542)
Balance, June 30, 2017	76,540,055	$9	7,568,182	(49,464)	$353,162	$218	$—	$(211,503)	$3,774	$96,196

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2015	37,771,459	$4	—	—	$184,898	$73,579	$—	$(113,329)	$(4,214)	$140,938
Issuance of common stock with exercise of options	89,976	1	—	—	413	—	—	—	—	414
Issuance of common stock for private placement and investments, net	27,587,131	2	—	—	149,250	—	—	—	—	149,252
Stock-based compensation	—	—	—	—	2,391	—	—	—	—	2,391
Change in unrealized gain on marketable Securities	—	—	—	—	—	(48,125)	—	—	—	(48,125)

Stock subscription	—	—	—	—	—	—	(43,502)	—	—	(43,502)
Net loss	—	—	—	—	—	—	—	(58,955)	(2,801)	(61,756)
Balance, June 30, 2016	65,448,566	$7	—	—	$336,952	$25,454	$(43,502)	$(172,284)	$(7,015)	$139,612

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(38,542)	$(61,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,188	1,101
Non-cash interest expense	563	123
Loss on marketable securities	450	—
Amortization of debt issuance costs	371	—
Stock-based compensation	2,626	2,391
Acquired in-process research and development	—	30,000
Provision for doubtful accounts	—	29
Gain on expiration of derivative liability	—	(5,520)
Loss on equity investments	2,050	29
Gain on contingent liabilities and acquisition consideration payable	(4,090)	(4,384)
Deferred tax provision	(3,064)	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(680)	7
Accrued payroll	(311)	—
Prepaid expenses and other	751	478
Deposits and other assets	181	—
Accounts payable	(1,063)	3,084
Deferred revenue	(4,831)	(25)
Deferred rent and other	(461)	—
Accrued expenses and other liabilities	1,198	2,081
Net cash used for operating activities	(41,664)	(32,362)
Investing activities
Purchases of property and equipment	(6,783)	(2,230)
Investment in Celularity	(3,000)	—
Purchase of business, net of cash acquired	(557)	—
Net cash (used in) provided by investing activities	(10,340)	(2,230)
Financing activities
Repayment under the amended loan and security agreement	(21,500)	(2,431)
Payments under deferred compensation arrangements	(1,012)	—
Proceeds from issuance of common stock, net of issuance costs	45,628	95,751
Purchase of treasury stock	—	—
Proceeds from exercise of stock options	—	413
Net cash provided by (used in) financing activities	23,116	93,733
Net change in cash and cash equivalents	(28,888)	59,141
Net effect of exchange rate changes on cash	171	—
Cash and cash equivalents at beginning of period	82,398	39,038
Cash and cash equivalents at end of period	$53,681	$98,179
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$30	$1
Interest paid	$2,044	$580
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	$15,465	$—
Change in unrealized gains or (losses) on marketable securities	$—	$(62,420)
Stock subscription and note receivable issued	$—	$53,502
Property and equipment costs incurred but not paid	$422	$578
Investment in Celularity	$2,000	$—

 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

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
Through June 30, 2017, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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

As of June 30, 2017, the Company had a $30.0 million outstanding principal balance on the long-term debt associated with the Loan and Security Agreement, dated November 23, 2016, by and among the Company and certain of its domestic subsidiaries (together with the Company, the “Borrowers”) and Hercules Capital, Inc. (“Hercules”), as amended (as so amended, the “Loan Agreement”).  The Loan Agreement contains covenants requiring the Company (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones. The Company's public offering of common stock in April 2017 for net proceeds of $43.5 million satisfied the fundraising requirements and fundraising milestone.  As of June 30, 2017, the Company had $53.7 million of cash and cash equivalents, of which $20.0 million is required to be maintained subject to the minimum cash requirement of the Loan Agreement.  The Company’s available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements without additional fundraising.  Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
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
Universal Shelf Registration
In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the six months ended June 30, 2017, the Company sold approximately $3.6 million and $2.5 million shares of common stock under the ATM Facility, respectively.  The Company can offer up to $43.9 million of additional shares of common stock under the ATM Facility, subject to certain limitations.  On April 19, 2017, the Company completed a public offering of $47.5 million shares of common stock pursuant to the Shelf Registration Statement for net proceeds of approximately $43.5 million.
Pursuant to the Shelf Registration Statement, the Company may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all.
2016 Private Investment in Public Entity Financing
On April 3, 2016, the Company entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, the Company agreed to issue and sell to Ally Bridge and other purchasers designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of the Company’s common stock and warrants to purchase shares of common stock. Upon the closing of the ABG Private Placement, the Company issued to the ABG Purchasers (1) an aggregate of 9,009,005 shares (the “ABG Shares”) of common stock, and (2) warrants to purchase an aggregate of 2,702,700 shares of common stock (each, an “ABG Warrant”).   Each ABG Warrant had an exercise price of $8.50 per share, was immediately exercisable upon issuance, had a term of three years and was exercisable on a cash or cashless exercise basis.
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
On April 3, 2016, the Company also entered into a Securities Purchase Agreement (collectively, the “Additional Purchase Agreements”) with each of Beijing Shijilongxin Investment Co., Ltd. ( “Beijing Shijilongxin”), FREJOY Investment Management Co., Ltd. (“Frejoy”) and Yuhan Corporation (“Yuhan”), pursuant to which, among other things, the Company agreed to issue and sell, in separate private placement transactions: (1)to Beijing Shijilongxin, 8,108,108 shares of common stock, and a warrant to purchase 1,176,471 shares of common stock, for an aggregate purchase price of $45.0 million; (2)to Frejoy, 8,108,108 shares of common stock, and a warrant to purchase 1,176,471 shares of common stock, for an aggregate purchase price of $45.0 million; and (3)to Yuhan, 1,801,802 shares of common stock, and a warrant to purchase 235,294 shares of common stock, for an aggregate purchase price of $10.0 million. The warrants issued pursuant to each of the Additional Purchase Agreements (collectively, the “Additional Warrants” and, together with each ABG Warrant, the “Warrants”) had an exercise price of $8.50 per share, were immediately exercisable upon issuance, had a term of three years and were exercisable on a cash or cashless exercise basis.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the three months ended June 30, 2017 and 2016, no other-than-temporary impairment charges were recorded.
Grants and Accounts Receivable

Grants receivable at June 30, 2017 and December 31, 2016 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at June 30, 2017 and December 31, 2016 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $20 thousand and $26 thousand, respectively.
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
During the first quarter of 2017, the Company identified an error in the valuation of acquisition consideration associated with the Scilex Pharmaceuticals Inc. (“Scilex”) acquisition, primarily related to the acquisition consideration payable, resulting in an overstatement of acquisition consideration payable of $6.5 million, and a corresponding overstatement of intangible assets of $6.7 million, goodwill of $4.6 million, deferred income tax liability of $2.8 million, additional paid-in capital of $0.6 million, and noncontrolling interest of $1.4 million as of December 31, 2016. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company corrected this error by recording the adjustment in the Company’s condensed consolidated balance sheet in the quarter ended March 31, 2017.
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2016, noting no impairment. There have not been any triggering events indicating the potential for impairment through June 30, 2017.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’

book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2017.
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
The condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and stockholders’ equity and of cash flows for the six months ended June 30, 2016 have been restated to correct for the effects of an immaterial error in the interim periods related to the re-measurement of acquisition consideration payable. As a result of the restatement, an adjustment of $1.7 million and $4.4 million to gain on contingent liabilities has been reflected in operating costs and expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively.  This adjustment includes a gain of $991 thousand that relates to 2015 but was recognized in the three months ended March 31, 2016. As a result of this adjustment, the financial results for the three months ended June 30, 2016 reflect the impact of the adjustment which resulted in a decrease in operating costs and expenses from $47.3 million to $45.6 million, a decrease in net loss attributable to the Company from $44.9 million to $43.3 million, and a decrease in net loss per share from ($0.97) to ($0.93) for the quarter ended June 30, 2016. The financial results for the six months ended June 30, 2016 reflect the impact of the adjustment, which resulted in a decrease in operating costs and expenses from $73.0 million to $68.6 million, a decrease in net loss attributable to the Company from $63.3 million to $59.0 million, and a decrease in net loss per share from (1.50) to ($1.40) for the six months ended June 30, 2016.
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

Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Prior to November 8, 2016, all acquired in-process research and development was expensed immediately. The acquired in-process research and development related to the business combination of Virttu Biologics Limited ("Virttu") and Scilex for which certain products are under development and expected to be commercialized in the future was capitalized and recorded within “Intangibles, net” on the accompanying condensed consolidated balance sheet. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
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
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2016 and June 30, 2017, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its Scilex investment.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for annual reporting periods beginning after December 15, 2017, and interim periods thereafter.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The standard allows for either a full retrospective or modified retrospective method of adoption. The Company expects to adopt this standard using the modified retrospective approach and does not expect the adoption to have a material impact on its financial position and results of operations. The Company currently anticipates adopting this standard on its effective date, January 1, 2018.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost of complexity when applying the guidance. Specifically, the ASU provides additional modification conditions in determining whether or not modification accounting should be applied. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not believe the adoption of ASU No. 2017-09 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
4. Acquisitions
Acquisition of Virttu Biologics Limited
On April 27, 2017, the Company entered into a Share Purchase Agreement (the “Virttu Purchase Agreement”) with TNK Therapeutics, Inc., a majority-owned subsidiary of the Company (“TNK”), Virttu, the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders, pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Virttu Acquisition”).
Virttu focuses on the development of oncolytic viruses that infect and selectively multiply in and destroy tumor cells without damaging healthy tissue. Its lead oncolytic virus candidate, Seprehvir, infects and replicates in cancer cells selectively, leaving normal cells unharmed.
Under the Virttu Purchase Agreement, the total amount of the consideration payable to the Virttu Shareholders in the Virttu Acquisition is equal to $25 million, less Virttu’s net debt (the “Virttu Base Consideration”). An additional $10 million contingent consideration is payable upon the achievement of certain regulatory milestones (as described below) (the “Regulatory Approval Consideration”).
At the closing of the Virttu Acquisition (the “Closing”), the Company issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, the Company agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK will issue to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration shall be held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing does not occur, then on the Financing Due Date, the Company will issue to the Virttu Shareholders an aggregate number of shares of the Company’s common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Company’s common stock after the Closing).
(2) Within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of the Company’s common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of the Company’s common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.
At April 27, 2017, the 80% of the Virttu Base Consideration was valued at $12.8 million. The fair value of the 80% of the Virttu Base Consideration is recorded as a current liability and will be adjusted quarterly for changes in fair value or as events and circumstances arise. At April 27, 2017, the contingent Regulatory Approval Consideration was valued at $1.0 million. The fair value of the contingent Regulatory Approval Consideration is recorded as a non-current liability within "Deferred rent and other" on the accompanying condensed consolidated balance sheet and will be adjusted quarterly for changes in fair value or as events and circumstances arise.
The consolidated financial statements include the preliminary results of operations from this transaction, which have been accounted for as a business combination, and require, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary valuation of the acquired assets and liabilities resulted in the recognition of identifiable assets of approximately $16.0 million comprised mainly of in-process research and development of approximately $15.4 million, deferred tax liabilities of $0.8 million and goodwill of approximately $1.4 million subject to final adjustments including tax related items. Various factors contributed to the establishment of goodwill, including an assembled workforce.
In connection with the Virttu transaction, we recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the quarter ended June 30, 2017, for legal and related costs. Acquisition costs are expensed as incurred.
The purchase consideration, assets acquired, and liabilities assumed are preliminary and, as a result, are subject to change due to purchase price adjustments, additional information obtained related to fair value estimates, final tax adjustments and related items.
The acquisition of Virttu was not material to the Company's consolidated financial statements.
Acquisition of Scilex Pharmaceuticals Inc.
On November 8, 2016, the Company entered into a Stock Purchase Agreement (the “Scilex Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which, on November 8, 2016, the Company acquired from the Scilex Stockholders, and the Scilex Stockholders sold to the Company, approximately 72% of the outstanding capital stock of Scilex (the “Scilex Acquisition”). The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest of which approximately 23% continues to be held by ITOCHU CHEMICAL FRONTIER CORPORATION following the Scilex Acquisition.
Scilex focuses on the development and commercialization of specialty pharmaceutical products for the treatment of pain; its lead product, ZTlidoTM, is a branded lidocaine patch formulation being developed for the treatment of chronic pain. ZTlido™ (lidocaine patch 1.8%) will be manufactured by a contract manufacturer.
At the closing of the Scilex Acquisition, the Company issued to the Scilex Stockholders that were accredited investors (the “Accredited Scilex Stockholders”) consideration valued at $4.8 million, which consisted primarily of an aggregate of 754,911 shares of the Company’s common stock (the “Common Stock”).  Under the terms of the Scilex Purchase Agreement, the Company agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows:
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
(2) Upon receipt of notice from the FDA that the FDA has approved the NDA for commercialization, the Company will deliver to the Accredited Scilex Stockholders cash and shares of Common Stock in such proportion to be determined in the

Company’s sole discretion, with a total value equal to 80% of the Adjusted Base Consideration (the “FDA Approval Consideration”). To the extent that the Company elects to pay any portion of the FDA Approval Consideration in shares of Common Stock, the number of shares shall be equal to the quotient obtained by dividing (a) the portion of the FDA Approval Consideration to be paid in shares of Common Stock by (b) a price (the “FDA Approval Price”) equal to the closing market price of one share of Common Stock, as reported by Nasdaq on the date of the Scilex’s receipt of the FDA notice or, if no closing price is reported for such date, the closing price on the last preceding date for which such quotation exists; provided, however, that in no event shall the FDA Approval Price be greater than $25.32 or less than $6.33 (in each case as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock). However, in no event may the Company make an election with respect to the FDA Approval Consideration so as to cause the total number of shares of Common Stock issued in connection with the Scilex Acquisition to exceed 4.99% of the total number of shares of Common Stock of the Company outstanding as of immediately prior to the Closing (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock), unless the Company has obtained stockholder approval to issue a greater number of shares.
During the first quarter of 2017, the Company identified an error in the valuation of acquisition consideration associated with the Scilex Acquisition, primarily related to the acquisition consideration payable, resulting in an overstatement of acquisition consideration payable of $6.5 million, and a corresponding overstatement of intangible assets of $6.7 million, goodwill of $4.6 million, deferred income tax liability of $2.8 million, additional paid-in capital of $0.6 million, and noncontrolling interest of $1.4 million as of December 31, 2016. The Company evaluated the materiality of this misstatement from quantitative and qualitative perspectives, and concluded that it was immaterial to the prior periods. Consequently, the Company corrected this error by recording the adjustment in the Company’s condensed consolidated balance sheet in the quarter ended March 31, 2017.
At November 8, 2016, the contingent consideration was valued at $33.5 million, resulting in a total purchase consideration of approximately $38.2 million. The fair value of the contingent consideration is recorded as a current liability and will be periodically adjusted for changes in fair value or as events and circumstances arise. The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest which was valued at $12.3 million at November 8, 2016.
The consolidated financial statements include the results of operations from this transaction, which have been accounted for as a business combination, and require, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The valuation of the acquired assets resulted in the recognition of identifiable assets of approximately $54.9 million comprised mainly of in-process research and development of $21.9 million and patents of $32.6 million.  The valuation of the acquired liabilities resulted in the recognition of liabilities of approximately $17.9 million comprised mainly deferred tax liabilities of $13.9 million.  The Company recorded goodwill of $13.5 million associated with the acquisition. The amounts in this footnote reflect the adjustment described above. Various factors contributed to the establishment of goodwill, including an assembled workforce.
Acquired In-process Research and Development of BDL
In August 2015, the Company and TNK Therapeutics, Inc., its subsidiary (“TNK”),  entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”).  In accordance with subsequent amendments to the Stock Purchase Agreement, in the event a Qualified Financing does not occur by October 15, 2017 (which is subject to further extension as implied and based on previously amended dates) or TNK does not complete an initial public offering of shares of its capital stock by September 15, 2017, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,917 shares of the Company’s common stock, subject to adjustment in certain circumstances.
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
Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at June 30, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$53,681	$53,681	$—	$—
Marketable securities	$656	$525	$—	$131
Total assets	$54,337	$54,206	$—	$131
Liabilities:
Acquisition consideration payable - Current	$50,560	$—	$—	$50,560
Acquisition consideration payable - Non-current	$1,002	$—	$—	$1,002
Total liabilities	$51,562	$—	$—	$51,562

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$82,398	$82,398	$—	$—
Marketable securities	$1,106	$831	$—	$275
Total assets	$83,504	$83,229	$—	$275
Liabilities:
Acquisition consideration payable	$48,362	$—	$—	$48,362
Total liabilities	$48,362	$—	$—	$48,362
The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, acquisition consideration payable and derivative instruments. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its investment in Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), agreement with Roger Williams Medical Center (“RWMC”), and acquisitions of Concortis, Inc., (“Concortis”), BDL, CARgenix, Scilex and Virttu. The fair value of the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.

The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2017:

(in thousands)	Fair Value
Beginning Balance at December 31, 2016	48,362
Scilex acquisition adjustment (See Note 4)	(6,500)
Acquisition consideration payable – current year acquisitions (See Note 4)	12,807
Contingent consideration (Non-current) – current year acquisitions (See Note 4)	983
Re-measurement of Fair Value	(4,090)
Payment of current year contingent consideration	—
Ending Balance at June 30, 2017	$51,562
The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at June 30, 2017:

(in thousands)	Fair Value Measurements at June 30, 2017	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
BDL Contingent Consideration	$2,615	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	11.07% 50%
Virttu Contingent Consideration (Non-current)	$1,002	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Virttu Contingent Consideration	$12,571	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	3.82% 45% and 55%
Scilex Contingent Consideration	$30,610	Monte Carlo simulation method	Discount Rate Probability of Regulatory Milestones	9.74% 100% and 95%
Concortis Contingent Consideration	$557	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,683	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,524	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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
Fair Value of Other Financial Instruments

The fair value of the debt obligation is measured at fair value using significant other observable inputs (Level 2) at June 30, 2017. The carrying value and fair value of the Company’s debt obligations are as follows (in thousands):

	June 30, 2017
	Carrying Value	Fair Value
Debt Obligations:
Term Loan	26,541	26,541

Total Fair Value of Debt Obligations:	$26,541	$26,541

	December 31, 2016
	Carrying Value	Fair Value
Debt Obligations:
Term Loan	47,316	47,316

Total Fair Value of Debt Obligations:	$47,316	$47,316
6. Marketable Securities
Marketable securities consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(94)	$—	$656

	December 31, 2016
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$356	$—	$1,106
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
For the three months ended June 30, 2017 and 2016, the Company recorded a loss of $0.6 million and $0 on trading securities. For the six months ended June 30, 2017 and 2016, the Company recorded a loss of $0.5 million and $0 on trading securities. The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at June 30, 2017 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2017 (in thousands):

Total
Beginning balance at December 31, 2016	$275
Change in fair value of warrant	(144)
Ending balance at June 30, 2017	$131
Available-for-sale Securities
On July 27, 2015, NantKwest, Inc. (“NantKwest”) completed its initial public offering (“IPO”).  Prior to the IPO, the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of investments in common stock on the Company’s consolidated balance sheets.  The common shares were subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933, as amended. As these were short term restrictions, the Company did not apply a marketability discount.  At December 31, 2015, the Company recorded an unrealized gain of $73.6 million, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in NantKwest was revalued on each balance sheet date.  The fair value of the Company’s holdings in NantKwest at December 31, 2015 was a Level 1 measurement.
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
7. Property and Equipment
Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Furniture and fixtures	1,086	458
Office equipment	482	326
Machinery and lab equipment	17,481	13,220
Leasehold improvements	5,809	3,625
	24,858	17,630
Less accumulated depreciation	(6,814)	(4,922)
	$18,044	$12,707
Depreciation expense for the quarters ended June 30, 2017 and 2016 was $1.1 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $1.9 million and $0.9 million, respectively.
8. Investments in Common Stock
As of June 30, 2017 and December 31, 2016, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc. and Coneksis, Inc. The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three or six months ended June 30, 2017.

9. Equity Method Investments
NANTibody
In April 2015, the Company and NantCell, a wholly-owned subsidiary of NantWorks, Inc. (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, LLC (“NantPharma”) contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol, Inc. (“IgDraSol”).  NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.
The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on its condensed consolidated balance sheets and its share of NANTibody’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of June 30, 2017, the carrying value of the Company’s investment in NANTibody was approximately $39.7 million.
The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NANTibody recorded net profit of $276 thousand and net loss of $1.5 million for the three months ended March 31, 2017 and December 31, 2016, respectively. NANTibody recorded net loss of $1.2 million for the six months ended March 31, 2017. The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016.  As of March 31, 2017, NANTibody had $100.0 million in current assets and $723 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2016 and the three and six months ended June 30, 2017.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of June 30, 2017, the carrying value of the Company’s investment in NantStem was approximately $18.5 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $2.2 million at June 30, 2017.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

NantStem recorded net profit of $369 thousand and net loss of $455 thousand for the three months ended March 31, 2017 and December 31, 2016, respectively.  NantStem recorded net loss of $86 thousand for the six months ended March 31, 2017. The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016.  As of March 31, 2017, NantStem had $81.6 million in current assets and $28 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of June 30, 2017, the carrying value of the Company’s investment in ImmuneOncia was approximately $8.7 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.3 million at June 30, 2017.
ImmuneOncia recorded net loss of $1.0 million and $1.5 million for the three and six months ended June 30, 2017, respectively.  The Company recorded its portion of loss from ImmuneOncia in loss on equity investments on its condensed consolidated statement of operations for the three and six months ended June 30, 2017.  As of June 30, 2017, ImmuneOncia had $8.5 million in current assets, $87 thousand in current liabilities, $9.9 million in noncurrent assets, and no noncurrent liabilities.
In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.
Celularity Transaction
On November 1, 2016, the Company loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by Celularity to the Company, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by the Company, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven and converted to equity. On May 31, 2017, the Company loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, the Company loaned an additional $1.0 million to Celularity, and the Company was obligated to loan an additional $2.0 million to Celularity by early July 2017. The loan is expected to be forgiven and converted to equity investment as part of the closing of the Contribution Agreement.
On June 12, 2017, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with TNK and Celularity pursuant to which, among other things, the Company and TNK agreed to contribute certain intellectual property rights related to their proprietary chimeric antigen receptor (“CAR”) constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis. The contribution will be made pursuant to a License and Transfer Agreement to be entered into by and among the Company, TNK and Celularity.
As of June 30, 2017, the transactions contemplated by the Contribution Agreement had not closed.
The Company is accounting for its interest in Celularity as an equity method investment, due to the significant influence the Company has over the operations of Celularity through its minimum 25% voting interest.  The Company’s investment in Celularity is reported in equity method investments on the condensed consolidated balance sheets and its share of Celularity’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations. As of June 30, 2017, the carrying value of the Company’s investment in Celularity was approximately $9.1 million.

The financial statements of Celularity are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Celularity incurred operating expense of approximately $2.7 million for the three and six months ended March 31, 2017 in its interim financial results.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  As of June 30, 2017, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses for the three and six months ended March 31, 2017.  As of March 31, 2017, Shanghai Three had $0.4 million in current assets, $2.9 million in current liabilities, $5.3 million in noncurrent assets, and $5.0 million in noncurrent liabilities.
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
Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of June 30, 2017, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of June 30, 2017.
In June 2016, 3SBio purchased $10.0 million of shares of common stock and warrants as part of the Company’s private placement offering.

10. Goodwill and Intangible Assets
 At June 30, 2017, the Company had recorded goodwill of $38.3 million, which reflects the adjustment described in Note 4. At December 31, 2016, the Company had recorded goodwill of $41.5 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2016. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and six months ended June 30, 2017 and 2016. A summary of the Company's goodwill as of June 30, 2017, including the impact of acquisitions described in Note 4 is as follows (in thousands):

Total
Balance at December 31, 2016	$41,548
Scilex Acquisition Adjustment	(4,645)
Goodwill Acquired from Virttu Acquisition	1,384
Foreign Currency Translation Adjustments	$11
Balance at June 30, 2017	$38,298

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of June 30, 2017, including the adjustment described in Note 4, and December 31, 2016 is as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$946	$639
Acquired technology	3,410	621	2,789
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	1,478	31,242
Total intangible assets	$75,375	$3,045	$72,330

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$801	$784
Acquired technology	3,410	533	2,877
Acquired in-process research and development	25,404	—	25,404
Patent rights	36,120	419	35,701
Total intangible assets	$66,519	$1,753	$64,766
As of June 30, 2017, the remaining weighted average life for identifiable intangible assets is 15 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended June 30, 2017 and 2016 was $552 thousand and $1 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations. Amortization expense for the six months ended June 30, 2017 and 2016 was $1,059 thousand and $3 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for both the three months ended June 30, 2017 and 2016 was $44 thousand, which has been included in intangibles amortization. Amortization expense for each of the six months ended June 30, 2017 and 2016 was $88 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.

Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended June 30, 2017 and 2016, was $73 thousand and $66 thousand, respectively, which has been included in intangibles amortization. Amortization expense for the six months ended June 30, 2017 and 2016 was $145 thousand and $132 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Estimated future amortization expense related to intangible assets at June 30, 2017 is as follows (in thousands):

Years Ending December 31,	Amount
2017	$1,368
2018	3,747
2019	3,858
2020	3,858
2021	5,053
Thereafter	54,446
Total	$72,330
11. Significant Agreements and Contracts
License Agreement with Les Laboratoires Servier
On July 11, 2016, the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using the Company’s fully human immuno-oncology anti-PD-1mAb STI-A1110 and will provide support for Servier’s initial development efforts. Pursuant to the financial terms of the agreement, the Company received a non-refundable up-front payment of $27.4 million in July 2016, which has been recorded as deferred revenue in the Company’s condensed consolidated balance sheet and may also receive various payments based on commercial sales milestones related to annual sales levels.  The Company will recognize the upfront payment over the expected period of performance of three years.  During the quarter ended June 30, 2017, the Company recognized $2.3 million in license fee revenue pursuant to the agreement. During the six months ended June 30, 2017, the Company recognized $4.6 million in license fee revenue pursuant to the agreement.
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
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with Roger Williams Medical Center to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, Roger Williams Medical Center will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted Roger Williams Medical Center $6.0 million in shares of TNK Class A

Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During the quarter ended June 30, 2017 and 2016, the Company recognized approximately $170 thousand and $113 thousand in pre-clinical research and development expense pursuant to the agreement, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized approximately $340 thousand and $113 thousand in pre-clinical research and development expense pursuant to the agreement, respectively.
License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of June 30, 2017, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight-line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the quarters ended June 30, 2017 and 2016, the Company recorded $14 thousand and $2 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $41 thousand and $22 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.
NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (“S. aureus” or “Staph”) infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. During each of the quarters ended June 30, 2017 and 2016, the Company recorded $94 thousand and $218 thousand of revenue associated with the Staph Grant III Award, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded $195 thousand and $457 thousand of revenue associated with the Staph Grant III Award, respectively.
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
Under the Semnur Binding Term Sheet, either party may terminate the Semnur Binding Term Sheet.
As of June 30, 2017, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.
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
In March 2014, the Company entered into an amended and restated loan and security agreement, increasing the September 2013 facility to $12.5 million from $5.0 million, with the same two banks. Such loan was funded at closing and is secured by a lien covering substantially all of the Company’s assets, excluding intellectual property, which is subject to a negative pledge. In October 2014, the Company entered into a second amendment to its amended and restated loan and security agreement to extend the interest only payments on the outstanding amount of the loan from October 1, 2014 to May 1, 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of September 30, 2017. The amended and restated loan: (i) provided for an interest rate of 7.95% per annum, and (ii) provided the lenders additional warrants to purchase an aggregate of 34,642 shares of the Company’s common stock at an exercise price of $12.99 per share, exercisable for seven years from the date of issuance. The value of the warrants, totaling $322 thousand, was recorded as debt discount and additional paid-in capital.
On November 22, 2016, the Company paid off all obligations owing under, and terminated, the amended and restated loan and security agreement, as amended (the “Terminated Loan Agreement”). In connection with the repayment and discharge of indebtedness, the Company was required to pay pre-payment fees of approximately $49 thousand. The secured interests under the Terminated Loan Agreement were terminated in connection with the Company’s discharge of indebtedness.
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
The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and significant limitations on dividends, indebtedness, liens (including a negative pledge on intellectual property and other assets), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Additionally, the Loan Agreement contains covenants requiring the Borrowers (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of unrestricted cash prior to achieving its corporate and fundraising milestones. The Company's public offering for net proceeds of $43.5 million satisfied the fundraising requirements and fundraising milestone. The breach of certain covenants under the Loan Agreement would result in the occurrence of an event of default. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations, as well as indemnification rights for the benefit of the Lenders. Upon the occurrence of an event of default and following any applicable cure periods, if any, a default interest rate of an additional 5.00% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
In connection with the Loan Agreement, the Company issued Hercules a warrant, dated November 23, 2016 (the “Warrant”), to purchase up to 460,123 shares of Common Stock, at an initial exercise price of $4.89, subject to adjustment as provided in the Warrant. The Warrant is initially exercisable for 306,748 shares of common stock of the Company, and may automatically become exercisable for additional shares of common stock on such dates (if any) based upon the funding amounts of any additional tranches of the Term Loan that may be extended to the Borrowers. The Warrant will terminate, if not earlier exercised, on the earlier of November 23, 2023 and the closing of certain merger or other transactions in which the consideration is cash, stock of a publicly-traded acquirer or a combination thereof.
Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$50,000
Repayment principal and backend fee	(21,500)
Fair value of warrant	(1,377)
Capitalized debt issuance costs	(1,681)
Accretion of debt issuance costs and other	840
Accretion of debt discount	259
Balance at June 30, 2017	26,541
Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Year Ending December 31,
2017	1,522
2018	8,322
2019	13,612
2020	14,935
Total future minimum payments	38,391
Unamortized interest	(8,792)
Debt discount	(1,377)
Capitalized debt issuance costs	(1,681)
Total minimum payment	26,541
Current portion	—
Long-term debt	$26,541
13. Stock Incentive Plans
2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 non-statutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to ten years from the grant date. No further shares may be granted under this plan and, as of June 30, 2017, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.
2009 Stock Incentive Plan
In October 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan. In July 2017, the Company’s stockholders approved, among other items, the amendment and restatement of the 2009 Stock Incentive Plan (as amended and restated, the “Stock Plan”) to increase the number of shares of the Company’s common stock authorized to be issued pursuant to the Stock Plan to 11,260,000. Such shares of the Company’s common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The Stock Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The vesting schedules for grants to non-employee directors and consultants will be determined by the Company’s Compensation Committee. Stock options are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement.

The following table summarizes stock option activity as of June 30, 2017 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,332,876	$7.86	$427
Options Granted	53,300	$5.20
Options Canceled	(10,900)	$9.17
Options Exercised	—	$—
Outstanding at June 30, 2017	4,375,276	$7.83	$5
The aggregate intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 were $0 and $66 thousand, and $0 and $150 thousand during the six months ended June 30, 2017 and 2016, respectively.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six Months Ended June 30,
	2017	2016
Weighted-average grant date fair value	$5.20	$5.79
Dividend yield	—%	—%
Volatility	64%	75%
Risk-free interest rate	2.16%	1.45%
Expected life of options	6.1 years	6.1 years
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
The total employee and director stock-based compensation recorded as operating expenses was $1.2 million and $1.0 million for the three months ended June 30, 2017 and 2016, and $2.5 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of June 30, 2017 was $7.8 million and the weighted average period over which these grants are expected to vest is 2.8 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $8 thousand and $44 thousand for the three months ended June 30, 2017 and 2016, respectively, and $34 thousand and $96 thousand for the six months ended June 30, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at June 30, 2017:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,224,138
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	1,406,820
Issuable under BDL acquisition agreement	309,916
Issuable under Scilex acquisition agreement	754,947
Issuable under Virttu acquisition agreement	3,603,604
Issuable under assignment agreement based upon achievement of certain milestones	80,000
12,091,485

2017 Stock Option Plans
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Stock Option Plan, reserved 4.0 million shares of Scilex common stock and awarded 1.0 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of June 30, 2017, 1.0 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2017, 3.0 million options were outstanding.
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
In May 2015, the Company’s subsidiary, LA Cell, Inc. (“LA Cell”), adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2017, 2.1 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2017, 1.8 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock. and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2017, 1.0 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of June 30, 2017, 1.4 million options were outstanding
In October 2015, Biologics granted a warrant to the Company’s CEO to purchase 9.5 million shares of Biologics class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million are exercisable evenly over forty months and the remaining warrant shares are exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share.  The exercise price of the warrant is subject to customary adjustment provisions for stock splits, stock dividends, recapitalizations and the like.
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended June 30, 2017 and 2016 was $54 thousand and $41 thousand, respectively and was $96 thousand and $83 thousand for the six months ended June 30, 2017 and 2016, respectively. Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of June 30, 2017 was $285 thousand, and the weighted-average period over which these grants are expected to vest is approximately 2.3 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $44 thousand for each of the three months ended June 30, 2017 and 2016 and was $92 thousand for each of the six months ended June 30, 2017 and 2016, respectively.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the six months ended June 30, 2017 were as follows: expected dividend yield – 0%, risk-free interest rate –2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. As of June 30, 2017, 322,000 options were outstanding.
The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for each of the three months ended June 30, 2017 and 2016 was $0 and was $0 for each of the six months ended June 30, 2017 and 2016. No unrecognized stock-based compensation expense related to unvested stock option grants existed as of June 30, 2017.
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
As of June 30, 2017 and December 31, 2016, no derivative liability was recorded on the Company’s condensed consolidated balance sheets.
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
On March 17, 2017, the Company, the members of the Prior Board and WLA entered into a confidential settlement agreement and release (the “Settlement Agreement”) pursuant to which, among other things, each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Actions and WLA agreed to take all actions to seek to dismiss the Actions without prejudice within ten business days following the execution of the Settlement Agreement. As part of the Settlement Agreement, the Company also agreed (1) to terminate all options and warrants currently outstanding in Company subsidiaries that have been granted to Dr. Ji and any other directors of the Company no later than 60 days after the Company’s next annual meeting of stockholders, (2) to grant WLA the right to designate a representative to attend all meetings of the Company’s board of directors in a nonvoting observer capacity, (3) to act in good faith to attempt to add two additional independent directors to the Company’s board of directors, and (4) to pay $400,000 as reimbursement for WLA’s out of pocket fees and expenses.  In addition, WLA agreed to comply with a two-year standstill period, during which WLA is prohibited from engaging in certain actions relating to controlling or influencing the management of the Company.  There was no impact from the termination of the options and warrants for the three or six months ended June 30, 2017 as a result of the Settlement Agreement.
On May 31, 2017, the Court of Chancery of the State of Delaware entered an order providing for dismissal of the Actions without prejudice pursuant to the terms of the Settlement Agreement, to be effective upon the Company submitting to the Court of Chancery of the State of Delaware a notice of the filing of a Current Report on Form 8-K with the Securities and Exchange Commission, which was filed on June 1, 2017.
On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware against each of the members of the Prior Board; George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the Subsidiary Options Claim; and (2) breach of fiduciary duty with respect to the Yuhan Agreement Claim (the “Williams Action”). The Company is unable to determine whether any loss will occur with respect to the Williams Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any relief if it does prevail.
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
On October 22, 2015, Immunomedics filed an amended complaint (the “First Amended Complaint”), which, among other things, no longer named the Board of Directors of Roger Williams Medical Center and The Office of the Board of Advisors of Tufts University School of Medicine as defendants. Roger Williams Medical Center and Tufts Medical Center were added as new defendants.  On January 14, 2016, Immunomedics filed a second amended complaint (the "Second Amended Complaint"), which, among other things, no longer named Tufts Medical Center as a defendant.  In addition, the Second Amended Complaint contained allegations directed to two additional alleged material transfer agreements dated September 1993 and May 2010, respectively, and also added an allegation of unjust enrichment.  The Second Amended Complaint also no longer asserted claims for (1)breach of covenant of good faith and fair dealing; (2)misappropriation; (3)bailment; (4) negligence; and (5) vicarious liability.
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants.  TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015.  The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2)tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction.  On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the case.  The Immunomedics Action remains pending in the District of New Jersey against defendants Roger Williams Medical Center, Dr. Junghans, and Dr. Katz.  A trial date has not yet been set.  The Company believes that the Immunomedics Action is without merit, and will vigorously defend itself against this and any further actions. However, should Immunomedics prevail against the Company, Roger Williams Medical Center or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
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
The Company’s income tax benefit of $3.1 million and $0 reflect effective tax rates of 7.5% and 0% for the six months ended June 30, 2017 and 2016, respectively.
The difference between the expected statutory federal tax benefit of 35% and the 7.5% effective tax benefit for the six months ended June 30, 2017, was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the six months ended June 30, 2017, when compared to the same period in 2016, the increase in the tax benefit and increase in effective income tax rate was primarily attributable to the tax benefit recorded related to the Company’s Scilex investment.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
As of the June 30, 2017, the Company had approximately $2.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of June 30, 2016, the Company had approximately $1.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 30, 2017 and 2016, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 30, 2017.
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
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of June 30, 2017, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $8.7 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Common Stock and warrants.
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
Under the Semnur Binding Term Sheet, either party may terminate the Semnur Binding Term Sheet.
As of June 30, 2017, the Semnur Acquisition had not closed. The final terms of the Semnur Acquisition are subject to the negotiation and finalization of the Definitive Agreement and any other agreements relating to the Semnur Acquisition, and the material terms of the Semnur Acquisition are expected to differ from those set forth in the Semnur Binding Term Sheet. In addition, the Semnur Closing will be subject to various customary and other closing conditions.
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
Acquisition of Virttu Biologics Limited
On April 27, 2017, we entered into a Share Purchase Agreement (the “Virttu Purchase Agreement”) with TNK Therapeutics, Inc., our majority-owned subsidiary (“TNK”), Virttu Biologics Limited (“Virttu”), the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders, pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Virttu Acquisition”).
Virttu focuses on the development of oncolytic viruses that infect and selectively multiply in and destroy tumor cells without damaging healthy tissue. Its lead oncolytic virus candidate, Seprehvir, infects and replicates in cancer cells selectively, leaving normal cells unharmed.
Under the Virttu Purchase Agreement, the total amount of the consideration payable to the Virttu Shareholders in the Virttu Acquisition is equal to $25 million, less Virttu’s net debt (the “Virttu Base Consideration”). An additional $10 million contingent consideration is payable upon the achievement of certain regulatory milestones (as described below) (the “Regulatory Approval Consideration”).
At the closing of the Virttu Acquisition (the “Closing”), we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:

(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK will issue to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration shall be held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing does not occur, then on the Financing Due Date, we will issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Closing).
(2) Within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of our common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of our common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.
Celularity Transaction
On November 1, 2016, we loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by us to Celularity, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by us, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). In the event that Celularity meets certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note shall be forgiven and converted to equity. On May 31, 2017, we loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, we loaned an additional $1.0 million to Celularity. Additionally, on July 7, 2017, we loaned an additional $2.0 million to Celularity.
On June 12, 2017, we entered into a Contribution Agreement (the “Contribution Agreement”) with TNK and Celularity, pursuant to which, among other things, we and TNK agreed to contribute certain intellectual property rights related to our proprietary chimeric antigen receptor (“CAR”) constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis. The contribution will be made pursuant to a License and Transfer Agreement to be entered into by and among us, TNK and Celularity.
As of June 30, 2017, the transactions contemplated by the Contribution Agreement had not closed.
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

During the quarter ended June 30, 2017, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 3 to our consolidated financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, as filed with the SEC.
Results of Operations
The following describes certain line items set forth in our condensed consolidated statements of operations.
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenues. Revenues were $4.7 million for the three months ended June 30, 2017, as compared to $902 thousand for the three months ended June 30, 2016. The net increase of $3.8 million is primarily due to an increase in our sales and services of $2.4 million related to contract manufacturing services as well as increases in royalty and license revenues of $1.6 million resulting primarily from our collaboration arrangements.
In June 2014, the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1 million per year. During the three months ended June 30, 2017 and 2016, we recorded $95 thousand and $218 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the three months ended June 30, 2017 and 2016 were $816 thousand and $295 thousand, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $521 thousand is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 and 2016 were $11.2 million and $10.7 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $0.4 million is primarily attributable to increased payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended June 30, 2017 and 2016 were $0 and $32.0 million, respectively. The decrease is due to cost associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope in the prior year.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2017 and 2016 were $9.1 million and $4.2 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of

$4.9 million is primarily attributable to higher salaries and related compensation expenses resulting from new hires of approximately $3.1 million and higher legal costs associated with litigation matters of approximately $1.8 million.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the three months ended June 30, 2017 and 2016 was $665 thousand and $111 thousand, respectively. The increase in the three months ended June 30, 2017 as compared to the same period in 2016 is due to the intangible assets acquired as part of the Scilex acquisition in the fourth quarter of the prior year.
Income (loss) on equity investments.  Income (Loss) on equity investments for the three months ended June 30, 2017 and 2016 was $(1,102) thousand and $470 thousand, respectively.
Interest Expense. Interest expense for the three months ended June 30, 2017 and 2016 was $1.2 million and $0.3 million, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.
Interest Income. Interest income for the three months ended June 30, 2017 and 2016 was $232 thousand and $45 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax benefit. Income tax benefit for the three months ended June 30, 2017 and 2016 was $1,398 thousand and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities.
Net Loss. Net loss for the three months ended June 30, 2017 and 2016 was $14.7 million and $44.5 million, respectively.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenues. Revenues were $9.5 million for the six months ended June 30, 2017, as compared to $1.9 million for the six months ended June 30, 2016. The net increase of $7.6 million is primarily due to an increase in our sales and services of $4.8 million related to contract manufacturing services of $3.4 million as well as our royalty and license revenues resulting primarily from our collaboration arrangements.
In June 2014, the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1 million per year. During the six months ended June 30, 2017 and 2016, we recorded $195 thousand and $457 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the six months ended June 30, 2017 and 2016 were $1.9 million and $0.7 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $1.2 million is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 and 2016 were $26.1 million and $18.4 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $7.7 million is primarily attributable to increased payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2017 and 2016 were $0.2 million and $45.0 million, respectively. The decrease is due to cost associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope in the prior year.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 and 2016 were $21.0 million and $8.7 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $12.3 million is primarily attributable to higher salaries and related compensation expenses resulting from new hires of approximately $6.9 million and higher legal costs associated with litigation matters of approximately $4.6 million.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the six months ended June 30, 2017 and 2016 was $1.3 million and $0.2 million, respectively. The increase in the six months ended June 30, 2017 as compared to the same period in 2016 is due to the intangible assets acquired as part of the Scilex acquisition in the fourth quarter of the prior year.
Income (loss) on equity investments.  Income (loss) on equity investments for the six months ended June 30, 2017 and 2016 was $(2,050) thousand and $(29) thousand, respectively.
Interest Expense. Interest expense for the six months ended June 30, 2017 and 2016 was $2.8 million and $0.6 million, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.
Interest Income. Interest income for the six months ended June 30, 2017 and 2016 was $457 thousand and $58 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax benefit. Income tax benefit for the six months ended June 30, 2017 and 2016 was $3 million and $0, respectively. The increase in income tax benefit resulted mainly from the amortization and decrease of deferred tax liabilities.
Net Loss. Net loss for the six months ended June 30, 2017 and 2016 was $38.5 million and $61.8 million, respectively.
Liquidity and Capital Resources
As of June 30, 2017, we had $53.7 million in cash and cash equivalents attributable in part to the net proceeds received under the loan and security agreement that we and certain of our domestic subsidiaries (collectively, the “Borrowers”) entered into with Hercules Capital, Inc. (“Hercules”) on November 23, 2016, as amended (as so amended, the “Loan Agreement”).  As of June 30, 2017, we had $26.5 million of long term debt associated with the Loan Agreement. The Loan Agreement contains covenants requiring us (i) to achieve certain fundraising requirements by certain dates, and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones.  The Offering (as described below) satisfied the fundraising requirements and fundraising milestone. We are currently in compliance with these covenants, and have plans in place to maintain compliance with these covenants. To the extent we are unable to execute on these plans to maintain compliance with these covenants, or we are unable to amend the Loan Agreement to maintain such compliance then we would be in default under the Loan Agreement and the outstanding loan balance may be declared immediately due and payable.   If the outstanding loan balance was payable in the next 12 months and we are unable to secure additional sources of financing, we would not have enough cash to fund our operating and capital requirements for the next 12 months. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows from Operating Activities. Net cash used for operating activities was $41.7 million for the six months ended June 30, 2017 and is primarily attributable to our net loss of $38.5 million, partially offset by $2.6 million in non-cash activities relating to stock-based compensation.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our joint ventures, collaborations and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $10.3 million for the six months ended June 30, 2017 as compared to $2.2 million for the six months ended June 30, 2016. The net cash used related primarily to equipment acquired for research and development activities.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $23.1 million for the six months ended June 30, 2017 as compared to net cash provided financing of $93.7 million for the six months ended June 30, 2016, which was primarily due to the repayment associated with the amended loan and security agreement in the current year.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of approximately $196.5 million, as we have not generated any product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.
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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the six months ended June 30, 2017, we sold approximately $3.6 million and $2.5 million in shares of common stock under the ATM Facility, respectively.  We can offer up to $43.9 million of additional shares of common stock under the ATM Facility, subject to certain limitations. On April 19, 2017, we completed the Offering of $47.5 million shares of common stock pursuant to the shelf registration statement and received net proceeds of approximately $43.5 million.
Pursuant to this Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.

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
Off-Balance Sheet Arrangements
Since our inception through June 30, 2017, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
New Accounting Pronouncements
Refer to Note 1, “Nature of Operations and Business Activities,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. Our exposure to market risk is confined to our cash and cash equivalents. We have cash and cash equivalents and invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. The interest rate under our loan and security agreement with Hercules Capital, Inc. is calculated at a prime-based variable rate, currently at 10.0%. We do not believe that we have any material exposure to interest rate risk arising from our investments.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As identified above, a material weakness was identified in our internal control over financial reporting as of June 30, 2017.  Our plans for remediating such material weakness, which would constitute changes in our internal control over financial reporting prospectively, are also enumerated above.

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
On May 31, 2017, the Court of Chancery of the State of Delaware entered an order providing for dismissal of the Actions without prejudice pursuant to the terms of the Settlement Agreement, to be effective upon the Company submitting to the Court of Chancery of the State of Delaware a notice of the filing of a Current Report on Form 8-K with the Securities and Exchange Commission, which was filed on June 1, 2017.
On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware against each of the members of the Prior Board; George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the Subsidiary Options Claim; and (2) breach of fiduciary duty with respect to the Yuhan Agreement Claim  (the “Williams Action”). The Company is unable to determine whether any loss will occur with respect to the Williams Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q. Furthermore, there is no guarantee that the Company will prevail in this suit or receive any relief if it does prevail.
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
Item 1A.    Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2016, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
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
Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the U.S. Food and Drug Administration (the “FDA”), the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (the “MHRA”), the European Medicines Agency (“EMA”) or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA, the MHRA, the EMA or certain other foreign regulatory agencies before we may commercialize our product candidates.
The regulatory approval processes of the FDA, the MHRA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval from the FDA, the MHRA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
We may fail to receive regulatory approval for our product candidates for many reasons, including the following:

•	the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•
we may be unable to demonstrate to the satisfaction of the FDA, the MHRA, the EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required for approval by the FDA, the MHRA, the EMA or comparable foreign regulatory authorities;

•	the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, a marketing authorization application (“MAA”) or other submission or to obtain regulatory approval in the U.S., the United Kingdom, the European Union or elsewhere;

•
the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

•
the approval policies or regulations of the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
Other than a new drug application submitted by Scilex for Scilex’s lead product candidate, ZTlidoTM, we have not previously submitted a BLA or an NDA to the FDA, an MAA to the MHRA or the EMA or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in some instances, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
We plan to seek regulatory approval to commercialize our product candidates in the U.S., the United Kingdom, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. Further, the United Kingdom has voted to withdraw from the European Union. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.
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
Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications or may not approve our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices (“cGMP”) regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, the MHRA, the EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business. If our technologies fail to compete effectively against third party technologies, our business will be adversely impacted.
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
Our global operations are exposed to political and economic risks, commercial volatility and events beyond our control in the countries in which we operate, some of which may be enhanced by our recent acquisition of Virttu Biologics Limited.
On April 27, 2017, we acquired Virttu Biologics Limited, which is based in the United Kingdom. In addition to challenges specific to the United States, our operations, including but not limited to our operations outside of the United States, are subject to a variety of political and economic risks, including risks arising from:

•	unexpected changes in international or domestic legal, regulatory or governmental requirements or regulations, including related to intellectual property or the biopharmaceutical industry;

•	unexpected increases in taxes or tariffs;

•	trade protection measures or import or export licensing requirements;

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing international operations;

•	less favorable intellectual property or other applicable laws;

•	the effects of the implementation of the United Kingdom’s decision to voluntarily depart from the European Union;

•	currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;

•	increased costs of compliance with general business and tax regulations in these countries or regions;

•	divergent legal systems and regulatory frameworks; and

•	political and economic instability or corruption.

These risks and others as described in our Annual Report on Form 10-K for the year ended December 31, 2016 may have a material adverse effect on our global operations and on our business and financial condition.
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

Sorrento Therapeutics, Inc.

Date:	August 9, 2017	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Dean Ferrigno
Dean Ferrigno
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*
Share Purchase Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., Virttu Biologics Limited, the shareholders of Virttu Biologics Limited and Dayspring Ventures Limited, as representative of the shareholders of Virttu Biologics Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

4.1
Registration Rights Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

10.1	Fifth Amendment to Loan and Security Agreement, dated April 13, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.2	Sixth Amendment to Loan and Security Agreement, dated April 27, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

10.3+
Amended and Restated Employment Agreement between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D., dated May 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.4**	Contribution Agreement, dated as of June 12, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.5	Amendment No. 1 to Promissory Note, dated as of June 12, 2017, by and between Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.6**	Amendment No. 1 to Contribution Agreement, dated as of June 30, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.7	Amendment No. 2 to Promissory Note, dated as of June 30, 2017, by and between Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Non material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to supplementally furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

**	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

+	Management contract or compensatory plan.