Form 10-Q
period 2017-09-30
Sorrento Therapeutics, Inc.
filed 2017-11-09
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 1, 2017 was 79,321,842.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,323	$82,398
Marketable securities	888	1,106
Grants and accounts receivables, net	1,693	1,696
Income tax receivable	1,525	1,289
Prepaid expenses and other, net	2,279	3,165
Total current assets	44,708	89,654
Property and equipment, net	18,969	12,707
Intangibles, net	71,675	64,766
Goodwill	38,298	41,548
Cost method investments	237,008	112,008
Equity method investments	70,686	76,994
Other, net	3,440	3,909
Total assets	$484,784	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,984	$8,282
Accrued payroll and related benefits	4,158	3,565
Current portion of deferred compensation	—	1,012
Accrued expenses	4,441	4,741
Current portion of deferred revenue	14,666	9,666
Current portion of deferred rent	13	248
Acquisition consideration payable	44,682	48,362
Current portion of debt	2,407	209
Total current liabilities	83,351	76,085
Long-term debt	24,575	47,107
Deferred tax liabilities	105,659	53,238
Deferred revenue	127,133	134,376
Deferred rent and other	5,757	4,278
Total liabilities	346,475	315,084
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 78,521,438 and 50,882,856 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	9	6
Additional paid-in capital	357,898	303,865
Accumulated other comprehensive income (loss)	123	(118)
Accumulated deficit	(177,545)	(174,252)
Treasury stock, 7,568,182 shares at cost at September 30, 2017, and December 31, 2016, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	131,021	80,037
Noncontrolling interests	7,288	6,465
Total equity	138,309	86,502
Total liabilities and stockholders' equity	$484,784	$401,586
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Grant	$11	$142	$206	$899
Royalty and license	118,667	1,535	123,500	1,560
Sales and services	3,232	566	7,743	1,674
Total revenues	121,910	2,243	131,449	4,133
Operating costs and expenses:
Costs of revenues	1,085	418	2,965	1,072
Research and development	16,604	10,382	42,667	28,903
Acquired in-process research and development	902	—	1,102	45,000
General and administrative	10,214	5,267	31,194	13,982
Intangible amortization	656	112	1,948	334
Gain on contingent liabilities and acquisition consideration payable	(4,468)	(1,687)	(8,558)	(6,184)
Total operating costs and expenses	24,993	14,492	71,318	83,107
Income (Loss) from operations	96,917	(12,249)	60,131	(78,974)
Gain on sale of marketable securities	—	27,193	—	27,193
Gain (loss) on trading securities	231	491	(218)	491
Gain (loss) on derivative liability	—	—	—	5,520
Gain (loss) on foreign currency exchange	(215)	—	(215)	—
Gain (loss) on equity investments	(507)	323	(2,557)	294
Interest expense	(1,208)	(236)	(4,017)	(816)
Interest income (expense)	(265)	26	192	84
Income (loss) before income tax	94,953	15,548	53,316	(46,208)
Income tax expense (benefit)	57,480	(195)	54,386	(195)
Net income (loss)	37,473	15,743	(1,070)	(46,013)

Net loss attributable to noncontrolling interests	3,514	(147)	2,223	(2,948)
Net income (loss) attributable to Sorrento	$33,959	$15,890	$(3,293)	$(43,065)
Net income (loss) per share - basic per share attributable to Sorrento	$0.44	$0.24	$(0.05)	$(0.91)
Net income (loss) per share - diluted per share attributable to Sorrento	$0.44	$0.24	$(0.05)	$(0.91)
Weighted-average shares used during period - basic per share attributable to Sorrento	76,887	66,193	66,122	47,581
Weighted-average shares used during period - diluted per share attributable to Sorrento	76,888	66,527	66,122	47,581

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$37,473	$15,743	$(1,070)	$(46,013)
Other comprehensive income:
Foreign currency translation adjustments	(95)	—	241	—
Unrealized gain (loss) on marketable securities, net of tax	—	2,067	—	(60,353)
Tax impact related to unrealized gain on marketable securities	—	—	—	14,295
Reclassification adjustment of unrealized gain included in net loss	—	(27,193)	—	(27,193)
Total other comprehensive loss	37,378	(9,383)	(829)	(119,264)
Comprehensive loss attributable to noncontrolling interests	3,514	(147)	2,223	(2,948)
Comprehensive loss attributable to Sorrento	$33,864	$(9,236)	$(3,052)	$(116,316)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$—	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	—	(1,400)	(2,027)
Issuance of common stock for business combinations	1,552,011	—	—	—	3,053	—	—	—	—	3,053
Issuance of common stock for public placement and investments, net	26,082,325	3	—	—	47,641	—	—	—	—	47,644
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	—	30
Stock-based compensation	—	—	—	—	3,936	—	—	—	—	3,936
Foreign currency translation adjustment	—	—	—	—	—	241	—	—	—	241
Net loss	—	—	—	—	—	—	—	(3,293)	2,223	(1,070)
Balance, September 30, 2017	78,521,438	$9	7,568,182	(49,464)	$357,898	$123	$—	$(177,545)	$7,288	$138,309

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2015	37,771,459	$4	—	—	$184,898	$73,579	$—	$(113,329)	$(4,214)	$140,938
Issuance of common stock with exercise of options	89,976	—	—	—	454	—	—	—	—	454
Issuance of common stock for private placement and investments, net	27,587,131	23	—	—	149,163	—	—	—	—	149,186
Stock-based compensation	—	—	—	—	3,420	—	—	—	—	3,420
Stock Cancellation / Forfeiture	(7,868,515)	(1)	—	—	(1,341)	—	—	—	—	(1,342)
Change in unrealized gain on marketable securities	—	—	—	—	—	(73,251)	—	—	—	(73,251)
Stock subscription	—	—	—	(51,491)	—	—	(43,502)	—	—	(94,993)
Net loss	—	—	—	—	—	—	—	(43,065)	(2,948)	(46,013)
Balance, September 30, 2016	57,580,051	$26	—	(51,491)	$336,594	$328	$(43,502)	$(156,394)	$(7,162)	$78,399

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$(1,070)	$(46,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,271	1,223
Non-cash interest expense	920	181
Gain / Loss on marketable securities	—	(27,193)
Amortization of debt issuance costs	455	—
Gain on trading securities	218	(491)
Stock-based compensation	3,936	3,442
Provision for doubtful accounts	—	29
Gain on expiration of derivative liability	—	(5,520)
Gain / Loss on equity investments	2,557	(294)
Non-cash income on cost method investments	(116,249)	—
Gain on contingent liabilities and acquisition consideration payable	(8,558)	(6,184)
Deferred tax provision	54,445	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	3	136
Accrued payroll	593	—
Prepaid expenses and other	886	(1,028)
Deposits and other assets	233	—
Accounts payable	4,572	38
Deferred revenue	(2,243)	25,848
Deferred rent and other	212	—
Accrued expenses and other liabilities	(509)	1,414
Net cash used for operating activities	(54,328)	(54,412)
Investing activities
Purchases of property and equipment	(9,371)	(3,688)
Investment in Celularity	(5,000)
Note receivable	—	(600)
Investments in common stock	—	(750)
Purchase of business, net of cash acquired	(557)	—
Net cash (used in) provided by investing activities	(14,928)	(5,038)
Financing activities
Repayment under the amended loan and security agreement	(21,500)	(3,683)
Payments under deferred compensation arrangements	(1,012)	—
Proceeds from issuance of common stock, net of issuance costs	47,674	105,477
Purchase of treasury stock	—	(15,639)
Proceeds from exercise of stock options	—	454
Net cash provided by (used in) financing activities	25,162	86,609
Net change in cash and cash equivalents	(44,094)	27,159
Net effect of exchange rate changes on cash	19	—
Cash and cash equivalents at beginning of period	82,398	39,038
Cash and cash equivalents at end of period	$38,323	$66,197
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$34	$1
Interest paid	$2,808	$778
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	$15,465	$—
Stock subscription and note receivable issued	$—	$43,502
Property and equipment costs incurred but not paid	$130	$—
Purchase of treasury stock and warrant with marketable securities	$—	$37,193
Scilex non-cash consideration for regulatory milestone	$1,380	$—

 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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
Through September 30, 2017, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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

As of September 30, 2017, the Company had a $30.0 million outstanding principal balance on the long-term debt associated with the Loan and Security Agreement, dated November 23, 2016, by and among the Company and certain of its domestic subsidiaries (together with the Company, the “Borrowers”) and Hercules Capital, Inc. (“Hercules”), as amended (as so amended, the “Loan Agreement”).  The Loan Agreement contains covenants requiring the Company (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones. The Company's public offering of common stock in April 2017 for net proceeds of $43.5 million satisfied the fundraising requirements and fundraising milestone.  As of September 30, 2017, the Company had $38.3 million of cash and cash equivalents (includes approximately $6.0 million of foreign cash), of which $20.0 million is required to be maintained subject to the minimum cash requirement of the Loan Agreement.  Effective November 6, 2017, the Company and Hercules entered into an amendment to the Loan Agreement that reduced the minimum amount of U.S. unrestricted cash that the Company must maintain under the Loan Agreement to $8.0 million (see Note 18). The Company’s available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements without additional fundraising.  Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
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
To the extent the Company is unable to execute on these plans, or is unable to amend the Loan Agreement to maintain compliance with the Loan Agreement covenants, the Company would be in default under the Loan Agreement and the outstanding loan balance may be declared immediately due and payable. Further, the provisions of the Loan Agreement allow for Hercules to exercise a material adverse event clause should the Company incur a material adverse event within the meaning provided by the Loan Agreement, which could include the going concern matters described herein. Should Hercules invoke the material adverse event clause, the outstanding loan balance may be declared immediately due and payable. Although reasonably possible, the Company believes that it is not probable that the material adverse event clause associated with the Loan Agreement will be exercised.
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
Universal Shelf Registration
In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the nine months ended September 30, 2017, the Company sold approximately $3.6 million and $4.1 million of net proceeds from shares of common stock under the ATM Facility, respectively.  The Company can offer up to $41.9 million of additional shares of common stock under the ATM Facility, subject to certain limitations.  On April 19, 2017, the Company completed a public offering of $47.5 million shares of common stock pursuant to the Shelf Registration Statement for net proceeds of approximately $43.5 million.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the three and nine months ended September 30, 2017 and 2016, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable
Grants receivable at September 30, 2017 and December 31, 2016 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at September 30, 2017 and December 31, 2016 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $20 thousand and $26 thousand, respectively.
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
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2016, noting no impairment. There have not been any triggering events indicating the potential for impairment through September 30, 2017.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through September 30, 2017.
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
The condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and stockholders’ equity and of cash flows for the nine months ended September 30, 2016 have been restated to correct for the effects of an immaterial error in the interim periods related to the re-measurement of acquisition consideration payable. As a result of the restatement, an adjustment of $1.7 million and $6.2 million to gain on contingent liabilities and an adjustment of $0.2 million and $0.3 million to research and development expense have been reflected in operating costs and expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016, respectively.  This adjustment includes a gain of $991 thousand that relates to 2015 but was recognized in the three months ended March 31, 2016, thus is included in the condensed consolidated statement of operations for the nine months ended September 30, 2016.  As a result of this adjustment, the financial results for the three months ended September 30, 2016 reflect the impact of the adjustment which resulted in a decrease in operating costs and expenses from $16.0 million to $14.5 million, an increase in net income attributable to the Company from $14.4 million to $15.9 million, and an increase in net income per share from $0.22 to $0.24 for the quarter ended September 30, 2016. The financial results for the nine months ended September 30, 2016 reflect the impact of the adjustment, which resulted in a decrease in operating costs and expenses from $89.0 million to $83.1 million, a decrease in net loss attributable to the Company from $48.9 million to $43.1 million, and a decrease in net loss per share from $(1.03) to ($0.91) for the nine months ended September 30, 2016.
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
The Company’s cost method investments are included in cost method investments on the condensed consolidated balance sheets.  The Company’s equity method investments are included in equity method investments on the condensed consolidated balance sheets.
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
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2016 and September 30, 2017, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its Scilex investment.
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
License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period upon the transfer of value to the customer.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for annual reporting periods beginning after December 15, 2017, and interim periods thereafter.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The Company is in the process of evaluating the impact of ASU No. 2014-09 on its royalty and license revenues and does not expect a material impact to its grants and sales and services revenues. The standard allows for either a full retrospective or modified retrospective method of adoption. The Company expects to adopt this standard using the modified retrospective approach on its effective date, January 1, 2018.
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
In connection with the Virttu transaction, we recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the nine months ended September 30, 2017, for legal and related costs. Acquisition costs are expensed as incurred.
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

On September 11, 2017, the Company received notice from the FDA that the FDA had accepted the NDA and the Company issued to the Accredited Scilex Stockholders consideration valued at $1.4 million, which consisted primarily of an aggregate of 754,930 shares of Common Stock.
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
Although a Qualified Financing did not occur by October 15, 2017 and TNK did not complete an initial public offering by September 15, 2017, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not issued shares to the Stockholders pursuant to the Stock Purchase Agreement as it is currently negotiating the terms of the Stock Purchase Agreement with the Stockholders.

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
Level 3—Unobservable inputs based on the Company's own assumptions.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at September 30, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$38,323	$38,323	$—	$—
Marketable securities	$888	$700	$—	$188
Total assets	$39,211	$39,023	$—	$188
Liabilities:
Acquisition consideration payable - Current	$44,682	$—	$—	$44,682
Acquisition consideration payable - Non-current	$1,032	$—	$—	$1,032
Total liabilities	$45,714	$—	$—	$45,714

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$82,398	$82,398	$—	$—
Marketable securities	$1,106	$831	$—	$275
Total assets	$83,504	$83,229	$—	$275
Liabilities:
Acquisition consideration payable	$48,362	$—	$—	$48,362
Total liabilities	$48,362	$—	$—	$48,362
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
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017:

(in thousands)	Fair Value
Beginning Balance at December 31, 2016	48,362
Scilex acquisition adjustment (See Note 4)	(6,500)
Acquisition consideration payable – current year acquisitions (See Note 4)	12,807
Contingent consideration (Non-current) – current year acquisitions (See Note 4)	983
Re-measurement of Fair Value	(8,558)
Payment of current year contingent consideration	(1,380)
Ending Balance at September 30, 2017	$45,714
The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at September 30, 2017:

(in thousands)	Fair Value Measurements at September 30, 2017	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
BDL Contingent Consideration	$1,057	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	6.82% 10% and 90%
Virttu Contingent Consideration (Non-current)	$1,032	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Virttu Contingent Consideration	$10,104	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	3.21% 30% and 70%
Scilex Contingent Consideration	$28,900	Monte Carlo simulation method	Discount Rate Probability of Regulatory Milestones	11.39% 95%
Concortis Contingent Consideration	$534	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,635	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,452	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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
Fair Value of Other Financial Instruments

The fair value of the debt obligation is measured at fair value using significant other observable inputs (Level 2) at September 30, 2017. The carrying value and fair value of the Company’s debt obligations are as follows (in thousands):

	September 30, 2017
	Carrying Value	Fair Value
Debt Obligations:
Term Loan	26,982	26,982

Total Fair Value of Debt Obligations:	$26,982	$26,982

	December 31, 2016
	Carrying Value	Fair Value
Debt Obligations:
Term Loan	47,316	47,316

Total Fair Value of Debt Obligations:	$47,316	$47,316
6. Marketable Securities
Marketable securities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$138	$—	$888

	December 31, 2016
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$356	$—	$1,106
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
For the three months ended September 30, 2017 and 2016, the Company recorded a gain of $0.2 million and a gain of $0.5 million on trading securities. For the nine months ended September 30, 2017 and 2016, the Company recorded a loss of $0.2 million and a gain of $0.5 million on trading securities. The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at September 30, 2017 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017 (in thousands):

Total
Beginning balance at December 31, 2016	$275
Change in fair value of warrant	(87)
Ending balance at September 30, 2017	$188
Available-for-sale Securities
On July 27, 2015, NantKwest, Inc. (“NantKwest”) completed its initial public offering (“IPO”).  Prior to the IPO, the Company’s investment in NantKwest was accounted for using the cost method and the total investment of $10.0 million was classified as part of cost method investments on the Company’s consolidated balance sheets.  The common shares were subject to restrictions in a lock-up agreement through December 27, 2015 as well as limitations under Rule 144 of the Securities Act of 1933, as amended. As these were short term restrictions, the Company did not apply a marketability discount.  At December 31, 2015, the Company recorded an unrealized gain of $73.6 million, representing the difference between the $10.0 million cost basis and the estimated fair value net of tax, as accumulated other comprehensive income in the stockholder's equity section of the Company’s consolidated balance sheet and as a change in unrealized gains and losses on marketable securities in the Company’s consolidated statements of comprehensive income (loss). The Company’s investment in NantKwest was revalued on each balance sheet date.  The fair value of the Company’s holdings in NantKwest at December 31, 2015 was a Level 1 measurement.
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
7. Property and Equipment
Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Furniture and fixtures	1,089	458
Office equipment	518	326
Machinery and lab equipment	18,787	13,220
Leasehold improvements	6,833	3,625
	27,227	17,630
Less accumulated depreciation	(8,258)	(4,922)
	$18,969	$12,707
Depreciation expense for the quarters ended September 30, 2017 and 2016 was $1.4 million and $0.5 million, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3.3 million and $1.4 million, respectively.
8. Cost Method Investments
As of September 30, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc. (See Note 9).
As of December 31, 2016, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, NantBioScience, Globavir Biosciences, Inc., Brink Biologics, Inc. and Coneksis, Inc.

The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three or nine months ended September 30, 2017.
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
The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on its condensed consolidated balance sheets and its share of NANTibody’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in NANTibody was approximately $39.8 million.
The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NANTibody recorded net profit of $375 thousand and net profit of $0.1 million for the three months ended June 30, 2017 and March 31, 2017, respectively. NANTibody recorded net loss of $1.0 million for the nine months ended June 30, 2017. The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016.  As of June 30, 2017, NANTibody had $100.0 million in current assets and $387 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2016 and the three and nine months ended September 30, 2017.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in NantStem was approximately $18.6 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $2.2 million at September 30, 2017.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net income of $461 thousand and net income of $369 thousand for the three months ended June 30, 2017 and March 31, 2017, respectively.  NantStem recorded net income of $375 thousand for the nine months ended June 30, 2017. The Company recorded its portion of loss from NANTibody in loss on equity investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016.  As of June 30, 2017, NantStem had $82.1 million in current assets and $1 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in ImmuneOncia was approximately $8.5 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.3 million at September 30, 2017.
ImmuneOncia recorded net loss of $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively.  The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017.  As of September 30, 2017, ImmuneOncia had $8.0 million in current assets, $32 thousand in current liabilities, $9.9 million in noncurrent assets, and no noncurrent liabilities.
In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.
Celularity Transaction
On November 1, 2016, the Company entered into a nonbinding term sheet (the “Term Sheet”) with TNK and Celularity, Inc., a research and development company (“Celularity”), setting forth the terms and conditions by which the Company or TNK, along with one or more third parties, would contribute certain assets to Celularity. The Term Sheet outlined that contingent upon the execution of a definitive agreement among the parties, concurrently with asset contributions to Celularity to be made by one or more third parties, TNK would contribute to Celularity certain chimeric antigen receptor (“CAR”) constructs for use in placenta-derived cells and cord blood-derived cell, and the Company would receive equity in Celularity.
In connection with the execution of the Term Sheet, on November 1, 2016, the Company loaned $5.0 million to Celularity, Inc. pursuant to a promissory note issued by Celularity to the Company, as amended (as so amended, the “Celularity Note”).  Pursuant to the terms of the Celularity Note, the loan would be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). In the event that Celularity met certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note would be forgiven. On May 31, 2017, the Company loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, the Company loaned an additional $1.0 million to Celularity, and the Company loaned an additional $2.0 million to Celularity on July 6, 2017.

On June 12, 2017, the Company, TNK and Celularity entered into a Contribution Agreement (the "Contribution Agreement") pursuant to which, among other things, the Company and TNK agreed to license certain intellectual property rights related to their proprietary CAR constructs and related CARs to Celularity. Per the terms of the Contribution Agreement, the transaction was contingent upon, among other things, Celularity meeting minimum financing conditions similar to those required per the Celularity Note. In exchange for the Company's contribution under the Contribution Agreement and the forgiveness of the Celularity Note, the Company was to receive Series A preferred shares of Celularity equal to 25% of Celularity’s outstanding shares of capital stock calculated on a fully-diluted basis.

On August 15, 2017, Celularity successfully completed the minimum financing conditions outlined in the Celularity Note and Contribution Agreement through the issuance of Series A preferred shares. As a result, the transactions contemplated by the Contribution Agreement closed and, on such date, among other things, (a) Celularity issued Series A preferred shares to TNK, (b) the Company, TNK and Celularity entered into a License and Transfer Agreement (the "License Agreement"), and (c) the Celularity Note was forgiven by the Company. Pursuant to the License Agreement (i) TNK and the Company agreed to provide to Celularity (1) their CAR constructs and related CARs for use worldwide in combination with placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder except that the anti-CD38 CAR constructs and related CARs may also be used in adult cells for the treatment of multiple myeloma unless TNK exercises its termination rights for the use with adult cells, and (2) their know-how relating to the foregoing, (ii) TNK and the Company granted to Celularity a limited, perpetual, transferable and sub-licensable license and covenant not to sue with respect to certain of their patents and other intellectual property rights, and (iii) Celularity agreed to pay to TNK 50% of the first $200 million and 20% thereafter of any upfront and milestone payments that Celularity receives in connection with any sub-license of a combination of anti-CD38 CAR constructs and either placenta-driven cells and/or cord blood–derived cells or adult cells.

From November 1, 2016 through August 15, 2017, the Company accounted for the Celularity Note as an equity method investment in Celularity in accordance with FASB Topic 323, Investments-Equity Method and Joint Ventures ("ASC 323"). As of August 14, 2017, the carrying value of the Company’s equity method investment in Celularity was $8.8 million. Because Celularity completed the minimum financing conditions outlined in the Celularity Note and Contribution Agreement, on August 15, 2017, TNK received Series A preferred shares in an amount equivalent to a 25% ownership interest in Celularity on an as-converted basis and the Celularity Note was forgiven. Upon issuance of the Series A Preferred shares for 25% ownership interest in Celularity, in accordance with ASC 323, the Company modified its investment in Celularity as a cost method investment because it was determined the Series A Preferred shares were not in-substance common stock.

The Company determined that the exchange of the Celularity Note and the 25% ownership interest in Celularity is a nonmonetary exchange within the scope of ASC 845, Nonmonetary Transactions, and was accounted for at fair value. The carrying value of the Company’s investment in Celularity is $125.0 million at August 15, 2017 and September 30, 2017.
The Company has assessed the accounting for the License Agreement under ASC 605-25, Revenue Recognition - Multiple Element Arrangements, and determined that the deliverables under the License Agreement should be accounted for as multiple units of accounting. The deliverables identified in the License Agreement consist of (1) delivered CAR constructs and related CARs, and (2) undelivered CAR constructs, if and when the Company discovers them. Per the License Agreement, the Company is neither obligated to provide substantive future support for the delivered technology, nor obligated to pursue the discovery of additional undiscovered CAR constructs. The Company has determined that the undelivered CAR constructs are of nominal value due to, among other things, (1) the uncertainty of discovery of a CAR construct with appropriate characteristics as well as (2) the extreme uncertainty of the commercialization of a compound that has yet to be discovered. Accordingly, the Company recognized revenue during the three months ended September 30, 2017 of approximately $116.2 million associated with the License Agreement.
On September 26, 2017, the Company entered into a joint development agreement with Celularity whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million will be recognized over the length of the service agreement as services are performed.
The financial statements of Celularity are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag under the equity method.
Celularity incurred operating expense of approximately $1.4 million and $4.1 million for the three and nine months ended June 30, 2017, respectively, in its interim financial results. The Company recorded its portion of loss from Celularity in loss on equity investments on its condensed consolidated statement of operations until its conversion to cost method investment on August 15, 2017.

Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses for the three and nine months ended June 30, 2017.  As of June 30, 2017, Shanghai Three had $0.4 million in current assets, $2.9 million in current liabilities, $5.3 million in noncurrent assets, and $5.0 million in noncurrent liabilities.
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
Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of September 30, 2017, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of September 30, 2017.
In June 2016, 3SBio purchased $10.0 million of shares of common stock and warrants as part of the Company’s private placement offering.

10. Goodwill and Intangible Assets
 At September 30, 2017, the Company had recorded goodwill of $38.3 million, which reflects the adjustment described in Note 4. At December 31, 2016, the Company had recorded goodwill of $41.5 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2016. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and nine months ended September 30, 2017 and 2016. A summary of the Company's goodwill as of September 30, 2017, including the impact of acquisitions described in Note 4 is as follows (in thousands):

Total
Balance at December 31, 2016	$41,548
Scilex Acquisition Adjustment	(4,645)
Goodwill Acquired from Virttu Acquisition	1,384
Foreign Currency Translation Adjustments	$11
Balance at September 30, 2017	$38,298

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of September 30, 2017, including the adjustment described in Note 4, and December 31, 2016 is as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,018	$567
Acquired technology	3,410	665	2,745
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	2,017	30,703
Total intangible assets	$75,375	$3,700	$71,675

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$801	$784
Acquired technology	3,410	533	2,877
Acquired in-process research and development	25,404	—	25,404
Patent rights	36,120	419	35,701
Total intangible assets	$66,519	$1,753	$64,766
As of September 30, 2017, the remaining weighted average life for identifiable intangible assets is 14 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended September 30, 2017 and 2016 was $538 thousand and $1 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations. Amortization expense for the nine months ended September 30, 2017 and 2016 was $1,597 thousand and $4 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for the three months ended September 30, 2017 and 2016 was $44 thousand and $44 thousand, respectively, which has been included in intangibles amortization. Amortization expense for each of the nine months ended September 30, 2017 and

2016 was $132 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.
Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended September 30, 2017 and 2016, was $73 thousand and $66 thousand, respectively, which has been included in intangibles amortization. Amortization expense for the nine months ended September 30, 2017 and 2016 was $218 thousand and $198 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Estimated future amortization expense related to intangible assets at September 30, 2017 is as follows (in thousands):

Years Ending December 31,	Amount
2017	$713
2018	3,748
2019	3,858
2020	3,858
2021	5,053
Thereafter	54,445
Total	$71,675
11. Significant Agreements and Contracts
License Agreement with Les Laboratoires Servier
On July 11, 2016, the Company announced a license and collaboration agreement (the "Servier License Agreement") with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using the Company’s fully human immuno-oncology anti-PD-1mAb STI-A1110 and will provide support for Servier’s initial development efforts. Pursuant to the financial terms of the Servier License Agreement, the Company received a non-refundable up-front payment of $27.4 million in July 2016, which has been recorded as deferred revenue in the Company’s condensed consolidated balance sheet and may also receive various payments based on commercial sales milestones related to annual sales levels.  The Company will recognize the upfront payment over the expected period of performance of three years.  During the quarter ended September 30, 2017, the Company recognized $2.3 million in license fee revenue pursuant to the Servier License Agreement. During the nine months ended September 30, 2017, the Company recognized $6.9 million in license fee revenue pursuant to the Servier License Agreement.
Effective November 6, 2017, the Servier License Agreement was terminated based on mutually agreed upon terms pursuant to the Servier License Agreement. As a result, the remaining unrecognized revenue of approximately $16.7 million associated with license fees under the Servier License Agreement will be recognized and reflected in the Company’s fourth quarter 2017 results.
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
In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the condensed consolidated statements of operations, in exchange for the purchase by Mabtech Limited in June 2016, of $10.0 million of shares of common stock and warrants.  The amended agreement includes additional milestone payments totaling $150.0 million payable following the completion of the technology transfer from Mabtech Limited.
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with Roger Williams Medical Center to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, Roger Williams Medical Center will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted Roger Williams Medical Center $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During each of the quarters ended September 30, 2017 and 2016, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement. During the nine months ended September 30, 2017 and 2016, the Company recognized approximately $510 thousand and $283 thousand in pre-clinical research and development expense pursuant to the agreement, respectively.
License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of September 30, 2017, the Company had not yet provided all of the items noted in the agreement and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  The Company will recognize the upfront payment and the value of the equity interest received over the expected license period of approximately ten years on a straight-line basis.  The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the quarters ended September 30, 2017 and 2016, the Company recorded $72 thousand and $18 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded $112 thousand and $40 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.
NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (“S. aureus” or “Staph”) infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. The Staph Grant III Award was not extended beyond June 30, 2017 and the remaining amounts for the award have been recorded as of September 30, 2017. During each of the quarters ended September 30, 2017 and 2016, the Company recorded $11 thousand and $135 thousand of revenue associated with the Staph Grant III Award, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded $206 thousand and $592 thousand of revenue associated with the Staph Grant III Award, respectively.
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
In addition to the Initial Consideration, Scintilla may pay additional consideration of up to $140.0 million to Semnur’s equityholders upon Scintilla’s completion of certain clinical studies and trials, receipt of certain regulatory approvals and the achievement of certain sales targets following the Semnur Closing. The Company paid $6.9 million associated with the development activities since the inception of the Semnur Binding Term Sheet through September 30, 2017.
Under the Semnur Binding Term Sheet, either party may terminate the Semnur Binding Term Sheet.
On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately.
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
Pursuant to the terms of the seventh amendment to the Loan Agreement entered into on November 6, 2017 (the “Seventh Amendment”), (i) the Company repaid Hercules, without repayment penalty, $10.0 million of the outstanding principal and unpaid interest accrued thereon on November 6, 2017, and (ii) Hercules agreed to reduce the minimum amount of unrestricted cash that the Company must maintain under the Loan Agreement from $20.0 million to $8.0 million.
The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and significant limitations on dividends, indebtedness, liens (including a negative pledge on intellectual property and other assets), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Additionally, the Loan Agreement contains covenants requiring the Borrowers (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of unrestricted cash prior to achieving its corporate and fundraising milestones. The Company's public offering for net proceeds of $43.5 million satisfied the fundraising requirements and fundraising milestone. Effective November 6, 2017, the Seventh Amendment to the Loan Agreement reduced the minimum amount of U.S. unrestricted cash that the Company must maintain under the Loan Agreement to $8.0 million. The breach of certain covenants under the Loan Agreement would result in the occurrence of an event of default. The Loan Agreement also contains other customary provisions, such as expense reimbursement, non-disclosure obligations, as well as indemnification rights for the benefit of the Lenders. Upon the occurrence of an event of default and following any applicable cure periods, if any, a default interest rate of an additional 5.00% may be applied to the outstanding loan balances, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
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
Long-term debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$50,000
Repayment principal and backend fee	(21,500)
Fair value of warrant	(1,377)
Capitalized debt issuance costs	(1,681)
Accretion of debt issuance costs and other	1,182
Accretion of debt discount	358
Balance at September 30, 2017	26,982
Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Year Ending December 31,
2017	758
2018	8,322
2019	13,612
2020	14,935
Total future minimum payments	37,627
Unamortized interest	(7,587)
Debt discount	(1,377)
Capitalized debt issuance costs	(1,681)
Total minimum payment	26,982
Current portion	(2,407)
Long-term debt	$24,575
13. Stock Incentive Plans
2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 non-statutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to ten years from the grant date. No further shares may be granted under this plan and, as of September 30, 2017, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.
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
The following table summarizes stock option activity as of September 30, 2017 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,332,876	$7.86	$427
Options Granted	3,110,100	$1.82
Options Canceled	(510,676)	$8.26
Options Exercised	—	$—
Outstanding at September 30, 2017	6,932,300	$5.14	$617
The aggregate intrinsic value of options exercised during each of the three months ended September 30, 2017 and 2016 was $0 and $0 for each of the nine months ended September 30, 2017 and 2016, respectively.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Weighted-average grant date fair value	$1.82	$6.35
Dividend yield	—%	—%
Volatility	81%	75%
Risk-free interest rate	2.16%	1.39%
Expected life of options	6.1 years	6.1 years
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
The total employee and director stock-based compensation recorded as operating expenses was $1.1 million and $0.9 million for the three months ended September 30, 2017 and 2016, respectively, and $3.6 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of September 30, 2017 was $8.8 million and the weighted average period over which these grants are expected to vest is 3.0 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $52 thousand and $67 thousand for the three months ended September 30, 2017 and 2016, respectively, and $178 thousand and $163 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at September 30, 2017:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Cambridge securities agreement	1,224,138
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	3,756,796
Issuable under BDL acquisition agreement	309,916
Issuable under Scilex acquisition agreement	1,381,346
Issuable under Virttu acquisition agreement	3,603,604
Issuable under assignment agreement based upon achievement of certain milestones	80,000
15,067,860

2017 Stock Option Plans
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Stock Option Plan, reserved 4.0 million shares of Scilex common stock and awarded 1.0 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of September 30, 2017, 0.8 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.0 million shares were canceled. As of September 30, 2017, 1.7 million options were outstanding.
In May 2015, TNK granted a warrant to the Company’s CEO to purchase 9.5 million shares of TNK class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million were exercisable evenly over forty months and the remaining warrant shares were exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share. This warrant was canceled in its entirety effective August 29, 2017.
In May 2015, the Company’s subsidiary, LA Cell, Inc. (“LA Cell”), adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.0 million shares were cancelled. As of September 30, 2017, 0.8 million options were outstanding.
In May 2015, LA Cell granted a warrant to the Company’s CEO to purchase 9.5 million shares of LA Cell class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million were exercisable evenly over forty months and the remaining warrant shares were exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share. This warrant was canceled in its entirety effective August 29, 2017.
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.6 million shares were cancelled. As of September 30, 2017, 0.1 million options were outstanding.

In October 2015, CBC granted a warrant to the Company’s CEO to purchase 9.5 million shares of CBC class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million were exercisable evenly over forty months and the remaining warrant shares were exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.25 per share.  This warrant was canceled in its entirety effective August 29, 2017.
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 0.8 million shares were canceled. As of September 30, 2017, 0.1 million options were outstanding.
In October 2015, Scintilla granted a warrant to the Company’s CEO to purchase 9.5 million shares of Scintilla class B common stock, which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million were exercisable evenly over forty months and the remaining warrant shares were exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share. This warrant was canceled in its entirety effective August 29, 2017.
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29 2017, options to purchase an aggregate of 1.0 million shares were cancelled. As of September 30, 2017, 0.2 million options were outstanding.
In October 2015, Biologics granted a warrant to the Company’s CEO to purchase 9.5 million shares of Biologics class B common stock which have 10 to 1 voting rights.  Warrant shares totaling 4.0 million were exercisable evenly over forty months and the remaining warrant shares were exercisable if certain defined events occur within four years from date of issuance at an initial exercise price of $0.01 per share. This warrant was canceled in its entirety effective August 29, 2017.
On August 29, 2017, the options and warrants were canceled in accordance with the terms of the Settlement Agreement and, as a result, unrecognized compensation expense of $281 thousand associated with these previously issued shares was accelerated and recognized upon cancellation.
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended September 30, 2017 and 2016 was $285 thousand and $42 thousand, respectively, and was $380 thousand and $125 thousand for the nine months ended September 30, 2017 and 2016, respectively. No unrecognized stock-based compensation expense related to unvested director stock option and warrant grants remained for these entities as of September 30, 2017.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $46 thousand and $47 thousand for the three months ended September 30, 2017 and 2016, respectively, and was $137 thousand and $139 thousand for each of the nine months ended September 30, 2017 and 2016, respectively.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the nine months ended September 30, 2017 were as follows: expected dividend yield – 0%, risk-free interest rate –2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 135,000 shares were canceled.As of September 30, 2017, 88,000 options were outstanding.
The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for each of the three months ended September 30, 2017 and 2016 was $0 for each of the nine months ended September 30, 2017 and 2016. No unrecognized stock-based compensation expense remains related to stock option grants as of September 30, 2017.

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
As of September 30, 2017 and December 31, 2016, no derivative liability was recorded on the Company’s condensed consolidated balance sheets.
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
On March 17, 2017, the Company, the members of the Prior Board and WLA entered into a confidential settlement agreement and release (the “Settlement Agreement”) pursuant to which, among other things, each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Actions and WLA agreed to take all actions to seek to dismiss the Actions without prejudice within ten business days following the execution of the Settlement Agreement. As part of the Settlement Agreement, the Company also agreed (1) to terminate all options and warrants currently outstanding in Company subsidiaries that have been granted to Dr. Ji and any other directors of the Company no later than 60 days after the Company’s next annual meeting of stockholders, (2) to grant WLA the right to designate a representative to attend all meetings of the Company’s board of directors in a nonvoting observer capacity, (3) to act in good faith to attempt to add two additional independent directors to the Company’s board of directors, and (4) to pay $400,000 as reimbursement for WLA’s out of pocket fees and expenses.  In addition, WLA agreed to comply with a two-year standstill period, during which WLA is prohibited from engaging in certain actions relating to controlling or influencing the management of the Company.  On August 29, 2017, the options and warrants were canceled in accordance with the terms of the Settlement Agreement and, as a result, unrecognized compensation expense associated with these previously issued time-vesting stock options and warrants was accelerated and recognized upon cancellation. Additionally, on September 26, 2017, the Company appointed two new independent directors to serve as members of the Board of Directors.

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
Operating Leases
The Company currently leases in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 1,405 square feet of office space at a third location.  The Company also previously leased approximately 1,800 square feet of office space in Cary, North Carolina, under a lease which expired in March 2016 and was not renewed.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third office space, expire in December 2026, November 2025 and September 2020, respectively.  The Company also leases 25,381 square feet of office and laboratory space in Suzhou, China, which lease expires in June 2018. The Company leases 1,920 square feet of office, laboratory, and storage space in Scotland, which lease expires in March 2021.
Additionally, the Company entered into a new lease in San Diego, California for approximately 76,700 square feet of additional corporate office and laboratory space as well as approximately 36,400 square feet for offices, facilities for cGMP fill and finish and storage space. The lease began in February of 2017 and expires in November 2023.
In July 2017, the Company entered into a new sublease in New York, New York for approximately 4,550 square feet of additional corporate office space. The sublease began in July of 2017 and expires in December 2020.

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
The Company’s income tax expense of $54.4 million and income tax benefit of $195 thousand reflect effective tax rates of 102.01% and 1.13% for the nine months ended September 30, 2017 and 2016, respectively.
The difference between the expected statutory federal tax expense of 35% and the 102.01% effective tax expense for the nine months ended September 30, 2017, was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets and the deferred tax expense related to the Company’s Celularity investment. For the nine months ended September 30, 2017, when compared to the same period in 2016, the increase in the tax expense and change in effective income tax rate was primarily attributable to the deferred tax expense recorded related to the Company’s Celularity investment.
A reconciliation of the income tax provision from operations computed by applying the statutory federal income tax rate of 35% to income (loss) from operations before income taxes to the income tax provision for the nine months ended September 30, 2017 was as follows (in thousands):

September 30, 2017
Income tax provision at federal statutory rate	$18,661
State tax, net of federal tax benefit	$(176)
Non-deductible expense and other	$269
Impact of indefinite-lived deferred tax liabilities	$38,962
Income tax credits	$(828)
Decrease in valuation allowance	$(2,502)
Income tax provision	$54,386
Internal Revenue Code Section 382 rules apply to limit a corporation’s ability to utilize existing net operating loss carry forwards once the corporation experiences an ownership change as defined in the rules of Section 382.  The Company’s ability to use its federal and state net operating losses may be limited due to Section 382 ownership change limitations that may have occurred or that could occur in the future.  The Company has not yet completed a study to assess whether an ownership change has occurred or whether there have been changes since the Company became a “loss corporation” under the definition of Section 382.  Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.

As of September 30, 2017, the Company had approximately $2.7 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of September 30, 2016, the Company had approximately $1.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 30, 2017 and 2016, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of September 30, 2017.
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
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of September 30, 2017, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $8.5 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of Common Stock and warrants.
In June 2016, the Company and TNK entered into a joint venture agreement with 3SBio to develop and commercialize proprietary immunotherapies, including those developed from, including or using TNK’s CAR-T technology targeting CEA positive cancers.  In June 2016, 3SBio purchased $10.0 million of Common Stock and warrants.
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed. Dr. Henry Ji, the Company's Chairman of the Board, President and Chief Executive Officer, Jaisim Shah, a member of the Company’s Board of Directors and David Deming, a member of the Company’s Board of Directors, were previously appointed as members of the board of directors of Celularity.
On November 8, 2016, the Company entered into the Scilex Purchase Agreement, pursuant to which the Company acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and George K. Ng, the Company’s Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.
18. Subsequent Events
Termination of Binding Term Sheet with Semnur Pharmaceuticals, Inc.
On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately. (See Note 11).
Seventh Amendment to Loan and Security Agreement
Pursuant to the terms of the Seventh Amendment, (i) the Company repaid Hercules, without repayment penalty, $10.0 million of the outstanding principal and unpaid interest accrued thereon on November 6, 2017, and (ii) Hercules agreed to reduce the minimum amount of unrestricted cash that the Company must maintain under the Loan Agreement from $20.0 million to $8.0 million.
Termination of License Agreement with Les Laboratoires Servier

Effective November 6, 2017, the Servier License Agreement was terminated based on mutually agreed upon terms pursuant to the Servier License Agreement. As a result, the remaining unrecognized revenue of approximately $16.7 million associated with license fees under the Servier License Agreement will be recognized and reflected in the Company’s fourth quarter 2017 results. (See Note 11).
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
Recent Developments
Termination of Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.
On August 15, 2016, our subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”) and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Semnur. On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately.
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
On June 12, 2017, we entered into a Contribution Agreement (the “Contribution Agreement”) with TNK and Celularity, pursuant to which, among other things, we and TNK agreed to contribute certain intellectual property rights related to our proprietary chimeric antigen receptor (“CAR”) constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis (the "Celularity Shares").
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed and, on such date, among other things, (a) Celularity issued the Celularity Shares to TNK, and (b) we, TNK and Celularity entered into a License and Transfer Agreement (the "License Agreement"). Pursuant to the License Agreement (i) TNK and we agreed to provide to Celularity (1) our CAR constructs and related CARs for use worldwide in combination with placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder except that anti-CD38 CAR constructs and related CARs may also be used in adult cells for the treatment of multiple myeloma unless TNK exercises its termination rights, and (2) our know-how relating to the foregoing, (ii) TNK and we granted to Celularity a limited, perpetual, transferable and sublicensable license and covenant not to sue with respect to certain of their patents and other intellectual property rights, which license is exclusive for a subset of such patents, and (iii) Celularity agreed to pay to TNK 50% of the first $200 million and 20% thereafter of any upfront and milestone payments that Celularity receives in connection with any sublicense of a combination of anti-CD38 CAR constructs and either placenta-driven cells and/or cord blood–derived cells or adult cells.
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
During the quarter ended September 30, 2017, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 3 to our consolidated financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, as filed with the SEC.
Results of Operations
The following describes certain line items set forth in our condensed consolidated statements of operations.
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenues. Revenues were $121.9 million for the three months ended September 30, 2017, as compared to $2.2 million for the three months ended September 30, 2016. The net increase of $119.7 million is primarily due to an increase in our royalty and license revenue of $117.1 million resulting primarily from our collaboration arrangements.
In June 2014, the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1 million per year. During the three months ended September 30, 2017 and 2016, we recorded $11 thousand and $135 thousand of revenue, respectively, associated with the Staph Grant III award.

We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the three months ended September 30, 2017 and 2016 were $1.1 million and $0.4 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $667 thousand is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 and 2016 were $16.6 million and $10.4 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $6.2 million is primarily attributable to increased payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended September 30, 2017 and 2016 were $902,000 and $0, respectively.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 and 2016 were $10.2 million and $5.3 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the three months ended September 30, 2017 and 2016 was $656 thousand and $112 thousand, respectively. The increase in the three months ended September 30, 2017 as compared to the same period in 2016 is due to the intangible assets acquired as part of the Scilex acquisition in the fourth quarter of the prior year.
Gain (loss) on equity investments.  Income (Loss) on equity investments for the three months ended September 30, 2017 and 2016 was $(507) thousand and $323 thousand, respectively.
Interest Expense. Interest expense for the three months ended September 30, 2017 and 2016 was $1.2 million and $0.2 million, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.
Interest Income (Expense). Interest income for the three months ended September 30, 2017 and 2016 was $(265) thousand and $26 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax expense (benefit). Income tax for the three months ended September 30, 2017 and 2016 was expense of $57.5 million and benefit of $(195,000), respectively. The increase in income tax expense resulted mainly from the intangibles transferred to Celularity as a result of the closing of Contribution Agreement in the quarter.
Net Income. Net income for the three months ended September 30, 2017 and 2016 was $37.5 million and $15.7 million, respectively.

Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenues. Revenues were $131.4 million for the nine months ended September 30, 2017, as compared to $4.1 million for the nine months ended September 30, 2016. The net increase of $127.3 million is primarily due to an increase in our royalty and license revenues of $121.9 million resulting primarily from our collaboration arrangements.
In June 2014, the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health, or NIH awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (S. aureus or Staph) infections, including methicillin-resistant S. aureus (MRSA), or the Staph Grant III award. The project period for this Phase II grant covers a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1 million per year. During the nine months ended September 30, 2017 and 2016, we recorded $206 thousand and $592 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2017 and 2016 were $3.0 million and $1.1 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $1.9 million is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 and 2016 were $42.7 million and $28.9 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $13.8 million is primarily attributable to increased payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2017 and 2016 were $1.1 million and $45.0 million, respectively. The decrease is due to cost associated with the purchase price of the license rights from Mabtech Limited and the purchase price of the license rights from the City of Hope in the prior year.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $31.2 million and $14.0 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $17.2 million is primarily attributable to higher salaries and related compensation expenses resulting from new hires and higher transaction costs.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the nine months ended September 30, 2017 and 2016 was $1.9 million and $0.3 million, respectively. The increase in the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the intangible assets acquired as part of the Scilex acquisition in the fourth quarter of the prior year.

Income (loss) on equity investments.  Income (loss) on equity investments for the nine months ended September 30, 2017 and 2016 was $(2,557) thousand and $294 thousand, respectively.
Interest Expense. Interest expense for the nine months ended September 30, 2017 and 2016 was $4.0 million and $0.8 million, respectively. The increase in interest expense resulted primarily from higher average borrowings under the amended loan and security agreement.
Interest Income. Interest income for the nine months ended September 30, 2017 and 2016 was $192 thousand and $84 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2017 and 2016 was $54.4 million and $(195,000), respectively. The increase in income tax expense resulted mainly from the intangibles transferred to Celularity as a result of the closing of Contribution Agreement in the quarter.
Net Loss. Net loss for the nine months ended September 30, 2017 and 2016 was $1.1 million and $46.0 million, respectively.
Liquidity and Capital Resources
As of September 30, 2017, we had $38.3 million in cash and cash equivalents attributable in part to the net proceeds received under the loan and security agreement that we and certain of our domestic subsidiaries (collectively, the “Borrowers”) entered into with Hercules Capital, Inc. (“Hercules”) on November 23, 2016, as amended (as so amended, the “Loan Agreement”).  As of September 30, 2017, we had $24.6 million of long term debt associated with the Loan Agreement. The Loan Agreement contains covenants requiring us (i) to achieve certain fundraising requirements by certain dates, and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones.  The Offering (as described below) satisfied the fundraising requirements and fundraising milestone. We are currently in compliance with these covenants, and have plans in place to maintain compliance with these covenants. Effective November 6, 2017, we and Hercules entered into an amendment to the Loan Agreement that reduced the minimum amount of U.S. unrestricted cash that we must maintain under the Loan Agreement to $8.0 million (see the disclosure in Part II, Item 5 of the Quarterly Report on Form 10-Q for additional details). To the extent we are unable to execute on these plans to maintain compliance with these covenants, or we are unable to amend the Loan Agreement to maintain such compliance then we would be in default under the Loan Agreement and the outstanding loan balance may be declared immediately due and payable.   If the outstanding loan balance was payable in the next 12 months and we are unable to secure additional sources of financing, we would not have enough cash to fund our operating and capital requirements for the next 12 months. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows from Operating Activities. Net cash used for operating activities was $54.3 million for the nine months ended September 30, 2017 and is primarily attributable to our net loss of $1.1 million and $54.4 million of deferred tax provision, offset by non-cash cost method investments of $116.2 million.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our joint ventures, collaborations and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $14.9 million for the nine months ended September 30, 2017 as compared to $5.0 million for the nine months ended September 30, 2016. The net cash used related primarily to equipment acquired for research and development activities and investment in Celularity.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $25.2 million for the nine months ended September 30, 2017 as compared to net cash provided financing of $86.6 million for the nine months ended

September 30, 2016, which was primarily due to the repayment associated with the amended loan and security agreement in the current year.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of approximately $201.1 million, as we have not generated any product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.
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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2014. This Shelf Registration Statement provides us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “ATM Facility”). During the twelve months ended December 31, 2016 and the nine months ended September 30, 2017, we sold approximately $3.6 million and $2.1 million in shares of common stock under the ATM Facility, respectively.  We can offer up to $41.8 million of additional shares of common stock under the ATM Facility, subject to certain limitations. On April 19, 2017, we completed the Offering of $47.5 million shares of common stock pursuant to the shelf registration statement and received net proceeds of approximately $43.5 million.
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
Off-Balance Sheet Arrangements
Since our inception through September 30, 2017, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As identified above, a material weakness was identified in our internal control over financial reporting as of September 30, 2017.  Our plans for remediating such material weakness, which would constitute changes in our internal control over financial reporting prospectively, are also enumerated above.

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
On March 17, 2017, the Company, the members of the Prior Board and WLA entered into a confidential settlement agreement and release (the “Settlement Agreement”) pursuant to which, among other things, each party agreed to forever release and not to sue the other party with respect to the claims asserted in the Actions and WLA agreed to take all actions to seek to dismiss the Actions without prejudice within ten business days following the execution of the Settlement Agreement. As part of the Settlement Agreement, the Company also agreed (1) to terminate all options and warrants currently outstanding in Company subsidiaries that have been granted to Dr. Ji and any other director of the Company no later than 60 days after the Company’s next annual meeting of stockholders, (2) to grant WLA the right to designate a representative to attend all meetings of the Company’s board of directors in a nonvoting observer capacity, (3) to act in good faith to attempt to add two additional independent directors to the Company’s board of directors, and (4) to pay $400,000 as reimbursement for WLA’s out of pocket fees and expenses.  In addition, WLA agreed to comply with a two-year standstill period, during which WLA is prohibited from engaging in certain actions relating to controlling or influencing the management of the Company. On August 29, 2017, the options and warrants were canceled in accordance with the terms of the Settlement Agreement.
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

Item 5.    Other Information.
Seventh Amendment to Loan and Security Agreement
On November 6, 2017, the Borrowers and Hercules (as defined below) entered into an amendment (the “Amendment”) to the Loan Agreement. Pursuant to the terms of the Amendment, (1) we repaid Hercules, without repayment penalty, $10.0 million of the outstanding principal and unpaid interest accrued thereon on November 6, 2017, and (2) Hercules agreed to reduce the minimum amount of unrestricted cash that we must maintain under the Loan Agreement from $20.0 million to $8.0 million.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Certain terms of the Amendment have been omitted from this Quarterly Report on Form 10-Q and the version of the Amendment filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q pursuant to a Confidential Treatment Request submitted to the SEC.

Termination of License Agreement with Les Laboratoires Servier
Effective November 6, 2017, our license and collaboration agreement, dated July 6, 2016 (the "Servier License Agreement"), with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France, was terminated based on mutually agreed upon terms pursuant to the Servier License Agreement.
Item 6.    Exhibits.

EXHIBIT INDEX

10.1*	License and Transfer Agreement dated August 15, 2017 by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.2	Amendment No. 2 to Contribution Agreement, dated as of August 10, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.3*	Seventh Amendment to Loan and Security Agreement, dated November 6, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	November 9, 2017	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Dean Ferrigno
Dean Ferrigno
Chief Accounting Officer
(Principal Financial and Accounting Officer)