Form 10-Q/A
period 2017-09-30
Sorrento Therapeutics, Inc.
filed 2018-02-27
CIK 850261

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017 (the “Quarterly Report”).

The Company is filing this Amendment solely for the purposes of reflecting an other-than-temporary impairment in value of the Company’s equity method investment in Immunotherapy NANTibody, LLC (“NANTibody”) for the quarter ended September 30, 2017. In February 2018, NANTibody notified the Company that in July 2017 NANTibody acquired assets from a party related to its 60% owner, NantCell, Inc., for approximately $90 million cash. As a result, the Company reassessed the recoverability of its equity method investment in NANTibody and, on February 26, 2018, the Company and Audit Committee concluded that a previously unrecorded other-than-temporary impairment in value had occurred in its equity method investment in NANTibody as of September 30, 2017. The resulting impairment of the Company’s 40% equity interest in NANTibody of $36.0 million was included in its share of net loss on equity method investments in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

As a result, we have restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 to recognize this impairment.

This Amendment restates the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 to reflect the impact of this impairment on equity method investments and makes certain other corresponding changes. Specifically, the Quarterly Report has been amended as follows: (1) certain line items in the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income (Loss), Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows included in Part I, Item 1 of the Quarterly Report have been updated to reflect the impairment of the Company’s 40% equity interest in NANTibody of $36.0 million; (2) a new Note 2 to the notes to the condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report that provides an overview of the affected line items in the Company’s condensed consolidated financial statements for the quarter ended September 30, 2017 has been added; (3) cross-references to notes to the condensed consolidated financial statements throughout the Quarterly Report have been restated to reflect the addition of the new Note 2 to the notes to the condensed consolidated financial statements; (4) Note 10 and Note 17 of the notes to the condensed consolidated financial statements have been updated to reflect the impact of the other-than-temporary decline in the value of the Company’s equity investment in NANTibody; (5) Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the Quarterly Report has been updated to reflect the impact of the other-than-temporary decline in the value of the Company’s equity investment in NANTibody; and (6) Part I, Item 4 (Controls and Procedures and Internal Controls Over Financial Reporting) has been updated to reflect the impact of the restatement and the identified material weakness in the Company's review controls with respect to the Company's equity method investments.

In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, and Part II, Item 6 of the Quarterly Report has been updated to include the currently dated certifications as exhibits.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Quarterly Report. This Amendment continues to speak as of the date of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share amounts)

	September 30, 2017	December 31, 2016
	(As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$38,323	$82,398
Marketable securities	888	1,106
Grants and accounts receivables, net	1,693	1,696
Income tax receivable	1,525	1,289
Prepaid expenses and other, net	2,279	3,165
Total current assets	44,708	89,654
Property and equipment, net	18,969	12,707
Intangibles, net	71,675	64,766
Goodwill	38,298	41,548
Cost method investments	237,008	112,008
Equity method investments	34,666	76,994
Other, net	3,440	3,909
Total assets	$448,764	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,984	$8,282
Accrued payroll and related benefits	4,158	3,565
Current portion of deferred compensation	—	1,012
Accrued expenses	4,441	4,741
Current portion of deferred revenue	14,666	9,666
Current portion of deferred rent	13	248
Acquisition consideration payable	44,682	48,362
Current portion of debt	2,407	209
Total current liabilities	83,351	76,085
Long-term debt	24,575	47,107
Deferred tax liabilities	105,659	53,238
Deferred revenue	127,133	134,376
Deferred rent and other	5,757	4,278
Total liabilities	346,475	315,084
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 78,521,438 and 50,882,856 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	9	6
Additional paid-in capital	357,898	303,865
Accumulated other comprehensive income (loss)	123	(118)
Accumulated deficit	(213,565)	(174,252)
Treasury stock, 7,568,182 shares at cost at September 30, 2017, and December 31, 2016, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	95,001	80,037
Noncontrolling interests	7,288	6,465
Total equity	102,289	86,502
Total liabilities and stockholders' equity	$448,764	$401,586
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(As restated, see Note 2)		(As restated, see Note 2)
Revenues:
Grant	$11	$142	$206	$899
Royalty and license	118,667	1,535	123,500	1,560
Sales and services	3,232	566	7,743	1,674
Total revenues	121,910	2,243	131,449	4,133
Operating costs and expenses:
Costs of revenues	1,085	418	2,965	1,072
Research and development	16,604	10,382	42,667	28,903
Acquired in-process research and development	902	—	1,102	45,000
General and administrative	10,214	5,267	31,194	13,982
Intangible amortization	656	112	1,948	334
Gain on contingent liabilities and acquisition consideration payable	(4,468)	(1,687)	(8,558)	(6,184)
Total operating costs and expenses	24,993	14,492	71,318	83,107
Income (loss) from operations	96,917	(12,249)	60,131	(78,974)
Gain on sale of marketable securities	—	27,193	—	27,193
Gain (loss) on trading securities	231	491	(218)	491
Gain (loss) on derivative liability	—	—	—	5,520
Gain (loss) on foreign currency exchange	(215)	—	(215)	—
Interest expense	(1,208)	(236)	(4,017)	(816)
Interest income (expense)	(265)	26	192	84
Income (loss) before income tax	95,460	15,225	55,873	(46,502)
Income tax expense (benefit)	57,480	(195)	54,386	(195)
Income (loss) on equity method investments	(36,527)	323	(38,577)	294
Net income (loss)	1,453	15,743	(37,090)	(46,013)

Net income (loss) attributable to noncontrolling interests	3,514	(147)	2,223	(2,948)
Net income (loss) attributable to Sorrento	$(2,061)	$15,890	$(39,313)	$(43,065)
Net income (loss) per share - basic per share attributable to Sorrento	$(0.03)	$0.24	$(0.59)	$(0.91)
Net income (loss) per share - diluted per share attributable to Sorrento	$(0.03)	$0.24	$(0.59)	$(0.91)
Weighted-average shares used during period - basic per share attributable to Sorrento	76,887	66,193	66,122	47,581
Weighted-average shares used during period - diluted per share attributable to Sorrento	76,888	66,527	66,122	47,581

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(As restated, see Note 2)		(As restated, see Note 2)
Net income (loss)	$1,453	$15,743	$(37,090)	$(46,013)
Other comprehensive income:
Foreign currency translation adjustments	(95)	—	241	—
Unrealized gain (loss) on marketable securities, net of tax	—	2,067	—	(60,353)
Tax impact related to unrealized gain on marketable securities	—	—	—	14,295
Reclassification adjustment of unrealized gain included in net loss	—	(27,193)	—	(27,193)
Total other comprehensive loss	1,358	(9,383)	(36,849)	(119,264)
Comprehensive income (loss) attributable to noncontrolling interests	3,514	(147)	2,223	(2,948)
Comprehensive loss attributable to Sorrento	$(2,156)	$(9,236)	$(39,072)	$(116,316)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit (As restated, see Note 2)	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$—	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	—	(1,400)	(2,027)
Issuance of common stock for business combinations	1,552,011	—	—	—	3,053	—	—	—	—	3,053
Issuance of common stock for public placement and investments, net	26,082,325	3	—	—	47,641	—	—	—	—	47,644
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	—	30
Stock-based compensation	—	—	—	—	3,936	—	—	—	—	3,936
Foreign currency translation adjustment	—	—	—	—	—	241	—	—	—	241
Net loss	—	—	—	—	—	—	—	(39,313)	2,223	(37,090)
Balance, September 30, 2017	78,521,438	$9	7,568,182	(49,464)	$357,898	$123	$—	$(213,565)	$7,288	$102,289

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Subscription Receivable	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2015	37,771,459	$4	—	—	$184,898	$73,579	$—	$(113,329)	$(4,214)	$140,938
Issuance of common stock with exercise of options	89,976	—	—	—	454	—	—	—	—	454
Issuance of common stock for private placement and investments, net	27,587,131	23	—	—	149,163	—	—	—	—	149,186
Stock-based compensation	—	—	—	—	3,420	—	—	—	—	3,420
Stock Cancellation / Forfeiture	(7,868,515)	(1)	—	—	(1,341)	—	—	—	—	(1,342)
Change in unrealized gain on marketable securities	—	—	—	—	—	(73,251)	—	—	—	(73,251)
Stock subscription	—	—	—	(51,491)	—	—	(43,502)	—	—	(94,993)
Net loss	—	—	—	—	—	—	—	(43,065)	(2,948)	(46,013)
Balance, September 30, 2016	57,580,051	$26	—	(51,491)	$336,594	$328	$(43,502)	$(156,394)	$(7,162)	$78,399

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities	(As restated, see Note 2)
Net income (loss)	$(37,090)	$(46,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,271	1,223
Non-cash interest expense	920	181
Gain on marketable securities	—	(27,193)
Amortization of debt issuance costs	455	—
Gain on trading securities	218	(491)
Stock-based compensation	3,936	3,442
Provision for doubtful accounts	—	29
Gain on expiration of derivative liability	—	(5,520)
(Income) loss on equity method investments	38,577	(294)
Non-cash income on cost method investments	(116,249)	—
Gain on contingent liabilities and acquisition consideration payable	(8,558)	(6,184)
Deferred tax provision	54,445	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	3	136
Accrued payroll	593	—
Prepaid expenses and other	886	(1,028)
Deposits and other assets	233	—
Accounts payable	4,572	38
Deferred revenue	(2,243)	25,848
Deferred rent and other	212	—
Accrued expenses and other liabilities	(509)	1,414
Net cash used for operating activities	(54,328)	(54,412)
Investing activities
Purchases of property and equipment	(9,371)	(3,688)
Investment in Celularity	(5,000)
Note receivable	—	(600)
Investments in common stock	—	(750)
Purchase of business, net of cash acquired	(557)	—
Net cash (used in) provided by investing activities	(14,928)	(5,038)
Financing activities
Repayment under the amended loan and security agreement	(21,500)	(3,683)
Payments under deferred compensation arrangements	(1,012)	—
Proceeds from issuance of common stock, net of issuance costs	47,674	105,477
Purchase of treasury stock	—	(15,639)
Proceeds from exercise of stock options	—	454
Net cash provided by (used in) financing activities	25,162	86,609
Net change in cash and cash equivalents	(44,094)	27,159
Net effect of exchange rate changes on cash	19	—
Cash and cash equivalents at beginning of period	82,398	39,038
Cash and cash equivalents at end of period	$38,323	$66,197
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$34	$1
Interest paid	$2,808	$778
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	$15,465	$—
Stock subscription and note receivable issued	$—	$43,502
Property and equipment costs incurred but not paid	$130	$—
Purchase of treasury stock and warrant with marketable securities	$—	$37,193
Scilex non-cash consideration for regulatory milestone	$1,380	$—

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
2. Restatement of Previously Issued Financial Statements
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, we determined that such financial statements required restatement to correct an error in the Company’s equity method investment in NANTibody LLC (“NANTibody”, see Note 10), which the Company accounts for on a quarter lag basis. In February 2018, NANTibody notified the Company that in July 2017 NANTibody acquired assets from a party related to its 60% owner, NantCell, Inc., for approximately $90 million cash. As a result, the

Company reassessed the recoverability of its equity method investment in NANTibody and, on February 26, 2018, the Company and Audit Committee concluded that a previously unrecorded other-than-temporary impairment in value had occurred in its equity method investment in NANTibody as of September 30, 2017. The resulting impairment of the Company’s 40% equity interest in NANTibody of $36.0 million was included in its share of net loss on equity method investments in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017.
As a result, we have restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 to recognize this impairment.

The following table sets forth the effect of the restatement on the affected line items in the Company's Condensed Consolidated Balance Sheet as of September 30, 2017:

	As of September 30, 2017

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet Data:
Equity method investments	$70,686	$34,666
Total assets	484,784	$448,764

Accumulated deficit	(177,545)	(213,565)
Total Sorrento Therapeutics, Inc. stockholders' equity	131,021	95,001
Total equity	138,309	102,289
Total liabilities and stockholders’ equity	484,784	448,764
The following table sets forth the effect of the restatement on the affected line items in the Company's Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017

	As Previously Reported		As Restated	As Previously Reported		As Restated
Condensed Consolidated Statement of Operations Data:
Income (loss) before income tax	94,953	[1]	95,460	53,316	[1]	$55,873
Loss on equity method investments	(507)		(36,527)	(2,557)		$(38,577)
Net income (loss)	37,473		1,453	(1,070)		$(37,090)

Net income (loss) attributable to Sorrento	33,959		(2,061)	(3,293)		$(39,313)
Net income (loss) per share - basic per share attributable to Sorrento	0.44		(0.03)	(0.05)		(0.59)
Net income (loss) per share - diluted per share attributable to Sorrento	0.44		(0.03)	(0.05)		(0.59)
1As previously reported which included the impact of income (loss) on equity method investments. The presentation of income on equity method investments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 has been reclassified to conform to the presentation in this Amendment.

The following table sets forth the effect of the restatement on the affected line items in the Company's Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017

	As Previously Reported	As Restated	As Previously Reported	As Restated
Condensed Consolidated Statement of Comprehensive Income Data:
Net income (loss)	$37,473	$1,453	$(1,070)	$(37,090)
Total other comprehensive income (loss)	37,378	1,358	(829)	$(36,849)
Comprehensive loss attributable to Sorrento	33,864	(2,156)	(3,052)	$(39,072)
The following table sets forth the effect of the restatement on the affected line items in the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017:

	For the nine months ended September 30, 2017

	As Previously Reported	As Restated
Condensed Consolidated Statement of Cash Flows Data:
Net income (loss)	$(1,070)	$(37,090)
Loss on equity method investments	2,557	38,577
The following table sets forth the effect of the restatement on the affected line items in the Company's Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017:

	For the nine months ended September 30, 2017

	As Previously Reported	As Restated
Condensed Consolidated Statement of Shareholders' Equity Data - Accumulated Deficit:
Net income (loss)	$(1,070)	$(37,090)
Balance as of September 30, 2017	(177,545)	(213,565)

Total Equity	$138,309	$102,289

3. Liquidity and Going Concern
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
As of September 30, 2017, the Company had a $30.0 million outstanding principal balance on the long-term debt associated with the Loan and Security Agreement, dated November 23, 2016, by and among the Company and certain of its domestic subsidiaries (together with the Company, the “Borrowers”) and Hercules Capital, Inc. (“Hercules”), as amended (as so amended, the “Loan Agreement”).  The Loan Agreement contains covenants requiring the Company (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of U.S. unrestricted cash prior to achieving the corporate and fundraising milestones. The Company's public offering of common stock in April 2017 for net proceeds of $43.5 million satisfied the fundraising requirements and fundraising milestone.  As of September 30, 2017, the Company had $38.3 million of cash and cash equivalents (includes approximately $6.0 million of foreign cash), of which $20.0 million is required to be maintained subject to the minimum cash requirement of the Loan Agreement.  Effective November 6, 2017, the Company and Hercules entered into an amendment to the Loan Agreement that reduced the minimum amount of U.S. unrestricted cash that the Company must maintain under the Loan Agreement to $8.0 million (see Note 19). However, the Company’s available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements without additional fundraising.  Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.
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
4. Significant Accounting Policies
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
Investments in Other Entities
The Company holds a portfolio of investments in equity securities that are accounted for under either the equity method or cost method. Investments in entities over which the Company has significant influence but not a controlling interest are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity method investments.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  The Company is currently evaluating the impact that the adoption of ASU No. 2016-01 will have on its consolidated financial position, results of operations and cash flows.
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
5. Acquisitions
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
6. Fair Value Measurements
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
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017:

(in thousands)	Fair Value
Beginning Balance at December 31, 2016	48,362
Scilex acquisition adjustment (See Note 5)	(6,500)
Acquisition consideration payable – current year acquisitions (See Note 5)	12,807
Contingent consideration (Non-current) – current year acquisitions (See Note 5)	983
Re-measurement of Fair Value	(8,558)
Payment of current year contingent consideration	(1,380)
Ending Balance at September 30, 2017	$45,714
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
7. Marketable Securities
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
8. Property and Equipment
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
9. Cost Method Investments
As of September 30, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc. (See Note 10).
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
10. Equity Method Investments
NANTibody
In April 2015, the Company and NantCell, a wholly-owned subsidiary of NantWorks, Inc. (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called NANTibody as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, LLC (“NantPharma”) contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol, Inc. (“IgDraSol”).  NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.
Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017, we determined that such financial statements required restatement to correct an error in the Company’s equity method investment in NANTibody. In February 2018, NANTibody notified the Company that in July 2017 NANTibody acquired assets from a party related to its 60% owner, NantCell, Inc., for approximately $90 million cash. As a result, the Company reassessed the recoverability of its equity method investment in NANTibody and, on February 26, 2018, the Company and Audit Committee concluded that a previously unrecorded other-than-temporary impairment in value had occurred in its equity method investment in NANTibody as of September 30, 2017. The resulting impairment of the Company’s 40% equity interest in NANTibody of $36.0 million impairment was included in its share of net loss on equity method investments in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2017.
The Company is accounting for its interest in NANTibody as an equity method investment, due to the significant influence the Company has over the operations of NANTibody through its board representation and 40% voting interest.  The Company’s investment in NANTibody is reported in equity method investments on its condensed consolidated balance sheets and its share of NANTibody’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in NANTibody was approximately $3.8 million.
The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NANTibody recorded net profit of $375 thousand and net profit of $0.1 million for the three months ended June 30, 2017 and March 31, 2017, respectively. NANTibody recorded net loss of $1.0 million for the nine months ended June 30, 2017. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016, as well as the $36.0 million impairment recorded for the restatement for the three and nine months ended September 30, 2017.  As of June 30, 2017, NANTibody had $100.0 million in current assets and $387 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity method investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2016 and the three and nine months ended September 30, 2017.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in NantStem was approximately $18.6 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $2.2 million at September 30, 2017.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net income of $461 thousand and net income of $369 thousand for the three months ended June 30, 2017 and March 31, 2017, respectively.  NantStem recorded net income of $375 thousand for the nine months ended June 30, 2017. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016.  As of June 30, 2017, NantStem had $82.1 million in current assets and $1 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in ImmuneOncia was approximately $8.5 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.3 million at September 30, 2017.
ImmuneOncia recorded net loss of $0.5 million and $2.0 million for the three and nine months ended September 30, 2017, respectively.  The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity method investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2017.  As of September 30, 2017, ImmuneOncia had $8.0 million in current assets, $32 thousand in current liabilities, $9.9 million in noncurrent assets, and no noncurrent liabilities.
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
Celularity incurred operating expense of approximately $1.4 million and $4.1 million for the three and nine months ended June 30, 2017, respectively, in its interim financial results. The Company recorded its portion of loss from Celularity in loss on equity method investments on its condensed consolidated statement of operations until its conversion to cost method investment on August 15, 2017.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity method investments on the condensed consolidated statement of operations.  As of September 30, 2017, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
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

11. Goodwill and Intangible Assets
 At September 30, 2017, the Company had recorded goodwill of $38.3 million, which reflects the adjustment described in Note 5. At December 31, 2016, the Company had recorded goodwill of $41.5 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2016. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and nine months ended September 30, 2017 and 2016. A summary of the Company's goodwill as of September 30, 2017, including the impact of acquisitions described in Note 5 is as follows (in thousands):

Total
Balance at December 31, 2016	$41,548
Scilex Acquisition Adjustment	(4,645)
Goodwill Acquired from Virttu Acquisition	1,384
Foreign Currency Translation Adjustments	$11
Balance at September 30, 2017	$38,298

The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of September 30, 2017, including the adjustment described in Note 5, and December 31, 2016 is as follows (in thousands):

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
12. Significant Agreements and Contracts
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

13. Loan and Security Agreement
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
14. Stock Incentive Plans
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

15. Derivative Liability
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

17. Income Taxes
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
The Company’s income tax expense of $54.4 million and income tax benefit of $195 thousand reflect effective tax rates of 314.44% and 1.13% for the nine months ended September 30, 2017 and 2016, respectively.
The difference between the expected statutory federal tax expense of 35% and the 314.44% effective tax expense for the nine months ended September 30, 2017, was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets and the deferred tax expense related to the Company’s Celularity investment. For the nine months ended September 30, 2017, when compared to the same period in 2016, the increase in the tax expense and change in effective income tax rate was primarily attributable to the deferred tax expense recorded related to the Company’s Celularity investment.
A reconciliation of the income tax provision from operations computed by applying the statutory federal income tax rate of 35% to income (loss) from operations before income taxes to the income tax provision for the nine months ended September 30, 2017 was as follows (in thousands):

September 30, 2017
Income tax provision at federal statutory rate	$6,054
State tax, net of federal tax benefit	$(394)
Non-deductible expense and other	$269
Impact of indefinite-lived deferred tax liabilities	$38,962
Income tax credits	$(828)
Increase in valuation allowance	$10,323
Income tax provision	$54,386
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
18. Related Party Agreements
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
19. Subsequent Events
Termination of Binding Term Sheet with Semnur Pharmaceuticals, Inc.
On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately. (See Note 12).
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
Termination of License Agreement with Les Laboratoires Servier

Effective November 6, 2017, the Servier License Agreement was terminated based on mutually agreed upon terms pursuant to the Servier License Agreement. As a result, the remaining unrecognized revenue of approximately $16.7 million associated with license fees under the Servier License Agreement will be recognized and reflected in the Company’s fourth quarter 2017 results. (See Note 12).
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Revised)

As discussed in the Explanatory Note to this Form 10-Q/A and Note 2, Restatement of Previously Issued Consolidated Financial Statements, the Company's consolidated financial statements and certain notes to the condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report, for the three and nine months ended September 30, 2017, have been revised to give effect to the restatement. Accordingly, the discussion and analysis below for the three and nine months ended September 30, 2017, has been revised to give effect to the Restatement.
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
During the quarter ended September 30, 2017, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as amended, as filed with the SEC.
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
Cost of revenues. Cost of revenues for the three months ended September 30, 2017 and 2016 were $1.1 million and $0.4 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $677 thousand is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
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
Income (loss) on equity method investments.  Income (loss) on equity method investments for the three months ended September 30, 2017 and 2016 was $(36,527) thousand and $323 thousand, respectively. (See Note 2).

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
Net Income. Net income for the three months ended September 30, 2017 and 2016 was $1.5 million and $15.7 million, respectively.
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

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $31.2 million and $14.0 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $13.5 million is primarily attributable to higher salaries and related compensation expenses resulting from new hires and higher transaction costs.
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
Income (loss) on equity method investments.  Income (loss) on equity method investments for the nine months ended September 30, 2017 and 2016 was $(38,577) thousand and $294 thousand, respectively.  (See Note 2).
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
Net Loss. Net loss for the nine months ended September 30, 2017 and 2016 was $37.1 million and $46.0 million, respectively.
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

Cash Flows from Operating Activities. Net cash used for operating activities was $54.3 million for the nine months ended September 30, 2017 and is primarily attributable to our net loss of $37.1 million and $54.4 million of deferred tax provision, offset by non-cash cost method investments of $116.2 million.
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
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of the material weaknesses described below.
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
As a result of the material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, improving centralized documentation control, improving the internal communication procedures between senior executive management, accounting personnel, and related business owners, leveraging external accounting experts as appropriate, and strengthening policies and procedures related to the transferring of responsibilities and the handoff of personnel duties. We believe that our remediation measures, when implemented, will ensure that we timely identify terms in agreements that could have material accounting implications, assesses the accounting and disclosures implications of the terms, and accounts for such items in the financial statements appropriately.  Any failure to implement these improvements to our internal control over financial reporting may render our future assertions as ineffective and potentially impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.
As a result of the restatement of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 for the impairment discussed in Note 2 to the financial statements, our management identified a material weakness in our review controls with respect to our equity method investments. Specifically, our review controls to assess and monitor the appropriateness of the financial information provided by our equity method investees were not operating effectively beginning in the quarter ended September 30, 2017, to provide reasonable assurance that we timely identify and assess the accounting implications of transactions and events occurring at our equity method investees and properly report such investee financial information in our financial statements. Accordingly, our principal executive officer and principal financial officer concluded that, at September 30, 2017, our internal control over financial reporting was not effective.
As a result of the material weakness, we will implement remediation measures including, but not limited to, establishing procedures to ensure that our existing controls to assess and monitor the appropriateness of the financial information provided by our equity method investees operate as designed. We believe that our remediation measures, when implemented, will provide reasonable assurance that we timely identify transactions and events occurring at our equity method investments that could have material accounting implications, assess the accounting and disclosures implications of the transactions and events, and account for such items in the financial statements appropriately in the time period in which such transactions and events occur.  Any failure to implement these improvements to our internal control over financial reporting may render our future assertions as ineffective and potentially impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.
Changes in Internal Control Over Financial Reporting
As a result of restatement of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2017 for the impairment discussed in Note 2 to the financial statements and the identification of the material weakness described above, a change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As described above, a material weakness was previously identified in our internal control over financial reporting as of September 30, 2017.  Our plans for remediating such material weaknesses, which would constitute changes in our internal control over financial reporting prospectively, are also enumerated above.

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
Item 6.    Exhibits.

EXHIBIT INDEX

10.1*	License and Transfer Agreement dated August 15, 2017 by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.2	Amendment No. 2 to Contribution Agreement, dated as of August 10, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc.

10.3*	Seventh Amendment to Loan and Security Agreement, dated November 6, 2017, among Sorrento Therapeutics, Inc., certain of its domestic subsidiaries, and Hercules Capital, Inc.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxely Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The SEC has separately granted confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	February 26, 2018	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	February 26, 2018	By:	/s/ Dean Ferrigno
Dean Ferrigno
Chief Accounting Officer
(Principal Financial and Accounting Officer)