Form 10-K
period 2017-12-31
Sorrento Therapeutics, Inc.
filed 2018-03-16
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-36150
SORRENTO THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4955 Directors Place, San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 203-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2017 (the last trading day of the registrant’s second fiscal quarter of 2017), as reported on the Nasdaq Capital Market, was approximately $153.0 million.
At March 9, 2018, the registrant had 87,434,049 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2018 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, to be filed within 120 days of December 31, 2017, are incorporated by reference in Part III.

SORRENTO THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2017

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
Overview

Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us” and “our”) is a clinical stage biotechnology company focused on delivering clinically meaningful therapies to patients and their families, globally. Our primary focus is to transform cancer into a treatable or chronically manageable disease. We also have programs assessing the use of our technologies and products in auto-immune, inflammatory and neurodegenerative diseases and pain indications with high unmet medical needs.

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
With each of our programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic.  These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain.  Finally, as part of our global aim to provide a wide range of therapeutic products to meet underserved therapeutic markets, we have made investments and developed a separate pain focused franchise which we believe will serve to provide short term upside to our core thesis.
Our cellular therapy programs focus on Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy to treat both solid and liquid tumors.  We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”) and PSMA directed CAR-T programs. Our CD38 CAR-T is being evaluated in the context of highly resistant multiple myeloma (“MM”), amyloidosis and graft-versus-host disease (“GvHD”). We are assessing our CD123 CAR-T in the context of highly resistant acute myeloid leukemia (“AML”). Both of the latter programs have successfully demonstrated strong preclinical anti-tumor activity in animal models. Our plan is to submit Investigational New Drug (“IND”) applications with the U.S. Food and Drug Administration (the “FDA”) for at least one of these CAR-T programs in 2018.
Finally, as part of our global aim to provide a wide range of therapeutic products to meet underserved therapeutic markets, we have made investments and developed a separate pain focused franchise which we believe will serve to provide short term upside to our core thesis. Within this franchise, resiniferatoxin (“RTX”) is a non-opioid-based TRPV1 agonist neurotoxin used as an injectable pain treatment. The compound RTX has been granted orphan drug status for the treatment of intractable pain at end-stage cancer and a Phase I trial with the National Institutes of Health (“NIH”) is concluding. Other applications of RTX are expected to start Phase I trials in 2018. Additionally, we have acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage critical conditions and maximize the quality of life of patients and healthcare providers. Scilex’s lead product candidate, ZTlido™ (lidocaine topical system 1.8%), is a next-generation lidocaine delivery system recently approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition. ZTlido™ (lidocaine topical system 1.8%) is manufactured by our collaboration partner in their state of the art manufacturing facility.

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

3.
Collaborating with key opinion leaders and leading clinical and research institutes to enhance our preclinical and clinical development plans. We currently have such agreements in place with the Karolinska Institute, The Scripps Research Institute (“TSRI”), the NIH, City of Hope, Tufts Medical School, and Roger Williams Medical Center, among others.

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
CD38 Directed CAR-T Program
Our most advanced cellular therapy is a proprietary, second generation anti-CD38 CAR-T therapy, which we are developing for the treatment of multiple myeloma and for additional potential indications including amyloidosis and graft-versus-host disease. Our anti-CD38 CAR-T is based on a fully human anti-CD38 mAb derived from our G-MAB™ antibody library.
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
The American Cancer Society estimated 30,280 new cases and 12,590 deaths from multiple myeloma in the U.S. during 2017. The anti-CD38 monoclonal antibody DARZALEX® (daratumumab), marketed by Janssen Oncology, was granted accelerated approval by the FDA for the treatment of multiple myeloma on November 16, 2015. Worldwide net sales of DARZALEX® were $572 million in 2016 and $1.2 billion in 2017. We are encouraged by the validation of this important target in the market for multiple myeloma therapeutics and its rapid adoption by clinicians in the myeloma community. We believe our CD38 cellular therapy will provide an additional significant advance in the CD38 blockade for multiple myeloma patients that are resistant or have failed current therapies.
Pre-clinically, CD38 has demonstrated specific activation through the anti-CD38 CAR resulting in the production of cytokines and CAR-T proliferation. In vitro models have shown that CD38-expressing multiple myeloma tumor cells were killed efficiently, and completely eradicated tumors in a xenograft mouse model of human myeloma. Importantly, anti-CD38

CAR-T selectively lysed multiple myeloma target cells expressing high levels of CD38 while avoiding the killing of cells with normal or low levels of CD38. We believe this unique characteristic may result in a more tolerable safety profile in humans and enable a more effective manufacturing process of our anti-CD38 CAR-T cells since we do not anticipate requiring a genetic CD38 knock-out or knock-down in our construct.
We believe anti-CD38 CAR-T benefits from 3 key advantages:

1.	Non-Immunogenic: Anti-CD38 CAR-T is based on a fully human mAb generated from our GMAB® library. This may result in a potentially more tolerable CAR-T regimen, and a more durable long term response.

2.	Selective Lysing of High Expressing CD38 Positive Cells: Ability to selectively lyse CD38 high expression cells only, may limit on-target / off-tumor toxicity.

3.	Has Not Demonstrated Graft versus Host Disease: Our anti-CD38 CAR-T cells did not cause GvHD in vivo. This could have implications on our ability to apply this therapy in an allogeneic setting.
Our intention is to submit an IND for anti-CD38 CAR-T in 2018, and initiate a Phase I trial shortly thereafter.
CD123 Directed CAR-T Program
CD123 is a proprietary, second generation anti-CD123 CAR-T therapy which we are developing for the treatment of AML, also known as acute myelogenous leukemia or acute non-lymphocytic leukemia, a cancer of the myeloid line of blood cells, characterized by the rapid growth of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells. AML is the most common acute leukemia affecting adults, and its incidence increases with age. The American Cancer Society estimated 21,380 new cases and 10,590 deaths from acute myeloid leukemia in the U.S. for 2017. Our anti-CD123 CAR-T is based on a fully human anti-CD123 mAb derived from our G-MAB™ antibody library.
CD123 is overexpressed in a variety of hematological neoplasms, including AML, blastic plasmacytoid dendritic cell neoplasm (BPDCN), acute lymphoblastic leukemia (“ALL”), chronic myeloid leukemia (“CML”), Hodgkin’s lymphoma and hairy cell leukemia.  The overexpression of CD123 has been clinically correlated with a lower survival rate in AML patients and thus, we believe CD123 could provide an important therapy in this disease.
To date, CD123 has demonstrated specific activation resulting in the production of cytokines and CAR-T proliferation. Anti-CD123 CAR-T has selectively lysed CD123-expressing AML tumor cells in vitro, and strongly suppressed the growth of established tumors in a xenograft mouse model of human AML. Upon the completion of our preclinical testing of anti-CD123 CAR-T, we will plan to submit an IND for first in human trials in AML.
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
Pain Franchise
Our pain franchise consists of Scilex Pharmaceuticals Inc. (“Scilex”), a private company which we acquired a majority interest in November 2016, and our RTX program (which was formerly held in our subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”) and is now held by Sorrento) as depicted below:

RTX *(resiniferatoxin)*	ZTlido™ *(lidocaine patch 1.8%)*
Asset Overview	• Non-opioid-based TRPV1 agonist neurotoxin injectable pain treatment	• Anhydrous, single-layer lidocaine patch based on proprietary technology
Indication	• Treatment of intractable pain at end-stage disease (Orphan Status Granted) • Phase I trial with NIH	• Postherpetic neuralgia ("PHN")
Next Milestones	• Pivotal Phase II study • Potential Breakthrough Designation	• FDA approval in 2018 • MAA approval

SCILEX™ PHARMACEUTICALS

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
More recent studies in animals (translational work from our animal health subsidiary) have unveiled clinical potential of resiniferatoxin intra-articular injections for the control of pain associated with moderate to severe arthritis. Safety studies have been completed and we expect to commence a Phase I clinical trial in humans in the first half of 2018.
The mechanism of action for RTX is well understood and has been validated by extensive data in both animals and humans. In chronic pain states, TRPV1 is upregulated and expressed to a greater degree, resulting in central hypersensitivity and pathological pain states. When the drug is delivered, it targets and binds to TRPV1 receptors expressed by specific neurons in dorsal root ganglia and the superficial layers of the dorsal horn of the spinal column, or to the nerve endings if injected peripherally. RTX binding to TRPV1 results in calcium influx, which initiates programmed cell death (apoptosis) of only the targeted neurons (or axon endings) and, therefore, results in the reduction of pain transmitted by these TRPV1 positive neurons.
We expect to initiate a dose finding study using epidural administration of RTX in the first half of 2018, for the control of pain associated with terminal cancer.  Given our prior clinical experience with RTX, we expect that the drug will be well tolerated at all doses and that we will see a dose response.  We have hired a contract manufacturer to produce the cGMP drug substance and have sufficient material to complete the clinical development.  We have also secured enough raw materials to cover the commercial needs for several years, including the drug product, also produced by a contract manufacturer, for which we have sufficient vials in storage to complete clinical development. Our plan is to conduct Phase I trials for intrathecal application and epidural terminal cancer pain treatment as well as Phase I trials for osteoarthritis in 2018.
Scilex Pharmaceuticals: ZTlido™ (lidocaine topical system 1.8%)
Scilex leverages its core, proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage critical conditions and maximize the quality of life of patients and healthcare providers. Scilex’s lead product candidate, ZTlido™ (lidocaine topical system 1.8%), is a next-generation lidocaine delivery system recently approved by the FDA for the treatment of postherpetic neuralgia (“PHN”), a severe neuropathic pain condition. ZTlido™ (lidocaine topical system 1.8%) is manufactured by our collaboration partner in their state of the art manufacturing facility.
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
ZTlido™ (lidocaine topical system 1.8%) is based on a novel and proprietary technology that contains only 36 mg of lidocaine versus Endo Pharmaceuticals, Inc.'s Lidoderm® (lidocaine patch 5%), which holds 700 mg of lidocaine per patch. In December 2016 and January 2017, Scilex reported key endpoints were met in the pivotal bioequivalence clinical trials for ZTlido™ (lidocaine topical system 1.8%). The full data package was resubmitted (the first 505(b)(2) new drug application filed in 2015 resulted in a Complete Response Letter from the FDA in May 2016, which meant that the FDA considered the drug application not ready for approval at that time) to the FDA as part of the 505(b)(2) new drug application (“NDA”) and accepted by the FDA in September 2017 (setting the Prescription Drug User Fee Act or FDA decision date on the resubmitted 505(b)(2) NDA for February 28, 2018) and filed with the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom a hybrid Marketing Authorization Application (“MAA”) in November 2017. On February 28, 2018, the FDA approved ZTlido™ (lidocaine topical system 1.8%) for the relief of pain associated with post-herpetic neuralgia. Scilex is currently in preparations for a commercial launch of ZTlido™ (lidocaine topical system 1.8%) and exploring potential partnerships for the product.
See the section entitled “Risk Factors” in this Form 10-K for a discussion of some of the risks relating to the execution of our business strategy.
Recent Developments
Termination of Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.

On August 15, 2016, our subsidiary, Scintilla, and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Semnur. On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately.
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
On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.
Acquisition of Virttu Biologics Limited
On April 27, 2017, we entered into a Share Purchase Agreement (the “Virttu Purchase Agreement”) with TNK, Virttu Biologics Limited (“Virttu”), the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders, pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Virttu Acquisition”).
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
At the closing of the Virttu Acquisition (the “Closing”), on April 27, 2017, we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:
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
Celularity Transaction
On November 1, 2016, we loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by us to Celularity, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by us, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan was due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Maturity Date”). Under the terms of the Celularity Note, in the event that Celularity met certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note would be forgiven and converted to equity. On May 31, 2017, we loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, we loaned an additional $1.0 million to Celularity. Additionally, on July 7, 2017, we loaned an additional $2.0 million to Celularity. The loan amounts were forgiven and converted to additional equity investment in Celularity as part of the closing of the Contribution Agreement (as defined below) on June 12, 2017.
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
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed, the loan amounts were forgiven, and, on such date, among other things, (a) Celularity issued the Celularity Shares to TNK, and (b) we, TNK and Celularity entered into a License and Transfer Agreement (the "License Agreement"). Pursuant to the License Agreement (i) TNK and we agreed to provide to Celularity (1) our CAR constructs and related CARs for use worldwide in combination with placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder except that anti-CD38 CAR constructs and related CARs may also be used in adult cells for the treatment of multiple myeloma unless TNK exercises its termination rights, and (2) our know-how relating to the foregoing, (ii) TNK and we granted to Celularity a limited, perpetual, transferable and sublicensable license and covenant not to sue with respect to certain of their patents and other intellectual property rights, which license is exclusive for a subset of such patents, and (iii) Celularity agreed to pay to TNK 50% of the first $200 million and 20% thereafter of any upfront and milestone payments that Celularity receives in connection with any sublicense of a combination of anti-CD38 CAR constructs and either placenta-driven cells and/or cord blood–derived cells or adult cells.
Termination of Servier License Agreement
On July 11, 2016, we announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using our fully human immuno-oncology anti-PD-1mAb STI-A1110 and provided support for Sevier’s initial development efforts (the “Servier License Agreement”).
Effective November 6, 2017, the Servier License Agreement was terminated by mutual agreement pursuant to its terms.
Private Placement of Convertible Promissory Notes and Warrants
On December 11, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and

(2) the then-outstanding principal amount of such Purchaser's Note into shares of our common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
Patents and Other Proprietary Rights
We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, is effectively maintained as a trade secret, or is protected by confidentiality agreements. Accordingly, patents and other proprietary rights are essential elements of our business.
We have multiple issued patents and pending patent applications in the U.S. and in selected foreign jurisdictions that cover our G-MAB™ technology, G-MAB™-derived antibodies, other proprietary antibody-centric technologies, and pain management compounds, including, but not limited to, the following:

1)
The G-MAB™ discovery antibody library technology.  Certain aspects of this technology are covered by issued patents and are the subject matter of pending patent applications with potential patent coverage to at least 2023.

2)
The G-MAB™-derived immuno-oncology antibody candidate portfolio.  Certain of these antibody candidates are covered by issued patents and are the subject matter of pending applications and granted patents with potential patent coverage to at least 2033.

3)
The bispecific antibody technology directed to the combination of one or more different monoclonal antibodies or fragments that can target multiple or different antigens.  The bispecific antibody technology is the subject matter of pending applications with potential patent coverage to at least 2035.

4)
The ADC technology using proprietary conjugation chemistries (called C-Lock and K-Lock), initially developed by Concortis Biosystems, Corp. ("Concortis"), one of our wholly-owned subsidiaries.  This ADC technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033.  Additional pending patent applications directed to different toxin derivatives, are the subject matter of pending applications with potential patent coverage to at least 2035.

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

9)
The RTX (resiniferatoxin)-based pain management technology. Certain aspects of this technology are covered by an issued patent in the U.S. providing patent protection to at least 2021 and are the subject matter of pending patent applications that will provide potential patent coverage to at least 2036.

10)
The lidocaine-based pain management technology, obtained by acquisition of Scilex Pharmaceuticals Inc. Certain aspects of this technology are covered by an issued U.S. patent with patent coverage to at least 2031.  Additional patent applications to improvements of this technology have been filed with potential patent coverage to at least 2038.

Certain factors can either extend patent terms or provide other forms of exclusivity (e.g., data exclusivity) for varying periods depending on the date of patent filing, date of grant or the legal term of a patent in the various jurisdictions in which patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, also depends upon the type of patent, the scope of claim coverage and the availability of legal remedies in the particular country.
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
We rely, and expect to continue to rely, on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.
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
Marketing and Sales
With the exception of our subsidiary, Scilex (which is in the process of preparing for a potential commercial launch for ZTlido™ (lidocaine topical system 1.8%)), we currently do not have any sales capabilities. We intend to license to, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses or use the services of contract sales organizations ("CROs"), which are equipped to, market and/or sell our products, if any, through their well-developed marketing and sales teams and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.
Manufacturing and Raw Materials
We currently manufacture the majority of our preclinical and clinical materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with cGMPs. We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.
Employees
As of December 31, 2017, we had 162 employees and 19 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.
None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good.
Research and Development
Our research and development expenses, excluding acquired in-process research and development expenses, totaled $55.5 million and $42.2 million in the years ended December 31, 2017 and 2016, respectively.
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
Address
Our principal executive offices are located at 4955 Directors Place, San Diego, CA 92121, and our telephone number at that address is (858) 203-4100. Our website is www.sorrentotherapeutics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way part of this Form 10-K.
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
We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), BsAbs, as well as Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy and resiniferatoxin (“RTX") to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.
We do not have many products that are approved for commercial sale and therefore do not expect to generate any revenues from product sales from most of our product candidates in the foreseeable future, if ever.
We have not generated any product related revenues to date, and, with the exception of our ZTlido™ (lidocaine topical system 1.8%), do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
As of December 31, 2017 and December 31, 2016, we had an accumulated deficit of $165.1 million and $174.3 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations.

We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex”), in their commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As a result of our recurring losses from operations and stockholders’ capital deficiency, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2017 included a “going concern” explanatory paragraph indicating that our recurring losses from operations and availability of working capital raise substantial doubt about our ability to continue as a going concern.
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
Risks Related to Our Business and Industry
We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Other than ZTlido™ (lidocaine topical system 1.8%), our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.
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
Other than with respect to ZTlido™ (lidocaine topical system 1.8%), we have not previously initiated or completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, CAR-T, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, but we will have limited influence over their actual performance.

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
The time required to obtain approval from the FDA, the MHRA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than ZTlido™ (lidocaine topical system 1.8%), we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
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
Other than a new drug application submitted by Scilex for Scilex’s lead product candidate, ZTlidoTM (lidocaine topical system 1.8%), we have not previously submitted a BLA or an NDA to the FDA, an MAA to the MHRA or the EMA or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in some instances, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
We are largely dependent on our third party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers with the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.
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
With the exception of Scilex (which is in the process of preparing for a potential commercial launch for ZTlido™ (lidocaine topical system 1.8%) and intends to utilize a contract sales organization to conduct its primary sales activities), we currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.
Specifically relating to Scilex, Scilex only has a limited commercial infrastructure and has limited experience in the commercialization, sale, marketing      or distribution of pharmaceutical products, like ZTlido™ (lidocaine topical system 1.8%). To achieve commercial success for any approved product, including ZTlido™ (lidocaine topical system 1.8%), Scilex must either develop a sales and marketing organization or outsource these functions to third parties. Scilex expects that the primary focus of its commercialization efforts will be in the United States. In this regard, Scilex intends to commercialize ZTlido™ (lidocaine topical system 1.8%) through the use of its own sales force, a contract sales organization, or through partnership agreements with a pharmaceutical company. Commercialization of ZTlido™ (lidocaine topical system 1.8%) and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
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
With respect to ZTlido™ (lidocaine topical system 1.8%) and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Our FDA approval for ZTlido™ (lidocaine topical system 1.8%) and any other regulatory approvals that we may receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
Although we are not subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as we are neither a Covered Entity nor Business Associate (as defined in HIPAA and the Health Information Technology and Clinical Health Act (the “HITECH Act”)), we may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For instance, the rules promulgated by the Department of Health and Human Services under HIPAA create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical trials required to support regulatory applications for our product candidates. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.
International data protection laws and regulations may also apply to some or all of our clinical data obtained outside of the U.S. For example, in April 2016, the EU approved a new data protection regulation, known as the General Data Protection Regulation (the “GDPR”), which will become effective in May 2018. The GDPR will include new operational requirements for companies that receive or process personal data of EU residents, as well as significant penalties for non-compliance. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices.
Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
Although we believe that if any of our product candidates were to be approved as biological products under a BLA, such approved products should qualify for the 12-year period of exclusivity, there is a risk that the U.S. Congress could amend the BPCIA to significantly shorten this exclusivity period, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. In addition, a competitor could decide to forego the biosimilar route and submit a full BLA after completing its own preclinical studies and clinical trials. In such cases, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its product as soon as it is approved.
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
We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D., Chief Executive Officer and President, George Ng, Executive Vice President, and Jerry Zeldis, President of Clinical Research and Regulatory.  Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, and potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.
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
If we obtain FDA approval for any of our product candidates, as we have with ZTlido™ (lidocaine topical system 1.8%) through our subsidiary, Scilex, and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products, including ZTlido™ (lidocaine topical system 1.8%), which may be marketed and sold through our subsidiary, Scilex. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development and in Scilex with potential commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity attacks or hacking, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed.
Further, a cybersecurity attack, data breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such cybersecurity attacks, data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
The terms of our outstanding convertible promissory notes place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
On December 21, 2017, we issued and sold convertible promissory notes in an aggregate principal amount of $50 million (the “Convertible Notes”) to certain accredited investors pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”). The Convertible Notes accrue interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of December 21, 2022 and the date of the closing of a change of control (the “Maturity Date”). At any time and from time to time before the Maturity Date, the holders of the Convertible Notes have the option to convert any portion of the outstanding principal amount of the Convertible Notes that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of the Convertible Note being converted into shares of Common Stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Any conversion of the Convertible Notes could result in material dilution to the Company's existing stockholders. Accrued but unpaid interest on the Convertible Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a holder elects to convert any of the principal amount of their Convertible Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Note SPA and the Convertible Notes contain customary restrictive covenants, which will remain in effect so long as the aggregate outstanding principal amount of the Convertible Notes is at least $25 million, including significant limitations on incurring additional indebtedness, liens, declaring cash dividends or making cash distributions and dispositions of our assets, in each case subject to customary exceptions. The breach of such covenants or the occurrence of certain other events would result in the occurrence of an event of default. Upon the occurrence of an event of default and following any applicable cure periods, the interest rate under the Convertible Notes will automatically increase to 12.0% per annum, effective until the day after such default is cured, and the holders of the Convertible Notes may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Convertible Notes, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Any declaration by the holders of the Convertible Notes of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited.
Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. We have undergone an ownership change for purposes of Section 382 in a prior year. For the year ended December 31, 2017, there was no impact of such limitations on our income tax provision. Future equity offerings or acquisitions that have equity as a component of the purchase price could constitute an ownership change under Section 382. If and when any other ownership change occurs, utilization of our net operating loss and tax credit carryforwards may be limited by Section 382, which could potentially result in increased future tax liability to us.
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
We have and plan to continue to expand our business and intellectual property portfolio through the acquisition of new businesses and technologies.  For example, we recently acquired approximately 72% of the outstanding capital stock of Scilex Pharmaceuticals Inc., which remains a stand-alone company.  We also acquired Virttu Biologics Limited in 2017 and we are in the process of integrating this company and its operations with ours.  The success of any acquisitions depend on, among other things, our ability to combine our business with the acquired business in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.
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
Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to prevent third parties from infringing on our proprietary rights, exclude others from using our technology and to operate without infringing upon the proprietary rights of third parties. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our proprietary position by maintaining trade secrets and by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. The first of the antibody family patent applications was issued in 2014, and we continue to file additional patent applications for our product candidates and technology.
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
Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.
Our long-term success depends on our ability to continually discover, develop, and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we would be unable to generate the returns necessary to support the enormous investments in research and development and capital as well as other expenditures required to bring new drugs to the market and for commercialization.
Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., for small molecule drug products, such as ZTlido™ (lidocaine topical system 1.8%) (which is held by our subsidiary, Scilex), the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. We face generic manufacturer challenges to our patents outside the U.S. as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 2, 2017 to December 29, 2017, our closing stock price ranged from $1.525 to $6.00 per share.  The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Pursuant to our outstanding convertible notes issued in December 2017, so long as the outstanding principal amount under all such notes is at least $25,000,000, we are prohibited from paying any dividends without the prior written consent of the holders of such notes. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.
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
As of December 31, 2017, our directors and executive officers beneficially owned, in the aggregate, approximately 5% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
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
We have identified material weaknesses in our internal control over financial reporting, and our financial controls and procedures may not in the future be sufficient to ensure timely and reliable reporting of financial information, which could materially harm our stock price and exchange listing, could cause our stock price to decline significantly and could make it more difficult for us to raise capital.
Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. In March 2017, in connection with the preparation of our 2016 financial statements, we identified certain purchase agreements which contained terms for contingent consideration that were not identified timely and accounted for in our historical financial statements on a timely basis.  Further, certain other purchase agreements containing terms for contingent consideration were identified timely, but we failed to adjust the liabilities for changes in fair value at each subsequent reporting period. Accordingly, we did not appropriately account for liabilities for contingent consideration payable and the related adjustments to earnings. Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions.  Specifically, our controls were not properly designed to provide reasonable assurance that we (1) timely identify and assess the accounting implications of terms in unusual or non-recurring agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period. The Company concluded that these controls did not operate effectively as of December 31, 2017, which has been identified as a material weakness in our internal control over financial reporting. This material weakness did not result in any material misstatements to the financial statements. Additionally, as a result of the restatement of the condensed consolidated financial statements for the three and nine months ended September 30, 2017 for the impairment discussed in Note 9 to the financial statements to our consolidated financial statements accompanying this Form 10-K, our management identified a material weakness in our review controls with respect to our equity method investments. Specifically, our review controls to assess and monitor the appropriateness of the financial information provided by our equity method investees were not operating effectively beginning in the quarter ended September 30, 2017, to provide reasonable assurance that we timely identify and assess the accounting implications of transactions and events occurring at our equity method investees and properly report such investee financial information in our financial statements.
We have initiated and will continue to implement remediation measures to address the underlying causes of the material weaknesses described above and to improve and strengthen our internal control over financial reporting. We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weaknesses in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate.

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
On February 28, 2018, we received a comment letter from the staff of the SEC’s Division of Corporation Finance with respect to our Current Report on Form 8-K filed on February 27, 2018, to revise to clarify information regarding the other-than-temporary impairment associated with our equity method investment in Immunotherapy NANTibody, LLC disclosed therein. We filed a response to the SEC's comment letter on March 12, 2018 and we are awaiting the SEC's response to our response letter.  Additionally, we have included disclosures in Note 9 to our consolidated financial statements accompanying this Form 10-K that we believe are responsive to the SEC's comment letter.

As of the date of the filing of this Annual Report on Form 10-K, we have not received confirmation from the staff of the Division of Corporation Finance of the SEC that its review process relating to the comment letter had been completed. If we receive additional comments from the staff, we intend to resolve such additional comments promptly.

Item 2.	Properties.
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
The Company leases an additional 1,405 square feet of office space in California and an additional 2,734 square feet in Pennsylvania. The Company also leases 25,381 square feet of office and laboratory space in Suzhou, China, which lease expires in June 2019. The Company leases 2,312 square feet of office, laboratory, and storage space in Scotland, which lease expires in March 2021.
In July 2017, the Company entered into a new sublease in New York, New York for approximately 4,550 square feet of additional corporate office space. The sublease expires in December 2020.

Item 3.	Legal Proceedings.
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
Derivative Action Litigation
On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware (the "Court") against each of the members of the Henry Ji, William S. Marth, Kim D. Janda, Jaisim Shah, David H. Deming, and Douglas Ebersole (the “Prior Board”) ; George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Prior Board; (2) breach of fiduciary duty with respect to the Company’s prior announcement that it had entered into a voting agreement with Yuhan Corporation in connection with a transaction through which it purchased $10 million of shares of our common stock and warrants (the “Williams Action”). On November 14, 2016, the Company filed motions to dismiss or in the alternative stay the Williams Action. George Ng and Jeffrey Su were dismissed as defendants by plaintiff during the briefing on the motions. The Court denied the motions on June 28, 2017.
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell, Inc. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees in the amount of $5 million have been submitted to the Court for approval. The Court has set a hearing on the request for approval of the settlement for April 3, 2018, and the Company has caused notice to be provided concerning the settlement and settlement hearing. Objections to the settlement or the requested award of attorneys’ fees were due no later than March 5, 2018. The Company has objected to the amount of fees being requested by plaintiff’s counsel and has suggested that a fee award of $850,000 would be appropriate.
If the Court approves the settlement, this case will be dismissed with prejudice. The settlement consists of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. Accordingly, the Company does not anticipate any monetary loss with respect to the Williams Action other than for potential payment of the amount of fees and costs that may be awarded to plaintiff’s counsel by the Court. With respect to such fees as may be awarded, the Company believes that all such amounts should be covered by the Company’s director and officer insurance policies.
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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the case. Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. In addition, the possibility exists that Immunomedics could attempt to file suit against the Company and/or TNK in a different jurisdiction. The Immunomedics Action remains pending in the District of New Jersey against defendants Roger Williams Medical Center, Dr. Junghans, and Dr. Katz. A trial date has not yet been set. The Company believes that the Immunomedics Action is without merit, and will vigorously defend itself against this and any further actions. However, should Immunomedics prevail against the Company, Roger Williams Medical Center or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Annual Report on Form 10-K.

1Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. In addition, the possibility exists that Immunomedics could attempt to file suit against the Company and/or TNK in a different jurisdiction.

Item 4.	Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Capital Market under the symbol “SRNE”.
The following table sets forth the range of high and low sale prices for our common stock for the periods indicated in 2017 and 2016 as reported by Nasdaq.

	2017		2016
	High	Low	High	Low
First Quarter	$6.08	$3.90	$8.52	$4.25
Second Quarter	3.95	1.50	7.80	5.26
Third Quarter	2.15	1.50	8.00	5.55
Fourth Quarter	4.05	1.70	8.35	4.68

Holders of Record
As of March 9, 2018, there were 267 holders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock and we do not anticipate paying any dividends or making any other distributions in the foreseeable future. Pursuant to our outstanding convertible notes issued in December 2017, so long as the outstanding principal amount under all such notes is at least $25,000,000, we are prohibited from paying any dividends without the prior written consent of the holders of such notes. Subject to our obligations under such convertible notes, the payment by us of dividends, if any, in the future, rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition.
Recent Sales of Unregistered Securities
On December 11, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser's Note into shares of our common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June or 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
The Notes, the Warrants, the Note Shares and the shares of common stock issuable upon exercise of the Warrants (collectively, the “Securities”) were offered and sold to the Purchasers on December 21, 2017 in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Each of the Purchasers represented that such Purchaser was an “accredited investor,” as defined in Regulation D, and was acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. Accordingly, the Securities have not been registered under the Securities Act and the Securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2017. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,343,400	$4.74	4,438,696(2)
Equity compensation plans not approved by security holders (3)	3,200	1.12	—
Total	6,346,600		4,438,696(2)

(1)	Comprised of our 2009 Amended and Restated Stock Incentive Plan (the “2009 Plan”).

(2)
Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 3,760,000. In June 2016, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 6,260,000.   In July 2017, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 11,260,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2017, 11,260,000 shares were authorized under the 2009 Plan, with 4,438,696 shares remaining available for future issuance under the 2009 Plan.

(3)	Comprised solely of shares issued to non-employee directors prior to our adoption of the 2009 Plan.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011 to December 31, 2017 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2011 in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX
$300
$250
$200
$150
$100
$50
$-
2012
2013
2014
2015
2016
2017
SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX
NASDAQ BIOTECH INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON DECEMBER 31, 2012

Item 6.	Selected Financial Data.
You should read the selected consolidated financial data presented below in conjunction with the audited consolidated financial statements appearing elsewhere in this Form 10-K and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, have been derived from our audited consolidated financial statements which appear elsewhere in this Form 10-K.  The selected consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements which are not included in this Form 10-K.  The historical results are not necessarily indicative of the operating results to be expected in the future.  All financial information presented has been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Revenues:
Grant	$206	$1,033	$1,530	$488	$452
Royalties and licenses	140,381(1)	4,017	3,010	3,337	8
Sales and services	11,269	3,102	50	—	—
Total revenues	151,856	8,152	4,590	3,825	460
Income (Loss) from operations	25,334	(96,777)	(74,005)	(34,742)	(21,668)
Net income (loss)	$9,132	$(63,937)	$(50,074)	$(34,657)	$(21,911)
Net loss per share - basic	$0.13	$(1.21)	$(1.24)	$(1.30)	$(1.46)
Net loss per share - diluted	$0.13	$(1.21)	$(1.24)	$(1.30)	$(1.46)
Weighted average number of shares during the period - basic	69,742	50,360	36,909	26,679	15,046
Weighted average number of shares during the period - diluted	70,357	50,360	36,909	26,679	15,046
 (1) Year-over-year increase primarily due to revenue recognized from the intangibles transferred to Celularity as a result of closing the Contribution Agreement in 2017.

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$20,429	$82,398	$39,038	$71,902	$31,667
Intangibles, net	71,013	64,776	3,912	4,357	33,321
Goodwill	38,298	41,548	20,626	24,041	24,041
Total assets	431,614	401,586	343,519	141,541	92,582
Total liabilities	225,003	315,084	202,581	32,828	25,773
Stockholders' equity	206,610	86,502	140,938	108,713	66,809

Net Working Capital	(49,255)	13,569	110,145	64,358	27,152

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us” and “our”) is a clinical stage biotechnology company focused on delivering clinically meaningful therapies to patients and their families, globally. Our primary focus is to transform cancer into a treatable or chronically manageable disease. We also have programs assessing the use of our technologies and products in auto-immune, inflammatory and neurodegenerative diseases and pain indications with high unmet medical needs.

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
With each of our programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic.  These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain.  Finally, as part of our global aim to provide a wide range of therapeutic products to meet underserved therapeutic markets, we have made investments and developed a separate pain focused franchise which we believe will serve to provide short term upside to our core thesis.
Our cellular therapy programs focus on Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy to treat both solid and liquid tumors.  We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”) and PSMA directed CAR-T programs. Our CD38 CAR-T is being evaluated in the context of highly resistant multiple myeloma (“MM”), amyloidosis and graft-versus-host disease (“GvHD”). We are assessing our CD123 CAR-T in the context of highly resistant acute myeloid leukemia (“AML”). Both of the latter programs have successfully demonstrated strong preclinical anti-tumor activity in animal models. Our plan is to submit Investigational New Drug (“IND”) applications with the U.S. Food and Drug Administration (the “FDA”) for at least one of these CAR-T programs in 2018.
Finally, as part of our global aim to provide a wide range of therapeutic products to meet underserved therapeutic markets, we have made investments and developed a separate pain focused franchise which we believe will serve to provide short term upside to our core thesis. Within this franchise, resiniferatoxin (“RTX”) is a non-opioid-based TRPV1 agonist neurotoxin used as an injectable pain treatment. The compound RTX has been granted orphan drug status for the treatment of intractable pain at end-stage cancer and a Phase I trial with the National Institutes of Health (“NIH”) is concluding. Other applications of RTX are expected to start Phase I trials in 2018. Additionally, we have acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage critical conditions and maximize the quality of life of patients and healthcare providers. Scilex’s lead product candidate, ZTlido™ (lidocaine topical system 1.8%), is a next-generation lidocaine delivery system recently approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition. ZTlido™ (lidocaine topical system 1.8%) is manufactured by our collaboration partner in their state of the art manufacturing facility.
Significant Developments
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

On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.
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
At the closing of the Virttu Acquisition (the “Closing”) on April 27, 2017, we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:
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
Celularity Transaction
On November 1, 2016, we loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by us to Celularity, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by us, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan was due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note

(the “Maturity Date”). Under the terms of the Celularity Note, in the event that Celularity met certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note would be forgiven and converted to equity. On May 31, 2017, we loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, we loaned an additional $1.0 million to Celularity. Additionally, on July 7, 2017, we loaned an additional $2.0 million to Celularity. The loan amounts were forgiven and converted to additional equity investment in Celularity as part of the closing of the Contribution Agreement (as defined below) on June 12, 2017.
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
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed, the loan amounts were forgiven, and, on such date, among other things, (a) Celularity issued the Celularity Shares to TNK, and (b) we, TNK and Celularity entered into a License and Transfer Agreement (the "License Agreement"). Pursuant to the License Agreement (i) TNK and we agreed to provide to Celularity (1) our CAR constructs and related CARs for use worldwide in combination with placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder except that anti-CD38 CAR constructs and related CARs may also be used in adult cells for the treatment of multiple myeloma unless TNK exercises its termination rights, and (2) our know-how relating to the foregoing, (ii) TNK and we granted to Celularity a limited, perpetual, transferable and sublicensable license and covenant not to sue with respect to certain of their patents and other intellectual property rights, which license is exclusive for a subset of such patents, and (iii) Celularity agreed to pay to TNK 50% of the first $200 million and 20% thereafter of any upfront and milestone payments that Celularity receives in connection with any sublicense of a combination of anti-CD38 CAR constructs and either placenta-driven cells and/or cord blood–derived cells or adult cells.
Termination of Servier License Agreement
On July 11, 2016, we announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using our fully human immuno-oncology anti-PD-1mAb STI-A1110 and provided support for Sevier’s initial development efforts (the “Servier License Agreement”).
Effective November 6, 2017, the Servier License Agreement was terminated by mutual agreement pursuant to its terms.
New Universal Shelf Registration Statement on Form S-3
On November 9, 2017, we filed a Universal Shelf Registration Statement on Form S-3 (File No. 33-221443) (the “New Shelf Registration Statement”) to replace our existing and expiring Universal Shelf Registration Statement on Form S-3 (File No. 333-199849) (the “Existing Shelf Registration Statement”). The Existing Shelf Registration Statement expired on December 6, 2017, when the New Shelf Registration Statement was declared effective.
At Market Issuance Sales Agreement
On November 9, 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as sales agent (the “Agent”), pursuant to which we may offer and sell, from time to time, through the Agent (the “Offering”) up to $100,000,000 in shares of our common stock. Any shares of our common stock offered and sold in the Offering will be issued pursuant to the New Shelf Registration Statement and the prospectus relating to the Offering that forms a part of the New Shelf Registration Statement.
Private Placement of Convertible Promissory Notes and Warrants
On December 11, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser's Note into shares of our common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
Termination of Hercules Loan and Security Agreement
On December 21, 2017, we paid off all obligations owing under, and terminated, the Loan and Security Agreement dated November 23, 2016, as amended, among us, certain of our domestic subsidiaries and Hercules Capital, Inc., as a lender and agent for the several banks and other financial institutions or entities from time to time party to the agreement (the “Terminated Loan Agreement”). The Terminated Loan Agreement permitted us to borrow up to an aggregate principal amount of $75.0 million, subject to funding in multiple tranches. The Terminated Loan Agreement was secured by substantially all of our assets, excluding intellectual property. The secured interests under the Terminated Loan Agreement were terminated in connection with our discharge of indebtedness thereunder.
Results of Operations
The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2017, 2016 and 2015. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K.
Comparison of the Years Ended December 31, 2017 and 2016
Revenues. Revenues were $151.9 million for the year ended December 31, 2017, as compared to $8.2 million for the year ended December 31, 2016. The net increase of $143.7 million is primarily due to an increase in royalty and licensing activities for the year ended December 31, 2017 compared to the corresponding period of 2016.  Royalties and license revenues increased $136.4 million for the year ended December 2017 as compared to the same period of 2016 primarily due to revenue recognized from the intangibles transferred to Celularity of approximately $116.2 million as a result of closing the Contribution Agreement in 2017 as well as the cancellation of the Servier agreement which resulted in revenue of approximately $16 million.  Sales and service revenues generated from the sale of customized reagents and providing contract development services increased $8.2 million for the year ended December 2017 as compared to the same period of 2016.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the years ended December 31, 2017 and 2016 were $3.9 million and $0.8 million, respectively.  The increase is due primarily to increased contract manufacturing activities and higher direct materials and overhead costs for the year ended December 31, 2017 compared to the prior year period. The costs generally include employee salaries and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.  We expect cost of revenues to fluctuate with related sales and service revenues.
Research and Development Expenses. Research and development expenses for the years ended December 31, 2017 and 2016 were $55.5 million and $42.2 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlidoTM (lidocaine topical system 1.8%) as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards (collectively the “NIH Grants”). Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The increase of $13.4 million is attributable to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials and potentially pursue other development activities and regulatory related activities associated with ZTlidoTM (lidocaine topical system 1.8%). We expect research and development expenses to increase in absolute dollars as we: (i) advance RTX and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, and (vi) expand our corporate infrastructure.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2017 and 2016 were $26.1 million and $45.0 million, respectively, with the decrease to due to higher levels of acquisition related activities in the prior year. Acquired in-process research and development expenses for the year ended December 31, 2017 include costs associated with the acquisition of acquired in-process research and development from Mabtech.  Acquired in-process research and development expenses for the year ended December 31, 2016 include costs associated with the acquisition of acquired in-process research and development from Mabtech Limited and LA Cell.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2017 and 2016 were $38.3 million and $24.2 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $14.1 million is primarily attributable to higher salaries and related compensation expenses, stock-based compensation, legal costs related to acquisitions, general corporate and intellectual property matters, consulting and business development expenses and higher compliance costs associated with our public reporting obligations. We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) expand our efforts to ensure continued compliance with our public reporting obligations, (iii) build our infrastructure, and (iv) invest in our joint ventures, collaborations or other third party agreements.
Intangible Amortization. Intangible amortization for the years ended December 31, 2017 and 2016 was $2.6 million and $0.8 million, respectively. The increase in the year ended December 31, 2017 as compared to the same period in 2016 is due to the impact of the acquisition of Scilex and the start of patent right amortization in 2017.
Gain or Loss on derivative liability.  Gain on derivative liability for the year ended December 31, 2017 was $0 compared to a gain on derivative liability of $5,520 thousand for the year ended December 31, 2016.  The decrease in the year ended December 31, 2017 as compared to the same period in 2016 is due to the expiration of the unexercised derivative liability on March 31, 2016 associated with the cancelled call option on shares of NantKwest, Inc. stock.
Interest Expense. Interest expense for the years ended December 31, 2017 and 2016 was $5.0 million and $1.6 million, respectively.
Interest Income. Interest income for the years ended December 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively.
Income tax expense (benefit). Income tax benefit for the year ended December 31, 2017 was $36.0 million.  Income tax benefit for the year ended December 31, 2016 was $0.9 million. The increase in the year ended December 31, 2017 as compared to the same period in 2016 is primarily due to re-measurement adjustments related to the impact of U.S. tax reform under the Tax Cut and Jobs Act which was enacted on December 22, 2017.
Income (loss) on equity method investments.  Loss on equity investments for the year ended December 31, 2017 was $40.2 million compared to a gain on equity investments of $0.4 million for the year ended December 31, 2016.  The decrease was primarily due to the recognition of other-than-temporary impairment associated with our equity method investment in NANTibody for the year ended December 31, 2017. (See Note 9 to the notes to our consolidated financial statements accompanying this Form 10-K).

Net Income (Loss). Net income (loss) for the years ended December 31, 2017 and 2016 was $11.1 million and $(63.9) million, respectively. The increase in net income is mainly attributable to revenue recognized from the intangibles transferred to Celularity as a result of closing the Contribution Agreement in 2017.
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
In June 2014, the NIAID, a division of the NIH, awarded us the Staph Grant III Award to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staph infections, including MRSA. The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, with total funds available of approximately $1 million per year for up to 2 years. During the years ended December 31, 2016 and 2015, we recorded $699 thousand and $884 thousand of revenue, respectively, associated with the Staph Grant III Award.
In June 2014, we were awarded the Phase I STTR Grant Award. The Phase I STTR Grant Award was to support the preclinical development of novel anti-Pseudomonas aeruginosa mAb immunotherapy or an antibody-mediated targeted antibiotic delivery vehicle. Each modality may be an effective and safe stand-alone therapy and/or a component of a “cocktail” therapeutic option for prevention and treatment of P. aeruginosa infections. The project period for the Phase I STTR Grant Award covered a two-year period which commenced in July 2014, with total funds available of approximately $300 thousand per year for up to 2 years.  During the years ended December 31, 2016 and 2015, we recorded $256 thousand and $302 thousand of revenue, respectively, associated with the Phase I STTR Grant Award.
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

Income (loss) on equity method investments.  Gain on equity method investments for the year ended December 31, 2016 was $435 thousand compared to a loss on equity investments of $4,041 thousand for the year ended December 31, 2015.  The increase was primarily due to the recognition of our portion of the loss from operations from our joint venture entities which did not exist during the same period in 2015.
Net Loss. Net loss for the years ended December 31, 2016 and 2015 was $63,937 thousand and $50,074 thousand, respectively. The increase in net loss is mainly attributable to the expanded research and development activities, and an increase in acquired in-process research and development and general and administrative activities.
Liquidity and Capital Resources
As of December 31, 2017, we had $20.4 million in cash and cash equivalents attributable in part to the net proceeds received in connection with the Private Placement. Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold the Notes and the Warrants to the Purchasers in a private placement transaction.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser's Note into shares of our common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June or 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
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
Cash Flows from Operating Activities. Net cash used for operating activities was $99.2 million for 2017 and is primarily due to an increase in cash flow associated with accrued payroll, deferred rent, accrued expenses and other operating activities.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities and fund our joint ventures, collaborations and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $16.5 million for 2017 as compared to net cash used for investing activities of $17.5 million for 2016.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $53.7 million for 2017, which was primarily from the net proceeds from the issuance of common stock and the issuance of the Notes in the Private Placement partially offset by the repayment of the Hercules loan.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of $211.3 million since inception, as we have not generated any product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.
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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2014 (the “2014 Shelf Registration Statement”). The 2014 Shelf Registration Statement provided us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that could have been issued and sold under a sales agreement with MLV & Co. LLC (the “2014 ATM Facility”). During the twelve months ended December 31, 2017, we sold approximately $3.6 million in shares of common stock under the 2014 ATM Facility.  On November 9, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC (the “2017 Shelf Registration Statement”) to replace the 2014 Shelf Registration Statement. The 2014 Shelf Registration Statement expired on December 6, 2017, when the New Shelf Registration Statement was declared effective by the SEC. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2017, we sold approximately $0.9 million in shares of common stock under the ATM Facility. We have the ability to offer up to $99.1 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
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
On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million, after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.
On December 11, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser’s Note into shares of our common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type. If the Notes are converted, substantial dilution to existing stockholders would result.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
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
Revenue Recognition. The revenue from grant awards is based upon subcontractor costs and internal costs incurred that are specifically covered by each grant, and where applicable, plus a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when we incur internal expenses that are related to the grant. Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue. (See Note 3 to the notes to our consolidated financial statements accompanying this Form 10-K).
License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period, with the exception of license agreements with no remaining performance obligations or undelivered obligations.
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
Our cost method investments are included in cost method investments on the consolidated balance sheets.  Our equity method investments are included in equity method investments on the consolidated balance sheets.
All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: the magnitude of the impairment and length of time that the market value was below the cost basis; financial condition and business prospects of the investee; our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that we may be aware of related to the investment. We do not report the fair value of our equity investments in non-publicly traded companies because it is not practical to do so. (See Note 9 to the notes to our consolidated financial statements accompanying this Form 10-K).
Debt With Detachable Warrants. Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. We account for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. We consider whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815.

If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of our common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of our common stock at the commitment date, unless limited by the remaining proceeds allocated to the debt.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act’’), which significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitations of the deduction for net operating losses to 80% of current year taxable income, and elimination of net operating loss carrybacks.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We are currently analyzing the impact of the various provisions of the Tax Act. The ultimate impact may differ from the provisional amounts recorded. We expect to complete our analysis within the measurement period in accordance with SAB 118.
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
Acquired In-Process Research and Development Expense. We have acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, may be immediately expensed as acquired in-process research and development (“IPR&D”) provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Prior to November 8, 2016, all acquired IPR&D was expensed immediately. The acquired in-process research and development related to the business combination of Scilex Pharmaceuticals Inc. (“Scilex”) for which certain products are under development and expected to be commercialized in the near future was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. Capitalized IPR&D will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Acquisition Consideration Payable - Gain on Contingent Liabilities.  Acquisition consideration payable relates to our acquisition of businesses and various other assets and is recorded on our consolidated balance sheets at fair value and is re-measured at each balance sheet date until such contingent liabilities have been settled, with changes in fair value recorded as gain on contingent liabilities. We estimate the fair value of contingent consideration based on level 3 inputs primarily driven by the probability of achieving certain financing or operating related milestones.
Contractual Obligations
As of December 31, 2017, our contractual obligations are as follows (in thousands):

	Payments Due by Fiscal Year
	2018	2019	2020	2021		Thereafter	Total
Convertible debt (See Note 12)	$2,500	$2,500	$2,500	$2,500		$52,500	$62,500
Operating leases	5,304	5,287	5,315	4,949	5,003	20,403	46,261
Total financial obligations	$7,804	$7,787	$7,815	$7,449		$72,903	$108,761

Off-Balance Sheet Arrangements
From our inception through December 31, 2017, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
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
In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, our chief executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-K as a result of the material weaknesses described below.
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
We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Based on these findings and the criteria discussed above, our management identified a material weakness in its review controls over unusual or non-recurring and significant transactions: specifically, our controls were not properly designed to provide reasonable assurance that we (1) timely identify and assess the accounting implications of terms in unusual or non-recurring agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period. The material weakness did not result in a restatement of previously issued annual consolidated financial statements, but it did result in an immaterial restatement of our 2016 quarterly financial information included in Note 19 of the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
During 2017, the Company undertook remediation measures, including designing new internal controls which, if effectively implemented, would provide reasonable assurance that we (1) timely identify and assess the accounting implications of terms in unusual or non-recurring agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period. These included measures designed to improve centralized documentation control, improve the internal communication procedures between senior executive management, accounting personnel, and related business owners, leverage external accounting experts as appropriate to perform the necessary reviews, and strengthen policies and procedures related to the transferring of responsibilities and the handoff of personnel duties. However, the Company concluded that these controls did not operate effectively as of December 31, 2017, which has been identified as a material weakness in our internal control over financial reporting. This material weakness did not result in any material misstatements to the financial statements.
Additionally, in connection with the restatement of the Company’s interim condensed consolidated financial statements for the three and nine months ended September 30, 2017 to correct a material error in our equity method investments, our management identified a material weakness in our review controls with respect to our equity method investments. Specifically, our review controls to assess and monitor the appropriateness of the financial information provided by our equity method investees were not operating effectively beginning in the quarter ended September 30, 2017, to provide reasonable assurance that we timely identify and assess the accounting implications of transactions and events occurring at our equity method investees and properly report such investee financial information in our financial statements.
These material weaknesses are principally the result of insufficient accounting resources, including a Chief Financial Officer, to appropriately perform, and to monitor the performance of, control activities. Such material weaknesses could result in material misstatements of the aforementioned account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.
Accordingly, our chief executive officer and principal financial and accounting officer concluded that, at December 31, 2017, our internal control over financial reporting was not effective. Notwithstanding the material weaknesses in our internal control over financial reporting, based on the additional analyses and procedures performed, we believe the consolidated financial statements included in our Annual Report on Form 10-K, are fairly presented in all material respects, in conformity with accounting principles generally accepted in the United States of America.

The effectiveness of our internal control over financial reporting at December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address Material Weaknesses
As a result of the material weaknesses, we are in the process of implementing remediation measures including, but not limited to, hiring a Chief Financial Officer and other personnel with sufficient accounting expertise to improve the operating effectiveness of the Company’s review controls and monitoring activities and utilizing external accounting experts as appropriate. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance that we timely identify terms in agreements that could have material accounting implications, assess the accounting and disclosure implications of the terms, and account for such items in the financial statements appropriately. Further, we will implement remediation measures including, but not limited to, establishing monitoring procedures to ensure that our existing controls to assess and evaluate the appropriateness of the financial information provided by our equity method investees operate as designed. We believe that our remediation measures, when implemented, will provide reasonable assurance that we timely identify transactions and events occurring at our equity method investees that could have material accounting implications, assess the accounting and disclosure implications of the transactions and events, and account for such items in the financial statements appropriately in the time period in which such transactions and events occur. Any failure to implement these improvements to our internal control over financial reporting would result in continued material weaknesses in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As identified above under “Management’s Annual Report on Internal Control Over Financial Reporting,” two material weaknesses were identified in our internal control over financial reporting as of December 31, 2017.  Our plans for remediating such material weaknesses, which would constitute changes in our internal control over financial reporting prospectively, when such controls are effectively implemented, are also enumerated above.

Item 9B.	Other Information.
On March 16, 2018, Dean Ferrigno, our Vice President of Finance and Chief Accounting Officer, notified us that he will be resigning from his roles with the Company, effective March 23, 2018 in order to pursue other opportunities.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2018 Proxy Statement”), no later than April 30, 2018, and certain information to be included in the 2018 Proxy Statement is incorporated herein by reference. To the extent that we do not file the 2018 Proxy Statement by April 30, 2018, we will file an amendment to this Annual Report on Form 10-K that includes the information required by Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item regarding principal accounting fees and services will be included in our 2018 Proxy Statement and is incorporated herein by reference.
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

2.3*
Share Purchase Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc., Virttu Biologics, Limited, the shareholders of Virttu Biologics Limited and Dayspring Ventures Limited as representative of the shareholders of Virttu Biologics Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

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

4.3	Common Stock Purchase Warrant issued to Cambridge Equities, LP. (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2015).

4.4
Securities Purchase Agreement, dated as of April 3, 2016, by and among Sorrento Therapeutics, Inc., ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on June 29, 2016).

4.5
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

4.13
Warrant Agreement, dated November 23, 2016, issued to Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2016).

4.14
Registration Rights Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

4.15
Securities Purchase Agreement, dated as of December 11, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2017).

4.16
Form of Convertible Promissory Note issued to investors pursuant to the Securities Purchase Agreement, dated as of December 11, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2017).

4.17
Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 11, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2017).

4.18
Registration Rights Agreement, dated December 21, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2017).

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

10.7
Option Agreement between Sorrento Therapeutics, Inc. and B.G, Negev Technologies and Applications Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2013).

Exhibit No.	Description

10.8+
Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.9*
Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.10*
Stock Purchase Agreement by and among TNK Therapeutics, Inc., BDL Products, Inc., the Stockholders of BDL Products, Inc., Richard Junghans, M.D., Ph.D. as the Stockholders’ Representative and Sorrento Therapeutics, Inc. dated as of August 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.11
Amendment No. 1 to Stock Purchase Agreement, dated as of March 7, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.12
Amendment No. 2 to Stock Purchase Agreement, dated as of September 14, 2016, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative. (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 22, 2017).

10.13
Amendment No. 3 to Stock Purchase Agreement, dated as of March 14, 2017, by and between TNK Therapeutics, Inc. and Richard P. Junghans, M.D., Ph.D., as the Stockholders’ Representative (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.14
Binding Term Sheet for License Between Cytolumina/Fetolumina and TNK Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.15+
Exclusive License Agreement dated September 25, 2015 by and between LA Cell, Inc. and City of Hope (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2016).

10.16±
Employment Agreement, dated December 8, 2014, by and between Sorrento Therapeutics, Inc. and George Ng (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2016).

10.17±
Employment Agreement between Sorrento Therapeutics, Inc. and Kevin M. Herde dated as of April 5, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.18
Letter Agreement, dated June 30, 2016, among Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.19
Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.20
Unit Purchase Agreement dated August 5, 2016, by and among MedoveX Corporation and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

Exhibit No.	Description

10.21
Registration Rights Agreement, dated August 5, 2016, by and among MedoveX Corporation and the investors party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by MedoveX Corporation (File No. 001-36763) with the SEC on August 8, 2016).

10.22±
Amended and Restated Employment Agreement between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. dated May 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.23+
Contribution Agreement, dated as of June 12, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017).

10.24+
Amendment No. 1 to Contribution Agreement, dated as of June 30, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017).

10.25
Amendment No. 2 to Contribution Agreement, dated as of August 10, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.26+
License and Transfer Agreement dated August 15, 2017 by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.27
At Market Issuance Sales Agreement, dated as of November 9, 2017, by and between Sorrento Therapeutics, Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on November 9, 2017).

12.1	Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Mayer Hoffman McCann P.C.

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±	Management contract or compensatory plan.
The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Reserves Acquired	Additions	Deductions	Balance at End of Period
Fiscal Year 2017:
Income tax valuation allowance	81,039	797	—	(38,431)	43,405
	$81,039	$797	$—	$(38,431)	$43,405
Fiscal Year 2016:
Income tax valuation allowance	39,605	—	41,434	—	81,039
	$39,605	$—	$41,434	$—	$81,039
Fiscal Year 2015:
Income tax valuation allowance	25,350	—	14,255	—	39,605
	$25,350	$—	$14,255	$—	$39,605

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2018	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji
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

Signature	Title(s)	Date
/s/ Henry Ji, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer	March 16, 2018
Henry Ji, Ph.D.	& President (Principal Executive Officer)
/s/ Dean Ferrigno	Chief Accounting Officer	March 16, 2018
Dean Ferrigno	(Principal Financial and Accounting Officer)
/s/ Dorman Followwill	Director	March 16, 2018
Dorman Followwill
/s/ Yue Alexander Wu	Director	March 16, 2018
Yue Alexander Wu, Ph.D.
/s/ Kim D. Janda, Ph.D.	Director	March 16, 2018
Kim D. Janda, Ph.D.
/s/ David Deming	Director	March 16, 2018
David Deming
/s/ Jaisim Shah	Director	March 16, 2018
Jaisim Shah
/s/ David Lemus	Director	March 16, 2018
David Lemus

Sorrento Therapeutics, Inc.

Reports of Independent Registered Public Accounting Firms

To the Board of Directors and Stockholders of
Sorrento Therapeutics, Inc. and Subsidiaries
San Diego, California

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows of Sorrento Therapeutics, Inc. and Subsidiaries for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Sorrento Therapeutics, Inc. and Subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, CA
March 14, 2016

To the stockholders and Board of Directors of Sorrento Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sorrento Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: 1) The Company’s review controls over unusual or non-recurring and significant transactions were not operating effectively to provide reasonable assurance that it (a) timely identifies and assesses the accounting implications of terms in unusual or non-recurring agreements, and (b) reassesses the valuation of associated assets or liabilities at the end of each reporting period; and 2) the Company's review controls to assess and monitor the appropriateness of the financial information provided by its equity method investees were not operating effectively to timely identify and assess the accounting implications of transactions and events occurring at its equity method investees and properly report such investee financial information. Such material weaknesses are principally the result of insufficient accounting resources, including a Chief Financial Officer, to appropriately perform, and to monitor the performance of, the control activities.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company, and this report does not affect our report on such consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 16, 2018

To the stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and working capital deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 16, 2018

We have served as the Company's auditor since 2016.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$20,429	$82,398
Marketable securities	441	1,106
Grants and accounts receivables, net	2,211	1,696
Income tax receivable	1,715	1,289
Prepaid expenses and other, net	4,904	3,165
Total current assets	29,700	89,654
Property and equipment, net	19,345	12,707
Intangibles, net	71,013	64,766
Goodwill	38,298	41,548
Cost method investments	237,008	112,008
Equity method investments	32,999	76,994
Other, net	3,250	3,909
Total assets	$431,613	$401,586
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,911	$8,282
Accrued payroll and related	4,485	3,565
Current portion of deferred compensation	—	1,012
Accrued expenses	7,274	4,741
Current portion of deferred revenue	3,864	9,666
Current portion of deferred rent	212	248
Acquisition consideration payable	53,209	48,362
Current portion of debt	—	209
Total current liabilities	78,955	76,085
Long-term debt, net of discount	5,211	47,107
Deferred tax liabilities, net	15,535	53,238
Deferred revenue	119,287	134,376
Deferred rent and other	6,015	4,278
Total liabilities	225,003	315,084
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 82,903,567 and 50,882,856 shares issued and outstanding at December 31, 2017 and 2016, respectively	9	6
Additional paid-in capital	413,901	303,865
Accumulated other comprehensive income (loss)	242	(118)
Accumulated deficit	(165,120)	(174,252)
Treasury stock, 7,568,182 shares and 7,568,182 shares at cost at December 31, 2017
and 2016, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	199,568	80,037

Noncontrolling interests	7,042	6,465
Total equity	206,610	86,502
Total liabilities and equity	$431,613	$401,586

See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except for per share amounts)

	2017	2016	2015
Revenues:
Grant	$206	$1,033	$1,530
Royalties and licenses	140,381	4,017	—
Sales and services	11,269	3,102	3,060
Total revenues	151,856	8,152	4,590
Operating costs and expenses:
Costs of revenues	3,945	811	1,950
Research and development	55,532	42,175	31,343
Acquired in-process research and development	26,102	45,000	24,013
General and administrative	38,332	24,219	20,132
Intangible amortization	2,610	845	1,157
(Gain) on contingent liabilities	—	(8,121)	—
Total costs and operating expenses	126,521	104,929	78,595
Income (loss) from operations	25,335	(96,777)	(74,005)
Gain on sale of IgDraSol, net	—	—	69,274
Gain (loss) on derivative liabilities	—	5,520	(3,360)
Gain on marketable securities	—	27,193	—
Loss on foreign currency exchange	(178)	—	—
(Loss) gain on trading securities	(665)	356	—
Interest expense	(4,980)	(1,610)	(1,652)
Interest income	241	272	24
Loss on debt extinguishment	(4,275)	(222)	—
Loss on receivable	(163)	—	—
Income (loss) before income tax expense(1)	15,315	(65,268)	(9,719)
Income tax (benefit) expense	(36,038)	(896)	36,314
(Loss) income on equity method investments	(40,244)	435	(4,041)
Net income (loss)	11,109	(63,937)	(50,074)
Net income (loss) attributable to noncontrolling interests	1,977	(3,014)	(4,263)
Net income (loss) attributable to Sorrento	$9,132	$(60,923)	$(45,811)
Net income (loss) per share - basic per share attributable to Sorrento	$0.13	$(1.21)	$(1.24)
Net income (loss) per share - diluted per share attributable to Sorrento	$0.13	$(1.21)	$(1.24)
Weighted-average shares used during period - basic per share attributable to Sorrento	69,742	50,360	36,909
Weighted-average shares used during period - diluted per share attributable to Sorrento	70,381	50,360	36,909
(1) Activity for the years ended December 31, 2016 and December 31, 2015 have been recast to present (loss) income on equity method investments below income (loss) before income tax expense.

See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except for share amounts)

	2017	2016	2015
Net income (loss)	11,109	(63,937)	(50,074)
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax of $0, $(14,294), and $14,294	—	(73,579)	73,579
Foreign currency translations adjustments and other	360	(118)	—
Total other comprehensive income (loss)	360	(73,697)	73,579
Comprehensive income (loss)	11,469	(137,634)	23,505
Comprehensive income (loss) attributable to noncontrolling interests	1,977	(3,014)	(4,263)
Comprehensive income (loss) attributable to Sorrento	$9,492	$(134,620)	$27,768

See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2014	36,184,912	4	—	—	176,227	—	(67,518)	—	108,713
Issuance of common stock with exercise of warrants	3,563	—	—	—	—	—	—	—	—
Issuance of common stock with exercise of options	276,712	—	—	—	1,699	—	—	—	1,699
Issuance of common stock upon achievement of milestone	1,306,272	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,972	—	—	—	6,972
Change in unrealized gain on marketable securities	—	—	—	—	—	73,579	—	—	73,579
Sale of noncontrolling interest	—	—	—	—	—	—	—	49	49
Net loss	—	—	—	—	—	—	(45,811)	(4,263)	(50,074)
Balance, December 31, 2015	37,771,459	4	—	—	184,898	73,579	(113,329)	(4,214)	140,938
Issuance of common stock with exercise of options	204,668	—	—	—	524	—	—	—	527
Issuance of common stock for private placement and investments, net	27,598,235	3	—	—	108,298	—	—	—	108,301
Issuance of common stock upon acquisition of Scilex	754,911	1	—	—	5,368	—	—	13,693	19,061
Cancellation of stock issuance	(15,446,417)	(2)	7,568,182	(49,464)	(1,341)	—	—	—	(50,807)
Stock-based compensation	—	—	—	—	4,741	—	—	—	4,741
Change in unrealized gain on marketable securities	—	—	—	—	—	(73,579)	—	—	(73,579)
Foreign currency translation adjustment	—	—	—	—	—	(118)	—	—	(118)
Hercules warrant	—	—	—	—	1,377	—	—	—	1,377
Net loss	—	—	—	—	—	—	(60,923)	(3,014)	(63,937)
Balance, December 31, 2016	50,882,856	6	7,568,182	(49,464)	303,865	(118)	(174,252)	6,465	86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	(1,400)	(2,027)
Issuance of common stock for placements and investments, net	30,468,700	3	—	—	57,925	—	—	—	57,928
Beneficial conversion feature recorded on convertible notes	—	—	—	—	32,062	—	—	—	32,062
Warrants issued in connection with convertible notes	—	—	—	—	12,669	—	—	—	12,669
Issuance of common stock for business combinations	1,552,011	—	—	—	3,055	—	—	—	3,055
Stock-based compensation	—	—	—	—	4,952	—	—	—	4,952
Foreign currency translation adjustment	—	—	—	—	—	360	—	—	360
Net income	—	—	—	—	—	—	9,132	1,977	11,109
Balance, December 31, 2017	82,903,567	$9	7,568,182	(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610

See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except for share amounts)

	2017	2016	2015
Operating activities
Net income (loss)	11,109	(63,937)	(50,074)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	7,079	2,885	2,370
Non-cash interest expense	1,326	164	392
Gain on sale of IgDraSol	—	—	(69,274)
Amortization of debt issuance costs and debt discount	477	—	—
(Gain) loss on sale of marketable securities	—	(27,193)	—
Loss on trading securities	665	—	—
Stock-based compensation	4,952	4,741	6,972
Acquired in-process research and development	—	—	12,000
Provision for doubtful accounts	—	—	5
Loss on disposal for property and equipment	59	—	—
Loss on receivable	163	—	—
Loss on debt extinguishment	4,275	—	—
(Gain) or loss on derivative liability	—	(5,520)	3,360
Loss (income) on equity method investments	40,244	(435)	4,041
Non-cash income on cost method investments	(116,249)	—	—
(Gain) on contingent liabilities	—	(8,121)	—
Deferred tax provision	(35,679)	982	33,337
Changes in operating assets and liabilities; net of dispositions:
Grants and other receivables	(515)	(472)	(176)
Accrued payroll	920	—	—
Prepaid expenses and other	(1,902)	40	(1,052)
Deposits and other assets	233	(448)	(1,715)
Accounts payable	1,592	3,714	(2,713)
Deferred revenue	(20,891)	23,534	9,876
Deferred rent and other	639	(2,535)	—
Accrued expenses and other liabilities	2,323	1,673	10,582
Net cash used for operating activities	(99,180)	(70,928)	(42,069)
Investing activities
Purchases of property and equipment	(10,972)	(6,860)	(3,707)
Proceeds from sale of IgDraSol	—	—	27,759
Investment in SiniWest	—	(1,000)	—
Investment in Celularity	(5,000)	(5,000)	—
Purchase of business, net of cash acquired	(557)	(3,842)	—
Purchase of MedoveX Investment	—	(750)	—
Cost method investments	—	—	(11,500)
Net cash (used in) provided by investing activities	(16,529)	(17,452)	12,552
Financing activities
Proceeds from issuance of convertible note, net of fees	49,916	—	—
Proceeds from issuance of common stock, net	57,928	107,986	—
Cash payments for treasury shares	—	(15,639)	—
Proceeds from loan and security agreement, net of fees	—	48,320	(3,095)

Payments of debt on retired note	(53,157)	(9,451)	—
Net payments of deferred compensation	(1,012)	—	(2,000)
Sale of a noncontrolling interest	—	—	49
Proceeds from exercise of stock options	—	524	1,699
Net cash provided by (used in) financing activities	53,675	131,740	(3,347)
Net change in cash and cash equivalents	(62,034)	43,360	(32,864)
Net effect of exchange rate changes on cash	65	—	—
Cash and cash equivalents at beginning of period	82,398	39,038	71,902
Cash and cash equivalents at end of period	20,429	82,398	39,038
Supplemental disclosures:
Cash paid during the period for:
Income taxes	34	2	3,001
Interest	3,499	1,342	1,574
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	15,465	—	—
Scilex acquisition non-cash consideration	—	(45,368)	—
Scilex non-cash consideration for regulatory milestone	1,380	—	—
SiniWest non-cash consideration	—	(2,832)	—
Roger Williams Medical Center non-cash consideration	—	(3,398)	—
Investment in ImmuneOncia	—	(9,608)	—
Common stock received in exchange for license	—	—	(100,000)
Contributions to equity method investments made on Company's behalf	—	—	(60,000)
Property and equipment costs incurred but not paid	37	—	2,396

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
Through December 31, 2017, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure, and had not realized revenues from its planned principal operations.
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

2. Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has working capital deficiencies as of December 31, 2017 and has incurred substantial net losses for the years ended December 31, 2017, 2016, and 2015 and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.
As of December 31, 2017, the Company had $50 million of long term debt associated with the Securities Purchase Agreement, dated December 21, 2017, among the Company and certain accredited investors in a private placement (the “Securities Purchase Agreement” or “Note SPA”). Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control of the Company (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of the common stock of the Company, par value $0.0001 per share (“Common Stock”).
The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed as planned, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued.
Each of the Notes provide that, upon the occurrence of an event of default, the Purchasers thereof may, by written notice to the Company, declare all of the outstanding principal and interest under such Note immediately due and payable. For purposes of the Notes, an event of default includes, among other things, one or more events that have, or could reasonably be expected to have, a material adverse effect on (i) the Company’s ability to comply with its obligations under the Securities Purchase Agreement, the Notes or the Warrants or the registration rights agreement entered into with the Purchasers in connection with the Private Placement, or (ii) the rights of the Purchasers under the Notes. The Company believes that it is not probable that the material adverse event clause under the Notes will be exercised.
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
Universal Shelf Registration
In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “2014 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This 2014 Shelf Registration Statement provided the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “2014 ATM Facility”). During the twelve months ended December 31, 2017 and 2016, the Company sold approximately $13.9 million and $3.6 million in shares of common stock under the 2014 ATM Facility, respectively.
In April 2017, the Company completed a public offering of $47.5 million of shares of common stock pursuant to the 2014 Shelf Registration Statement for net proceeds of approximately $43.1 million.
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2014 Shelf Registration Statement expired on December 6, 2017 when the 2017 Shelf Registration was declared effective. This 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $0.9 million in shares of common stock under the ATM Facility.  The Company can offer up to $99.1 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
Pursuant to the 2017 Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all.
2016 Private Investment in Public Entity Financing

On April 3, 2016, the Company entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, the Company agreed to issue and sell to Ally Bridge and other purchasers that may be designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of the Common Stock and warrants to purchase shares of Common Stock. Upon the closing of the ABG Private Placement, the Company issued to the ABG Purchasers (1) an aggregate of 9,009,005 shares (the “ABG Shares”) of Common Stock, and (2) warrants to purchase an aggregate of 2,702,700 shares of Common Stock (each, an “ABG Warrant”).  Each ABG Warrant had an exercise price of $8.50 per share, was immediately exercisable upon issuance, had a term of three years and was exercisable on a cash or cashless exercise basis.
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
2017 Private Investment in Public Entity Financing
On December 11, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, the Company issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser's Note into shares of Common Stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  For the year ended December 31, 2017, no other-than-temporary impairment charges were recorded for marketable securities.
Grants and Accounts Receivable
Grants receivable at December 31, 2017 and 2016 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”) (collectively, the “NIH Grants”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at December 31, 2017 and 2016 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $20 thousand and $26 thousand, respectively.
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

Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2017, noting no impairment.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through December 31, 2017.
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
Debt With Detachable Warrants
    Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815.
If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the Company’s common stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Company’s common stock at the commitment date, unless limited by the remaining proceeds allocated to the debt.

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
The Company’s cost method investments are included in cost method investments on the consolidated balance sheets.  The Company’s equity method investments are included in equity method investments on the consolidated balance sheets.
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
In the fourth quarter for 2017, the Company determined it had an other-than-temporary decline in the value of NANTibody equity method investment and recognized a loss of $36.0 million in loss on equity investments on its condensed consolidated statement of operations for the quarter ended September 30, 2017. (See Note 9).
Research and Development Costs and Collaborations
All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, stock-based compensation expense, salaries and related benefits.
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, may be immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Prior to November 8, 2016, all acquired IPR&D was expensed immediately. The acquired in-process research and development related to the business combination of Scilex for which certain products are under development and expected to be commercialized in the near future was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. Capitalized IPR&D will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2017, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, which can be expected to reverse over a definite life.
Revenue Recognition
The Company’s revenues are generated primarily from royalties and license fees, various NIH grant awards, and from the sale of customized reagents and the provision of contract development services. The revenue from the NIH grant awards is based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.
License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period, with the exception of license agreements with no remaining performance obligations or undelivered obligations.
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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the exercise of outstanding warrants. The treasury stock method and if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share.

During 2017, 2016 and 2015, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.
These outstanding securities consist of the following:

	Years Ended December 31,
	2017	2016	2015
Outstanding options	6,321,400	4,332,876	2,960,816
Outstanding warrants	4,708,860	7,740,340	1,972,630

Segment Information
The Company is engaged primarily in the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on its platform technologies. Accordingly, the Company has determined that it operates in one operating segment. During the year ended December 31, 2016, the Company acquired a majority stake in Scilex a developer of specialty pharmaceutical products for the treatment of chronic pain. The operating activities of Scilex are considered to be qualitatively and economically similar to the operating activities of the Company.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for annual reporting periods beginning after December 15, 2017, and interim periods thereafter.  The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.  The standard allows for either a full retrospective or modified retrospective method of adoption. The Company has performed a review of the new standards as compared to our current accounting policies for our customer contracts and licensing arrangements. The Company adopted this standard on its effective date, January 1, 2018 under the modified retrospective method of adoption. The Company has assessed the impact of the adoption of this standard and concluded it will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has not experienced significant issues in its implementation process and it does not anticipate significant changes to its accounting policies.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income.  The Company has assessed the impact of the adoption of this standard which is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to improve financial reporting in regards to how certain transactions are classified in the statement of cash flows. The ASU requires that (1) debt extinguishment costs be classified as cash outflows for financing activities and provides additional classification guidance for the statement of cash flows, (2) the classification of cash receipts and payments that have aspects of more than one class of cash flows to be determined by applying specific guidance under generally accepted accounting principles, and (3) each separately identifiable source or use within the cash receipts and payments be classified on the basis of their nature in financing, investing or operating activities. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company has assessed the adoption of ASU No. 2016-15 and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to add guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Specifically, this ASU provides a screen to assist entities in determining when a set should not be considered a business, which screen provides that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar assets, the set is not a business. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has assessed the adoption of ASU No. 2017-01 and does not believe that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both the diversity in practice and cost of complexity when applying the guidance. Specifically, the ASU provides additional modification conditions in determining whether or not modification accounting should be applied. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has assessed the adoption of ASU No. 2017-09 and does not believe that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In connection with the Virttu transaction, we recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. Acquisition costs are expensed as incurred.
The acquisition of Virttu was not significant to the Company's consolidated financial statements.
Acquisition of Scilex Pharmaceuticals Inc.
On November 8, 2016, the Company entered into a Stock Purchase Agreement (the “Scilex Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which, on November 8, 2016, the Company acquired from the Scilex Stockholders, and the Scilex Stockholders sold to the Company, approximately 72% of the outstanding capital stock of Scilex (the “Scilex Acquisition”), which remains a stand-alone company. The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest of which approximately 23% continues to be held by ITOCHU CHEMICAL FRONTIER CORPORATION following the Scilex Acquisition.
Scilex focuses on the development and commercialization of specialty pharmaceutical products for the treatment of pain; its lead product, ZTlidoTM (lidocaine topical system 1.8%), is a branded lidocaine topical system formulation being developed for the treatment of chronic pain. ZTlido™ (lidocaine topical system 1.8%) will be manufactured by a contract manufacturer.
At the closing of the Scilex Acquisition, the Company issued to the Scilex Stockholders that were accredited investors (the “Accredited Scilex Stockholders”) consideration valued at $4.8 million which consisted primarily of an aggregate of 754,911 shares of the Company’s common stock (the “Common Stock”).  Under the terms of the Scilex Purchase Agreement, the Company agreed to provide additional consideration to the Accredited Scilex Stockholders upon the achievement of certain milestones, as follows:
(1) Upon receipt of notice from the U.S. Food and Drug Administration (the “FDA”) that the FDA has accepted Scilex’s resubmitted new drug application for ZTlidoTM (lidocaine topical system 1.8%) for the treatment of postherpetic neuralgia (the “NDA”), the Company will deliver to the Accredited Scilex Stockholders a number of shares of Common Stock equal to the quotient obtained by dividing 10% of the total undiscounted purchase consideration of approximately $47.8 million (the “Adjusted Base Consideration”) by a price (the “FDA Acceptance Price”) equal to the closing market price of one share of Common Stock, as reported by The Nasdaq Stock Market LLC (“Nasdaq”) on the date of Scilex’s receipt of the FDA notice or, if no closing price is reported for such date, the closing price on the last preceding date for which such quotation exists; provided, however, that in no event shall the FDA Acceptance Price be greater than $25.32 or less than $6.33 (in each case as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Common Stock).
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
On February 28, 2018, the Company received notice that the FDA had approved the NDA and the Company will issue the Accredited Scilex Stockholders consideration valued at $38.2 million, which included an aggregate of 1,381,346 shares of Common Stock.
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
Although a Qualified Financing did not occur by October 15, 2017 and TNK did not complete an initial public offering by September 15, 2017, as of the date of the filing of this Annual Report on Form 10-K, the Company has not issued shares to the Stockholders pursuant to the Stock Purchase Agreement as it is currently negotiating the terms of the Stock Purchase Agreement with the Stockholders. (See Note 5).
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

Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$20,429	$20,429	$—	$—
Marketable securities	$441	$356	$—	$85
Total assets	$20,870	$20,785	$—	$85
Liabilities:
Acquisition consideration payable	$54,272	$—	$—	$54,272
Total liabilities	$54,272	$—	$—	$54,272

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$82,398	$82,398	$—	$—
Marketable securities	$1,106	$831	$—	$275
Total assets	$83,504	$83,229	$—	$275
Liabilities:
Derivative liability	$48,362	$—	$—	$48,362
Total liabilities	$48,362	$—	$—	$48,362

The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, marketable securities, acquisition consideration payable and derivative instruments. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its acquisitions of Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), Roger Williams Medical Center (“RWMC”), Concortis, Inc., (“Concortis”), BDL, CARgenix, Scilex, and Virttu. The fair value of the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.

The following is a summary of the contingent consideration liabilities associated with acquisitions entered into during the year ended December 31, 2016. The contingent consideration was measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2016.  Contingent consideration associated with acquisitions increased by $46.8 million during the year ended December 31, 2016.  During the ended December 31, 2016, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in a decrease to the contingent consideration liabilities by $1.8 million, and there were no payments of contingent consideration related to such liabilities.  The ending balance at December 31, 2016 for the Company’s acquisitions during the year ended December 31, 2016, was $45.0 million.

The following table includes a summary of the changes to contingent consideration liabilities during the year ended December 31, 2017.  The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2017:

(in thousands)	2017
Beginning Balance at December 31, 2016	48,362
Scilex acquisition adjustment (See Note 4)	(6,500)
Acquisition consideration payable - current year acquisitions (See Note 4)	12,807
Contingent consideration (Non-current) - current year acquisitions (See Note 4)	983
Re-measurement of Fair Value	—
Payment of shares for current year contingent consideration	(1,380)
Ending Balance at December 31, 2017	$54,272

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2016.

(in thousands)	2016
Fair Value at Beginning of Year	$5,520
Additions	—
Expiration of derivative liability	(5,520)
Payments	—
Balance at End of Year	$—

The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at December 31, 2017:

(in thousands)	Fair Value Measurements at December 31, 2017	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
BDL Contingent Consideration	$1,643	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	4.41% 10% and 90%
Virttu Contingent Consideration (Non-Current)	$1,063	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Virttu Contingent Consideration	$14,884	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	1.47% 20% and 80%
Scilex Contingent Consideration	$32,200	Monte Carlo simulation method	Discount Rate Probability of Regulatory Milestone	10.54% 95%
Concortis Contingent Consideration	$511	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,588	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,383	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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
6. Marketable Securities
Marketable securities consisted of the following as of December 31, 2017 (in thousands):

	December 31, 2017
	Cost	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(309)	$441

	December 31, 2016
	Cost	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$356	$1,106

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

For the twelve months ended December 31, 2017 and 2016, the Company recorded a loss of $0.7 million and a gain of $0.4 million on trading securities.  The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at December 31, 2017 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.

The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended December 31, 2017 (in thousands):

Total
Beginning balance at December 31, 2016	$275
Addition of warrant	—
Change in fair value of warrant	(191)
Ending balance at December 31, 2017	$84
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

7. Property and Equipment
Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Furniture and fixtures	$1,035	$458
Office equipment	493	326
Machinery and lab equipment	19,868	13,220
Leasehold improvements	7,327	3,625
	$28,723	$17,630
Less accumulated depreciation	(9,378)	(4,922)
	$19,345	$12,707

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $4,470 thousand, $1,951 thousand and $1,134 thousand, respectively.

8. Cost Method Investments
As of December 31, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc. (See Note 9).
As of December 31, 2016, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $112.0 million and included an ownership interest in NantCell, NantBioScience, Globavir Biosciences, Inc., Brink Biologics, Inc., and Coneksis, Inc.
The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the years ended December 31, 2017, 2016 and 2015.

9. Equity Method Investments
NANTibody

In 2013, the Company acquired IgDraSol Inc. (“IgDraSol”), a private company focused on the development of oncologic agents for the treatment of cancer, from a third party unrelated to the NantWorks, LLC (“NantWorks”) affiliated entities for 3 million shares of the Company's common stock and $380,000 of cash for a total purchase price of $29.1 million. This transaction included the acquisition of IgDraSol’s lead compound, CynviloqTM, a micellar diblock copolymeric paclitaxel formulation drug product.

In May 2015, the Company entered into an agreement with NantPharma, LLC (“NantPharma”), a NantWorks company, pursuant to which the Company sold to NantPharma all of its equity interests in IgDraSol, which continued to hold the rights to CynviloqTM. Pursuant to the agreement, NantPharma paid the Company an upfront fee of $90.1 million, of which $60.0 million was required to be used by the Company to fund two joint ventures, as described below.
In April 2015, the Company and NantCell, a subsidiary of NantWorks, LLC (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding.  NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody.  The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, LLC (“NantPharma”) contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol, Inc. (“IgDraSol”).  Additionally, the Company and NantCell were allowed to appoint three and two representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.

NANTibody had been formed to advance pre-clinical and clinical immunology assets contributed by the Company and NantCell. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell holds the remaining

60%. Until July 2, 2017, NANTibody held approximately $100.0 million of cash and cash equivalents, and the Company recorded its investment in NANTibody at approximately $40.0 million. As an equity method investment, the Company's ratable portion of 40% of money expended for the development of intellectual property assets held by NANTibody would be reflected within income (loss) on equity method investments in its statement of operations. As a result of limited spending at NANTibody, the cash on hand at NANTibody remained at approximately at $100.0 million since the inception of the NANTibody joint venture until July 2, 2017. Further, the Company's equity method investment in NANTibody remained at approximately $40.0 million until July 2, 2017.
The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

In February 2018, NANTibody notified the Company that on July 2, 2017, NANTibody acquired all of the outstanding equity of IgDraSol in exchange for $90.1 million in cash. NANTibody purchased IgDraSol from NantPharma, LLC, which is controlled by NantWorks, an entity with a controlling interest in NantCell and NantPharma.
Although the Company has had a designee serving on the Board of Directors of NANTibody since the formation of NANTibody in April 2015, and although the Company has held 40% of the outstanding equity of NANTibody since NANTibody’s formation, neither the Company nor its director designee was given any advance notice of NANTibody’s purchase of IgDraSol or of any board meeting or action to approve such purchase. As such, the Company's designee on NANTibody’s Board of Directors was not given an opportunity to consider or vote on the transaction as a director and the Company was not given an opportunity to consider or vote on the transaction in its position as a significant (40%) equity holder of NANTibody.
As a result of the July 2, 2017 purchase of IgDraSol, NANTibody’s cash and cash equivalents were reduced from $99.6 million as of June 30, 2017 to $9.5 million as of September 30, 2017, and NANTibody’s contributed capital was reduced from $100.0 million as of June 30, 2017 to $10.0 million as of September 30, 2017, to effect the transfer of IgDraSol from NantPharma to NANTibody. No additional information was provided to the Company to explain why NANTibody’s total assets as of September 30, 2017 were reduced by approximately $90.1 million. The Company requested, but did not receive, additional information from NANTibody for purposes of supporting the value of IgDraSol, including any information regarding clinical advancements in the entity since the sale of IgDraSol by the Company in May 2015.
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company's minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company's equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company's 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company's investment in NANTibody of $3.7 million which approximates its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development.
NANTibody recorded net loss of $1.1 million and $0.6 million for the twelve months ended September 30, 2017 and 2016, respectively. The Company recorded its portion of loss from NANTibody in (loss) income on equity investments on its consolidated statements of operations for the twelve months ended December 31, 2017 and 2016. As of September 30, 2017, NANTibody had $9.9 million in current assets, $591 thousand in current liabilities, and no noncurrent assets or noncurrent liabilities. As of September 30, 2016, NANTibody had $100.7 million in current assets and $242 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.

NantStem
In July 2015, the Company and NantBioScience, a subsidiary of NantWorks, established a new entity called NantCancerStemCell, LLC (“NantStem”) as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge, a related party to NantBioScience.
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
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its consolidated statement of operations.  As of December 31, 2017 and 2016, the carrying value of the Company’s investment in NantStem was approximately $18.7 million and $18.5 million, respectively.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net income of $0.7 million and $0.9 million for the twelve months ended September 30, 2017 and 2016, respectively. The Company recorded its portion of gain from NantStem in gain on equity investments on its consolidated statements of operations for the twelve months ended December 31, 2017 and 2016. As of September 30, 2017, NantStem had $82.5 million in current assets and no current liabilities and no noncurrent assets or noncurrent liabilities. As of September 30, 2016, NantStem had $81.7 million in current assets and no current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity investments on its condensed consolidated statement of operations.  As of December 31, 2017 and 2016, the carrying value of the Company’s investment in ImmuneOncia was approximately $6.8 million and $9.5 million, respectively. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $1.0 million at December 31, 2017.
ImmuneOncia recorded net loss of $5.4 million for the twelve months ended December 31, 2017.  The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity investments on its consolidated statement of operations for the twelve months ended December 31, 2017.  As of December 31, 2017, ImmuneOncia had $7.4

million in current assets, $129 thousand in current liabilities, $8.8 million in noncurrent assets, and $33 thousand noncurrent liabilities. As of December 31, 2016, no material activity had occurred subsequent to the Company's initial investment.
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

The Company determined that the exchange of the Celularity Note and the 25% ownership interest in Celularity is a nonmonetary exchange within the scope of ASC 845, Nonmonetary Transactions, and was accounted for at fair value. The carrying value of the Company’s investment in Celularity is $125.0 million at August 15, 2017 and December 31, 2017.

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
On September 26, 2017, the Company entered into a joint development agreement with Celularity whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million will be recognized over the length of the service agreement as services are performed. The Company recorded $1.7 million of sales and services revenues under the joint development agreement for the year ended December 31, 2017.
The financial statements of Celularity are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag under the equity method.
Celularity incurred operating expense of approximately $4.1 million for the nine months ended June 30, 2017 in its interim financial results. The Company recorded its portion of loss from Celularity in loss on equity investments on its condensed consolidated statement of operations until its conversion to cost method investment on August 15, 2017.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity investments on the condensed consolidated statement of operations.  As of December 31, 2017 and 2016, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million and $2.8 million, respectively.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses for the twelve months ended September 30, 2017 and 2016.  As of December 31, 2017, Shanghai Three had approximately $0.4 million in current assets, $5.3 million in noncurrent assets, $2.8 million in current liabilities, and $2.0 million in noncurrent liabilities. As of December 31, 2016, Shanghai Three had approximately $0.5 million in current assets, $5.1 million in noncurrent assets, $3.0 million in current liabilities, and $2.0 million in noncurrent liabilities.
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
Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of December 31, 2017, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of December 31, 2017.
In June 2016, 3SBio purchased $10.0 million of Common Stock and warrants as part of the Company’s private placement offering.
Fair Value of Equity Method Investment
The Company periodically evaluates the carrying value of our equity method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company determines the fair value of its equity method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company's holdings in privately held biotechnology companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows. During 2017, the Company determined the carrying value of its NANTibody equity method investment exceeded its fair value.
10. Goodwill and Intangible Assets

As of December 31, 2017 and 2016, the Company had goodwill of $38.3 million and $41.5 million, respectively.  The Company performed a qualitative test for goodwill impairment as of December 31, 2017. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the years ended December 31, 2017 and 2016.
The following is a summary of changes in the Company’s recorded goodwill during the year ended December 31, 2016 (in thousands):

Amount
Balance as of December 31, 2016	$41,548
Scilex Acquisition Adjustment	(4,645)
Goodwill Acquired from Virttu Acquisition	$1,395
Balance as of December 31, 2017	$38,298
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

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,091	$494
Acquired technology	3,410	709	2,701
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	2,562	30,158
Total intangible assets	$75,375	$4,362	$71,013
	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$801	$784
Acquired technology	3,410	533	2,877
Acquired in-process research and development	25,404	—	25,404
Patent rights	36,120	419	35,701
Total intangible assets	$66,519	$1,753	$64,766

As of December 31, 2017, the remaining weighted average life for identifiable intangible assets is 15 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the years ended December 31, 2017 and 2016 was $2,143 thousand and $405 thousand, respectively, which has been included in intangibles accumulated amortization.

Acquired technology is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately nineteen years from the date of acquisition of the technology in December 2013. Amortization expense for the years ended December 31, 2017 and 2016 was $176 thousand and $176 thousand, respectively, which has been included in intangibles accumulated amortization.
Customer relationships are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets and are generally determined to be approximately five years from the date of acquisition. Amortization expense for the years ended December 31, 2017 and 2016 was $291 thousand and $264 thousand, respectively, which has been included in intangibles accumulated amortization.
Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Estimated future amortization expense related to intangible assets at December 31, 2017 is as follows (in thousands):

Years Ending December 31,	Amount
2018	$3,697
2019	3,807
2020	3,807
2021	5,002
2022	5,002
Thereafter	49,698
Total	$71,013

11. Significant Agreements and Contracts
License Agreement with Les Laboratoires Servier
On July 11, 2016, the Company announced a license and collaboration agreement with Les Laboratoires Servier, SAS, a corporation incorporated under the laws of France, and Institut de Recherches Internationales Servier, a company duly organized and existing under the laws of France (individually and collectively, “Servier”) for the development, manufacture and commercialization of products using the Company’s fully human immuno-oncology anti-PD-1mAb STI-A1110 and will provide support for Sevier’s initial development efforts. Pursuant to the financial terms of the agreement, the Company received a non-refundable up-front payment of $27.4 million in July of 2016, which had been recorded as deferred revenue in the Company’s consolidated balance sheet and could potentially also have received various payments based on commercial sales milestones related to annual sales levels.  The Company deferred the upfront payment and recognized the upfront payment over the expected period of performance of three years.  Effective November 6, 2017, the Servier License Agreement was terminated based on mutually agreed upon terms pursuant to the Servier License Agreement. As a result, the remaining unrecognized revenue of approximately $16.7 million associated with license fees under the Servier License Agreement was recognized and reflected in the Company’s fourth quarter 2017 results. During the twelve months ended December 31, 2017, the Company recognized $23.6 million in license fee revenue pursuant to the agreement.
License Agreement with Mabtech Limited
In August 2015, the Company entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, the Company will develop and market these four, late-stage clinical biosimilar or biobetter antibodies based on Erbitux®, Remicade®, Xolair® and Simulect® for the North American, European and Japanese markets. The Company made an initial license payment of $10.0 million and in February 2016, paid an additional $10.0 million license payment, both of which were recognized as acquired in-process research and development expense in the consolidated statements of operations as the Company determined there was no alternative future use for the license.
In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the consolidated statements of operations, in exchange for the purchase by Mabtech Limited in June 2016, of $10.0 million of Common Stock and warrants.

In December 2017, the Company agreed to accelerate and pay $25.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the consolidated statements of operations. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019. The Company is not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of December 31, 2017.
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with Roger Williams Medical Center to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, Roger Williams Medical Center will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted Roger Williams Medical Center $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During each of the quarters ended December 31, 2017 and 2016, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement. During the twelve months ended December 31, 2017 and 2016, the Company recognized approximately $679 thousand and $453 thousand in pre-clinical research and development expense pursuant to the agreement, respectively.
License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5)% to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of December 31, 2017, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue.  Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus (“Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved, (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0 thousand, $106 thousand and $123 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.

NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus (“S. aureus” or “Staph”) infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. The Staph Grant III Award was not extended beyond June 30, 2017 and the remaining amounts for the award have been recorded as of December 31, 2017. During each of the quarters ended December 31, 2017 and 2016, the Company recorded $0 and $107 thousand of revenue associated with the Staph Grant III Award, respectively. During the twelve months ended December 31, 2017 and 2016, the Company recorded $206 thousand and $699 thousand of revenue associated with the Staph Grant III Award, respectively.
Termination of Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.
On August 15, 2016, the Company's subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla”) and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Semnur. On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately. The Company paid $6.9 million associated with the development activities since the inception of the Semnur Binding Term Sheet through December 31, 2017.

12. Loan and Security Agreement and Convertible Notes

In September 2013, the Company entered into a $5.0 million loan and security agreement with two banks pursuant to which: (i) the lenders provided the Company a term loan which was funded at closing, (ii) the Company repaid its then outstanding equipment loan balance of $762 thousand, and (iii) the lenders received a warrant to purchase an aggregate 31,250 shares of the Company’s common stock at an exercise price of $8.00 per share exercisable for seven years from the date of issuance. The value of the warrants, totaling $215 thousand, was recorded as debt discount and additional paid-in capital.
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
Loan and Security Agreement with Hercules Capital, Inc.
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
The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and significant limitations on dividends, indebtedness, liens (including a negative pledge on intellectual property and other assets), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. Additionally, the Loan Agreement contains covenants requiring the Borrowers (i) to achieve certain fundraising requirements by certain dates and (ii) to maintain $20.0 million of unrestricted cash prior to achieving its corporate and fundraising milestones. The Company's public offering for net proceeds of $43.1 million satisfied the fundraising requirements and fundraising milestone.
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
On December 21, 2017, the Company paid off all obligations owing under, and terminated, the Loan Agreement. The secured interests under the Terminated Loan Agreement were terminated in connection with the Company’s discharge of indebtedness thereunder.
In connection with the Loan Agreement, the Company issued Hercules a warrant, dated November 23, 2016 (the “Hercules Warrant”), to purchase up to 460,123 shares of Common Stock, at an initial exercise price of $4.89, subject to adjustment as provided in the Hercules Warrant. The Hercules Warrant is initially exercisable for 306,748 shares of common stock of the Company, and may automatically become exercisable for additional shares of common stock on such dates (if any) based upon the funding amounts of Tranche II or Tranche III of the Term Loan that may be extended to the Borrowers. The Hercules Warrant will terminate, if not earlier exercised, on the earlier of November 23, 2023 and the closing of certain merger or other transactions in which the consideration is cash, stock of a publicly-traded acquirer or a combination thereof.
In connection with the extinguishment of the Loan Agreement on December 21, 2017, a loss of $4.3 million on the extinguishment of debt was recorded representing the difference between the reacquisition price of debt and the net carrying amount of the loan as of December 21, 2017.
Securities Purchase Agreement in Private Placement
On December 11, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement” or “Note SPA”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, on December 21, 2017, the Company issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the Maturity Date, each Purchaser shall have the option to convert any portion of the outstanding principal amount of such Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser's Note into shares of Common Stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a Purchaser elects to convert any of the principal amount of their Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.

Each Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.

See Note 3 for discussion of the Company’s policies for accounting for debt with detachable warrants. In connection with the issuance of the Notes and Warrants, the Company recorded a debt discount of approximately $44.8 million based on an allocation of proceeds to the Warrants of approximately $12.7 million and a beneficial conversion feature of approximately $32.1 million, before issuance costs. The Company accounts for the debt at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes.

The fair value of the Notes was estimated using a valuation model with Level 2 inputs including the stock price volatility, risk-free interest rate, and debt yield. As of December 31, 2017, the estimated fair value of the Notes was approximately $89.5 million, compared to the carrying value of $5.2 million, as a result of unamortized debt discount. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Notes.

Convertible debt and unamortized discount balances are as follows (in thousands):

Principal amount	$50,000
Debt discount - warrant	(12,669)
Debt discount - beneficial conversion feature	(32,062)
Capitalized debt issuance costs	(84)
Accretion of debt issuance costs and other	—
Accretion of debt discount	26
Balance at December 31, 2017	$5,211

Future minimum payments under the convertible notes agreement are as follows (in thousands):

Year Ending December 31,
2018	$2,366
2019	2,500
2020	2,500
2021	2,500
2022	2,500
2023	50,134
Total future minimum payments	62,500
Unpaid interest	(12,500)
Unamortized debt discount	(44,705)
Unamortized capitalized debt issuance costs	(84)
Total minimum payment	$5,211
Current portion	—
Long-term debt	$5,211

13. Stockholders’ Equity

2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan (the “2009 Plan”), the Company’s board of directors approved the reservation and issuance of 8,000 nonstatutory stock options to the Company’s non-employee directors. The outstanding options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to 10 years from the grant date. No further shares may be granted under this plan and, as of December 31, 2017, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.

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
The following table summarizes stock option activity as of December 31, 2017, 2016 and 2015, and the changes for the years then ended (in thousands, except for share amounts):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,231,800	$6.34	$8,323
Options Granted	1,378,600	$12.03
Options Canceled	(376,072)	$6.84
Options Exercised	(276,712)	$6.14
Outstanding at December 31, 2015	2,957,616	$8.95	$4,506
Options Granted	2,034,050	$6.34
Options Canceled	(544,098)	$8.77
Options Exercised	(114,692)	$4.71
Outstanding at December 31, 2016	4,332,876	$7.86	$427
Options Granted	3,200,100	$1.83
Options Canceled	(1,189,576)	$8.41
Options Exercised	—	$—
Outstanding at December 31, 2017	6,343,400	$4.74	$6,290

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 were $0, $194 thousand and $2,411 thousand, respectively.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2017	2016	2015
Weighted-average grant date fair value	$1.28	$5.86	$12.03
Dividend yield	—	—	—
Volatility	81%	75%	75%
Risk-free interest rate	1.92%	1.49%	1.67%
Expected life of options	6.1 years	6.1 years	6.1 years

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
The total employee and director stock-based compensation recorded as operating expenses was $4,423 thousand, $4,354 thousand and $5,198 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2017 was $7,717 thousand and the weighted average period over which these grants are expected to vest is 2.9 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $228 thousand, $198 thousand, and $1,481 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at December 31, 2017:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	12,121,210
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	10,782,096
Issuable under BDL acquisition agreement	309,916
Issuable under Scilex acquisition agreement	1,381,346
Issuable under Virttu acquisition agreement	3,603,604
Issuable under assignment agreement based upon achievement of certain milestones	80,000
32,990,232

2017 Stock Option Plan
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Stock Option Plan, reserved 4.0 million shares of Scilex common stock and awarded 1.0 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of December 31, 2017, 0.8 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan and reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2017, 1.6 million shares were canceled. As of December 31, 2017, 1.4 million options were outstanding.
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
In May 2015, the Company’s subsidiary, LA Cell, adopted the LA Cell 2015 Stock Option Plan and reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2017, 1.5 million shares were canceled. As of December 31, 2017, 0.6 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp., (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2017, 1.6 million shares were canceled. As of December 31, 2017, 0.1 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan and reserved 10.0 million shares of Scintilla class A common stock and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2017, 0.8 million shares were canceled. As of December 31, 2017, 0.1 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan and reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. As of December 31, 2017, 1.3 million shares were canceled. As of December 31, 2017, 75 thousand options were outstanding.
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

On August 29, 2017, the options and warrants were canceled in accordance with the terms of a settlement agreement and, as a result, unrecognized compensation expense of $281 thousand associated with these previously issued shares was accelerated and recognized upon cancellation.
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the year ended December 31, 2017 and 2016 was $0 and $166 thousand, respectively.  Total unrecognized stock-based compensation expense related to unvested director stock option and warrant grants for these entities as of December 31, 2017 was $0, and the weighted-average period over which these grants are expected to vest is approximately 3.5 years.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the year ended December 31, 2017 and 2016 was $156 thousand and $189 thousand, respectively.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants were as follows: expected dividend yield – 0%, risk-free interest rate – 1.39% to 2.24%, expected volatility – 76% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and will have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 135,000 shares were canceled. As of December 31, 2017, 88,000 options were outstanding.
The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for the years ended December 31, 2017 and 2016 was $0 and $0, respectively. No unrecognized stock-based compensation expense remains related to stock option grants as of December 31, 2017.

14. Derivative Liability

On October 13, 2015, the Company wrote a call option to Cambridge, on up to 2.0 million shares of NantKwest common stock held by the Company (the “Option Agreement”).  As of December 31, 2015, the Company held approximately 5.6 million shares of common stock of NantKwest, par value $0.0001 per share, which was classified as available-for-sale and reported in its consolidated financial statements as marketable securities.  The Option Agreement gave Cambridge the right to purchase up to 2.0 million shares at a price of $15.295 per share from time to time in the first quarter of 2016.  There was no contractual option premium associated with this Option Agreement.  The Option Agreement was a derivative as defined in ASC Topic 815 and was recognized at fair value every reporting period the Option Agreement is in effect, with changes in fair value recognized in current operations.  For the year ended December 31, 2015, the Company recorded a loss of $3.4 million on the derivative liability.  As of December 31, 2015, a derivative liability of $5.5 million was recorded on the Company’s consolidated balance sheets.  The fair value of the Company’s derivative liability at December 31, 2015 was a Level 3 measurement.
The call option expired unexercised on March 31, 2016 and the Company recorded a gain of $5.5 million upon the cancellation of the derivative liability.
As of December 31, 2017, no derivative liability was recorded on the Company’s consolidated balance sheets.

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
Derivative Action Litigation
On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware (the "Court") against each of the members of the Henry Ji, William S. Marth, Kim D. Janda, Jaisim Shah, David H. Deming, and Douglas Ebersole (the “Prior Board”); George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Prior Board; (2) breach of fiduciary duty with respect to the Company’s prior announcement that it had entered into a voting agreement with Yuhan Corporation in connection with a transaction through which it purchased $10 million of shares of our common stock and warrants (the “Williams Action”). On November 14, 2016, the Company filed motions to dismiss or in the alternative stay the Williams Action. George Ng and Jeffrey Su were dismissed as defendants by plaintiff during the briefing on the motions. The Court denied the motions on June 28, 2017.
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell, Inc. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees in the amount of $5 million have been submitted to the Court for approval. The Court has set a hearing on the request for approval of the settlement for April 3, 2018 and the Company has caused notice to be provided concerning the settlement and settlement hearing. Objections to the settlement or the requested award of attorneys’ fees were due no later than March 5, 2018. The Company has objected to the amount of fees being requested by plaintiff’s counsel and has suggested that a fee award of $850,000 would be appropriate. As a result, the Company recorded its best estimate of the potential liability associated with the legal proceeding which the Company expects to be covered by insurance.
If the Court approves the settlement, this case will be dismissed with prejudice. The settlement consists of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. Accordingly, the Company does not anticipate any monetary loss with respect to the Williams Action other than for potential payment of the amount of fees and costs that may be awarded to plaintiff’s counsel by the Court. With respect to such fees as may be awarded, the Company believes that all such amounts should be covered by the Company’s director and officer insurance policies.
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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the case. Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. In addition, the possibility exists that Immunomedics could attempt to file suit against the Company and/or TNK in a different jurisdiction. The Immunomedics Action remains pending in the District of New Jersey against defendants Roger Williams Medical Center, Dr. Junghans, and Dr. Katz. A trial date has not yet been set. The Company believes that the Immunomedics Action is without merit, and will vigorously defend itself against this and any further actions. However, should Immunomedics prevail against the Company, Roger Williams Medical Center or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Annual Report on Form 10-K.
Operating Leases
The Company currently leases in San Diego, California approximately 43,000 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 1,405 square feet of office space at a third location.  The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third office space, expire in December 2026, November 2025 and September 2020, respectively.  The Company leases an additional 1,405 square feet of office space in California and an additional 2,734 square feet in Pennsylvania. The Company also leases 25,381 square feet of office and laboratory space in Suzhou, China, which lease expires in June 30, 2019. The Company leases 2,312 square feet of office, laboratory, and storage space in Scotland, which lease expires in March 2021.
Additionally, the Company entered into a new lease in San Diego, California for approximately 76,700 square feet of additional corporate office and laboratory space as well as approximately 36,400 square feet for offices, facilities for cGMP fill and finish and storage space. The lease began in February of 2017 and expires in December 2020.
For all leased properties the Company has provided a total security deposit of $1,482 thousand to secure its obligations under the various leases, which has been included in prepaid and other assets.
Minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31 (in thousands):

2018	$5,304
2019	5,287
2020	5,315
2021	4,949
2022	5,004
Thereafter	15,399
$41,258
Rental expense paid for the years ended December 31, 2017, 2016 and 2015 under the above leases totaled $3,237 thousand, $2,054 thousand and $1,630 thousand, respectively.

1Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. In addition, the possibility exists that Immunomedics could attempt to file suit against the Company and/or TNK in a different jurisdiction.

16. Income Taxes
The components of the provision expense (benefit) were as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Current:
Federal	$(366)	$(1,785)	$2,500
State	14	(600)	621
Foreign	30	—	—
	(322)	(2,385)	3,121
Deferred:
Federal	(33,178)	3,554	32,378
State	(2,538)	(2,065)	815
	$(35,716)	$1,489	$33,193

Totals	$(36,038)	$(896)	$36,314

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets:
Amortization of intangibles	$21,862	$32,032
Deferred revenue	34,754	44,754
Tax credit carryforwards	10,160	5,693
Net operating loss carryforwards	21,172	6,237
Stock based compensation	1,743	3,898
Accrued expenses and other	1,877	1,558
Total deferred tax assets	91,568	94,172
Less valuation allowance	(43,405)	(81,039)
Total deferred tax assets	48,163	13,133
Deferred tax liabilities:
Amortization of intangibles	(15,225)	(25,433)
Depreciation	(757)	(1,530)
Investment in common stock	(47,716)	(39,408)
Total deferred tax liabilities	(63,698)	(66,371)

Net deferred tax assets / liabilities	$(15,535)	$(53,238)
The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31 (in thousands):

	2017	2016
Income tax expense (benefit) at federal statutory rate	$(8,725)	$(23,357)
State, net of federal tax benefit	(834)	(1,522)
Other permanent differences	1,290	2,882
Incentive stock compensation	1,025	767
Transaction costs	408	—
Other	715	120
Return to provision adjustment	(42)	(16)
Acquired in-process research and development	71	(2,360)
Change in Federal rate	10,006	—
Change in State rate	810	(172)
Research tax credits	(4,051)	(2,318)
Uncertain tax positions	1,027	(1,836)
Prior year true-ups and carrybacks	(1,095)	4,133
Stock compensation true-up	1,788	—
Change in valuation allowance	(38,431)	22,783
Income tax provision	$(36,038)	$(896)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $43.4 million against its deferred tax assets as of December 31, 2017. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31, 2017, the Company had net operating loss carryforward of approximately $72.5 million and $55.9 million for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2034 for federal income tax purposes and 2029 to 2037 for state income tax purposes. The Company also has research and development and orphan drug credits of approximately $8.9 million and $4.3 million for federal and state income taxes purposes, respectively. The federal credits may be used to offset future tax and will begin to expire in varying amounts in 2029 to 2037. The state credits may be used to offset future tax, such credits carryforward indefinitely.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. The Company has undergone an ownership change in a prior year. For the year ended December 31, 2017, there was no impact of such limitations on the income tax provision. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

The Company is subject to taxation in the U.S. and California jurisdictions and potentially, foreign jurisdictions outside the U.S., in conjunction with its transactions and activities. Currently, years ending December 31, 2015 and 2016 are under examination by a state tax authority. The Company’s tax years starting in December 31, 2007 through December 31, 2017 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of utilized net operating losses and research and development credits.

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

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows (in thousands):

Amount
Unrecognized tax benefits balance at December 31, 2016	$2,389
Increase related to current year tax positions	1,436
Increase related to prior year tax positions	58
Settlements	—
Lapse in statute of limitations	—
Unrecognized tax benefits balance at December 31, 2017	$3,883

Included in the balance of unrecognized tax benefits at December 31, 2017, are $90 thousand that, if recognized, would affect the effective tax rate.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  No interest has been recognized as of and for the period ended December 31, 2017.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2017.

U.S. Tax Reform

The Tax Cut and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, as well as making several other significant changes to the tax law, effective January 1, 2018. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Act, the Company has not finalized the accounting for the income tax effects of the Tax Act. This includes the provisional amounts recorded related to the re-measurement of the deferred taxes and the change to our valuation allowance. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company's calculation, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

The Company's accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and therefore, has recorded provisional amounts as follows:

Revaluation of Deferred Tax Assets and Liabilities

We have remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% plus state and local tax. The Company recorded a provisional decrease related to our deferred tax assets and liabilities of $10.0 million as a result of the tax rate decrease, with a corresponding adjustment to tax expense for the year ended December 31, 2017.

Valuation Allowances

The Company must assess whether its valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. The Company's decrease in its valuation allowance by $38.4 million was substantially attributable to the Tax Act and its effects on our deferred tax assets.

17. Related Party Agreements and Other
During the year ended December 31, 2015, the Company entered into a joint venture called Immunotherapy NANTibody, LLC, with NantCell, a subsidiary of NantWorks.  In July 2015, the Company contributed its portion of the initial joint funding of $40.0 million to the NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10.0 million upfront license payment and $100.0 million of vested NantCell common stock.

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
On November 8, 2016, the Company entered into the Scilex Purchase Agreement, pursuant to which the Company acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex, which remains a stand-alone company. Dr. Henry Ji, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and George K. Ng, the Company’s Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed. Dr. Henry Ji, the Company's Chairman of the Board, President and Chief Executive Officer, Jaisim Shah, a member of the Company’s Board of Directors and David Deming, a member of the Company’s Board of Directors, were previously appointed as members of the board of directors of Celularity.

18. 401(k) Plan
The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $658 thousand, $424 thousand and $237 thousand, for the years ended December 31, 2017, 2016 and 2015, respectively.

19. Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly data for the years presented, in thousands, except per share data.

	Quarter Ended	Quarter Ended		Quarter Ended	Quarter Ended	Year Ended
2017	December 31,	September 30,		June 30,	March 31,	December 31,
Revenues	$20,407	$121,910	[1]	$4,665	$4,874	$151,856
Operating costs and expenses	$55,205	$24,993		$18,123	$28,200	$126,521
Net income (loss) attributable to Sorrento	$48,444	$(2,061)		$(14,187)	$(23,064)	$9,132
Net income (loss) per share - basic	$0.60	$(0.03)		$(0.20)	$(0.45)	$0.13
Net income (loss) per share - diluted	$0.58	$(0.03)		$(0.20)	$(0.45)	$0.13
Weighted-average shares - basic	80,486	76,887		70,302	50,886	69,742
Weighted-average shares - diluted	82,996	76,888		70,302	50,886	70,381
	Quarter Ended	Quarter Ended		Quarter Ended	Quarter Ended	Year Ended
2016	December 31,	September 30,		June 30,	March 31,	December 31,
Revenues	$4,019	$2,243		$902	$988	$8,152
Operating costs and expenses	$21,823	$14,491		$45,613	$23,002	$104,929
Net income (loss) attributable to Sorrento	$(17,859)	$15,891		$(43,305)	$(15,650)	$(60,923)
Net income (loss) per share - basic and diluted	$(0.30)	$0.24		$(0.93)	$(0.41)	$(1.21)
Weighted-average shares - basic	58,634	66,193		46,498	37,965	50,360
Weighted-average shares - diluted	58,634	66,527		46,498	37,965	50,360
 1Quarter-over-quarter increase primarily due to revenue recognized from the intangibles transferred to Celularity as a result of closing the Contribution Agreement in 2017.

The quarters ended March 31, 2016, June 30, 2016, and September 30, 2016 have been restated to correct the effects of an immaterial error in the interim periods related to the re-measurement of acquisition consideration payable.

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

As a result of the restatement, an adjustment of $1.7 million to gain on contingent liabilities and $0.1 million of research and development expenses have been reflected in operating costs and expenses in the above table for the three months ended June 30, 2016.  As a result of the adjustment, operating costs and expenses decreased from $47.3 million to $45.6 million, Net loss decreased from $44.9 million to $43.3 million, and net loss per share decreased from ($0.97) to ($0.93) for the quarter ended June 30, 2016. The financial results for the six months ended June 30, 2016 reflect the impact of the adjustment, which resulted in a decrease in operating costs and expenses from $73.0 million to $68.6 million, a decrease in net loss attributable to the Company from $63.3 million to $59.0 million, and a decrease in net loss per share from ($1.50) to ($1.40) for the six months ended June 30, 2016.

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

20. Earnings Per Share

For the years ended December 31, 2017, 2016, and 2015, basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net Income (Loss)	9,132	(60,923)	(45,811)
Net Income Adjusted for Tax-Effected Interest on Convertible Notes	(71)	—	—
Adjust Net Income	9,061	(60,923)	(45,811)

Denomiator for Basic Earnings Per Share	69,742	50,360	36,909
Effect of Dilutive Securities:
Stock Options	8	—	—
Convertible Notes	604	—	—
Convertible Notes - Warrants	27	—	—
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	70,381	50,360	36,909

Dilutive Earnings Per Share	$0.13	$(1.21)	$(1.24)

The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for years ended December 31, 2017, 2016, and 2015 were 6.3 million, 4.3 million, and 3.0 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for years ended December 31, 2017, 2016, and 2015 were 4.7 million, 7.7 million, and 2.0 million, respectively. Basic and diluted per share amounts are computed independently in the consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.

21. Subsequent Events

Regulatory Approval for ZTlido™ (lidocaine topical system 1.8%)
On February 28, 2018, the FDA approved ZTlido™ (lidocaine topical system) 1.8% for the relief of pain associated with post-herpetic neuralgia. Scilex is currently in preparations for a commercial launch of ZTlido™ (lidocaine topical system) 1.8% and exploring potential partnerships for the product. As a result of the FDA approval, pursuant to the Stock Purchase Agreement, dated November 8, 2016, among the Company and a majority of the stockholders of Scilex (the “Scilex Stockholders”), the Company became obligated to deliver to certain of the Scilex Stockholders cash and shares of Common Stock with a total value of approximately $38.2 million. In satisfaction of this obligation, the Company issued 1,381,346 shares of Common Stock to the Scilex Stockholders and paid the Scilex Stockholders an aggregate of $24.5 million in cash. The Company obtained a short-term loan from an unaffiliated third party to satisfy a portion of the cash payment to the Scilex Stockholders and repaid the loan obligation in full by March 16, 2018 by utilizing proceeds of equity issuances from the ATM Facility.