Form 10-K/A
period 2017-12-31
Sorrento Therapeutics, Inc.
filed 2018-04-26
CIK 850261

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
At April 16, 2018, the registrant had 91,028,089 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Annual Report”).
The Company is filing this Amendment solely for the purposes of: (1) including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K, and (2) filing Exhibit 10.28 hereto. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report, or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors, not later than 120 days after the end of the fiscal year covered by the Annual Report. As of the date of this Amendment, the Company does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment to include such omitted information as part of the Annual Report.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report and Part IV, Item 15 of the Annual Report (other than Schedule II thereto) are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.
Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the names, ages as of April 25, 2018, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	53	Chairman of the Board, President and Chief Executive Officer
David H. Deming	65	Director
Dorman Followwill	54	Director
Kim D. Janda, Ph.D.	60	Director
David Lemus	55	Director
Jaisim Shah	57	Director
Yue Alexander Wu, Ph.D.	54	Director
Henry Ji, Ph.D. co-founded and has served as a director of Sorrento Therapeutics, Inc. since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, as its President and Chief Executive Officer since September 2012 and as Chairman of the Board since August 2017. Dr. Ji also served as our Secretary from September 2009 to June 2011. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji previously served as a director of NantKwest, Inc. from December 2014 through November 25, 2015. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.
Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Strategene Corporation and brings more than 18 years of biotechnology and biopharmaceutical experience to his position on our Board. Dr. Ji’s extensive knowledge of the industry in which we operate, as well as his unique role in our day-to-day operations as our President and Chief Executive Officer, allows him to bring to our Board a broad understanding of the operational and strategic issues we face.
David H. Deming has served as a director of our Company since May 2015. Since March 2013, Mr. Deming has been a banker with TAG Healthcare Advisors, LLC, a boutique financial advisory firm serving the pharmaceutical, biotech and medical device industries. Mr. Deming started his career at J.P. Morgan in 1976 and was a managing director in charge of the Global Healthcare Investment Banking Group from 1991 to 2013. Mr. Deming is a director of Celularity, Inc., Cutanea Life Sciences, Inc. and IRX Therapeutics, Inc. From March 2016 to September 2017, Mr. Deming served on the board of directors of Albany Molecular Research, Inc.
We believe that Mr. Deming’s significant transactional and financial experience and relationships in the healthcare field qualify him to serve on our Board.
Dorman Followwill has served as a director of our Company since October 2017. Mr. Followwill has been Senior Partner, Transformational Health at Frost & Sullivan, a business consulting firm involved in market research and analysis, growth strategy consulting and corporate training across multiple industries, since 2016. Prior to that time, he served in various roles at Frost & Sullivan, including Partner on the Executive Committee managing the P&L of the business in Europe, Israel and Africa, and Partner overseeing the Healthcare and Life Sciences business in North America, since initially joining Frost & Sullivan to help found the Consulting practice in January 1988. Mr. Followwill has more than 30 years of organizational leadership and management consulting experience, having worked on hundreds of consulting projects across all major regions and across multiple industry sectors, each project focused around the strategic imperative of growth. He obtained his BA from Stanford University in The Management of Organizations in 1985.
We believe that Mr. Followwill’s extensive knowledge and understanding of the healthcare and life sciences industries qualify him to serve on our Board.
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
David Lemus has served as a director of our Company since October 2017. Mr. Lemus currently serves as a non-executive board member of BioHealth Innovation, Inc. Since November 2017, he has served as the Chief Operating Officer and Chief Financial Officer of Proteros biosciences GmbH, a privately held biotechnology company focused on structural biology. Previously, from January 2016 to May 2017, he served as Interim Chief Financial Officer and Chief Operating Officer of Medigene AG, a publicly-listed German biotechnology company focused on the research and development of T-Cell-Receptor based immunotherapies. Prior to that time, at Sigma Tau Pharmaceuticals, Inc., he served as Chief Executive Officer from January 2013 to July 2015, as Chief Operating Officer from March 2012 to December 2012, and as V.P. Finance from July 2011 to February 2012. Previous to this, Mr. Lemus served as Chief Financial Officer and Executive V.P. of MorphoSys AG from January 1998 to May 2011. Prior to his role at MorphoSys AG, he held various positions, including Operations Manager and Controller (Pharma International Division) and Global IT Project Manager (Pharma Division) at Hoffman La Roche, Group Treasurer of Lindt & Spruengli AG and Treasury Consultant for Electrolux AB. Mr. Lemus received an M.S. from the Massachusetts Institute of Technology Sloan School of Management in 1988 and a B.S. in Accounting from the University of Maryland in 1984. Mr. Lemus is also a certified public accountant licensed in the State of Maryland.
We believe that Mr. Lemus’ extensive accounting and financial background and business experience in the life sciences industry qualify him to serve on our Board.
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
Yue Alexander Wu, Ph.D. has served as a director of our Company since August 2016. Dr. Wu is currently an advisor to Crown Bioscience International. He was previously President, Chief Executive Officer and Chief Scientific Officer of Crown Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006, until 2017. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a banker with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. since June 2013. Dr. Wu received his Ph.D. in Molecular Cell Biology and his MBA from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China.
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
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Messrs. Deming and Lemus and Dr. Wu. Mr. Deming serves as the Chairperson of the Audit Committee.
Our Board has determined that Mr. Deming is an audit committee financial expert, as defined under applicable SEC rules, and that Messrs. Deming and Lemus and Dr. Wu meet the background and financial sophistication requirements under the rules of The Nasdaq Stock Market LLC. In making these determinations, the Board made a qualitative assessment of each of Messrs. Deming’s and Lemus’ and Dr. Wu’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Board Independence” in Item 13 below is incorporated herein by reference.
Director Nominations
No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders that was filed with the SEC on June 26, 2017.
Executive Officers
The names of our executive officers and their ages as of April 25, 2018, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	53	Chairman of the Board, President and Chief Executive Officer
George K. Ng	44	Executive Vice President, Chief Administrative Officer & Chief Legal Officer
Jerome Zeldis, M.D., Ph.D.	68	Chief Medical Officer and President of Clinical Development
Jiong Shao	49	Executive Vice President and Chief Financial Officer

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
Jerome Zeldis, M.D., Ph.D. Jerome Zeldis, M.D., Ph.D. has been our Chief Medical Officer and President of Clinical Development since August 2016. Dr. Zeldis joined Sorrento after a nearly 20-year career at Celgene during which he was instrumental in growing Celgene into one of the leading global biopharmaceutical companies. Dr. Zeldis has also served as Chief Medical Officer of Celularity, Inc. since 2017. Prior to joining us, Dr. Zeldis held the position of Chief Executive Officer of Celgene Global Health and Chief Medical Officer of Celgene. In that capacity, Dr. Zeldis oversaw clinical trials using Celgene’s molecules. Prior to Celgene, Dr. Zeldis was the Associate Director of Clinical Research at Sandoz Research Institute and the Director of Medical Development at Janssen Pharmaceutical Research Institute. Dr. Zeldis received his medical training in Internal Medicine at the UCLA Center for the Health Sciences and was a clinical and research fellow in gastroenterology at Massachusetts General Hospital and Harvard Medical School. Additionally, he served as an Assistant Professor of Medicine at Harvard Medical School, an Associate Professor of Medicine at the University of California, a Clinical Associate Professor of Medicine at Cornell Medical School, and a Professor of Clinical Medicine at the Robert Wood Johnson Medical School in New Brunswick, NJ. Dr. Zeldis holds BA and MS degrees from Brown University, and M.Phil., M.D., and Ph.D. degrees from Yale University. Dr. Zeldis has published 122 peer-reviewed articles and is a named inventor on 43 US patents. He currently serves as Chairman of the board of Alliqua, Semorex, and Trek Therapeutics, Vice Chairman of MetaStat and serves on the boards of Kalytera Therapeutics, BioSig Technologies, IR Biosciences Holdings, PTC Therapeutics and Soligenix.
Jiong Shao. Jiong Shao has been our Executive Vice President and Chief Financial Officer since March 2018. Prior to joining us, Mr. Shao was Managing Director, Head of U.S. Office, at CEC Capital, a financial advisory and investment firm. From 2015 to May 2017, Mr. Shao served as Managing Director, Head of China TMT Investment Banking at Deutsche Bank in Hong Kong. Prior to that time, from 2010 through 2015, he held various Managing Director positions at Macquarie Capital. From 2008 to 2010, Mr. Shao served as Executive Director, Asia Regional Head of Industrials Research, followed by Executive Director, Head of China-based Equity Research at Nomura International. He holds a Bachelor of Engineering from Shanghai Jiaotong University and a Masters of Business Administration from Fuqua School of Business, Duke University. Mr. Shao is a Chartered Financial Analyst.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes of ownership of common stock and our other equity securities. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our directors, officers and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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
Role of Compensation Consultant
The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2017, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.
In 2017, Compensia undertook the following projects for the Compensation Committee:

•	February 2017 - Evaluated the Company’s severance and change in control arrangements for the Chief Executive Officer against a comparator group of similar life sciences companies;

•	June 2017 - Prepared an analysis of a potential request for an increase in the number of shares authorized for issuance under the Company’s 2009 Stock Incentive Plan;

•	September 2017 - Evaluated the compensation arrangements for the Company’s executive officers against a comparator group of similar life sciences companies and its own proprietary data; and

•	September 2017 - Evaluated the compensation arrangements for the members of the Company’s Board of Directors against a comparator group of similar life sciences companies and its own proprietary data.
With respect to the equity awards granted to our executives in September 2017, the comparator group of life sciences companies consisted of the following companies, which were determined to: (i) generally have similar revenues as us; (ii) generally have similar market capitalization as us, (iii) generally have similar operating income as us, and (iv) generally have the same number of employees as us:

Advaxis, Inc.	Fortress Biotech, Inc.

Audentes Therapeutics, Inc.	Iovance Biotherapeutics, Inc.

Cara Therapeutics, Inc.	Kura Oncology, Inc.

Cynapsus Therapeutics	Loxo Oncology, Inc.

CytomX Therapeutics, Inc.	TRACON Pharmaceuticals, Inc.

CytRx Corporation	Trevena, Inc.

Flex Pharma, Inc.	ZIOPHARM Oncology, Inc.

Flexion Therapeutics, Inc.

In 2017, Compensia reviewed and advised the Compensation Committee on the matters described above.
In setting 2017 compensation, the Compensation Committee reviewed the competitive market analysis provided by Compensia and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.
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
Effective August 12, 2016, the Compensation Committee set Dr. Ji’s annual base salary at $550,000. On November 11, 2016, the Company and Dr. Ji agreed to rescind 200,000 of the shares subject to an option to purchase 500,000 shares of common stock granted to Dr. Ji on August 12, 2016. In connection with the rescission of the 200,000 shares subject to the option, the Compensation Committee determined: (a) to increase Dr. Ji’s base salary to $600,000 with retroactive effective to January 1, 2016, and (b) to award Dr. Ji a one-time $200,000 cash bonus. There were no changes to Dr. Ji’s base salary during 2017.
Mr. Ferrigno, our former Chief Accounting Officer (and former principal financial officer), was paid an annual base salary of $225,000 pursuant to an offer letter dated November 1, 2016. Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated effective March 23, 2018.
Effective August 12, 2016, the base salary of Mr. Herde, our former Executive Vice President and Chief Financial Officer, was increased from $300,000 to $330,000. Mr. Herde’s employment with the Company terminated on May 15, 2017.
Mr. Ng, our Executive Vice President, Chief Administrative Officer and Chief Legal Officer, is a party to an employment agreement with us dated December 8, 2014 pursuant to which we pay him an annual base salary of $450,000. There were no changes to Mr. Ng’s base salary during 2017.
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

2017 Bonuses
Under the terms of our employment agreement with Dr. Ji, Dr. Ji’s target annual bonus is equal to 55% of his annual salary. Our employment agreement with Mr. Ng provides that Mr. Ng’s target annual bonus is equal to 35% of his annual salary. Our offer letter with Dr. Zeldis provides that Dr. Zeldis’ annual target bonus is equal to 40% of his annual salary. Our offer letter with Mr. Ferrigno provides that Mr. Ferrigno’s annual target bonus was equal to 25% of his annual salary.
As of this date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2017. We expect the Compensation Committee to assess 2017 performance and determine the 2017 annual bonus awards for our executive officers by August 2018. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2017 annual bonus amounts within four business days after the Compensation Committee has assessed 2017 performance and determined the 2017 annual bonus awards for our named executive officers.
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
The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest over: (i) a four-year period with 25% vesting on each anniversary of the grant date, or (ii) a four-year period with 1/4 of the shares vesting on the first anniversary of the applicable vesting commencement date, and 1/48 of the shares vesting thereafter on a monthly basis. All equity awards to our employees, including named executive officers, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of common stock on the grant date.
In September 2017, the Compensation Committee decided to grant long-term equity based incentives in the form of options to purchase shares of common stock to our then-current named executive officers. The Compensation Committee considered the competitive market analysis provided by Compensia and other data in determining the number of options granted to our named executive officers in September 2017. It is our view that option based awards best align with the interest of our stockholders. The equity awards granted to our named executive officers in 2017 are set forth in the 2017 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2017 table contained herein.
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
Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market and local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.
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
Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers
We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2015 annual meeting of stockholders, held on June 4, 2015, our stockholders approved the compensation of our named executive officers on an advisory basis. We will consider the outcome of the Say-on-Pay Vote during the 2018 Annual Meeting and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.
Effect of Accounting and Tax Treatment on Compensation Decisions
In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.
Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year. For tax years ending prior to December 31, 2017, compensation in excess of $1 million could only be deducted if it was “performance-based compensation” within the meaning of Section 162(m) of the Code or qualified for one of the other exemptions from the deduction limit. The exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers (which now also includes our Chief Financial Officer) in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee will continue to assess the applicability of Section 162(m) of the Code on our compensation practices and determine what further action, if any, is appropriate.
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
SUMMARY COMPENSATION TABLE
The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer at any time during fiscal year 2017, each person who served as our principal financial officer at any time during fiscal year 2017 and all other persons serving as our executive officers as of the end of fiscal year 2017 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Henry Ji, Ph.D.	2017	600,000	*	(2)	945,000	—		1,545,000
Chairman of the Board, Chief	2016	600,000	200,000		1,669,000	—		2,469,000
Executive Officer and President	2015	500,000	575,000		1,968,800	—		3,043,800
Dean Ferrigno, Former Chief Accounting Officer(3)	2017	225,000	*	(2)	133,905	—		358,905
Kevin Herde	2017	143,899	100,000	(5)	—	65,000	(6)	308,899
Former EVP and Chief Financial Officer(4)	2016	233,977	—		557,700	—		791,677
George K. Ng	2017	450,000	*	(2)	189,000	48,544	(8)	687,544
EVP and Chief Administrative	2016	450,000	—		581,800	101,491		1,133,291
Officer and Chief Legal Officer(7)	2015	306,875	468,699		19,600	—		795,174
Jerome Zeldis, M.D., Ph.D.	2017	275,011	*	(2)	189,000	—		464,011
Chief Medical Officer and President of Clinical Development(9)	2016	103,128	41,250		858,000	—		1,002,378

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

(2)
Does not include for 2017 the amount of any annual bonuses that may be awarded to our named executive officers as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2017. See “-Elements of Compensation-Variable Pay-2017 Bonuses” above for a discussion of the target bonus amounts for each named executive officer for fiscal year 2017. We expect the Compensation Committee to assess 2017 performance and determine the 2017 annual bonus awards for our executive officers by August 2018. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2017 annual bonus amounts within four business days after the Compensation Committee has assessed 2017 performance and determined the 2017 annual bonus awards for our named executive officers.

(3)	Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(4)	Mr. Herde’s employment with us terminated on May 15, 2017.

(5)	Consists of a one-time cash performance bonus to Mr. Herde.

(6)
Represents amounts paid to Mr. Herde pursuant to a consulting agreement entered into with Mr. Herde following the termination of his employment with the Company for services rendered from May 15, 2017 to December 31, 2017.

(7)	Mr. Ng’s employment with the Company commenced in April 2015.

(8)	Consists of $29,970 for a housing allowance and a tax gross-up in the amount of $18,574 related thereto.

(9)	Dr. Zeldis’ employment with us commenced in August 2016.

PAY RATIO DISCLOSURE
As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2017. We expect the Compensation Committee to assess 2017 performance and determine the 2017 annual bonus award and actual total compensation for our Chief Executive Officer by August 2018. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2017 performance and determined the 2017 annual bonus awards and actual total compensation for our Chief Executive Officer.
GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2017
The following table shows for fiscal year 2017, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer(1)	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price Per Share ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
Henry Ji, Ph.D.	9/14/2017	750,000		$1.80	$945,000
Dean Ferrigno(3)	6/26/2017	75,000	(4)	$1.91	$102,405
	9/14/2017	25,000		$1.80	$31,500
George K. Ng	9/14/2017	150,000		$1.80	$189,000
Jerome Zeldis, M.D., Ph.D.	9/14/2017	150,000		$1.80	$189,000

(1)	Mr. Herde was not granted any plan-based awards in Fiscal Year 2017 and therefore is not included in this table.

(2)
The amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amounts are described in Note 13 to our financial statements included in this Annual Report on Form 10-K. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(3)	Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(4)	Represents options granted by Scilex Pharmaceuticals Inc.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2017. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2017.

.

	Option Award
Name(1)	Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date
Henry Ji, Ph.D.	2/16/2010		6,000	-	$1.75	2/15/2020
	2/6/2012		10,000	-	$4.00	2/6/2022
	10/29/2013	(3)	101,000	—	$8.40	10/29/2023
	10/7/2014	(3)	82,013	17,987	$4.32	10/7/2024
	2/24/2015	(3)	57,833	22,167	$12.78	2/24/2025
	2/24/2015		57,833	22,167	$12.78	2/24/2025
	3/11/2016	(3)	45,833	54,167	$5.79	3/11/2026
	8/12/2016	(3)	105,416	194,584	$6.52	8/12/2026
	9/14/2017	(3)	-	750,000	$1.80	9/14/2027
Dean Ferrigno(4)	6/26/2017	(3)(5)	20,312	54,688	$1.91	6/26/2027
	9/14/2017	(3)	-	25,000	$1.80	9/14/2027
George K. Ng	12/18/2014	(3)	92,416	27,584	$8.16	12/18/2024
	10/30/2015	(6)(7)	104,167	45,833	$0.01	10/30/2025
	10/30/2015	(8)(3)	65,625	34,375	$0.01	10/30/2025
	5/11/2015	(9)(7)	229,167	70,833	$0.01	5/11/2025
	5/11/2015	(10)(7)	229,167	70,833	$0.01	5/11/2025
	10/30/2015	(11)(12)	77,083	22,917	$0.25	10/30/2025
	3/11/2016	(3)	18,333	21,667	$5.79	3/11/2026
	8/12/2016	(3)	35,138	64,862	$6.52	8/12/2026
	9/14/2017	(3)	-	150,000	$1.80	9/14/2027
Jerome Zeldis, M.D., Ph.D.	8/12/2016	(3)	70,277	129,723	$6.52	8/12/2026
	9/14/2017	(3)	-	150,000	$1.80	9/14/2027

(1)	Mr. Herde’s employment with us terminated on May 15, 2017. He did not hold any equity awards as of December 31, 2017.

(2)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.

(3)
All of the options vest and become exercisable over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.

(4)	Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(5)	Represents options granted by Scilex Pharmaceuticals Inc.

(6)	Represents options granted by Scintilla Pharmaceuticals, Inc.

(7)	1/3 of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.
(8) Represents options granted by Sorrento Biologics, Inc.

(9) Represents options granted by LA Cell, Inc.

(10) Represents options granted by TNK Therapeutics, Inc.

(11)	Represents options granted by Concortis Biosystems, Corp.

(12)     50% of the options vest immediately upon grant and the remainder vest evenly over 48 months from date of grant.

OPTION EXERCISES AND STOCK VESTED
No stock options were exercised and no shares subject to stock awards vested during the fiscal year ended December 31, 2017.
PENSION BENEFITS-NONQUALIFIED DEFINED CONTRIBUTION AND OTHER
NONQUALIFIED DEFERRED COMPENSATION
No pension benefits were paid to any of our named executive officers during fiscal 2017. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.
Employment, Severance, Separation and Change in Control Agreements
Chief Executive Officer Employment Agreement
On May 9, 2017, we entered into an Amended and Restated Employment Agreement (the “Restated Agreement”) with Dr. Ji. Pursuant to the Restated Agreement, Dr. Henry Ji will continue to serve as our President and Chief Executive Officer for an initial term of three years commencing on May 9, 2017. Following this initial three year term, the Restated Agreement shall renew automatically for additional 12 month terms unless either we or Dr. Ji provide written notice of non-renewal at least three months in advance of the expiration of the then-current term. The Restated Agreement supersedes and replaces a prior employment agreement with Dr. Ji, dated September 21, 2012, as amended on October 18, 2012.
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
Employment Agreements with Other Executive Officers

Offer Letter with Dean Ferrigno
Until March 23, 2018, we were party to an offer letter dated November 1, 2016 with Dean Ferrigno, our former Chief Accounting Officer. The offer letter provided that Mr. Ferrigno was entitled to an annual base salary of $225,000. Additionally, the offer letter provided that Mr. Ferrigno’s annual target bonus shall be equal to 25% of his annual salary.
Mr. Ferrigno’s offer letter did not provide for payments or benefits upon termination or a change in control.
Employment Agreement with Kevin Herde
Until May 15, 2017, we were a party to an employment agreement dated April 5, 2016 with Kevin Herde, our former Executive Vice President and Chief Financial Officer (the “Former Herde Employment Agreement”). The Former Herde Employment Agreement originally provided for an annual base salary of $300,000. Effective August 12, 2016, Mr. Herde’s salary was increased to $330,000. His target annual bonus was set at 35% of his annual salary.
Under the Former Herde Employment Agreement, we had the right to terminate Mr. Herde’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Mr. Herde could resign with or without “good reason”, as defined in the Former Herde Employment Agreement. Under such circumstances, Mr. Herde would have been entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The Former Herde Employment Agreement also included provisions regarding severance. If Mr. Herde was terminated without cause or resigned for good reason, he would also have been entitled to 12 months of his then-applicable base salary payable in accordance with the Company’s standard payroll practices and 12 months of health care benefits continuation at our expense. If we terminated Mr. Herde for cause or he resigned without good reason, he would not be entitled to further compensation. Under the Former Herde Employment Agreement, Mr. Herde had no obligation to seek other employment and any income so earned would not reduce the foregoing amounts.
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
Offer Letter with Jerome Zeldis, M.D., Ph.D.
We are party to an offer letter dated August 9, 2016 with Jerome Zeldis, M.D., Ph.D., our Chief Medical Officer and President of Clinical Development. The offer letter provides that Dr. Zeldis is employed by us on a part-time (20 hours per week) basis and that Dr. Zeldis is entitled to an annual base salary of $275,000. Additionally, the offer letter provides that Dr. Zeldis’ annual target bonus shall be equal to 40% of his annual salary. In accordance with the terms of the offer letter, on August 12, 2016, Dr. Zeldis was granted options to purchase 200,000 shares of our common stock.
Dr. Zeldis’ offer letter does not provide for payments or benefits upon termination or a change in control.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 29, 2017 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.
The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 29, 2017 (the last trading day of the year). The closing price of our common stock, as reported on the Nasdaq Capital Market, was $3.80 on December 29, 2017. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from Sorrento.
Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal Outside of Change of Control Window	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal During Change of Control Window
Cash Payments	$930,000	$1,860,000
Continuation of Benefits	40,849	81,698
Value of Option Shares Accelerated	236,250(1)	945,000(2)
Total Cash Benefits and Payments	$1,207,099	$2,886,698

______________
(1) Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2017, the vesting of which would be accelerated.
(2) Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2017, the vesting of which would be accelerated.
Dean Ferrigno

Mr. Ferrigno’s offer letter did not provide for payments or benefits upon termination or a change in control.
George K. Ng

By Sorrento Without Cause or by Mr. Ng for Good Reason
Cash Payments	450,000
Continuation of Benefits	32,195
Value of Option Shares Accelerated	189,000(1)
Total Cash Benefits and Payments	$671,195

______________
(1) Consists of the value of 100% of the in-the-money stock options held by Mr. Ng as of December 31, 2017, the vesting of which would be accelerated.

Jerome Zeldis, M.D., Ph.D.

Dr. Zeldis’s offer letter does not provide for payments or benefits upon termination or a change in control.
DIRECTOR COMPENSATION
The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David H. Deming	143,500	44,100	—	187,600
Dorman Followwill(2)	17,153	56,350	—	73,503
Dr. Kim Janda	88,167	44,100	—	132,267
David Lemus(3)	17,153	56,350	—	73,503
William Marth(4)	89,032	—	—	89,032
Jaisim Shah	93,333	44,100	—	137,433
Yue Alexander Wu	79,718	44,100	—	123,818

(1)
These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2017, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2017. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 13 to the financial statements included in this Annual Report on Form 10-K. As of December 31, 2017, our non-employee directors held options to purchase the following number of shares of common stock: Mr. Deming - 140,000; Mr. Followwill - 35,000; Dr. Janda - 167,400; Mr. Lemus - 35,000; Mr. Shah - 340,000; and Dr. Wu - 70,000.

(2)	Mr. Followwill was appointed to our Board on September 26, 2017.

(3)	Mr. Lemus was appointed to our Board on September 26, 2017.

(4)	Mr. Marth’s service on our Board terminated on July 28, 2017.
Outside Director Compensation Policy
Our outside director compensation policy provides that each non-executive director is entitled to receive a $55,000 annual cash retainer, with the amount being increased to $78,000 for any Lead Director and $100,000 for any Board chairman. Further, the chairman of each of our Audit, Compensation and Transaction Committees receives an additional annual cash retainer of $25,000. Other members of our Audit, Compensation and Transaction Committees receive an additional cash retainer of $10,000. In addition, each non-executive director will be entitled to receive an annual grant of a stock option to purchase 35,000 (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) (or 49,000 (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) in the case of any Board chairman) shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.
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
Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of four directors, each of whom is a non-employee director: Messrs. Deming, Followwill and Shah and Dr. Wu. During 2017, none of the aforementioned individuals was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K, except with respect to Mr. Shah’s relationship to Semnur Pharmaceuticals, Inc. and the Binding Term Sheet disclosed under the heading “Transactions with Related Persons-Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.” in Item 13 of this Annual Report on Form 10-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.
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
Dr. Yue Alexander Wu
Mr. David H. Deming
Mr. Dorman Followwill
Mr. Jaisim Shah
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information as of March 31, 2018, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 31, 2018. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 91,028,089 shares of common stock outstanding as of March 31, 2018, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before May 30, 2018, which is 60 days after March 31, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	5,027,619	(1)	5.5%
Dean Ferrigno, Former Chief Accounting Officer(2)	245	(3)	*
Kevin Herde, Former EVP and Chief Financial Officer(4)	7,000	(5)	*
George K. Ng, EVP, Chief Administrative Officer and Chief Legal Officer	580,907	(6)	*
Jiong Shao, Executive Vice President and Chief Financial Officer(7)	—		—
Jerome Zeldis, M.D., Ph.D., Chief Medical Officer and President of Clinical Development	101,111	(8)	*
David Deming, Director	129,986	(9)	*
Dorman Followwill, Director	26,046	(10)	*
Dr. Kim Janda, Director	160,386	(11)	*
David Lemus, Director	23,916	(12)	*
Jaisim Shah, Director	442,619	(13)
Dr. Yue Alexander Wu, Director	64,986	(14)	*
All Current Officers and Directors as a Group (10 Persons)	6,566,257	(15)	7.1%

5% Stockholders:
Asia Pacific MedTech (BVI) Limited	8,878,951	(16)	9.7%
Fan Yu	8,494,307	(17)	9.2%
Yuehui Xie	5,561,056	(18)	6.1%

*    Less than 1%.

(1)
Comprised of (i) 1,906,177 shares of common stock held directly, (ii) 260,161 shares of common stock held by an entity of which Dr. Ji and his wife Vivian Q. Zhang are the sole members and managing directors, (iii) 2,153,162 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iv) 29,001 shares of common stock held directly by Dr. Ji’s wife, (v) 261,438 shares of common stock issuable upon exercise of a warrant to purchase shares held by Dr. Ji, and (vi) 417,680 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.

(2)	Mr. Ferrigno was appointed as our Chief Accounting Officer (and principal financial officer) effective as of May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(3)	Comprised solely of 245 shares of common stock held directly.

(4)	Mr. Herde’s employment with the Company terminated on May 15, 2017.

(5)	Comprised solely of 7,000 shares of common stock held directly.

(6)
Comprised of (i) 303,034 shares of common stock held directly, (ii) 3,448 shares of common stock held by Peng Ventures, LLC, (iii) 101,453 shares of common stock held by Ng Cha Family Trust, a family trust of which the Mr. Ng is a co-trustee with his wife, and (iv) 172,972 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(7)	Mr. Shao was appointed our Executive Vice President and Chief Financial Officer effective March 19, 2018.

(8)	Comprised of (i) 10,000 shares of common stock held directly, and (ii) 91,111 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(9)	Comprised solely of 129,986 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(10)	Comprised of (i) 2,130 shares of common stock held directly, and (ii) 23,916 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(11)	Comprised of (i) 3,000 shares of common stock held directly, and (ii) 157,386 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(12)	Comprised solely of 23,916 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(13)	Comprised of (i) 112,633 shares of common stock held directly, and (ii) 329,986 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(14)	Comprised of (i) 5,000 shares of common stock held directly, and (ii) 59,986 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2018.

(15)	Comprised of shares included under “Named Executive Officers and Directors”, other than shares held by Kevin Herde and Dean Ferrigno.

(16)
The indicated ownership is based on a Form 4 filed with the SEC by the reporting person on January 25, 2018 and a Schedule 13G filed with the SEC by the reporting person on May 1, 2017. According to the Form 4, the reporting person beneficially owns 8,617,513 shares of common stock. According to the Schedule 13G, the reporting person beneficially owns a warrant to purchase 261,438 shares of common stock. Nana Gu is the sole director and sole shareholder of the reporting person and has voting and dispositive power over the shares and the warrant held by the reporting person. The principal business address of the reporting person and Miss Gu is c/o Offshore Incorporations Limited, P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(17)
The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by the reporting person on February 8, 2018. According to the Schedule 13D/A, the reporting person may be deemed to beneficially own 7,088,903 shares of common stock and warrants to purchase 1,405,404 shares of common stock. ABG II-SO Limited (“ABG II-SO”) directly holds 1,310,588 shares of common stock (the “ABG II-SO Shares”). ABG II-SO is a wholly-owned subsidiary of Ally Bridge Group Capital Partners II, L.P. (“ABG II”). ABG Management Ltd. is the manager of ABG II, and Mr. Fan Yu is the sole shareholder and director of ABG Management Ltd.

Ally Bridge LB Healthcare Master Fund Limited (“ABG LB”) directly holds 1,328,529 shares of common stock and warrants to purchase 432,432 shares of common stock (the “ABG LB Shares and Warrants”). Ally Bridge LB Management Limited controls ABG LB, and Mr. Bin Li and Mr. Fan Yu are the shareholders and directors of Ally Bridge LB Management Limited.
ABG SRNE Limited (“ABG SRNE”) directly holds 3,041,759 shares of common stock and warrants to purchase 972,972 shares of common stock (the “ABG SRNE Shares and Warrants”). Ally Bridge Group Innovation Capital Partners III, L.P. (“ABG III”) owns the sole voting share in ABG SRNE. ABG Management Ltd. is the manager of ABG III.
ABG Innovation-SO Limited (“ABG Innovation-SO”) directly holds 1,408,027 shares of common stock (the “ABG Innovation-SO Shares”). ABG III owns the sole voting share in ABG Innovation-SO. ABG Management Ltd. is the manager of ABG III.
ABG Management Ltd., by virtue of being the manager of ABG II and ABG III, may be deemed to have voting control and investment discretion over the ABG-SO Shares, the ABG SRNE Shares and Warrants and the ABG Innovation-SO Shares. Mr. Bin Li, by virtue of being a director and executive officer of ABG LB, and a director and shareholder of Ally Bridge LB Management Limited, may be deemed to have voting control and investment discretion over the ABG LB Shares and Warrants. Mr. Fan Yu, by virtue of being a director of ABG LB, a director and shareholder of Ally Bridge LB Management

Limited, and the sole shareholder and director of ABG Management Ltd., may be deemed to have voting control and investment discretion over the ABG II-SO Shares, the ABG LB Shares and Warrants, the ABG SRNE Shares and Warrants and the ABG Innovation-SO Shares. The address of the principal business office of ABG II-SO, ABG II, ABG LB, Ally Bridge LB Management Limited, ABG SRNE, ABG III, ABG Management Ltd., ABG Innovation-SO, Mr. Bin Li, and Mr. Fan Yu is Unit 3002-3004, 30th Floor, Gloucester Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.

(18)
The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on May 15, 2017. According to the Schedule 13G/A, as of May 10, 2017, Xianjian Advanced Technology Limited (“Xianjian”) directly holds 5,020,516 shares of common stock and Bocom International Asset Management Limited (“Bocom”) directly holds a warrant to purchase 540,540 shares of common stock. Yuehui Xie is the sole owner and director of each of Xianjian and Bocom and has voting and dispositive power over the shares held by Xianjian and the warrant held by Bocom. The principal business address of Yuehui Xie and Xianjian is Saiba R&D Building, Langshan Er Road, High-tech Industrial Park North District, Nanshan District, Shenzhen, Guangdong, China. The principal business address of Bocom is 11th Floor, Man Yee Building, 68 Des Voeux Road, Central, Hong Kong.

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
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	6,343,400	$4.74	4,438,696	(2)
Equity compensation plans not approved by security holders(3)	3,200	1.12	—
Total	6,346,600	N/A	4,438,696

(1)	Comprised of the 2009 Plan.

(2)
Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 3,760,000. In June 2016, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 6,260,000. In July 2017, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 11,260,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2017, 11,260,000 shares were authorized under the 2009 Plan, with 4,438,696 shares remaining available for awards for future issuance under the 2009 Plan.

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
Transactions with Related Persons
The following is a description of transactions or series of transactions since January 1, 2017, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.
Scilex Pharmaceuticals, Inc. Acquisition
On November 8, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Scilex Pharmaceuticals, Inc. (“Scilex”) and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which we acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, our President and Chief Executive Officer and a member of our Board of Directors, and George K. Ng, our Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.
At the closing of the Scilex acquisition, we issued to the Scilex Stockholders consideration valued at $4.8 million, which consisted primarily of an aggregate of 754,911 shares of our common stock.
On September 11, 2017, we received notice from the FDA that the FDA had accepted Scilex’s resubmitted new drug application for ZTlidoTM for the treatment of postherpetic neuralgia and we issued to certain of the Scilex Stockholders consideration valued at $1.4 million, which consisted primarily of an aggregate of 754,930 shares of Common Stock.
On February 28, 2018, the FDA approved ZTlido™ (lidocaine topical system) 1.8% for the relief of pain associated with post-herpetic neuralgia. Scilex is currently in preparations for a commercial launch of ZTlido™ (lidocaine topical system) 1.8% and exploring potential partnerships for the product. As a result of the FDA approval, pursuant to the Stock Purchase Agreement, we became obligated to deliver to certain of the Scilex Stockholders cash and shares of common stock with a total value of approximately $38.2 million. In satisfaction of this obligation, we issued 1,381,346 shares of common stock to the Scilex Stockholders and paid the Scilex Stockholders an aggregate of $24.5 million in cash.
Contribution Agreement with Celularity, Inc.
On June 12, 2017, we entered into a Contribution Agreement (as amended, the “Contribution Agreement”) with TNK Therapeutics, Inc., one of our majority-owned subsidiaries (“TNK”), and Celularity, Inc. (“Celularity”), pursuant to which, among other things, we and TNK agreed to contribute, pursuant to a License and Transfer Agreement to be entered into among Sorrento, TNK and Celularity (the “License Agreement”), certain intellectual property rights related to their proprietary chimeric antigen receptor (“CAR”) constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis (the “Celularity Shares”).
On August 15, 2017, the transactions contemplated by the Contribution Agreement closed and, on such date, among other things, (a) Celularity issued the Celularity Shares to TNK, and (b) we, TNK and Celularity entered into the License Agreement. Pursuant to the License Agreement (i) we and TNK agreed to provide to Celularity (1) our CAR constructs and related CARs for use worldwide in combination with placenta-derived cells and/or cord blood-derived cells for the treatment of any disease or disorder except that anti-CD38 CAR constructs and related CARs may also be used in adult cells for the treatment of multiple myeloma unless TNK exercises its termination rights, and (2) our know-how relating to the foregoing, (ii) we and TNK granted to Celularity a limited, perpetual, transferable and sublicensable license and covenant not to sue with respect to certain of their patents and other intellectual property rights, which license is exclusive for a subset of such patents, and (iii) Celularity agreed to pay to TNK 50% of the first $200 million and 20% thereafter of any upfront and milestone payments that Celularity receives in connection with any sublicense of a combination of anti-CD38 CAR constructs and either placenta-driven cells and/or cord blood-derived cells or adult cells.
The License Agreement may be terminated (i) by either TNK or Celularity upon a material breach of the License Agreement by the other party that is uncured for 90 days after written notice, (ii) by TNK, with respect to anti-CD38 CAR constructs and related CARs for use in combination with adult cells, if Celularity fails to execute a bona fide strategic development and commercialization agreement with an unaffiliated party by July 1, 2018 with respect to the anti-CD38 CAR constructs and related CARs for use in combination with adult cells, or (iii) by Celularity, following the one-year anniversary of the License Agreement, upon six month’s written notice to TNK.
Dr. Henry Ji, our President and Chief Executive Officer and Chairman of our Board of Directors, Jaisim Shah, a member of our Board of Directors and David Deming, a member of our Board of Directors, are members of the board of directors of Celularity. Dr. Jerome Zeldis, our Chief Medical Officer and President of Clinical Development, is the Chief Medical Officer and Head of Clinical Research, Regulatory, Drug Safety, Medical Affairs of Celularity.
Binding Term Sheet Regarding Acquisition of Semnur Pharmaceuticals, Inc.
On August 15, 2016, our subsidiary Scintilla Pharmaceuticals, Inc. (“Scintilla”), and Semnur Pharmaceuticals, Inc. (“Semnur”) entered into a binding term sheet (the “Semnur Binding Term Sheet”) setting forth the terms and conditions by which Scintilla would, through a subsidiary, purchase all of the issued and outstanding equity of Semnur (the “Semnur Acquisition”). The Semnur Binding Term Sheet provided that, contingent upon the execution of a definitive agreement between the parties (the “Definitive Agreement”) and subject to certain conditions, Scintilla would, at the closing of the Semnur Acquisition (the “Semnur Closing”), make an initial payment of $60.0 million (the “Initial Consideration”) to the equityholders of Semnur in exchange for all of the issued and outstanding equity of Semnur. The Initial Consideration was to consist of $40.0 million in cash and $20.0 million in shares of our common stock (the “Semnur Stock Consideration”). The Semnur Binding Term Sheet also provided that the number of shares of our common stock comprising the Semnur Stock Consideration would be calculated based on the volume weighted average closing price of our common stock for the 30 consecutive trading days ending on the date that is three days prior to the execution of the Definitive Agreement. $6.0 million of the Semnur Stock Consideration was to be placed into escrow, a portion of which will be held for a period of up to six or 12 months to secure certain obligations of Semnur and its equityholders in connection with the Semnur Acquisition. At the Semnur Closing, we were to enter into a registration rights agreement with certain of Semnur’s equityholders, pursuant to which we would agree to seek the registration for resale of the shares of our common stock comprising the Semnur Stock Consideration.
In addition to the Initial Consideration, Scintilla was to pay additional consideration of up to $140.0 million to Semnur’s equityholders upon Scintilla’s completion of certain clinical studies and trials, receipt of certain regulatory approvals and the achievement of certain sales targets following the Semnur Closing. We paid $6.9 million associated with the development activities since the inception of the Semnur Binding Term Sheet through September 30, 2017.
On October 6, 2017, the Semnur Binding Term Sheet was terminated without additional consideration, effective immediately.
Mr. Shah, a member of our board of directors, is Semnur’s Chief Executive Officer and a member of its Board of Directors and currently owns approximately 5.5% of Semnur’s total outstanding capital stock.
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
Board Independence

Our Board is responsible for establishing corporate policies and for our overall performance, although it is not involved in our day-to-day operations. Our Board consults with our counsel to ensure that our Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the rules of The Nasdaq Stock Market LLC, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, us, our senior management and our independent registered public accounting firm, our Board has determined that all of our directors, other than Dr. Ji, are independent.
Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm’s Fees
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2017 and December 31, 2016 by Deloitte & Touche LLP, our independent registered public accounting firm for such period. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31
	2017	2016
Audit Fees	$1,394,391(1)	$660,950(3)
Audit-Related Fees	—	—
Tax Fees	409,971(2)	289,615(4)
All Other Fees	—	—
Total Fees	$1,804,362	$950,565

(1)
Audit fees consisted of fees for services rendered in connection with the annual audit of our consolidated financial statements, quarterly reviews of financial statements included in our quarterly reports on Form 10-Q, and the audit of internal control over financial reporting. Audit fees also consisted of services provided in connection with issuances of consents included in registration statements, standalone audits, consultation on accounting matters, and SEC registration statement services.

(2)	Tax services consisted of fees for tax consultation and tax compliance services.

(3)	Audit fees consist of fees billed for professional services by Deloitte & Touche LLP for audit and quarterly reviews of our financial statements.

(4)	Tax services consisted of fees for tax consultation and tax compliance services after becoming our principal accounting firm in the second half of fiscal year 2016.
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
The Audit Committee has determined that the rendering of services by Deloitte & Touche LLP other than audit services is compatible with maintaining the principal accounting firm’s independence.
PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
Reference is made to the Index to Consolidated Financial Statements of Sorrento Therapeutics, Inc. appearing on page F-1 of this Form 10-K.

(a)(2) Financial Statement Schedules
Reference is made to Schedule II appearing on page 74 of the Annual Report.

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

10.28±	Offer Letter, dated as of August 12, 2016, by and between Sorrento Therapeutics, Inc. and Jerome Zeldis, M.D., Ph.D.

12.1	Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16,2018).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

23.2	Consent of Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

31.1
Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

31.2
Certification of Dean Ferrigno, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Jiong Shao, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit No.	Description

32.1
Certification of Henry Ji, Ph.D., Principal Executive Officer and Dean Ferrigno, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2018).
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

Date: April 25, 2018	SORRENTO THERAPEUTICS, INC.

	By:	/s/ HENRY JI
Chairman of the Board, Chief Executive Officer & President