Form 10-Q
period 2018-03-31
Sorrento Therapeutics, Inc.
filed 2018-05-10
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 28, 2018 was 92,824,725.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share amounts)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$24,252	$20,429
Marketable securities	444	441
Grants and accounts receivables, net	3,912	2,211
Income tax receivable	1,771	1,715
Prepaid expenses and other, net	6,190	4,904
Total current assets	36,569	29,700
Property and equipment, net	19,494	19,345
Intangibles, net	70,352	71,013
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	32,077	32,999
Other, net	3,081	3,250
Total assets	$436,879	$431,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,014	$9,911
Accrued payroll and related benefits	4,504	4,485
Accrued expenses	8,832	7,274
Current portion of deferred revenue	2,496	3,864
Current portion of deferred rent	251	212
Acquisition consideration payable	24,833	53,209
Current portion of debt	1,594	—
Total current liabilities	51,524	78,955
Long-term debt	5,501	5,211
Deferred tax liabilities	14,640	15,535
Deferred revenue	118,367	119,287
Deferred rent and other	5,974	6,015
Total liabilities	196,006	225,003
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 91,028,089 and 82,903,567 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	9
Additional paid-in capital	480,691	413,901
Accumulated other comprehensive income (loss)	352	242
Accumulated deficit	(196,784)	(165,120)
Treasury stock, 7,568,182 shares at cost at March 31, 2018, and December 31, 2017, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	234,805	199,568
Noncontrolling interests	6,068	7,042
Total equity	240,873	206,610
Total liabilities and stockholders' equity	$436,879	$431,613
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenues:
Grant	$—	$101
Royalty and license	120	2,417
Sales and services	6,126	2,356
Total revenues	6,246	4,874
Operating costs and expenses:
Costs of revenues	1,311	1,064
Research and development	14,632	14,883
Acquired in-process research and development	—	200
General and administrative	9,961	11,887
Intangible amortization	662	627
Loss (gain) on contingent liabilities and acquisition consideration payable	12,226	(461)
Total operating costs and expenses	38,792	28,200
Loss from operations	(32,546)	(23,326)
Gain on trading securities	3	159
Gain on foreign currency exchange	17	—
Interest expense	(1,052)	(1,609)
Interest income	4	225
Loss before income tax	(33,574)	(24,551)
Income tax benefit	(948)	(1,696)
Loss on equity method investments	(922)	(948)
Net loss	(33,548)	(23,803)
Net loss attributable to noncontrolling interests	(974)	(739)
Net loss attributable to Sorrento	$(32,574)	$(23,064)
Net loss per share - basic and diluted per share attributable to Sorrento	$(0.38)	$(0.45)
Weighted-average shares used during period - basic and diluted per share attributable to Sorrento	84,941	50,886

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(33,548)	$(23,803)
Other comprehensive income:
Foreign currency translation adjustments	110	62
Total other comprehensive income (loss)	110	62
Comprehensive income (loss)	(33,438)	(23,741)
Comprehensive income (loss) attributable to noncontrolling interests	(974)	(739)
Comprehensive income (loss) attributable to Sorrento	$(32,464)	$(23,002)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of stock option with exercise	24,090	—	—	—	155	—	—	—	155
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement and investments, net	6,409,170	1	—	—	48,957	—	—	—	48,958
Stock-based compensation	—	—	—	—	1,594	—	—	—	1,594
Foreign currency translation adjustment	—	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	—	(32,574)	(974)	(33,548)
Balance, March 31, 2018	91,028,089	$10	7,568,182	(49,464)	$480,691	$352	$(196,784)	$6,068	$240,873

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	(1,400)	(2,027)
Issuance of common stock with exercise of options	—	—	—	—	—	—	—	—	—
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	1,342	—	—	—	1,342
Foreign currency translation adjustment	—	—	—	—	—	62	—	—	62
Hercules warrant	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,064)	(739)	(23,803)
Balance, March 31, 2017	50,887,102	$6	7,568,182	(49,464)	$304,610	$(56)	$(197,316)	$4,326	$62,106

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$(33,548)	$(23,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,005	1,454
Non-cash interest expense	288	310
Gain on trading securities	(3)	(159)
Amortization of debt issuance costs	1	166
Stock-based compensation	1,594	1,342
Loss on equity method investments	922	948
Loss (gain) on contingent liabilities and acquisition consideration payable	12,226	(461)
Deferred tax provision	(895)	(1,686)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(1,701)	(642)
Accrued payroll	19	1,436
Prepaid expenses and other	(1,286)	(107)
Deposits and other assets	113	148
Accounts payable	(1,825)	2,392
Deferred revenue	(1,378)	(2,416)
Deferred rent and other	(33)	(44)
Acquisition consideration payable for Scilex	(2,020)	—
Accrued expenses and other liabilities	1,558	(792)
Net cash used for operating activities	(23,963)	(21,914)
Investing activities
Purchases of property and equipment	(448)	(4,161)
Net cash used in investing activities	(448)	(4,161)
Financing activities
Proceeds from bridge loan for Scilex regulatory milestone	20,000	—
Repayment of bridge loan for Scilex regulatory milestone	(20,000)	—
Repayment under the amended loan and security agreement	—	(21,500)
Proceeds from loan agreement	1,586	—
Payments under deferred compensation arrangements	—	(1,012)
Scilex consideration for regulatory milestone	(22,466)	—
Proceeds from issuance of common stock, net of issuance costs	48,958	30
Proceeds from exercise of stock options	155	—
Net cash provided by (used in) financing activities	28,233	(22,482)
Net change in cash and cash equivalents	3,822	(48,557)
Net effect of exchange rate changes on cash	1	78
Cash and cash equivalents at beginning of period	20,429	82,398
Cash and cash equivalents at end of period	$24,252	$33,919
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$128	$1,300
Supplemental disclosures of non-cash investing and financing activities:
BDL non-cash consideration	$2,340	$—
Property and equipment costs incurred but not paid	$965	$933
Scilex non-cash consideration for regulatory milestone	$13,744	$—

 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

1. Nature of Operations and Business Activities
Nature of Operations and Basis of Presentation
Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”), is a clinical stage biotechnology company focused on delivering clinically meaningful therapies to patients and their families, globally. The Company’s primary focus is to transform cancer into a treatable or chronically manageable disease. The Company also has programs assessing the use of its technologies and products in auto-immune, inflammatory, neurodegenerative, infectious diseases and pain indications with high unmet medical needs.
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
Through March 31, 2018, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal, recurring and necessary for a fair statement of financial position, results of operations and cash flows. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2018 fiscal year, or any subsequent period.
2. Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has working capital deficiencies as of March 31, 2018 and has incurred substantial net losses for the years ended December 31, 2017 and 2016, and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.
As of March 31, 2018, the Company had $50.0 million of long term debt issued in a private placement pursuant to the Securities Purchase Agreement, dated December 21, 2017 (the “Securities Purchase Agreement” or “Note SPA”), among the Company and certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “Notes”), which accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control of the Company (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 12,121,210 shares of the common stock of the Company, par value $0.0001 per share.
Each of the Notes provide that, upon the occurrence of an event of default, the Purchasers thereof may, by written notice to the Company, declare all of the outstanding principal and interest under such Notes immediately due and payable. For purposes of the Notes, an event of default includes, among other things, one or more events that have, or could reasonably be expected to have, a material adverse effect on (i) the Company’s ability to comply with its obligations under the Securities Purchase Agreement, the Notes or the Warrants or the registration rights agreement entered into with the Purchasers in connection with the Private Placement, or (ii) the rights of the Purchasers under the Notes. The Company believes that it is not probable that the material adverse event clause under the Notes will be exercised.
The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed as planned, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued.
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
Universal Shelf Registration
In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “2014 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This 2014 Shelf Registration Statement provided the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that may be issued and sold under a sales agreement with MLV & Co. LLC (the “2014 ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $13.9 million in shares of common stock under the 2014 ATM Facility.
In April 2017, the Company completed a public offering of $47.5 million of shares of common stock pursuant to the 2014 Shelf Registration Statement for net proceeds of approximately $43.1 million.
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2014 Shelf Registration Statement expired on December 6, 2017 when the 2017 Shelf Registration was declared effective. This 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2017 and the three months ended March 31, 2018, the Company sold approximately $0.9 million and approximately $50.6 million in shares of common stock, respectively, under the ATM Facility. The Company can offer up to approximately $48.5 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
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
2016 Private Investment in Public Entity Financing
On April 3, 2016, the Company entered into a Securities Purchase Agreement (the “ABG Purchase Agreement”) with ABG SRNE Limited and Ally Bridge LB Healthcare Master Fund Limited (collectively, “Ally Bridge”), pursuant to which, among other things, the Company agreed to issue and sell to Ally Bridge and other purchasers designated by Ally Bridge (collectively, the “ABG Purchasers”), in a private placement transaction (the “ABG Private Placement”), up to $50.0 million in shares of the Company’s common stock and warrants to purchase shares of common stock. Upon the closing of the ABG Private Placement, the Company issued to the ABG Purchasers (1) an aggregate of 9,009,005 shares (the “ABG Shares”) of common stock, and (2) warrants to purchase an aggregate of 2,702,700 shares of common stock (each, an “ABG Warrant”).   Each ABG Warrant has an exercise price of $8.50 per share, was immediately exercisable upon issuance, has a term of three years and is exercisable on a cash or cashless exercise basis.
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
On April 3, 2016, the Company also entered into a Securities Purchase Agreement (collectively, the “Additional Purchase Agreements”) with each of Beijing Shijilongxin Investment Co., Ltd. (“Beijing Shijilongxin”), FREJOY Investment Management Co., Ltd. (“Frejoy”) and Yuhan Corporation (“Yuhan”), pursuant to which, among other things, the Company agreed to issue and sell, in separate private placement transactions: (1) to Beijing Shijilongxin, 8,108,108 shares of common stock, and a warrant to purchase 1,176,471 shares of common stock, for an aggregate purchase price of $45.0 million; (2) to Frejoy, 8,108,108 shares of common stock, and a warrant to purchase 1,176,471 shares of common stock, for an aggregate purchase price of $45.0 million; and (3) to Yuhan, 1,801,802 shares of common stock, and a warrant to purchase 235,294 shares of common stock, for an aggregate purchase price of $10.0 million. The warrants issued pursuant to each of the Additional Purchase Agreements (collectively, the “Additional Warrants” and, together with each ABG Warrant, the “ABG Warrants”) have an exercise price of $8.50 per share, were immediately exercisable upon issuance, have a term of three years and are exercisable on a cash or cashless exercise basis.
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
Between May 31, 2016 and June 7, 2016, the Company closed on the remainder of the $150.0 million financing with the ABG Purchasers, Beijing Shijilongxin, and Frejoy. The ABG Purchasers led the financing and, together with Beijing Shijilongxin and Frejoy, collectively purchased 25,225,221 shares of common stock at $5.55 per share and warrants to purchase 5,055,642 shares of common stock for total cash consideration of $86.5 million and secured promissory notes (the “ABG Notes”) in an aggregate principal amount of $53.5 million.
On December 31, 2016, the Company entered into Warrant and Note Cancellation and Share Forfeiture Agreements (the “Cancellation and Forfeiture Agreements”) with certain investors (the “Investors”) that held an aggregate of 7,838,259 shares of common stock and certain of the Warrants granting the right to purchase an aggregate of 1,137,316 shares of common stock.  Pursuant to the Cancellation and Forfeiture Agreements, effective December 31, 2016, the ABG Warrants held by the Investors and the ABG Notes, of which $43.5 million was then outstanding, were cancelled and the shares of common stock held by the Investors were forfeited and returned to the Company.
2017 Private Investment in Public Entity Financing

On December 11, 2017, the Company entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, on December 21, 2017, the Company issued and sold to the Purchasers, in the Private Placement, (1) the Notes, which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the Maturity Date, and (2) the Warrants to purchase an aggregate of 12,121,210 shares of common stock.
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
2018 Private Investment in Public Entity Financing
On March 26, 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (collectively, the “March 2018 Purchasers”), pursuant to which, among other things, the Company agreed to issue and sell to the Purchasers, in a private placement transaction (the “March 2018 Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “March 2018 Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) the date that is five years from the date of issuance, and (b) the date of the closing of a change in control of the Company (the “March 2018 Maturity Date”), and (2) warrants to purchase shares of Common Stock. Upon the closing of the March 2018 Private Placement (the “March 2018 Closing”), the Company will issue to each March 2018 Purchaser (1) a March 2018 Note with a face value equal to the amount of the March 2018 Purchaser’s investment, and (2) a warrant to purchase such number of shares of Common Stock as is equal to 50% of the number of shares of common stock into which such March 2018 Purchaser’s March 2018 Note is initially convertible (each, a “March 2018 Warrant”). The aggregate number of shares of common stock issuable upon exercise of the March 2018 Warrants will be 8,591,794 shares.
At any time and from time to time before the March 2018 Maturity Date, each March 2018 Purchaser shall have the option to convert any portion of the outstanding principal amount of such March 2018 Purchaser’s March 2018 Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser’s Note into shares of common stock at a price per share of $7.0125, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the March 2018 Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with December 31, 2018. If a March 2018 Purchaser elects to convert any of the principal amount of their March 2018 Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The March 2018 Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.
Each March 2018 Warrant will have an exercise price of $8.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on the date that is 181 days following the date of the March 2018 Closing, will have a term of five and a half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants (the “March 2018 Warrant Shares”), in which case the March 2018 Warrants shall also be exercisable on a cashless exercise basis.
If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.
As of the date of this filing, the March 2018 Securities Purchase Agreement had not closed.
3. Significant Accounting Policies

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. For the three months ended March 31, 2018 and 2017, no other-than-temporary impairment charges were recorded.

Grants and Accounts Receivable
Grants receivable at March 31, 2018 and December 31, 2017 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at March 31, 2018 and December 31, 2017 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $20 thousand.
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
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2017, noting no impairment. There have not been any triggering events indicating the potential for impairment through March 31, 2018.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through March 31, 2018.
Acquisition Consideration Payable - Gain or Loss on Contingent Liabilities
Acquisition consideration payable relates to the Company’s acquisition of businesses and various other assets and is recorded on the Company’s condensed consolidated balance sheets at fair value and is re-measured at each balance sheet date until such contingent liabilities have been settled, with changes in fair value recorded as gain or loss on contingent liabilities.

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

Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Prior to November 8, 2016, all acquired in-process research and development was expensed immediately. The acquired in-process research and development related to the business combinations of Virttu Biologics Limited ("Virttu") and Scilex Pharmaceuticals Inc. ("Scilex"), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying condensed consolidated balance sheet. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
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
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2017 and March 31, 2018, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its investment in Scilex.
Revenue Recognition
The Company’s revenues are generated from various NIH grant awards, license fees, the sale of customized reagents and other materials, and the provision of contract manufacturing and other services. The Company does not have significant costs associated with costs to obtain contracts with its customers. Substantially all of the Company’s grants and accounts receivable result from contracts with customers.
Grant Revenues
The revenue from the NIH grant awards is based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant.
Royalty and License Revenues
License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period, with the exception of license agreements with no remaining performance obligations or undelivered obligations. The Company applies judgment in determining the timing of revenue recognition related to contracts that include multiple performance obligations. The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. For goods or services for which observable standalone selling prices are not available, the Company develops an estimated standalone selling price of each performance obligation.
As of December 31, 2017 and March 31, 2018, the future performance obligations for royalty and license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.
The total consideration for the ImmuneOncia license agreement, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for the future performance obligation, as of December 31, 2017 and March 31, 2018, was approximately $9.0 million and $8.8 million. The Company expects to recognize revenue on approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation under the agreement.
As of December 31, 2017 and March 31, 2018, the NantCell license agreement, effective April 21, 2015, represented $110 million of contract liabilities reflected in long-term deferred revenue. See Note 11 for additional information regarding the remaining performance obligation for the significant agreement.
Sales and Services Revenues
Sales and services revenues are comprised of contract manufacturing associated with sales of customized reagents at Conccortis Biosystems Corporation, materials and supply agreements, contract manufacturing services at BioServ Corporation, and the Company’s joint development agreement with Celularity, Inc.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company applied the practical expedient in ASC Topic 606-10-50-13 to the revenue contracts for our Concortis Biosystems Corporation sales and services and materials and supply agreements due to the short-term length of such contracts.
Concortis Biosystems Corporation (“Concortis”)
Contract manufacturing associated with sales of customized reagents for Concortis operations relate to providing synthetic expertise to customers’ synthesis by delivering proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxin and antibodies provided by customers which are recognized upon the transfer of control, which is generally upon shipment given the short contract terms which are generally three months or less.
Materials And Supply Agreements
Revenues from the sale of materials associated with our research and development arrangements are recognized upon the transfer of control, which is generally, upon shipment.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company's Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2017 and March 31, 2018, the Company had approximately $0.5 million and $0.8 million of unbilled accounts receivable for which revenue has been recognized but not billed at the reporting date, respectively. As of December 31, 2017 and March 31, 2018, the Company had approximately $0.4 million and $0.2 million of upfront payments related to its contract manufacturing services included in deferred revenue, respectively.
As of December 31, 2017 and March 31, 2018, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $3.0 million and $2.2 million, respectively. The Company expects to recognize revenue on approximately $1.6 million of these remaining performance obligations over the next twelve months.
The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2018	2019	2020 and thereafter
Contract manufacturing services	$1,500	$400	$400

    Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity Inc. whereby the Company agreed to provide research services to Celularity Inc. through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million will be recognized over the length of the service agreement as services are performed. The Company recorded $1.7 million of sales and services revenues under the joint development agreement for each of the quarter ended March 31, 2018 and the year ended December 31, 2017.

The following table shows sales and service revenues disaggregated by product and services type for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Concortis sales and services	1,463	1,188
Materials and supply agreements	861	318
Bioserv sales and services	2,135	850
Joint development agreement	1,667	—
	$6,126	$2,356
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
Comprehensive Income (Loss)
Comprehensive income (loss) is primarily comprised of net income (loss) and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities, net of taxes. The Company displays comprehensive income (loss) and its components in its condensed consolidated statements of comprehensive income (loss).
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the exercise of outstanding warrants. The treasury stock method and if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share.
These outstanding securities consist of the following:

	Quarters Ended March 31,
	2018	2017
Outstanding options	3,314,450	4,320,576
Outstanding warrants	4,708,860	5,932,998
Segment Information
The Company is engaged primarily in the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on its platform technologies. Accordingly, the Company has determined that it operates in one operating segment.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard for annual reporting periods beginning after December 15, 2017, and interim periods thereafter. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard allows for either a full retrospective or modified retrospective method of adoption. The Company adopted this standard on its effective date, January 1, 2018 under the modified retrospective method of adoption. Under this method, entities recognize the cumulative impact of applying the new standard at the date of adoption without restatement of prior periods presented. The cumulative effect of applying the new standard to contracts that were not completed as of January 1, 2018 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU amends the guidance in GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU No. 2016-01 is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-20 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations and cash flows.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and improves the usefulness of information reported to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
The consolidated financial statements include the preliminary results of operations from this transaction, which have been accounted for as a business combination, and require, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final valuation of the acquired assets and liabilities resulted in the recognition of identifiable assets of approximately $16.0 million comprised mainly of in-process research and development of approximately $15.4 million, deferred tax liabilities of $0.8 million and goodwill of approximately $1.4 million subject to final adjustments including tax related items. Various factors contributed to the establishment of goodwill, including an assembled workforce.
In connection with the Virttu transaction, the Company recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. No acquisition costs in connection with the Virttu transaction were recorded for the three months ended March 31, 2018. Acquisition costs are expensed as incurred.
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
Scilex focuses on the development and commercialization of specialty pharmaceutical products for the treatment of pain; its lead product, ZTlidoTM (lidocaine topical system 1.8%, is a branded lidocaine topical system formulation being developed for the treatment of chronic pain. ZTlido™ (lidocaine topical system 1.8%) will be manufactured by a contract manufacturer.
Under the terms of the Scilex Purchase Agreement, upon receipt of notice from the U.S. Food and Drug Administration (the "FDA") that the FDA has approved Scilex's new drug application for ZTlido™ (lidocaine topical system 1.8%) for the treatment of postherpetic neuralgia (the "NDA") for commercialization, the Company was obligated to deliver to the Scilex Stockholders cash and shares of its common stock in such proportion to be determined in the Company’s sole discretion as a milestone payment. On February 28, 2018, the Company received notice from the FDA that the FDA had approved the NDA. As a result, the Company issued to the Scilex Stockholders consideration valued at approximately $38.2 million, which included an aggregate of 1,381,346 shares of common stock of approximately $13.7 million, cash payment of approximately $24.5 million, including a bridge loan of approximately $20.0 million with B. Riley FBR and resulted in a change in fair value of $6.0 million since December 31, 2017, for the contingent consideration upon settlement.
Acquired In-process Research and Development of BDL
In August 2015, the Company and TNK entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with BDL Products, Inc. (“BDL”) and the stockholders of BDL (“Stockholders”) pursuant to which the Stockholders sold all of their shares of capital stock in BDL to TNK for: (1) a cash payment of $100.00, and (2) $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued to the Stockholders upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”).  In accordance with subsequent amendments to the Stock Purchase Agreement, in the event a Qualified Financing does not occur by October 15, 2017 (which is subject to further extension as implied and based on previously amended dates) or TNK does not complete an initial public offering of shares of its capital stock by September 15, 2017, in lieu of receiving shares of TNK pursuant to the acquisition, the Stockholders shall receive an aggregate of 309,916 shares of the Company’s common stock, subject to adjustment in certain circumstances. TNK did not complete a Qualified Financing by the financing deadline and the Company issued 309,916 shares of its common stock to the Stockholders on March 19, 2018.
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
Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at March 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,252	$24,252	$—	$—
Marketable securities	$444	$356	$—	$88
Total assets	$24,696	$24,608	$—	$88
Liabilities:
Acquisition consideration payable	$25,926	$—	$—	$25,926
Total liabilities	$25,926	$—	$—	$25,926

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$20,429	$20,429	$—	$—
Marketable securities	$441	$356	$—	$85
Total assets	$20,870	$20,785	$—	$85
Liabilities:
Acquisition consideration payable	$54,272	$—	$—	$54,272
Total liabilities	$54,272	$—	$—	$54,272
The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, acquisition consideration payable and derivative instruments. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its investment in Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), agreement with Roger Williams Medical Center (“RWMC”), and acquisitions of Concortis, Inc., (“Concortis”), BDL, Scilex and Virttu. The fair value of the contingent consideration measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2018:

(in thousands)	Fair Value
Beginning Balance at December 31, 2017	54,272
Re-measurement of Fair Value	12,226
Payment of current year contingent consideration	(40,572)
Ending Balance at March 31, 2018	$25,926
The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at March 31, 2018:

(in thousands)	Fair Value Measurements at March 31, 2018	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Virttu Contingent Consideration (Non-current)	$1,093	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Virttu Contingent Consideration	$18,694	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	5.50% 10% and 90%
Concortis Contingent Consideration	$511	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$2,251	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 65%
RWMC Contingent Consideration	$3,377	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 65%

The principal significant unobservable inputs used in the valuations of the contingent considerations are the discount rates and probabilities assigned to scenario outcomes. An increase in the discount rate or decrease in the probability of regulatory milestone achievement will cause a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate will cause an increase in the fair value of the contingent consideration. An increase in the probabilities assigned to certain scenarios will cause the fair value of contingent consideration to increase. Conversely, a decrease in the probabilities assigned to certain scenarios will cause the fair value of contingent considerations to decrease.
6. Marketable Securities
Marketable securities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(306)	$—	$444

	December 31, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(309)	$—	$441
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
For the three months ended March 31, 2018 and 2017, the Company recorded a gain of $0.3 million and a gain of $0.2 million on trading securities, respectively. The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at March 31, 2018 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method.

The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 (in thousands):

Total
Beginning balance at December 31, 2017	$84
Change in fair value of warrant	3
Ending balance at March 31, 2018	$87
7. Property and Equipment
Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Furniture and fixtures	1,093	1,035
Office equipment	498	493
Machinery and lab equipment	21,216	19,868
Leasehold improvements	7,409	7,327
	30,216	28,723
Less accumulated depreciation	(10,722)	(9,378)
	$19,494	$19,345
Depreciation expense for the quarters ended March 31, 2018 and 2017 was $1.3 million and $0.8 million, respectively.
8. Cost Method Investments
As of March 31, 2018, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc. (See Note 9).
As of December 31, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, NantBioScience, Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc. and Celularity Inc.
The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the three months ended March 31, 2018.
9. Equity Method Investments
NANTibody
In 2013, the Company acquired IgDraSol Inc. (“IgDraSol”), a private company focused on the development of oncologic agents for the treatment of cancer, from a third party unrelated to the NantWorks, LLC (“NantWorks”) affiliated entities for 3.0 million shares of the Company's common stock and $380,000 of cash for a total purchase price of $29.1 million. This transaction included the acquisition of IgDraSol’s lead compound, CynviloqTM, a micellar diblock copolymeric paclitaxel formulation drug product.
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

In April 2015, the Company and NantCell, a subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint three and two representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.
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
In February 2018, NANTibody notified the Company that on July 2, 2017, NANTibody acquired all of the outstanding equity of IgDraSol in exchange for $90.1 million in cash. NANTibody purchased IgDraSol from NantPharma, which is controlled by NantWorks, an entity with a controlling interest in NantCell and NantPharma.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company's minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company's equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company's 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company's investment in NANTibody of $3.7 million which approximates its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of March 31, 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.5 million.
NANTibody recorded net loss of $484 thousand and $1.5 million for the three months ended December 31, 2017 and 2016, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.  As of December 31, 2017, NANTibody had $9.8 million in current assets and $1.7 million in current liabilities and no noncurrent assets or noncurrent liabilities.
NantStem
In July 2015, the Company and NantBioScience, a wholly-owned subsidiary of NantWorks, established a new entity called NantCancerStemCell, LLC (“NantStem”) as a stand-alone biotechnology company with $100.0 million initial joint funding.  As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol.  Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%.  NantBioScience’s funding obligations were unchanged.  The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, L.P. (“Cambridge”), a related party to NantBioScience.
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity method investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2017 and the three months ended March 31, 2018.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of March 31, 2018, the carrying value of the Company’s investment in NantStem was approximately $18.7 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $2.1 million at March 31, 2018.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net income of $190 thousand and net loss of $455 thousand for the three months ended December 31, 2017 and 2016, respectively.  The Company recorded its portion of loss from NantStem in loss on equity method investments on its condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.  As of December 31, 2017, NantStem had $82.7 million in current assets and $90 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
Yuhan Agreement
In March 2016, the Company and Yuhan , a South Korea company, entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  Under the terms of the joint venture agreement, Yuhan contributed an initial investment of $10.0 million to ImmuneOncia, and the Company granted ImmuneOncia an exclusive license to one of its immune checkpoint antibodies for specified countries while retaining the rights for the U.S., European and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. During October 2016, funding and operations of ImmuneOncia commenced. Yuhan owns 51% of ImmuneOncia, while the Company owns 49%.
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of March 31, 2018, the carrying value of the Company’s investment in ImmuneOncia was approximately $6.1 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $1.0 million at March 31, 2018.
ImmuneOncia recorded net loss of $1.6 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.  The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity method investments on its condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.  As of March 31, 2018, ImmuneOncia had $6.3 million in current assets, $270 thousand in current liabilities, $8.5 million in noncurrent assets, and $33 thousand noncurrent liabilities.
In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three, a China based company. The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity method investments on the condensed consolidated statement of operations.  As of each of March 31, 2018, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses or net loss for the three months ended March 31, 2018 and 2017.  As of March 31, 2018, Shanghai Three had $0.4 million in current assets, $2.9 million in current liabilities, $5.5 million in noncurrent assets, and $5.1 million in noncurrent liabilities.
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
Under the terms of the agreement 3SBio will contribute an initial investment of $10.0 million to the joint venture and TNK will grant the joint venture an exclusive license to the CEA CAR-T technology and two additional CARs for cellular therapy for the Greater China market, including Mainland China, Hong Kong and Macau. 3SBio will own 51% of the joint venture while TNK will own 49%.  As of March 31, 2018, funding and operations of the joint venture had not yet begun, as a result no investment has been recorded as of March 31, 2018.
In June 2016, 3SBio purchased $10.0 million of shares of common stock and warrants as part of the Company’s private placement offering.
Fair Value of Equity Method Investment
The Company periodically evaluates the carrying value of its equity method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company determines the fair value of its equity method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company's holdings in privately held biotechnology companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values that can be market supported and unobservable inputs including future cash flows.

10. Goodwill and Intangible Assets
 At March 31, 2018 and December 31, 2017, the Company had recorded goodwill of $38.3 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2017. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three months ended March 31, 2018 and 2017. A summary of the Company's goodwill as of March 31, 2018 is as follows (in thousands):

Total
Balance at December 31, 2017	$38,298
Goodwill Acquired from Acquisitions	—
Balance at March 31, 2018	$38,298
The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,164	$421
Acquired technology	3,410	753	2,657
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	3,106	29,614
Total intangible assets	$75,375	$5,023	$70,352

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,091	$494
Acquired technology	3,410	709	2,701
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	2,562	30,158
Total intangible assets	$75,375	$4,362	$71,013
As of March 31, 2018, the remaining weighted average life for identifiable intangible assets is 15 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended March 31, 2018 and 2017 was $545 thousand and $511 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for the three months ended March 31, 2018 and 2017 was $44 thousand and $44 thousand, respectively, which has been included in intangibles amortization on the condensed consolidated statement of operations.
Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended March 31, 2018 and 2017, was $73 thousand and $72 thousand, respectively, which has been included in intangibles amortization.
Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. Otherwise, the acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Estimated future amortization expense related to intangible assets at March 31, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018	$2,342
2019	3,845
2020	3,845
2021	5,040
2022	5,040
Thereafter	50,240
Total	$70,352
11. Significant Agreements and Contracts
License Agreement with Mabtech Limited
In August 2015, the Company entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, the Company will develop and market four mAbs for the North American, European and Japanese markets. The Company made an initial license payment of $10.0 million and in February 2016, paid an additional $10.0 million license payment, both of which were recognized as acquired in-process research and development expense in the condensed consolidated statements of operations as the Company determined there was no alternative future use for the license.
In June 2016, the Company agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the condensed consolidated statements of operations, in exchange for the purchase by Mabtech Limited in June 2016, of $10.0 million of shares of common stock and warrants.
In December 2017, the Company agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations for the year ended December 31, 2017. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019. The Company is not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of March 31, 2018.
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with RWMC to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, RWMC will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted RWMC $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During each of the quarters ended March 31, 2018 and 2017, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement.

License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of March 31, 2018, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus ("S. aureus" or “Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the quarters ended March 31, 2018 and 2017, the Company recorded $0 and $27 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.
NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staph infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. The Staph Grant III Award was not extended beyond June 30, 2017 and the remaining amounts for the award have been recorded as of March 31, 2018. During each of the quarters ended March 31, 2018 and 2017, the Company recorded $0 and $101 thousand of revenue associated with the Staph Grant III Award, respectively.

12. Loan and Security Agreement and Convertible Notes
Loan and Security Agreement with Hercules Capital, Inc.
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
On December 21, 2017, the Company paid off all obligations owing under, and terminated, the Loan Agreement. The secured interests were terminated in connection with the Company’s discharge of indebtedness thereunder.
In connection with the Loan Agreement, the Company issued Hercules a warrant, dated November 23, 2016 (the “Hercules Warrant”), to purchase up to 460,123 shares of common stock, at an initial exercise price of $4.89, subject to adjustment as provided in the Hercules Warrant. The Hercules Warrant is initially exercisable for 306,748 shares of common stock, and may automatically become exercisable for additional shares of common stock on such dates (if any) based upon the funding amounts of any additional tranches of the Term Loan that may be extended to the Borrowers. The Hercules Warrant will terminate, if not earlier exercised, on the earlier of November 23, 2023 and the closing of certain merger or other transactions in which the consideration is cash, stock of a publicly-traded acquirer or a combination thereof.
In connection with the extinguishment of the Loan Agreement on December 21, 2017, a loss of $4.3 million on the extinguishment of debt was recorded representing the difference between the reacquisition price of debt and the net carrying amount of the loan as of December 21, 2017.
2018 Chinese Yuan (“RMB”) Loan
In March 2018, the Company entered into a term loan in the aggregate principal amount of RMB 10.0 million with the Bank of China and the Agricultural Bank of China, which is guaranteed by Levena Suzhou Biopharma, Co. Ltd. This one year bank facility was used for working capital purposes. The outstanding balance is repayable from February 2018 to March 2019. The interest rate on this loan is 5%.
Securities Purchase Agreement in Private Placement
On December 11, 2017, the Company entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, on December 21, 2017, the Company issued and sold to the Purchasers, in the Private

Placement, (1) the Notes, which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the Maturity Date, and (2) the Warrants to purchase an aggregate of 12,121,210 shares of common stock.
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
The fair value of the Notes was estimated using a valuation model with Level 2 inputs including the stock price volatility, risk-free interest rate, and debt yield. As of March 31, 2018, the estimated fair value of the Notes was approximately $114.4 million, compared to the carrying value of $5.5 million, as a result of unamortized debt discount. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Notes.
Convertible debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$50,000
Debt discount - warrant	(12,669)
Debt discount - beneficial conversion feature	(32,062)
Capitalized debt issuance costs	(84)
Accretion of debt issuance costs and other	1
Accretion of debt discount	315
Balance at March 31, 2018	5,501
Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands):

Years Ending December 31,
2018	2,366
2019	2,500
2020	2,500
2021	2,500
2022	2,500
2023	50,134
Total future minimum payments	62,500
Unpaid interest	(12,500)
Unamortized debt discount	(44,415)
Unamortized capitalized debt issuance costs	(84)
Total minimum payment	5,501
Current portion	—
Long-term debt	$5,501

13. Stock Incentive Plans
2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 non-statutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to ten years from the grant date. No further shares may be granted under this plan and, as of March 31, 2018, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.
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
The following table summarizes stock option activity as of March 31, 2018 and the changes for the period then ended (dollar values in thousands):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,343,400	$4.74	$6,290
Options Granted	816,200	$5.15
Options Canceled	212,160	$4.92
Options Exercised	24,090	$5.03
Outstanding at March 31, 2018	7,395,850	$5.14	$617
The aggregate intrinsic value of options exercised during each of the three months ended March 31, 2018 and 2017 was $0.  The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Weighted-average grant date fair value	$7.25	$5.20
Dividend yield	—%	—%
Volatility	81%	64%
Risk-free interest rate	2.49%	2.16%
Expected life of options	6.1 years	6.1 years
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
The total employee and director stock-based compensation recorded as operating expenses was $1.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

The total unrecognized compensation cost related to unvested employee and director stock option grants as of March 31, 2018 was $8.4 million and the weighted average period over which these grants are expected to vest is 3.0 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $74 thousand and $28 thousand for the three months ended March 31, 2018 and 2017, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at March 31, 2018:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	12,121,210
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	10,758,006
Issuable under Virttu acquisition agreement	3,603,604
Issuable under assignment agreement based upon achievement of certain milestones	80,000
31,274,880

2017 Equity Incentive Plan
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Equity Incentive Plan, reserved 4.0 million shares of Scilex common stock and awarded 1.0 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of March 31, 2018, 0.8 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.0 million shares were canceled. As of March 31, 2018, 1.2 million options were outstanding.
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
In May 2015, the Company’s subsidiary, LA Cell, adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.5 million shares were cancelled. As of March 31, 2018, 0.5 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.6 million shares were cancelled. As of March 31, 2018, 0.1 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock and awarded 2.1 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 0.8 million shares were canceled. As of March 31, 2018, 0.1 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.3 million shares were cancelled. As of March 31, 2018, 75 thousand options were outstanding.
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
On August 29, 2017, the options and warrants were canceled in accordance with the terms of a settlement agreement with Wildcat Liquid Alpha, LLC and, as a result, unrecognized compensation expense of $281 thousand associated with these previously issued shares was accelerated and recognized upon cancellation.
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended March 31, 2018 and 2017 was $285 thousand and $42 thousand, respectively. No unrecognized stock-based compensation expense related to unvested director stock option and warrant grants remained for these entities as of March 31, 2018.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $48 thousand and $48 thousand for the three months ended March 31, 2018 and 2017, respectively.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the three months ended March 31, 2018 were as follows: expected dividend yield – 0%, risk-free interest rate –2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 135,000 shares were canceled. As of March 31, 2018, 88,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark for each of the three months ended March 31, 2018 and 2017 was $0 for each of the three months ended March 31, 2018 and 2017. No unrecognized stock-based compensation expense remains related to stock option grants as of March 31, 2018.
14. Commitments and Contingencies
Litigation
In the normal course of business, the Company may be named as a defendant in one or more lawsuits. The Company is not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.
Derivative Action Litigation
On September 8, 2016, Yvonne Williams filed an action both derivatively and on behalf of a purported class of stockholders in the Court of Chancery of the State of Delaware (the "Court") against each of the members of the Henry Ji, William S. Marth, Kim D. Janda, Jaisim Shah, David H. Deming, and Douglas Ebersole (the “Prior Board”); George Ng, the Company’s Executive Vice President, Chief Administrative Officer, and Chief Legal Officer; Jeffrey Su, the Company’s Executive Vice President & Chief Operating Officer; and the Company as nominal defendant, alleging: (1) breach of fiduciary duty with respect to the formation of, and certain options and warrants issued by, certain of the Company’s subsidiaries to Dr. Ji and members of the Prior Board; (2) breach of fiduciary duty with respect to the Company’s prior announcement that it had entered into a voting agreement with Yuhan Corporation in connection with a transaction through which it purchased $10 million of shares of the Company's common stock and warrants (the “Williams Action”). On November 14, 2016, the Company filed motions to dismiss or in the alternative stay the Williams Action. George Ng and Jeffrey Su were dismissed as defendants by plaintiff during the briefing on the motions. The Court denied the motions on June 28, 2017.
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell, Inc. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees in the amount of $5 million have been submitted to the Court for approval. The Court has set a hearing on the request for approval of the settlement for May 15, 2018 and the Company has caused notice to be provided concerning the settlement and settlement hearing. Objections to the settlement or the requested award of attorneys’ fees were due no later than March 5, 2018. The Company initially objected to the amount of fees being requested by plaintiff’s counsel. The parties thereafter agreed that plaintiff’s counsel could seek attorneys’ fees of up to $3.25 million, to which the Company and defendants would not object. As a result, the Company has estimated a range of possible loss to be from approximately $1.0 million to $3.25 million and has recorded its best estimate of the potential liability associated with the legal proceeding which the Company expects to be covered in large part but not in whole by insurance.
If the Court approves the settlement, this case will be dismissed with prejudice. The settlement consists of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. Accordingly, the Company does not anticipate any monetary loss with respect to the Williams Action other than for potential payment of the amount of fees and costs that may be awarded to plaintiff’s counsel by the Court as described above.
Immunomedics Litigation
On June 26, 2015, Immunomedics, Inc. (“Immunomedics”) filed a complaint in the United States District Court for the District of New Jersey (the “Immunomedics Action”) against the Board of Directors of RWMC, Dr. Richard P. Junghans, Dr. Steven C. Katz, the Office of the Board of Advisors of Tufts University School of Medicine, and one or more individuals or entities to be identified later. This complaint (the "Initial Complaint") alleged, among other things: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) tortious interference with prospective economic gain; (4) tortious interference with contracts; (5) misappropriation; (6) conversion; (7) bailment; (8) negligence; (9) vicarious liability; and (10) patent infringement. Overall, the allegations in the Initial Complaint were generally directed to an alleged material transfer agreement dated December 2008 and Immunomedics’ alleged request for the return of certain alleged research material, as well as the alleged improper use and conversion of such research materials outside the scope of the material transfer agreement.

On October 22, 2015, Immunomedics filed an amended complaint (the “First Amended Complaint”), which, among other things, no longer named the Board of Directors of RWMC and The Office of the Board of Advisors of Tufts University School of Medicine as defendants. RWMC and Tufts Medical Center were added as new defendants. On January 14, 2016, Immunomedics filed a second amended complaint (the "Second Amended Complaint"), which, among other things, no longer named Tufts Medical Center as a defendant. In addition, the Second Amended Complaint contained allegations directed to two additional alleged material transfer agreements dated September 1993 and May 2010, respectively, and also added an allegation of unjust enrichment. The Second Amended Complaint also no longer asserted claims for (1) breach of covenant of good faith and fair dealing; (2) misappropriation; (3) bailment; (4) negligence; and (5) vicarious liability.
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the case. Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to RWMC, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. The Immunomedics Action remains pending in the District of New Jersey against defendants RWMC, Dr. Junghans, and Dr. Katz. A trial date has not yet been set.
In addition, on April 27, 2018, Immunomedics filed suit against the Company and TNK in San Diego Superior Court (the “Immunomedics San Diego Action”). The complaint alleges, among other things: (1) conversion; (2) intentional interference with contracts; (3) intentional interference with prospective economic advantage; (4) negligent interference with prospective economic advantage; and (5) inducing breach of contract. The complaint has not yet been served on the Company or TNK, and no trial date has yet been set.

The Company believes that the Immunomedics Action and the Immunomedics San Diego Action are without merit, and will vigorously defend itself against these actions and any further actions. However, should Immunomedics prevail against the Company, RWMC or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or the Immunomedics San Diego Action to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
Operating Leases
The Company currently leases in San Diego, California approximately 130,575 square feet of corporate office and laboratory space, approximately 6,350 square feet of laboratory and office space at a second location and approximately 1,405 square feet of office space at a third location as well as approximately 36,400 square feet for offices, facilities for cGMP fill and finish and storage space.
The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third office space, expire in December 2026, November 2025 and September 2020, respectively.  The Company also leases 25,381 square feet of office and laboratory space in Suzhou, China, which lease expires in June 2018. The Company leases 2,312 square feet of office, laboratory, and storage space in Scotland, which lease expires in March 2021. The Company subleases in New York, New York for approximately 4,550 square feet of additional corporate office space. The sublease began in July of 2017 and expires in December 2020.
15. Income Taxes
The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company's U.S. federal and state deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its Scilex subsidiary.

The Company’s income tax benefit of $0.9 million and $1.7 million reflect effective tax rates of 2.8% and 6.7% for the three months ended March 31, 2018 and 2017, respectively.
The difference between the expected statutory federal tax expense of 21% and the 2.8% effective tax expense for the three months ended March 31, 2018 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
As of March 31, 2018, the Company had approximately $3.9 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of March 31, 2017, the Company had approximately $2.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 31, 2018 and 2017, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of March 31, 2018.
U.S. Tax Reform

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, as well as making several other significant changes to the tax law, effective January 1, 2018. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Act, the Company has not finalized the accounting for the income tax effects of the Tax Act. This includes the provisional amounts recorded related to the re-measurement of the deferred taxes and the change to the Company's valuation allowance. The impact of the Tax Act may differ from this estimate, during the one-year measurement period due to, among other things, further refinement of the Company's calculation, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the analysis of the Company’s deferred tax assets and liabilities. Any subsequent adjustment is expected to be offset by a change in valuation allowance and have no impact on the Company’s financial position or results of operations.
16. Related Party Agreements
During the year ended December 31, 2015, the Company entered into a joint venture called NANTibody, with NantCell, a subsidiary of NantWorks.  In July 2015, the Company contributed its portion of the initial joint funding of $40.0 million to the NANTibody joint venture.  The Company and NantCell have also entered into a license agreement pursuant to which the Company received a $10.0 million upfront license payment and $100.0 million of vested NantCell common stock.
During the year ended December 31, 2015, the Company entered into a joint venture called NantStem, with NantBioScience, a wholly-owned subsidiary of NantWorks.  In connection with negotiated changes to the structure of NantStem the Company issued a call option on shares of NantKwest that it owned to Cambridge, a related party to the Company and to NantBioScience.  In April 2015, the Company purchased 1.0 million shares of NantBioScience common stock for $10.0 million.
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of March 31, 2018, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $6.1 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of common stock and warrants.
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
17. Loss Per Share
For the quarters ended March 31, 2018 and 2017, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted loss per share for the quarters ended March 31, 2018 and 2017 (in thousands):

	Quarters Ended March 31,
	2018	2017
Basic and Diluted
Net loss	(32,574)	(23,064)

Denominator for Basic and Diluted Loss Per Share	84,941	50,886
Basic and Diluted Loss Per Share	$(0.38)	$(0.45)
The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for quarters ended March 31, 2018 and 2017 were 3.3 million and 4.3 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for quarters ended March 31, 2018 and 2017 were 2.0 million and 2.4 million, respectively. Basic and diluted per share amounts are computed independently in the consolidated statements of income. Therefore, the sum of per share components may not equal the per share amounts presented.
18. Subsequent Events
Effective April 27, 2018, the Company, TNK, and Dayspring Ventures Limited, as representative of the Virttu Shareholders and Virttu entered into an amendment to the Virttu Purchase Agreement (the “Amendment”).
Under the terms of the Amendment, among other things, the Company agreed that the $19.9 million in consideration otherwise payable on April 27, 2018 to the Virttu Shareholders in shares of the Company’s common stock would be payable: (1) 50% in shares of the Company’s common stock (valued at $5.55 per share) to be issued on April 27, 2018, and (2) 50% in cash payable by June 27, 2018. In accordance with the Virttu Purchase Agreement, as amended by the Amendment, the Company issued an aggregate of 1,795,011 shares of its common stock to the Virttu Shareholders on April 27, 2018.
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
Celularity Transaction
On November 1, 2016, we loaned $5.0 million to Celularity, Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by us to Celularity, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by us, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Celularity Maturity Date”). Under the terms of the Celularity Note, in the event that Celularity met certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note would be forgiven and converted to equity. On May 31, 2017, we loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, we loaned an additional $1.0 million to Celularity. Additionally, on July 7, 2017, we loaned an additional $2.0 million to Celularity. The loan amounts were forgiven and converted to additional equity investment in Celularity as part of the closing of the Contribution Agreement (as defined below) on June 12, 2017.
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
On April 5, 2018, we issued a press release announcing that we and Celularity have started screening patients for our leading CD 38 CAR T cell therapy drug development program, following the U.S. Food and Drug Administration's (the "FDA") review allowing clinical trial initiation.
Scilex Pharmaceuticals: ZTlido™ (lidocaine topical system 1.8%)

ZTlido™ (lidocaine topical system 1.8%) is based on a novel and proprietary technology that contains only 36 mg of lidocaine versus Endo Pharmaceuticals, Inc.'s Lidoderm® (lidocaine patch 5%), which holds 700 mg of lidocaine per patch. In December 2016 and January 2017, Scilex Pharmaceuticals Inc. ("Scilex") reported key endpoints were met in the pivotal bioequivalence clinical trials for ZTlido™ (lidocaine topical system 1.8%). The full data package was resubmitted (the first 505(b)(2) new drug application filed in 2015 resulted in a Complete Response Letter from the FDA in May 2016, which meant that the FDA considered the drug application not ready for approval at that time) to the FDA as part of the 505(b)(2) new drug application (“NDA”) and accepted by the FDA in September 2017 (setting the Prescription Drug User Fee Act or FDA decision date on the resubmitted 505(b)(2) NDA for February 28, 2018) and filed with the Medicines and Healthcare products Regulatory Agency in the United Kingdom a hybrid Marketing Authorization Application in November 2017. On February 28, 2018, the FDA approved ZTlido™ (lidocaine topical system 1.8%) for the relief of pain associated with post-herpetic neuralgia. Scilex is currently in preparations for a commercial launch of ZTlido™ (lidocaine topical system 1.8%) and exploring potential partnerships for the product.
Private Placement of Convertible Promissory Notes and Warrants
2017 Securities Purchase Agreement in Private Placement
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
2018 Securities Purchase Agreement in Private Placement
On March 26, 2018, we entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement” or “March 2018 Note SPA”) with certain accredited investors (collectively, the “March 2018 Purchasers”). Pursuant to the March 2018 Securities Purchase Agreement, we agreed to issue and sell to the March 2018 Purchasers, in a private placement transaction (the “March 2018 Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “March 2018 Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) the date that is five years from the date of issuance, and (b) the date of the closing of a change in control (the “March 2018 Maturity Date”), and (2) warrants (the “March 2018 Warrants”) to purchase an aggregate of 8,591,794 shares of our common stock.
At any time and from time to time before the March 2018 Maturity Date, each March 2018 Purchaser shall have the option to convert any portion of the outstanding principal amount of such March 2018 Purchaser’s March 2018 Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such March 2018 Purchaser's March 2018 Note into shares of our common stock at a price per share of $7.0125, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the March 2018 Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a March 2018 Purchaser elects to convert any of the principal amount of their March 2018 Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The March 2018 Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type.

Each March 2018 Warrant has an exercise price of $8.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on on the date that is 181 days following the date of the closing of the March 2018 Private Placement, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the March 2018 Warrants, in which case the March 2018 Warrants shall also be exercisable on a cashless exercise basis.
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
During the quarter ended March 31, 2018, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, as filed with the SEC.
Results of Operations
The following describes certain line items set forth in our condensed consolidated statements of operations.
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenues. Revenues were $6.2 million for the three months ended March 31, 2018, as compared to $4.9 million for the three months ended March 31, 2017. The net increase of $1.3 million is primarily due to an increase in our sales and services revenue of $6.1 million resulting primarily from our contract manufacturing arrangements related to the sale of customized reagents.
In June 2014, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (the "NIH") awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus ("S. aureus" or "Staph") infections. During the three months ended March 31, 2018 and 2017, we recorded $0 and $101 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the three months ended March 31, 2018 and 2017 were $1.3 million and $1.1 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $0.2 million is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development and contract manufacturing services.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2018 and 2017 were $14.6 million and $14.9 million, respectively. Research and development expenses include the costs to advance our Chimeric Antigen Receptor T-Cell ("CAR-T") programs for solid tumors, our resiniferatoxin ("RTX") program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our antibody drug conjugate ("ADC") preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. The decrease of $0.3 million is primarily attributable to the change in payroll expense for research and development. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2018 and 2017 were $0 and $200 thousand, respectively.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 and 2017 were $9.9 million and $11.9 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) compliance with our public reporting obligations, (iii) increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the three months ended March 31, 2018 and 2017 was $662 thousand and $627 thousand, respectively. The increase in the three months ended March 31, 2018 as compared to the same period in 2017 is due to the intangible assets acquired the prior year.
Interest Expense. Interest expense for the three months ended March 31, 2018 and 2017 was $1.1 million and $1.6 million, respectively. The decrease in interest expense resulted primarily from lower average borrowings compared to the prior year period.
Interest Income. Interest income for the three months ended March 31, 2018 and 2017 was $4 thousand and $225 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax expense (benefit). Income tax for the three months ended March 31, 2018 and 2017 was benefit of $948 thousand and benefit of $1.7 million, respectively. The decrease in income tax benefit resulted mainly from the reduced effective tax rate due to U.S. tax reform.
Income (loss) on equity method investments.  Income (loss) on equity method investments for the three months ended March 31, 2018 and 2017 was $(922) thousand and $(948) thousand, respectively. (See Note 9).
Net Income (Loss). Net loss for the three months ended March 31, 2018 and 2017 was $(33.5) million and $(23.8) million, respectively.
Liquidity and Capital Resources
As of March 31, 2018, we had $24.3 million in cash and cash equivalents attributable in part to the net proceeds received in connection with the December 2017 Private Placement. Pursuant to the Securities Purchase Agreement, we issued and sold to the Purchasers, in the Private Placement, (1) the Notes, which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the Maturity Date, and (2) the Warrants to purchase an aggregate of 12,121,210 shares of common stock. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows from Operating Activities. Net cash used for operating activities was $24.0 million for the three months ended March 31, 2018 and is primarily attributable to an increase in cash flow associated with accrued expenses, acquisition consideration payable, and other operating activities.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities and fund our joint ventures, collaborations and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $0.4 million for the three months ended March 31, 2018 as compared to $4.2 million for the three months ended March 31, 2017. The net cash used related primarily to equipment acquired for research and development activities.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $28.2 million for the three months ended March 31, 2018 as compared to net cash used in financing of $22.5 million for the three months ended March 31, 2017, which was primarily due to sales of shares under the ATM Facility (as defined below) in the current year partially offset by the payments associated with the Scilex earn-out settlement.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of approximately $260.4 million since inception, as we have not generated any product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development and commercialization, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.
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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the "2014 Shelf Registration"). The 2014 Shelf Registration Statement provided us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC. On April 19, 2017, we completed the offering of $47.5 million shares of common stock pursuant to the 2014 Shelf Registration Statement and received net proceeds of approximately $43.5 million. On November 9, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC (the "2017 Shelf Registration Statement") to replace the 2014 Shelf Registration Statement. The 2014 Shelf Registration Statement expired on December 6, 2017, when the 2017 Shelf Registration Statement was declared effective by the SEC. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our Common Stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the "ATM Facility"). During the twelve months ended December 31, 2017 and the three months ended March 31, 2018, we sold approximately $0.9 million and approximately $50.6 million in shares of common stock under the ATM Facility, respectively.  We have the ability to offer up to approximately $48.5 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
Pursuant to this 2017 Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.
On April 13, 2017, we entered into an underwriting agreement (the "Underwriting Agreement") with underwriters (the "Underwriters"), relating to the offering of 23,625,084 shares of our common stock (the "Offering"). The public offering price was $2.00 per share of our common stock and the Underwriters agreed to purchase the shares of common stock pursuant to the

Underwriting Agreement at a price of $1.8571 per share. Under the terms of the Underwriting Agreement, we also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the closing of the Offering, to purchase up to an additional 3,543,763 shares of our common stock at the public offering price.
On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.5 million (excluding any sale of shares of common stock pursuant to the option granted to the Underwriters), after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.
On December 11, 2017, we entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in the Private Placement, (1) the Notes, which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the Maturity Date, and (2) the Warrants to purchase an aggregate of 12,121,210 shares of our common stock. (See Note 12).
If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Off-Balance Sheet Arrangements
Since our inception through March 31, 2018, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
New Accounting Pronouncements
Refer to Note 3, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.
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
As a result of the restatement of the condensed consolidated financial statements for the three and nine months ended September 30, 2017 for the impairment discussed in Note 9 to the financial statements, our management identified a material weakness in our review controls with respect to our equity method investments. Specifically, our review controls to assess and monitor the appropriateness of the financial information provided by our equity method investees were not operating effectively beginning in the quarter ended September 30, 2017, to provide reasonable assurance that we timely identify and assess the accounting implications of transactions and events occurring at our equity method investees and properly report such investee financial information in our financial statements. Accordingly, our principal executive officer and principal financial officer concluded that, at September 30, 2017, our internal control over financial reporting was not effective.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating such material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented, are also enumerated above.

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
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees in the amount of $5 million have been submitted to the Court for approval. The Court has set a hearing on the request for approval of the settlement for May 15, 2018 and the Company has caused notice to be provided concerning the settlement and settlement hearing. Objections to the settlement or the requested award of attorneys’ fees were due no later than March 5, 2018. The Company initially objected to the amount of fees being requested by plaintiff’s counsel. The parties thereafter agreed that plaintiff’s counsel could seek attorneys’ fees of up to $3.25 million, to which the Company and defendants would not object. As a result, the Company has estimated a range of possible loss to be from approximately $1.0 million to $3.25 million and has recorded its best estimate of the potential liability associated with the legal proceeding which the Company expects to be covered in large part but not in whole by insurance.
If the Court approves the settlement, this case will be dismissed with prejudice. The settlement consists of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. Accordingly, the Company does not anticipate any monetary loss with respect to the Williams Action other than for potential payment of the amount of fees and costs that may be awarded to plaintiff’s counsel by the Court as described above.
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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint includes, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the case. Although dismissed from the case, under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the case. The Immunomedics Action remains pending in the District of New Jersey against defendants Roger Williams Medical Center ("RWMC"), Dr. Junghans, and Dr. Katz. A trial date has not yet been set.
In addition, on April 27, 2018, Immunomedics filed suit against the Company and TNK in the San Diego Superior Court (the “Immunomedics San Diego Action”). The complaint alleges, among other things: (1) conversion; (2) intentional interference with contracts; (3) intentional interference with prospective economic advantage; (4) negligent interference with prospective economic advantage; and (5) inducing breach of contract. The complaint has not yet been served on the Company or TNK, and no trial date has yet been set.
The Company believes that the Immunomedics Action and the Immunomedics San Diego Action are without merit, and will vigorously defend itself against these actions and any further actions. However, should Immunomedics prevail against the Company, RWMC or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the Immunomedics Action or the Immunomedics San Diego Action to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2017, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Business and Industry

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2018 and December 31, 2017, we had an accumulated deficit of $196.8 million and $165.1 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance resiniferatoxin ("RTX") and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and antibody drug conjugate ("ADC") preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex”), in their commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Risks Related to Our Business and Industry

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

Other than with respect to ZTlido™ (lidocaine topical system 1.8%), we have not previously initiated or completed a corporate-sponsored clinical trial. Consequently, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of CAR-T including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the U.S. Food and Drug Administration ("FDA"). For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve a New Drug Application, Biologics License Application or other application for marketing based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

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

On March 26, 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (collectively, the “March 2018 Purchasers”), pursuant to which, among other things, the Company agreed to issue and sell to the March 2018 Purchasers, in a private placement transaction (the “March 2018 Private Placement”), convertible promissory notes in an aggregate principal amount of $120,500,000 (the “March 2018 Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) the date that is five years from the date of issuance, and (b) the date of the closing of a change in control of the Company (the “March 2018 Maturity Date”). At any time and from time to time before the March 2018 Maturity Date, each March 2018 Purchaser shall have the option to convert any portion of the outstanding principal amount of such March 2018 Purchaser’s March 2018 Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such Purchaser’s Note into shares of common stock at a price per share of $7.0125, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the March 2018 Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with December 31, 2018. If a March 2018 Purchaser elects to convert any of the principal amount of their March 2018 Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The March 2018 Notes contain restrictive covenants and event of default provisions that are customary for transactions of this type. The March 2018 Securities Purchase Agreement and the March 2018 Notes contain customary restrictive covenants, which will remain in effect so long as the aggregate outstanding principal amount of the March 2018 Notes is at least $60.25 million, including significant limitations on incurring additional indebtedness, liens, declaring cash dividends or making cash distributions and dispositions of our assets, in each case subject to customary exceptions. The breach of such covenants or the occurrence of certain other events would result in the occurrence of an event of default. Upon the occurrence of an event of default and following any applicable cure periods, the interest rate under the March 2018 Notes will automatically increase to 12.0% per annum, effective until the day after such default is cured, and the holders of the March 2018 Notes may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the March 2018 Notes, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Any declaration by the holders of the March 2018 Notes of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Our operations in China subject us to risks and uncertainties relating to the laws and regulations of China.

Certain of our operations are currently based in China. Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment.  However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our operations in China.  China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade.  The promulgation of new laws and regulations and changes to existing laws and regulations may adversely affect foreign investors and foreign entities with operations in China. In addition, any changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars and in increased costs for goods imported into the United States and our ability to sell goods and services in the affected countries, which may reduce customer demand for our products and services, especially if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, this may materially and adversely affect our sales and our business.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Pursuant to our outstanding convertible notes issued in December 2017, so long as the outstanding principal amount under all such notes is at least $25,000,000, we are prohibited from paying any dividends without the prior written consent of the holders of such notes. Pursuant to our convertible notes offering proposed in March 2018, so long as the outstanding principal amount under all such notes is at least $60,250,000, we will be prohibited from paying any dividends without the prior written consent of the holders of such notes. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

These risks and others as described in our Annual Report on Form 10-K for the year ended December 31, 2017 may have a material adverse effect on our global operations and on our business and financial condition.

Item 5.    Other Information.

Item 6.    Exhibits.

EXHIBIT INDEX

10.1	Offer Letter, dated March 15, 2018, by and between Sorrento Therapeutics, Inc. and Jiong Shao.

10.2	Securities Purchase Agreement, dated as of March 26, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	May 10, 2018	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)