Form 10-Q
period 2018-06-30
Sorrento Therapeutics, Inc.
filed 2018-08-09
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒.
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 6, 2018 was 116,732,276.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share amounts)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$46,784	$20,429
Marketable securities	323	441
Grants and accounts receivables, net	2,204	2,211
Income tax receivable	433	1,715
Prepaid expenses and other, net	5,002	4,904
Total current assets	54,746	29,700
Property and equipment, net	19,893	19,345
Intangibles, net	69,690	71,013
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	29,972	32,999
Other, net	2,914	3,250
Total assets	$452,521	$431,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,941	$9,911
Accrued payroll and related benefits	6,671	4,485
Accrued expenses	4,226	7,274
Current portion of deferred revenue	1,878	3,864
Current portion of deferred rent	243	212
Acquisition consideration payable	14,929	53,209
Current portion of debt	1,511	—
Total current liabilities	39,399	78,955
Long-term debt	16,203	5,211
Deferred tax liabilities	13,281	15,535
Deferred revenue	118,247	119,287
Deferred rent and other	5,926	6,015
Total liabilities	193,056	225,003
Commitments and contingencies
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 116,240,963 and 82,903,567 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	12	9
Additional paid-in capital	574,316	413,901
Accumulated other comprehensive income (loss)	153	242
Accumulated deficit	(270,646)	(165,120)
Treasury stock, 7,568,182 shares at cost at June 30, 2018, and December 31, 2017, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	254,371	199,568
Noncontrolling interests	5,094	7,042
Total equity	259,465	206,610
Total liabilities and stockholders' equity	$452,521	$431,613
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Grant	$—	$94	$—	$195
Royalty and license	120	2,416	240	4,833
Sales and services	3,793	2,155	9,919	4,511
Total revenues	3,913	4,665	10,159	9,539
Operating costs and expenses:
Costs of revenues	1,226	816	2,538	1,880
Research and development	17,925	11,179	32,554	26,062
Acquired in-process research and development	—	—	—	200
General and administrative	11,039	9,092	21,000	20,979
Intangible amortization	657	665	1,319	1,292
Loss (gain) on contingent liabilities and acquisition consideration payable	1,437	(3,629)	13,663	(4,090)
Total operating costs and expenses	32,284	18,123	71,074	46,323
Loss from operations	(28,371)	(13,458)	(60,915)	(36,784)
Loss on trading securities	(121)	(609)	(118)	(450)
Loss on foreign currency exchange	(586)	—	(569)	—
Interest expense	(45,009)	(1,200)	(46,061)	(2,809)
Interest income	6	232	10	457
Loss before income tax	(74,081)	(15,035)	(107,653)	(39,586)
Income tax benefit	(1,377)	(1,398)	(2,325)	(3,094)
Loss on equity method investments	(2,105)	(1,102)	(3,027)	(2,050)
Net loss	(74,809)	(14,739)	(108,355)	(38,542)
Net loss attributable to noncontrolling interests	(945)	(552)	(1,919)	(1,291)
Net loss attributable to Sorrento	$(73,864)	$(14,187)	$(106,436)	$(37,251)
Net loss per share - basic and diluted per share attributable to Sorrento	$(0.73)	$(0.20)	$(1.15)	$(0.61)
Weighted-average shares used during period - basic and diluted per share attributable to Sorrento	100,563	70,302	92,795	60,650

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(74,809)	$(14,739)	$(108,355)	$(38,542)
Other comprehensive income:
Foreign currency translation adjustments	(199)	274	(89)	336
Total other comprehensive income (loss)	(199)	274	(89)	336
Comprehensive loss	(75,008)	(14,465)	(108,444)	(38,206)
Comprehensive loss attributable to noncontrolling interests	(945)	(552)	(1,919)	(1,291)
Comprehensive loss attributable to Sorrento	$(74,063)	$(13,913)	$(106,525)	$(36,915)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock upon exercise of stock options	25,815	—	—	—	162	—	—	—	162
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement, net	7,786,743	1	—	—	58,272	—	—	—	58,273
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Stock-based compensation	—	—	—	—	2,939	—	—	(29)	2,910
Foreign currency translation adjustment	—	—	—	—	—	(89)	—	—	(89)
Net loss	—	—	—	—	—	—	(106,436)	(1,919)	(108,355)
Balance, June 30, 2018	116,240,963	$12	7,568,182	(49,464)	$574,316	$153	$(270,646)	$5,094	$259,465

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	(1,400)	(2,027)
Issuance of common stock for public placement and investments, net	24,855,872	3	—	—	45,595	—	—	—	45,598
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	2,626	—	—	—	2,626
Foreign currency translation adjustment	—	—	—	—	—	336	—	—	336
Issuance of common stock for private placement and investments, net	797,081	—	—	—	1,673	—	—	—	1,673
Net loss	—	—	—	—	—	—	(37,251)	(1,291)	(38,542)
Balance, June 30, 2017	76,540,055	$9	7,568,182	(49,464)	$353,162	$218	$(211,503)	$3,774	$96,196

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(108,355)	$(38,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,931	3,188
Non-cash interest expense	44,272	563
Loss on trading securities	118	450
Amortization of debt issuance costs and debt discount	515	371
Stock-based compensation	2,910	2,626
Loss on equity method investments	3,027	2,050
Loss (gain) on contingent liabilities and acquisition consideration payable	13,663	(4,090)
Deferred tax provision	(2,253)	(3,064)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	7	(680)
Accrued payroll	2,187	(311)
Prepaid expenses and other	(99)	751
Deposits and other assets	1,622	181
Accounts payable	(326)	(1,063)
Deferred revenue	(2,115)	(4,831)
Deferred rent and other	(120)	(461)
Acquisition consideration payable for Scilex	(2,020)	—
Accrued expenses and other liabilities	(3,049)	1,198
Net cash used for operating activities	(46,085)	(41,664)
Investing activities
Purchases of property and equipment	(2,812)	(6,783)
Investment in Celularity	—	(3,000)
Purchase of business, net of cash acquired	—	(557)
Net cash used in investing activities	(2,812)	(10,340)
Financing activities
Proceeds from bridge loan for Scilex regulatory milestone	20,000	—
Repayment of bridge loan for Scilex regulatory milestone	(20,000)	—
Repayment under the amended loan and security agreement	—	(21,500)
Proceeds from loan agreement	1,586	—
Payments under deferred compensation arrangements	—	(1,012)
Scilex consideration for regulatory milestone	(22,466)	—
Proceeds from issuance of common stock, net of issuance costs	58,273	45,628
Proceeds from issuance of convertible notes	37,849	—
Proceeds from exercise of stock options	162	—
Net cash provided by financing activities	75,404	23,116
Net change in cash and cash equivalents	26,507	(28,888)
Net effect of exchange rate changes on cash	(152)	171
Cash and cash equivalents at beginning of period	20,429	82,398
Cash and cash equivalents at end of period	$46,784	$53,681
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$15	$30
Interest paid	$1,128	$2,044
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	$11,308	$15,465
BDL non-cash consideration	$2,340	$—
Property and equipment costs incurred but not paid	$391	$422
Scilex non-cash consideration for regulatory milestone	$13,744	$—
Investment in Celularity	$—	$2,000
Conversion of convertible notes	$50,000	$—

 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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
Through June 30, 2018, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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
2. Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has historically operated with working capital deficiencies and expects to operate in the future with working capital deficiencies and has incurred substantial net losses for the years ended December 31, 2017 and 2016, and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.
As of June 30, 2018, the Company had $37.8 million of long term debt issued in a private placement (the "Private Placement") pursuant to a Securities Purchase Agreement, dated as of March 26, 2018, as amended by Amendment No. 1 thereto, dated as of June 13, 2018 (the “Securities Purchase Agreement”), among the Company and certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers (1) convertible promissory notes in an aggregate principal amount of $37,848,750 (the “Notes”), which accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) June 13, 2023, and (b) the date of the closing of a change in control of the Company (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 2,698,662 shares of the common stock of the Company.
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
Universal Shelf Registration
In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “2014 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This 2014 Shelf Registration Statement provided the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that could be issued and sold under a sales agreement with MLV & Co. LLC (the “2014 ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $13.9 million in shares of common stock under the 2014 ATM Facility.
In April 2017, the Company completed a public offering of $47.5 million of shares of common stock pursuant to the 2014 Shelf Registration Statement for net proceeds of approximately $43.1 million.
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2014 Shelf Registration Statement expired on December 6, 2017 when the 2017 Shelf Registration was declared effective. The 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $0.9 million in shares of common stock under the ATM Facility. During the three and six month periods ended June 30, 2018, the Company sold approximately $9.6 million and $60.2 million in shares of common stock, respectively, under the ATM Facility. The Company can offer up to approximately $38.9 million of additional shares of common stock under the ATM Facility, subject to certain limitations.

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

2017 Private Investment in Public Entity Financing
On December 11, 2017, the Company entered into a Securities Purchase Agreement (the "December 2017 Securities Purchase Agreement") with certain accredited investors (collectively, the "December 2017 Purchasers"). Pursuant to the December 2017 Securities Purchase Agreement, on December 21, 2017, the Company issued and sold to the December 2017 Purchasers, in a private placement transaction, (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the "December 2017 Notes"), which accrued simple interest at a rate equal to 5.0% per annum and would mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control of the Company (the "December 2017 Warrant Maturity Date"), and (2) warrants (the "December 2017 Warrants") to purchase an aggregate of 12,121,210 shares of the common stock of the Company.
At any time and from time to time before the December 2017 Warrant Maturity Date, each December 2017 Purchaser had the option to convert any portion of the outstanding principal amount of such December 2017 Purchaser’s December 2017 Note that was equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such December 2017 Purchaser's December 2017 Note into shares of common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the December 2017 Notes was to be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018.
Each December 2017 Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the December 2017 Warrants, in which case the December 2017 Warrants shall also be exercisable on a cashless exercise basis.
On May 17, 2018, the December 2017 Purchasers converted the full outstanding principal under the December 2017 Notes into 22,038,565 shares of the Company's common stock, and the Company paid to the December 2017 Purchasers cash in an aggregate amount of $1.0 million in accrued but unpaid interest. The unamortized discount remaining at the date of conversion of $44.3 million was recognized immediately at that date as interest expense.
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
2018 Private Investment in Public Entity Financing
On March 26, 2018, the Company entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers, in the Private Placement, the Notes in an aggregate principal amount of $120,500,000 and Warrants to purchase an aggregate of 8,591,794 shares.
On June 13, 2018, the Company entered into an amendment (the “Amendment”) to the Securities Purchase Agreement. Under the terms of the Amendment, the Company and the Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of the common stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.

On June 13, 2018, pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers, in the Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of the common stock of the Company.
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

Each Warrant has an exercise price of $8.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on December 11, 2018, has a term of five and a half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. For the three and six months ended June 30, 2018 and 2017, no other-than-temporary impairment charges were recorded.
Grants and Accounts Receivable
Grants receivable at June 30, 2018 and December 31, 2017 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at June 30, 2018 and December 31, 2017 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $20 thousand.
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
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2017, noting no impairment. There have not been any triggering events indicating the potential for impairment through June 30, 2018.

The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through June 30, 2018.
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
Debt with Detachable Warrants
Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815.
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
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as future milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combinations of Virttu Biologics Limited ("Virttu") and Scilex Pharmaceuticals Inc. ("Scilex"), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying condensed consolidated balance sheet. The Company intends to commence amortization of acquired in-process research and development upon commercialization of the related products. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Income Taxes
The provisions of ASC Topic 740 “Income Taxes,” addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has uncertain tax positions.
The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2017 and June 30, 2018, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its investment in Scilex.
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
As of December 31, 2017 and June 30, 2018, the future performance obligations for royalty and license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.

The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2017 and June 30, 2018, was approximately $9.0 million and $8.7 million, respectively. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.
As of December 31, 2017 and June 30, 2018, the NantCell license agreement, effective April 21, 2015, represented $110 million of contract liabilities reflected in long-term deferred revenue. See Note 11 for additional information regarding the remaining performance obligation for the significant agreement.
Sales and Services Revenues
Sales and services revenues are comprised of contract manufacturing associated with sales of customized reagents at Concortis Biosystems Corporation, materials and supply agreements, contract manufacturing services at BioServ Corporation, and the Company’s joint development agreement with Celularity Inc.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company applied the practical expedient in ASC Topic 606-10-50-14 to the revenue contracts for our Concortis Biosystems Corporation sales and services and materials and supply agreements due to the short-term length of such contracts.
The following table shows sales and service revenues disaggregated by product and services type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Concortis sales and services	895	883	2,358	2,071
Materials and supply agreements	—	85	861	403
Bioserv sales and services	1,231	1,187	3,367	2,037
Joint development agreement	1,667	—	3,333	—
	$3,793	$2,155	$9,919	$4,511
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
Materials and Supply Agreements
Revenues from the sale of materials associated with our research and development arrangements are recognized upon the transfer of control, which is generally, upon shipment. Outstanding performance obligations related to materials and supply agreements was $1.6 million as of June 30, 2018, and the Company expects to fulfill such obligations during the remainder of 2018.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company's Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2017 and June 30, 2018, the Company had approximately $0.5 million and $0.4 million of unbilled accounts receivable for which revenue has been recognized but not billed at the reporting date, respectively. As of December 31, 2017 and June 30, 2018, the Company had approximately $0.4 million and $0.3 million of upfront payments related to its contract manufacturing services included in deferred revenue, respectively.
As of December 31, 2017 and June 30, 2018, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $3.0 million and $2.6 million, respectively. The Company expects to recognize revenue on approximately $2.1 million of these remaining performance obligations over the next twelve months.
The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2018	2019	2020 and thereafter
Contract manufacturing services	$1,640	$648	$353

Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity Inc. whereby the Company agreed to provide research services to Celularity Inc. through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million will be recognized over the length of the service agreement as services are performed. The Company recorded sales and services revenues under the joint development agreement of $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and $1.7 million for the year ended December 31, 2017.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718 “Compensation – Stock Compensation,” which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is generally measured at the grant date, based on the calculated fair value of the award and an estimate of forfeitures, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).
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
These outstanding securities consist of the following:

	Quarters Ended June 30,
	2018	2017
Outstanding options	7,616,950	4,375,276
Outstanding warrants	19,528,732	5,932,998
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-20 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations and cash flows. The Company's leases are discussed in Note 14. The Company currently expects to record right-of-use assets and lease liabilities with regard to its leases in the consolidated balance sheets.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU No. 2018-07 will have on the Company’s consolidated financial position, results of operations or cash flows.
4. Acquisitions
Acquisition of Virttu Biologics Limited
On April 27, 2017, the Company entered into a Share Purchase Agreement (the “Virttu Purchase Agreement”) with TNK Therapeutics, Inc., a majority-owned subsidiary of the Company (“TNK”), Virttu, the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders ("Dayspring"), pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu (the “Virttu Acquisition”).
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
At the closing of the Virttu Acquisition (the “Closing”), the Company issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, the Company agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK would have issued to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration was held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, the Company would issue to the Virttu Shareholders an aggregate number of shares of the Company’s common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Company’s common stock after the Closing).
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
The consolidated financial statements include the preliminary results of operations from this transaction, which have been accounted for as a business combination, and require, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final valuation of the acquired assets and liabilities resulted in the recognition of identifiable assets of approximately $16.0 million comprised mainly of in-process research and development of approximately $15.4 million, deferred tax liabilities of $0.8 million and goodwill of approximately $1.4 million. Various factors contributed to the establishment of goodwill, including an assembled workforce.
In connection with the Virttu transaction, the Company recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. No acquisition costs in connection with the Virttu transaction were recorded for the three and six months ended June 30, 2018. Acquisition costs are expensed as incurred.

TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018, the Company, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, the Company agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of its common stock to the Virttu Shareholders and (2) $9.9 million payable in cash .
The Company issued an aggregate of 1,795,011 shares of its common stock to the Virttu Shareholders on April 27, 2018 for a value of $11.3 million. The approximately $9.9 million payable in cash has not been paid as of the date of this filing.
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
Under the terms of the Scilex Purchase Agreement, upon receipt of notice from the U.S. Food and Drug Administration (the "FDA") that the FDA has approved Scilex's new drug application for ZTlido™ (lidocaine topical system 1.8%) for the treatment of postherpetic neuralgia (the "NDA") for commercialization, the Company was obligated to deliver to the Scilex Stockholders cash and shares of its common stock in such proportion to be determined in the Company’s sole discretion as a milestone payment. On February 28, 2018, the Company received notice from the FDA that the FDA had approved the NDA. As a result, the Company issued to the Scilex Stockholders consideration valued at approximately $38.2 million, which included an aggregate of 1,381,346 shares of common stock of approximately $13.7 million, cash payment of approximately $24.5 million, which included a bridge loan of approximately $20.0 million with B. Riley FBR to facilitate the timing of the cash payment and resulted in a change in fair value of $6.0 million since December 31, 2017, for the contingent consideration upon settlement.
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
Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.  (in thousands):

	Fair Value Measurements at June 30, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$46,784	$46,784	$—	$—
Marketable securities	$323	$266	$—	$57
Total assets	$47,107	$47,050	$—	$57
Liabilities:
Acquisition consideration payable	$16,055	$—	$—	$16,055
Total liabilities	$16,055	$—	$—	$16,055

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$20,429	$20,429	$—	$—
Marketable securities	$441	$356	$—	$85
Total assets	$20,870	$20,785	$—	$85
Liabilities:
Acquisition consideration payable	$54,272	$—	$—	$54,272
Total liabilities	$54,272	$—	$—	$54,272
The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its investment in Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), agreement with Roger Williams Medical Center (“RWMC”), and acquisitions of Concortis, Inc., (“Concortis”), and Virttu. The fair value of the contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2018:

(in thousands)	Fair Value
Beginning Balance at December 31, 2017	54,272
Re-measurement of Fair Value	13,663
Payment of current year contingent consideration	(51,880)
Ending Balance at June 30, 2018	$16,055
The payment of current year contingent consideration for the six months ended June 30, 2018 includes the settlement of Scilex and BDL liabilities for $38.2 million and $2.3 million, respectively, and the $11.3 million partial settlement of the Virttu financing milestone in common shares of the Company ($9.9 million of the Virttu contingent liability remains to be paid in cash).
The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at June 30, 2018:

(in thousands)	Fair Value Measurements at June 30, 2018	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Virttu Contingent Consideration (Non-current)	$1,126	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Concortis Contingent Consideration	$511	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,782	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,673	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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
6. Marketable Securities
Marketable securities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(427)	$—	$323

	December 31, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(309)	$—	$441
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
For the three months ended June 30, 2018 and 2017, the Company recorded a loss of $0.1 million and $0.6 million, respectively, on trading securities. For the the six months ended June 30, 2018 and 2017, the Company recorded a loss of $0.1 million and $0.5 million on trading securities, respectively. The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at June 30, 2018 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2018 (in thousands):

Total
Beginning balance at December 31, 2017	$84
Change in fair value of warrant	(27)
Ending balance at June 30, 2018	$57
7. Property and Equipment
Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Furniture and fixtures	1,077	1,035
Office equipment	479	493
Machinery and lab equipment	22,573	19,868
Leasehold improvements	7,460	7,327
Construction in progress	292	—
	31,881	28,723
Less accumulated depreciation	(11,988)	(9,378)
	$19,893	$19,345
Depreciation expense for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $2.6 million and $1.9 million, respectively.
8. Cost Method Investments
As of June 30, 2018 and December 31, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc.
The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the six months ended June 30, 2018.
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
In April 2015, the Company and NantCell, a subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma, contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint two and three representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs, and other immune-check point antibodies as well as ADCs and bispecific antibodies.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company's minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company's equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company's 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company's investment in NANTibody of $3.7 million which approximates its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of June 30, 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.5 million.

NANTibody recorded net loss of $73 thousand and net profit $276 thousand for the three months ended March 31, 2018 and 2017, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its condensed consolidated statement of operations for the six months ended June 30, 2018 and 2017.  As of March 31, 2018, NANTibody had $9.8 million in current assets and $1.8 million in current liabilities and no noncurrent assets or noncurrent liabilities.
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
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity method investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December†31, 2017. A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the three months ended June 30, 2018.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of June 30, 2018, the carrying value of the Company’s investment in NantStem was approximately $18.2 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $1.7 million at June 30, 2018.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net loss of $331 thousand and net profit of $369 thousand for the three months ended March 31, 2018 and 2017, respectively.  The Company recorded its portion of loss from NantStem (in addition to the immaterial impairment) in loss on equity method investments on its condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017.  As of March 31, 2018, NantStem had $82.3 million in current assets and $27 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of June 30, 2018, the carrying value of the Company’s investment in ImmuneOncia was approximately $4.5 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.8 million at June 30, 2018.
ImmuneOncia recorded a net loss of $3.1 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively.  ImmuneOncia recorded a net loss of $4.7 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity method investments on its condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017.  As of June 30, 2018, ImmuneOncia had $3.1 million in current assets, $344 thousand in current liabilities, $7.8 million in noncurrent assets, and no noncurrent liabilities.
In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three, a China based company. The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity method investments on the condensed consolidated statement of operations.  As of June 30, 2018, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses or net loss for the three and six months ended March 31, 2018 and 2017.  As of March 31, 2018, Shanghai Three had $0.4 million in current assets, $2.9 million in current liabilities, $5.5 million in noncurrent assets, and $2.2 million in noncurrent liabilities.
Fair Value of Equity Method Investment
The Company periodically evaluates the carrying value of its equity method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company determines the fair value of its equity method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company's holdings in privately held biotechnology companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values and unobservable inputs, including future cash flows.

10. Goodwill and Intangible Assets
 At June 30, 2018 and December 31, 2017, the Company had recorded goodwill of $38.3 million.  The Company performed a qualitative test for goodwill impairment as of December 31, 2017. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and six months ended June 30, 2018 and 2017. A summary of the Company's goodwill as of June 30, 2018 is as follows (in thousands):

Total
Balance at December 31, 2017	$38,298
Goodwill Acquired from Acquisitions	—
Balance at June 30, 2018	$38,298
The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,236	$349
Acquired technology	3,410	797	2,613
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	3,652	29,068
Total intangible assets	$75,375	$5,685	$69,690

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,091	$494
Acquired technology	3,410	709	2,701
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	2,562	30,158
Total intangible assets	$75,375	$4,362	$71,013
As of June 30, 2018, the remaining weighted average life for identifiable intangible assets is 15 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended June 30, 2018 and 2017 was $545 thousand and $552 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations. Amortization expense for the six months ended June 30, 2018 and 2017 was $1,090 thousand and $1,059 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for each of the three months ended June 30, 2018 and 2017 was $44 thousand, which has been included in intangibles amortization on the condensed consolidated statement of operations. Amortization expense for each of the six months ended June 30, 2018 and 2017 was $88 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.
Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended June 30, 2018 and 2017, was $72 thousand and $73 thousand, respectively, which has been included in intangibles amortization. Amortization expense for each of the six months ended June 30, 2018 and 2017 was $145 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired in-process research and development is stated at cost and may be immediately expensed if there is no alternative future use. The Company intends to begin amortization of acquired in-process research and development costs associated with the Scilex and Virttu business combinations upon commercialization of the respective products. The acquired in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.
Estimated future amortization expense related to intangible assets at June 30, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018	$1,680
2019	3,845
2020	3,845
2021	5,040
2022	5,040
Thereafter	50,240
Total	$69,690
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
In December 2017, the Company agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations for the year ended December 31, 2017. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019, respectively. The Company is not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of June 30, 2018.
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with RWMC to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, RWMC will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted RWMC $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During each of the quarters ended June 30, 2018 and 2017, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement. During each of the six months ended June 30, 2018 and 2017, the Company recognized approximately $340 thousand in pre-clinical research and development expense pursuant to the agreement.

License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of June 30, 2018, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus ("S. aureus" or “Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For each of the quarters ended June 30, 2018 and 2017, the Company recorded $14 thousand in patent prosecution and maintenance costs associated with the TSRI License. For the six months ended June 30, 2018 and 2017, the Company recorded $24 thousand and $41 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.
NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staph infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. The Staph Grant III Award was not extended beyond June 30, 2017 and the remaining amounts for the award have been recorded as of June 30, 2018. During each of the quarters ended June 30, 2018 and 2017, the Company recorded $0 and $94 thousand of revenue associated with the Staph Grant III Award, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded $0 and $195 thousand of revenue associated with the Staph Grant III Award, respectively.

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
2018 Chinese Yuan (“RMB”) Loan
In March 2018, the Company entered into a term loan in the aggregate principal amount of $1.6 million ("RMB 10.0 million") with the Bank of China and the Agricultural Bank of China, which is guaranteed by Levena Suzhou Biopharma, Co. Ltd. This one year bank facility was used for working capital purposes. The proceeds from the loan agreement are reflected as financing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2018. The outstanding balance is repayable from February 2018 to March 2019. The interest rate on this loan is 5%.
2017 Securities Purchase Agreement in Private Placement
On December 11, 2017, the Company entered into the December 2017 Securities Purchase Agreement with the December 2017 Purchasers. Pursuant to the December 2017 Securities Purchase Agreement, on December 21, 2017, the

Company issued and sold to the December 2017 Purchasers, in a private placement transaction, the December 2017 Notes and the December 2017 Warrants.
At any time and from time to time before the December 2017 Warrant Maturity Date, each December 2017 Purchaser had the option to convert any portion of the outstanding principal amount of such December 2017 Purchaser’s December 2017 Note that was equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such December 2017 Purchaser's December 2017 Note into shares of common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the December 2017 Notes was to be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018.
Each December 2017 Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the December 2017 Warrants, in which case the December 2017 Warrants shall also be exercisable on a cashless exercise basis.
On May 17, 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of the Company’s common stock, and the Company paid to the December 2017 Purchasers cash in an aggregate amount of $1.0 million in accrued but unpaid interest. The unamortized discount remaining at the date of conversion of $44.3 million was recognized immediately at that date as interest expense.
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
2018 Securities Purchase Agreement in Private Placement
On March 26, 2018, the Company entered into the Securities Purchase Agreement with the Purchasers. Pursuant the Securities Purchase Agreement, the Company agreed to issue and sell to the Purchasers, in the Private Placement, (1) the Notes in an aggregate principal amount of $120,500,000, and (2) the Warrants to purchase 8,591,794 shares of the common stock of the Company.
On June 13, 2018, the Company entered into an amendment (the “Amendment”) to the Securities Purchase Agreement. Under the terms of the Amendment, the Company and the Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of Common Stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.

On June 13, 2018, pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers, in the Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock.
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
Each Warrant has an exercise price of $8.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on December 11, 2018, has a term of five and a half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
See Note 3 for discussion of the Company’s policies for accounting for debt with detachable warrants. In connection with the issuance of the Notes and Warrants, the Company recorded a debt discount of approximately $21.6 million based on an allocation of proceeds to the Warrants of approximately $9.6 million and a beneficial conversion feature of approximately $12.0 million, before issuance costs. The Company accounts for the debt at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes.
The fair value of the Notes was estimated using a lattice model with Level 2 inputs including the stock price volatility, risk-free interest rate, and debt yield. As of June 30, 2018, the estimated fair value of the Notes was approximately $40.6 million, compared to the carrying value of $16.2 million, as a result of unamortized debt discount. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the conversion premium on the Notes.
Convertible debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$37,849
Debt discount - warrant	(9,643)
Debt discount - beneficial conversion feature	(12,005)
Capitalized debt issuance costs	(98)
Accretion of debt issuance costs and other	—
Accretion of debt discount	100
Balance at June 30, 2018	16,203
Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands) as of June 30, 2018:

Years Ending December 31,
2018	946
2019	1,892
2020	1,893
2021	1,892
2022	1,893
2023	38,795
Total future minimum payments	47,311
Unpaid interest	(9,462)
Unamortized debt discount	(21,549)
Unamortized capitalized debt issuance costs	(97)
Total minimum payment	16,203
Current portion	—
Long-term debt	$16,203
13. Stock Incentive Plans
2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 non-statutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to ten years from the grant date. No further shares may be granted under this plan and, as of June 30, 2018, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.
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
The following table summarizes stock option activity as of June 30, 2018 and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,343,400	$4.74	$6,290
Options Granted	1,566,200	$7.23
Options Canceled	(266,835)	$4.36
Options Exercised	(25,815)	$6.04
Outstanding at June 30, 2018	7,616,950	$5.26	$19,460
The aggregate intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was $4 thousand and $0, respectively.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $52 thousand and $0, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six Months Ended June 30,
	2018	2017
Weighted-average grant date fair value	$7.39	$5.20
Dividend yield	—%	—%
Volatility	81%	64%
Risk-free interest rate	2.52%	2.16%
Expected life of options	6.1 years	6.1 years
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
The total employee and director stock-based compensation recorded as operating expenses was $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of June 30, 2018 was $10.8 million and the weighted average period over which these grants are expected to vest is 3.0 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $178 thousand and $8 thousand for the three months ended June 30, 2018 and 2017, respectively, and $275 thousand and $34 thousand for the six months ended June 30, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at June 30, 2018:

Common stock warrants outstanding under the underwriters agreement	182,600
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	14,819,872
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	10,756,281
Shares issuable upon the conversion of the 2018 Notes	5,397,325
Issuable under assignment agreement based upon achievement of certain milestones	80,000
35,765,538

2017 Equity Incentive Plan
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Equity Incentive Plan, reserved 4.0 million shares of Scilex common stock and awarded 1.0 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of June 30, 2018, 0.5 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.0 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.2 million shares were canceled. As of June 30, 2018, 0.9 million options were outstanding.
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
In May 2015, the Company’s subsidiary, LA Cell, adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.5 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.2 million shares were canceled. As of June 30, 2018, 0.3 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.6 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.1 million shares were canceled. As of June 30, 2018, no options were outstanding.

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
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 0.8 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.1 million shares were canceled. As of June 30, 2018, no options were outstanding.
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
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.3 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 75,000 shares were canceled. As of June 30, 2018, no options were outstanding.
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
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended June 30, 2018 and 2017 was $0 and $54 thousand, respectively and was $0 and $96 thousand for the six months ended June 30, 2018 and 2017, respectively. No unrecognized stock-based compensation expense related to unvested director stock option and warrant grants remained for these entities as of June 30, 2018.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $149 thousand for each of the three months ended June 30, 2018 and 2017, and was $358 thousand for each of the six months ended June 30, 2018 and 2017.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the six months ended June 30, 2018 were as follows: expected dividend yield – 0%, risk-free interest rate –2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 135,000 shares were canceled. As of June 30, 2018, 88,000 options were outstanding.
The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark was $0 for each of the three and six months ended June 30, 2018 and 2017. No unrecognized stock-based compensation expense remains related to stock option grants as of June 30, 2018.

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
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell, Inc. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement consisted of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees were submitted to the Court for approval. On May 15, 2018, the Court held a hearing on the request for approval of the settlement and approved the settlement and awarded plaintiff’s counsel attorneys’ fees of $3.25 million. This case was dismissed with prejudice. The Company has caused the attorneys’ fees payment to be made, which payment was covered in large part, but not in whole, by insurance.
Immunomedics Litigation
On June 26, 2015, Immunomedics, Inc. (“Immunomedics”) filed a complaint in the United States District Court for the District of New Jersey (the “New Jersey Case”) against the Board of Directors of RWMC, Dr. Richard P. Junghans, Dr. Steven C. Katz, the Office of the Board of Advisors of Tufts University School of Medicine, and one or more individuals or entities to be identified later. This complaint (the "Initial Complaint") alleged, among other things: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) tortious interference with prospective economic gain; (4) tortious interference with contracts; (5) misappropriation; (6) conversion; (7) bailment; (8) negligence; (9) vicarious liability; and (10) patent infringement. Overall, the allegations in the Initial Complaint were generally directed to an alleged material transfer agreement dated December 2008 and Immunomedics’ alleged request for the return of certain alleged research material, as well as the alleged improper use and conversion of such research materials outside the scope of the material transfer agreement.
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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint included, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and

CARgenix were dismissed as defendants from the New Jersey Case. Under various agreements, TNK has certain indemnification obligations to RWMC, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the New Jersey Case. The New Jersey Case remains pending against defendants RWMC, Dr. Junghans, and Dr. Katz. A trial date has not yet been set.
On April 27, 2018, Immunomedics filed a complaint against the Company and TNK in San Diego Superior Court, Case No. 37-2018-00021006-CU-NP-CTL (the “San Diego Case”). The complaint includes, among other things, allegations against the Company and TNK regarding: (1) conversion; (2) tortious interference; and (3) inducing breach of contract. No trial date has yet been set in the San Diego Case.

The Company believes that the New Jersey Case and the San Diego Case are without merit, and will vigorously defend itself in the litigation. However, should Immunomedics prevail against the Company, RWMC or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss is probable or reasonably possible with respect to the New Jersey Case or the San Diego Case or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.

Cantor Fitzgerald & Co. Litigation

On May 25, 2018, Cantor Fitzgerald & Co. (“CF&Co.”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, Index No. 652633/2018. The complaint includes, among other things, allegations against the Company for breach of contract arising out of a letter agreement whereby CF&Co. was to supply certain services to the Company in exchange for a fee (the “CF & Co. Litigation”). The Company has filed an Answer and Counterclaim for breach of contract against CF&Co claiming that CF&Co. did not perform under the letter agreement. The Company believes CF&Co.’s claims against the Company are without merit and will vigorously defend itself in the litigation. At this point in time, the Company is unable to determine whether any loss is probable or reasonably possible with respect to the CF&Co. Litigation or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.
Operating Leases
The Company currently leases in San Diego, California approximately 130,575 square feet of corporate office and laboratory space and approximately 1,405 square feet of office space at a second location as well as approximately 36,400 square feet for offices, facilities for cGMP fill and finish and storage space.
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
The Company’s income tax benefit of $2.3 million and $3.1 million reflect effective tax rates of 2.1% and 7.5% for the six months ended June 30, 2018 and 2017, respectively.
The difference between the expected statutory federal tax expense of 21% and the 2.1% effective tax expense for the six months ended June 30, 2018 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
As of June 30, 2018, the Company had approximately $3.9 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of June 30, 2017, the Company had approximately $2.8 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the six months ended June 30, 2018 and 2017, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of June 30, 2018.
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
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of June 30, 2018, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $4.5 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of common stock and warrants.
On August 15, 2017, the transactions contemplated by that certain Contribution Agreement, dated June 12, 2017, by and among the Company, TNK and Celularity Inc. (“Celularity”), pursuant to which, among other things, the Company and TNK agreed to contribute certain intellectual property rights related to their proprietary chimeric antigen receptor constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis closed. Dr. Henry Ji, the Company's Chairman of the Board, President and Chief Executive Officer, Jaisim Shah, a member of the Company’s Board of Directors and David Deming, a member of the Company’s Board of Directors, were previously appointed as members of the board of directors of Celularity.
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
17. Loss Per Share
For the three and six months ended June 30, 2018 and 2017, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and Diluted
Net loss	$(73,864)	$(14,187)	$(106,436)	$(37,251)

Denominator for Basic and Diluted Loss Per Share	100,563	70,302	92,795	60,650
Basic and Diluted Loss Per Share	$(0.73)	$(0.20)	$(1.15)	$(0.61)
The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for the three months ended June 30, 2018 and 2017 were 2.5 million and 4.3 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for the three months ended June 30, 2018 and 2017 were 1.1 million and 1.1 million, respectively.

The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for the six months ended June 30, 2018 and 2017 were 2.5 million and 4.3 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for the six months ended June 30, 2018 and 2017 were 2.2 million and 2.2 million, respectively.

Basic and diluted per share amounts are computed independently in the consolidated statements of operations. Therefore, the sum of per share components may not equal the per share amounts presented.
18. Subsequent Events
SofusaTM Acquisition
On July 2, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) pursuant to which, among other things, the Company acquired certain of Kimberly-Clark’s assets related to microneedle drug delivery systems, including the SofusaTM platform (the “Assets”), and assumed certain of Kimberly-Clark’s liabilities related to the Assets (the “Acquisition”).  The closing of the Acquisition (the “Closing”) occurred on July 2, 2018. At the Closing, the Company paid $10 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by the Company in connection with any license, sale or other grant of rights by the Company to develop or commercialize the Assets (all such additional consideration, the “Contingent Consideration”). Under the Purchase Agreement, the aggregate amount of the Contingent Consideration payable by the Company will not exceed $300.0 million.  The Company also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by the Company or its licensees that utilizes intellectual property included in the Assets.

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
(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK would have issued to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration was held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, we would issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Closing).
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
TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018. Us, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, we agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of our common stock to the Virttu Shareholders and (2) $9.9 million payable in cash .
We issued an aggregate of 1,795,011 shares of our common stock to the Virttu Shareholders on April 27, 2018 for a value of $11.3 million. The approximately $9.9 million payable in cash has not been paid as of the date of this filing.
Celularity Transaction
On November 1, 2016, we loaned $5.0 million to Celularity Inc., a research and development company (“Celularity”), pursuant to a promissory note issued by us to Celularity, as amended (as so amended, the “Celularity Note”), in connection with the entry into a nonbinding term sheet by us, TNK and Celularity.  Pursuant to the terms of the Celularity Note, the loan will be due and payable in full on the earlier of November 1, 2017 and the occurrence of an event of default under the Celularity Note (the “Celularity Maturity Date”). Under the terms of the Celularity Note, in the event that Celularity met certain minimum financing conditions prior to the Maturity Date, all outstanding amounts under the Celularity Note would be forgiven and converted to equity. On May 31, 2017, we loaned an additional $2.0 million to Celularity pursuant to the terms of the Celularity Note. On June 14, 2017, we loaned an additional $1.0 million to Celularity. Additionally, on July 7, 2017, we loaned an additional $2.0 million to Celularity. The loan amounts were forgiven and converted to additional equity investment in Celularity as part of the closing of the Contribution Agreement (as defined below) on June 12, 2017.
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
Private Placement of Convertible Promissory Notes and Warrants
2017 Securities Purchase Agreement in Private Placement
On December 11, 2017, we entered into a Securities Purchase Agreement (the “December 2017 Securities Purchase Agreement”) with certain accredited investors (collectively, the “December 2017 Purchasers”). Pursuant to the December 2017 Securities Purchase Agreement, on December 21, 2017, we issued and sold to the December 2017 Purchasers, in a private placement transaction, (1) convertible promissory notes in an aggregate principal amount of $50,000,000 (the “December 2017 Notes”), which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control (the “December 2017 Warrant Maturity Date”), and (2) warrants (the “December 2017 Warrants”) to purchase an aggregate of 12,121,210 shares of our common stock.
At any time and from time to time before the December 2017 Warrant Maturity Date, each December 2017 Purchaser had the option to convert any portion of the outstanding principal amount of such December 2017 Purchaser’s December 2017 Note that was equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such December 2017 Purchaser's December 2017 Note into shares of common stock at a price per share of $2.26875, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Accrued but unpaid interest on the December 2017 Notes was to be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018.
Each December 2017 Warrant has an exercise price of $2.61 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on June 20, 2018, has a term of five and a half years and is exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the December 2017 Warrants, in which case the December 2017 Warrants shall also be exercisable on a cashless exercise basis.
On May 17, 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of our common stock. On May 17, 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of our common stock.

2018 Securities Purchase Agreement in Private Placement
On March 26, 2018, we entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the March 2018 Securities Purchase Agreement, we agreed to issue and sell to the Purchasers, in a private placement transaction (the “Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), which would accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) the date that is five years from the date of issuance, and (b) the date of the closing of a change in control, and (2) warrants to purchase 8,591,794 shares of the common stock of our common stock (the “Warrants”).

On June 13, 2018, we entered into an amendment (the “Amendment”) to the March 2018 Securities Purchase Agreement (as amended, the “Securities Purchase Agreement”). Under the terms of the Amendment, we and the Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of Common Stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.

On June 13, 2018, pursuant to the Securities Purchase Agreement, we issued and sold to the Purchasers, in the Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock.

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

Each Warrant has an exercise price of $8.77 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will become exercisable on December 11, 2018, has a term of five and a half years from the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the Warrants shall also be exercisable on a cashless exercise basis.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
During the quarter ended June 30, 2018, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, as filed with the SEC.
Results of Operations
The following describes certain line items set forth in our condensed consolidated statements of operations.
Comparison of the Three Months Ended June 30, 2018 and 2017

Revenues. Revenues were $3.9 million for the three months ended June 30, 2018, as compared to $4.7 million for the three months ended June 30, 2017. The net decrease of $0.8 million is primarily due to a decrease of $2.3 million in our royalty and license revenue due to higher revenues associated with the termination of the Servier license agreement in November 2017, offset by an increase of $1.6 million in our sales and services revenue, related primarily to our joint development agreement with Celularity.
In June 2014, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (the "NIH") awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus ("S. aureus" or "Staph") infections (the “Staph Grant III award”). The project period for this Phase II grant covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year. During the three months ended June 30, 2018 and 2017, we recorded $0 and $95 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the three months ended June 30, 2018 and 2017 were $1.2 million and $0.8 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $0.4 million is primarily attributable to increased indirect costs associated with certain contract manufacturing services.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2018 and 2017 were $17.9 million and $11.2 million, respectively. Research and development expenses include the costs to advance our Chimeric Antigen Receptor T-Cell ("CAR-T") programs for solid tumors, our resiniferatoxin ("RTX") program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our antibody drug conjugate ("ADC") preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
The increase of $6.7 million is primarily attributable to the change in payroll expense for research and development, facilities costs and an increase in R&D program costs in areas such as CAR-T and RTX. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. There was no expense related to acquired in-process research and development for each of the three months ended June 30, 2018 and 2017.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 and 2017 were $11.0 million and $9.1 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses. The increase of $1.9 million is primarily attributable to increased personnel costs as well as outside legal costs compared to prior year.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) continue our efforts to monitor and ensure compliance with our public reporting obligations, (iii) incur increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for each of the three months ended June 30, 2018 and 2017 was $0.7 million.

Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the three months ended June 30, 2018 and 2017 resulted in a loss of $1.4 million and a gain of $3.6 million, respectively. The change in acquisition consideration payable for the three months ended June 30, 2018 relates primarily to changes in the fair value of contingent consideration for the Virttu acquisitions of $2.6 million.
Virttu financing related contingent consideration was settled in part by issuing shares of our common stock during the three months ended June 30, 2018. The increase in the fair value of the contingent consideration related to Virttu of $2.6 million during the three months ended June 30, 2018 is primarily related to an increase in the value of our common stock during the same period.
Interest Expense. Interest expense for the three months ended June 30, 2018 and 2017 was $45.0 million and $1.2 million, respectively. The increase in interest expense of $43.8 million resulted primarily from the conversion of the December 2017 Notes during the three months ended June 30, 2018. The unamortized discount remaining at the date of conversion was recognized as interest expense in the three months ended June 30, 2018.
Interest Income. Interest income for the three months ended June 30, 2018 and 2017 was $6 thousand and $232 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax benefit. Income tax benefit for the three months ended June 30, 2018 and 2017 was $1.4 million and $1.4 million, respectively.
Loss on equity method investments.  Loss on equity method investments for the three months ended June 30, 2018 and 2017 was $2.1 million and $1.1 million, respectively. (See Note 9 of the accompanying notes to the condensed consolidated financial statements for additional information.)
Net Loss. Net loss for the three months ended June 30, 2018 and 2017 was $74.8 million and $14.7 million, respectively.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenues. Revenues were $10.2 million for the six months ended June 30, 2018, as compared to $9.5 million for the six months ended June 30, 2017. The net increase of $0.6 million is primarily due to an increase of $5.4 million in our sales and services related to contract manufacturing services as well as revenue related to a joint development agreement, offset by a decrease of $4.6 million in our royalty and license revenues resulting primarily from the termination of the Servier license agreement in November 2017.
In June 2014, the NIH awarded us the Staph Grant III award. The project period for this Phase II grant covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year. During the six months ended June 30, 2018 and 2017, we recorded $0 and $195 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the six months ended June 30, 2018 and 2017 were $2.5 million and $1.9 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $658 thousand is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2018 and 2017 were $32.6 million and $26.1 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
The increase of $6.5 million is primarily attributable to an increase in payroll expense for research and development, facilities costs and an increase in R&D program costs in areas such as CAR-T and RTX. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2018 and 2017 were $0 and $0.2 million, respectively.
General and Administrative Expenses. General and administrative expenses for each of the six months ended June 30, 2018 and 2017 were $21.0 million. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) continue our efforts to monitor and ensure compliance with our public reporting obligations, (iii) incur increased infrastructure costs, and (iv) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for each of the six months ended June 30, 2018 and 2017 was $1.3 million.
Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the six months ended June 30, 2018 and 2017 resulted in a loss of $13.7 million and a gain of $4.1 million, respectively.
The loss resulting from the change in acquisition consideration payable for the six months ended June 30, 2018 relates primarily to changes in the fair value of contingent consideration from the Scilex and Virttu acquisitions of $6.0 million and $6.4 million, respectively.
In advance of our settlement of the Scilex contingent consideration on February 28, 2018 for $38.2 million, the fair value of the obligation increased by $6.0 million from December 31, 2017 primarily due to an increase in the probability of achieving the clinical development milestone triggering the settlement of the contingent consideration from 95% to 100%. Additionally, a portion of the consideration was payable in shares of our common stock, which increased in value during the same period.
Virttu contingent consideration was settled in part by issuing shares of our common stock. The increase in the fair value of the contingent consideration related to Virttu of $6.4 million during the six months ended June 30, 2018 is primarily related to an increase in the value of our common stock during the same period.
Interest Expense. Interest expense for the six months ended June 30, 2018 and 2017 was $46.1 million and $2.8 million, respectively. The increase in interest expense resulted primarily from the conversion of the December 2017 Notes during the three months ended June 30, 2018. The unamortized discount remaining at the date of conversion of $44.3 million was recognized as interest expense in the six months ended June 30, 2018.
Interest Income. Interest income for the six months ended June 30, 2018 and 2017 was $10 thousand and $457 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income tax benefit. Income tax benefit for the six months ended June 30, 2018 and 2017 was $2.3 million and $3.1 million, respectively. The decrease in income tax benefit resulted mainly from the reduced effective tax rate due to tax reform.
Income (loss) on equity investments.  Income (loss) on equity investments for the six months ended June 30, 2018 and 2017 was $3.0 million and $2.1 million, respectively.
Net Loss. Net loss for the six months ended June 30, 2018 and 2017 was $108.4 million and $38.5 million, respectively.
Liquidity and Capital Resources
As of June 30, 2018, we had $46.8 million in cash and cash equivalents.

On March 26, 2018, we entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, we agreed to issue and sell to the Purchasers, in the Private Placement, the Notes in an aggregate principal amount of $120,500,000 and Warrants to purchase an aggregate of 8,591,794 shares.
On June 13, 2018, we entered into the Amendment, pursuant to which we and the Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of Common Stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.

On June 13, 2018, pursuant to the Securities Purchase Agreement, we issued and sold to the Purchasers, in the Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of our common stock.
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
Cash Flows from Operating Activities. Net cash used for operating activities was $46.1 million for the six months ended June 30, 2018 as compared to $41.7 million for the six months ended June 30, 2017. Cash used for operating activities increased by approximately $4.4 million and is primarily attributable to an increase in cash used for acquisition consideration for Scilex, rent expenses related to the relocation of our corporate offices, expenses resulting from non-compete agreements, and other operating activities.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities and fund our joint ventures, collaborations and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $2.8 million for the six months ended June 30, 2018 as compared to $10.3 million for the six months ended June 30, 2017. Cash used for investing activities decreased by approximately $7.0 million primarily due to higher spend in research and development equipment and the investment in Celularity in the prior year.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $75.4 million for the six months ended June 30, 2018 as compared to net cash used in financing of $23.1 million for the six months ended June 30, 2017. Cash provided by financing activities increased by approximately $52.3 million primarily due to sales of shares under the ATM Facility (as defined below) of approximately $58.3 million, the issuance of convertible notes of approximately $37.8 million in the current year, and the partial repayment of the amended loan and security agreement of approximately $21.5 million in the prior year, partially offset by the payments associated with the Scilex earn-out settlement of approximately $22.5 million for the six months ended June 30, 2018.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of approximately $269.7 million since inception, as we have not generated any product related revenue to date from our principal operations of commercializing the Company's intellectual property assets focused on delivering clinically meaningful therapies, as well as the out-licensing of our technologies, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development and commercialization, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.

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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the "2014 Shelf Registration"). The 2014 Shelf Registration Statement provided us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC. On April 19, 2017, we completed the offering of $47.5 million of common stock pursuant to the 2014 Shelf Registration Statement and received net proceeds of approximately $43.5 million. On November 9, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC (the "2017 Shelf Registration Statement") to replace the 2014 Shelf Registration Statement. The 2014 Shelf Registration Statement expired on December 6, 2017, when the 2017 Shelf Registration Statement was declared effective by the SEC. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our Common Stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the "ATM Facility"). During the twelve months ended December 31, 2017 and the six months ended June 30, 2018, we sold approximately $0.9 million and approximately $60.2 million in shares of common stock under the ATM Facility, respectively.  We have the ability to offer up to approximately $39.8 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
Pursuant to the 2017 Shelf Registration Statement, we may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering.
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
On April 19, 2017, the Offering was completed and resulted in net proceeds of approximately $43.1 million (excluding any sale of shares of common stock pursuant to the option granted to the Underwriters), after deducting underwriting discounts and commissions and estimated Offering expenses payable by us.
On December 11, 2017, we entered into the Securities Purchase Agreement with the Purchasers. Pursuant to the Securities Purchase Agreement, on December 21, 2017, we issued and sold to the Purchasers, in the Private Placement, (1) the Notes, which will accrue simple interest at a rate equal to 5.0% per annum and mature upon the Maturity Date, and (2) the Warrants to purchase an aggregate of 12,121,210 shares of our common stock. (See Note 12 of the accompanying notes to the condensed consolidated financial statements for additional information.)
On May 17, 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of the Company’s common stock, and the Company paid to the December 2017 Purchasers cash in an aggregate amount of $1.0 million in accrued but unpaid interest. The unamortized discount remaining at the date of conversion of $44.3 million was recognized immediately at that date as interest expense.
If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.
Uses of Cash. We have and plan to expand our business and intellectual property portfolio through the acquisition of new businesses and technologies as well as entering into licensing arrangements.

Acquisition of Virttu Biologics Limited
On April 27, 2017, we entered into the Virttu Purchase Agreement with TNK, Virttu, the Virttu Shareholders and Dayspring Ventures Limited, as the representative of the Virttu Shareholders.
At the Closing, we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of the Virttu Closing Shares and the Cash Consideration. The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a Qualified Financing, TNK would have issued to the Virttu Shareholders the TNK Financing Consideration; provided, however, that 20% of the TNK Financing Consideration was held in escrow until the Financing Due Date, to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, we would issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Closing).

(2) Within 45 business days after Virttu becomes aware of a Regulatory Approval, TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) the Regulatory Approval Cash and/or (b) (i) such number of shares of our common stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP (as defined below) of one share of our common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP, with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.
In connection with the Virttu transaction, we recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. No acquisition costs in connection with the Virttu transaction were recorded for the three or six months ended June 30, 2018. Acquisition costs are expensed as incurred.
TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018. Us, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, we agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of our common stock to the Virttu Shareholders and (2) $9.9 million payable in cash .
We issued an aggregate of 1,795,011 shares of our common stock to the Virttu Shareholders on April 27, 2018 for a value of $11.3 million. The approximately $9.9 million payable in cash has not been paid as of the date of this filing.
Acquisition of Scilex Pharmaceuticals Inc.
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
Under the terms of the Scilex Purchase Agreement, upon receipt of notice from the U.S. Food and Drug Administration (the "FDA") that the FDA has approved Scilex's new drug application for ZTlido™ (lidocaine topical system 1.8%) for the treatment of postherpetic neuralgia (the "NDA") for commercialization, we were obligated to deliver to the Scilex Stockholders cash and shares of its common stock in such proportion to be determined in our sole discretion as a milestone payment. On February 28, 2018, we received notice from the FDA that the FDA had approved the NDA. As a result, we issued to the Scilex Stockholders consideration valued at approximately $38.2 million, which included an aggregate of 1,381,346 shares of common stock of approximately $13.7 million, cash payment of approximately $24.5 million, including a bridge loan of approximately $20.0 million with B. Riley FBR and resulted in a change in fair value of $6.0 million since December 31, 2017, for the contingent consideration upon settlement.
License Agreement with Mabtech Limited

In August 2015, we entered into an exclusive licensing agreement to develop and commercialize multiple prespecified biosimilar and biobetter antibodies from Mabtech Limited.  Under the terms of the agreement, we will develop and market four mAbs for the North American, European and Japanese markets. We made an initial license payment of $10.0 million and in February 2016, paid an additional $10.0 million license payment, both of which were recognized as acquired in-process research and development expense in the condensed consolidated statements of operations as we determined there was no alternative future use for the license.
In June 2016, we agreed to accelerate and pay a $30.0 million milestone license payment which has been recognized as acquired in-process research and development expense in the condensed consolidated statements of operations, in exchange for the purchase by Mabtech Limited in June 2016, of $10.0 million of shares of common stock and warrants.
In December 2017, we agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations for the year ended December 31, 2017. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019. We are not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of June 30, 2018.
Off-Balance Sheet Arrangements
Since our inception through June 30, 2018, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Capital Market Risk. We currently do not have significant revenues from grants or sales and services and we have no product revenues from our planned principal operations of commercializing the Company's intellectual property assets focused on delivering clinically meaningful therapies, as well as the out-licensing of the Company's technologies, and therefore depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.
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
As a result of the material weakness, we have initiated and will continue to implement remediation measures including, but not limited to, establishing procedures to ensure that our existing controls to assess and monitor the appropriateness of the financial information provided by our equity method investees operate as designed. We believe that our remediation measures, when implemented, will provide reasonable assurance that we timely identify transactions and events occurring at our equity method investments that could have material accounting implications, assess the accounting and disclosures implications of the transactions and events, and account for such items in the financial statements appropriately in the time period in which such transactions and events occur.  Any failure to implement these improvements to our internal control over financial reporting may render our future assertions as ineffective and potentially impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating such material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented.

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
On October 25, 2017, Yvonne Williams filed a Supplemental and Amended Class Action and Derivative Complaint which re-added George Ng as a defendant, added Eragon Ventures, LLC as a defendant, and added certain claims challenging transactions whereby Eragon Ventures, LLC agreed to purchase certain stock in the Company’s subsidiary, LA Cell. Following a mediation held on November 16, 2017, the parties agreed that day to a term sheet reflecting a settlement of the Williams Action, which agreement was memorialized in a Stipulation and Agreement of Settlement executed on December 22, 2017 and filed with the Court. The settlement consisted of non-monetary consideration, such as the cancellation of certain subsidiary shares of stock that were obtained by defendants pursuant to options previously exercised by defendants. The settlement and plaintiff’s counsel’s request for an award of attorneys’ fees were submitted to the Court for approval. On May 15, 2018, the Court held a hearing on the request for approval of the settlement and approved the settlement and awarded plaintiff’s counsel attorneys’ fees of $3.25 million. This case was dismissed with prejudice. The Company has caused the attorneys’ fees payment to be made, which payment was covered in large part, but not in whole, by insurance.
Immunomedics Litigation
On June 26, 2015, Immunomedics, Inc. (“Immunomedics”) filed a complaint in the United States District Court for the District of New Jersey (the “New Jersey Case”) against the Board of Directors of Roger Williams Medical Center, Dr. Richard P. Junghans, Dr. Steven C. Katz, the Office of the Board of Advisors of Tufts University School of Medicine, and one or more individuals or entities to be identified later. This complaint (the "Initial Complaint") alleged, among other things: (1) breach of contract; (2) breach of covenant of good faith and fair dealing; (3) tortious interference with prospective economic gain; (4) tortious interference with contracts; (5) misappropriation; (6) conversion; (7) bailment; (8) negligence; (9) vicarious liability; and (10) patent infringement. Overall, the allegations in the Initial Complaint were generally directed to an alleged material transfer agreement dated December 2008 and Immunomedics’ alleged request for the return of certain alleged research material, as well as the alleged improper use and conversion of such research materials outside the scope of the material transfer agreement.
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

On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint included, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’s complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the New Jersey Case. Under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the New Jersey Case. The New Jersey Case remains pending against defendants Roger Williams Medical Center ("RWMC"), Dr. Junghans, and Dr. Katz. A trial date has not yet been set.
On April 27, 2018, Immunomedics filed a complaint against the Company and TNK in Superior Court, Case No. 37-2018-00021006-CU-NP-CTL (the “ San Diego Case”). The complaint includes, among other things, allegations against the Company and TNK regarding: (1) conversion; (2) tortious interference; and (3) inducing breach of contract. No trial date has yet been set in the San Diego Case.
The Company believes that the New Jersey Case and the San Diego Case are without merit, and will vigorously defend itself in the litigation. However, should Immunomedics prevail against the Company, RWMC or other defendants, certain patent rights optioned, owned and/or licensed by the Company could be at risk of invalidity or enforceability, or the litigation could otherwise adversely impact the Company’s ownership or other rights in certain intellectual property.  At this point in time, the Company is unable to determine whether any loss will occur with respect to the New Jersey Case or the San Diego Case or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.

Cantor Fitzgerald & Co. Litigation

On May 25, 2018, Cantor Fitzgerald & Co. (“CF&Co.”) filed a complaint against the Company in the Supreme Court of the State of New York, County of New York, Index No. 652633/2018. The complaint includes, among other things, allegations against the Company for breach of contract arising out of a letter agreement whereby CF&Co. was to supply certain services to the Company in exchange for a fee (the “CF & Co. Litigation”). The Company has filed an Answer and Counterclaim for breach of contract against CF&Co claiming that CF&Co. did not perform under the letter agreement. The Company believes CF&Co.’s claims against the Company are without merit and will vigorously defend itself in the litigation. At this point in time, the Company is unable to determine whether any loss will occur with respect to the CF&Co. Litigation or to estimate the range of such potential loss; therefore, no amount of loss has been accrued by the Company as of the date of filing of this Quarterly Report on Form 10-Q.

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

As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $270.6 million and $165.1 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance resiniferatoxin ("RTX") and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and antibody drug conjugate ("ADC") preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex”), in their commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

On June 13, 2018, we issued and sold convertible promissory notes in an aggregate principal amount of $37.8 million (the “Convertible Notes”) to certain accredited investors pursuant to a Securities Purchase Agreement, as amended (the “Securities Purchase Agreement”). The Convertible Notes accrue interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of June 13, 2023 and the date of the closing of a change of control (the “Maturity Date”). At any time and from time to time before the Maturity Date, the holders of the Convertible Notes have the option to convert any portion of the outstanding principal amount of the Convertible Notes that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of the Convertible Note being converted into shares of common stock at a price per share of $7.0125, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Any conversion of the Convertible Notes could result in material dilution to the Company's existing stockholders. Accrued but unpaid interest on the Convertible Notes shall be paid in cash semi-annually in arrears on or prior to the 30th day of June and 31st day of December of each calendar year commencing with the year ending December 31, 2018. If a holder elects to convert any of the principal amount of their Convertible Note, then all accrued but unpaid interest on such portion of the principal amount shall become due and payable in cash. The Securities Purchase Agreement and the Convertible Notes contain customary restrictive covenants, which will remain in effect so long as the aggregate outstanding principal amount of the Convertible Notes is at least $18.8 million, including significant limitations on incurring additional indebtedness, liens, declaring cash dividends or making cash distributions and dispositions of our assets, in each case subject to customary exceptions. The breach of such covenants or the occurrence of certain other events would result in the occurrence of an event of default. Upon the occurrence of an event of default and following any applicable cure periods, the interest rate under the Convertible Notes will automatically increase to 12.0% per annum, effective until the day after such default is cured, and the holders of the Convertible Notes may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Convertible Notes, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Any declaration by the holders of the Convertible Notes of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our operations in China subject us to risks and uncertainties relating to the laws and regulations of China.

Certain of our operations are currently based in China. Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment.  However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our operations in China.  China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade.  The promulgation of new laws and regulations and changes to existing laws and regulations may adversely affect foreign investors and foreign entities with operations in China. For example, the U.S. government has called for substantial changes to foreign trade policy with China and has recently raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on U.S. goods, which we anticipate will increase our cost of doing business in China. Any further changes in U.S. trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars and in increased costs for goods imported into the United States and our ability to sell goods and services in the affected countries, which may reduce customer demand for our products and services, especially if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, this may materially and adversely affect our sales and our business.

Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government.  Changes to Chinese regulations affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our Chinese operations and on our business and financial condition.

Risks Related to Our Intellectual Property

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.
Risks Related to Ownership of Our Common Stock

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Pursuant to our outstanding convertible notes issued in June 2018, so long as the outstanding principal amount under all such notes is at least $18,845,851, we are prohibited from paying any dividends without the prior written consent of the holders of such notes. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

These risks and others as described in our Annual Report on Form 10-K for the year ended December 31, 2017 may have a material adverse effect on our global operations and on our business and financial condition.

Item 6.    Exhibits.

EXHIBIT INDEX

4.1
Form of Convertible Promissory Note issued to investors pursuant to the Securities Purchase Agreement, dated as of June 13, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto.

4.2
Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of June 13, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto.

4.3	Registration Rights Agreement, dated June 13, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto.

10.1
Amendment No. 1 to Share Purchase Agreement, effective April 27, 2018, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Dayspring Ventures Limited, as representative of the shareholders of Virttu Biologics Limited.

10.2	Amendment No. 1 to Securities Purchase Agreement, effective June 13, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers set forth on the signature pages thereto.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	August 9, 2018	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)