Form 10-Q
period 2018-09-30
Sorrento Therapeutics, Inc.
filed 2018-11-09
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 6, 2018 was 122,273,467.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share amounts)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$135,441	$20,429
Marketable securities	297	441
Grants and accounts receivables, net	2,278	2,211
Income tax receivable	424	1,715
Prepaid expenses and other	6,805	4,904
Total current assets	145,245	29,700
Property and equipment, net	21,467	19,345
Intangibles, net	69,133	71,013
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	29,073	32,999
Restricted cash	45,000	—
Other, net	2,740	3,250
Total assets	$587,964	$431,613
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,203	$9,911
Accrued payroll and related benefits	8,168	4,485
Accrued expenses	12,938	7,274
Current portion of deferred revenue	632	3,864
Current portion of deferred rent	309	212
Acquisition consideration payable	14,929	53,209
Current portion of debt	28,231	—
Total current liabilities	82,410	78,955
Long-term debt	145,535	5,211
Deferred tax liabilities	12,472	15,535
Deferred revenue	118,127	119,287
Deferred rent and other	5,860	6,015
Total liabilities	364,404	225,003
Commitments and contingencies (See Note 14)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 750,000,000 shares authorized and 118,867,459 and 82,903,567 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13	9
Additional paid-in capital	588,938	413,901
Accumulated other comprehensive income (loss)	79	242
Accumulated deficit	(317,974)	(165,120)
Treasury stock, 7,568,182 shares at cost at September 30, 2018, and December 31, 2017	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	221,592	199,568
Noncontrolling interests	1,968	7,042
Total equity	223,560	206,610
Total liabilities and stockholders' equity	$587,964	$431,613
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Grant	$294	$11	$294	$206
Royalty and license	120	118,667	360	123,500
Sales and services	3,691	3,232	13,610	7,743
Total revenues	4,105	121,910	14,264	131,449
Operating costs and expenses:
Costs of revenues	2,177	1,085	4,715	2,965
Research and development	19,567	16,604	52,124	42,667
Acquired in-process research and development	9,478	902	9,478	1,102
General and administrative	20,102	10,214	41,102	31,194
Intangible amortization	655	656	1,974	1,948
Loss (gain) on contingent liabilities and acquisition consideration payable	33	(4,468)	13,696	(8,558)
Total operating costs and expenses	52,012	24,993	123,089	71,318
Income (loss) from operations	(47,907)	96,917	(108,825)	60,131
Income (loss) on trading securities	(26)	231	(144)	(218)
Gain (loss) on foreign currency exchange	18	(215)	(551)	(215)
Interest expense	(2,684)	(1,208)	(48,744)	(4,017)
Interest income	219	(265)	229	192
Income (loss) before income tax	(50,380)	95,460	(158,035)	55,873
Income tax expense (benefit)	(826)	57,480	(3,152)	54,386
Loss on equity method investments	(900)	(36,527)	(3,926)	(38,577)
Net income (loss)	(50,454)	1,453	(158,809)	(37,090)
Net income (loss) attributable to noncontrolling interests	(3,126)	3,514	(5,045)	2,223
Net loss attributable to Sorrento	$(47,328)	$(2,061)	$(153,764)	$(39,313)
Net loss per share - basic per share attributable to Sorrento	$(0.40)	$(0.03)	$(1.52)	$(0.59)
Net loss per share - diluted per share attributable to Sorrento	$(0.40)	$(0.03)	$(1.52)	$(0.59)
Weighted-average shares used during period - basic per share attributable to Sorrento	117,021	76,887	100,959	66,122
Weighted-average shares used during period - diluted per share attributable to Sorrento	117,021	76,888	100,959	66,122

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$(50,454)	$1,453	$(158,809)	$(37,090)
Other comprehensive income (loss):
Foreign currency translation adjustments	(74)	(95)	(163)	241
Total other comprehensive income (loss)	(74)	(95)	(163)	241
Comprehensive income (loss)	(50,528)	1,358	(158,972)	(36,849)
Comprehensive income (loss) attributable to noncontrolling interests	(3,126)	3,514	(5,045)	2,223
Comprehensive loss attributable to Sorrento	$(47,402)	$(2,156)	$(153,927)	$(39,072)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Nine Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock upon exercise of stock options	42,565	—	—	—	302	—	—	—	302
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement, net	10,396,489	2	—	—	71,475	—	—	—	71,477
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Stock-based compensation	—	—	—	—	4,218	—	—	(29)	4,189
Foreign currency translation adjustment	—	—	—	—	—	(163)	—	—	(163)
Net loss	—	—	—	—	—	—	(153,764)	(5,045)	(158,809)
Balance, September 30, 2018	118,867,459	$13	7,568,182	(49,464)	$588,938	$79	$(317,974)	$1,968	$223,560

	Three Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2018	116,240,963	12	7,568,182	(49,464)	574,316	153	(270,646)	5,094	259,465
Issuance of common stock upon exercise of stock options	16,750	—	—	—	141	—	—	—	141
Issuance of common stock for public placement, net	2,609,746	1	—	—	13,204	—	—	—	13,205
Stock-based compensation	—	—	—	—	1,277	—	—	—	1,277
Foreign currency translation adjustment	—	—	—	—	—	(74)	—	—	(74)
Net income (loss)	—	—	—	—	—	—	(47,328)	(3,126)	(50,454)
Balance, September 30, 2018	118,867,459	13	7,568,182	(49,464)	588,938	79	(317,974)	1,968	223,560

	Nine Months Ended September 30, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	(49,464)	$303,865	$(118)	$(174,252)	$6,465	$86,502
Scilex acquisition adjustments	—	—	—	—	(627)	—	—	(1,400)	(2,027)
Issuance of common stock for public placement and investments, net	26,082,325	3	—	—	47,641	—	—	—	47,644
Issuance of common stock for private placement and investments, net	4,246	—	—	—	30	—	—	—	30
Stock-based compensation	—	—	—	—	3,936	—	—	—	3,936
Foreign currency translation adjustment	—	—	—	—	—	241	—	—	241
Issuance of common stock for business combinations, net	1,552,011	—	—	—	3,053	—	—	—	3,053
Net income (loss)	—	—	—	—	—	—	(39,313)	2,223	(37,090)
Balance, September 30, 2017	78,521,438	$9	7,568,182	(49,464)	$357,898	$123	$(213,565)	$7,288	$102,289

	Three Months Ended September 30, 2017

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2017	76,540,055	9	7,568,182	(49,464)	353,162	218	(211,503)	3,774	96,196
Issuance of common stock for public placement and investments, net	1,226,453	—	—	—	2,045	—	—	—	2,045
Stock-based compensation	—	—	—	—	1,310	—	—	—	1,310
Foreign currency translation adjustment	—	—	—	—	—	(95)	—	—	(95)
Issuance of common stock for business combinations, net	754,930	—	—	—	1,381	—	—	—	1,381
Net income (loss)	—	—	—	—	—	—	(2,062)	3,514	1,453
Balance, September 30, 2017	78,521,438	9	7,568,182	(49,464)	357,898	123	(213,565)	7,288	102,289

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(158,809)	$(37,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,192	5,271
Non-cash interest expense	44,272	920
Loss on trading securities	144	218
Acquired in process research and development	9,478	—
Amortization of debt issuance costs and debt discount	2,634	455
Stock-based compensation	4,188	3,936
Loss on equity method investments	3,926	38,577
Non-cash income on cost method investments	—	(116,249)
Loss (gain) on contingent liabilities and acquisition consideration payable	13,696	(8,558)
Deferred tax provision	(3,062)	54,445
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(67)	3
Accrued payroll	3,683	593
Prepaid expenses and other	(1,900)	886
Deposits and other assets	1,801	233
Accounts payable	7,233	4,572
Deferred revenue	(3,482)	(2,243)
Deferred rent and other	(359)	212
Acquisition consideration payable	(2,020)	—
Accrued expenses and other liabilities	5,663	(509)
Net cash used for operating activities	(66,789)	(54,328)
Investing activities
Purchases of property and equipment	(5,748)	(9,371)
Purchase of assets related to Sofusa	(10,000)	—
Investment in Celularity	—	(5,000)
Purchase of business, net of cash acquired	—	(557)
Net cash used in investing activities	(15,748)	(14,928)
Financing activities
Proceeds from bridge loan for Scilex regulatory milestone	20,000	—
Repayment of bridge loan for Scilex regulatory milestone	(20,000)	—
Repayment under the amended loan and security agreement	—	(21,500)
Proceeds from loan agreement	1,586	—
Payments under deferred compensation arrangements	—	(1,012)
Short-term bridge loan, net of issuance costs	19,675	—
Scilex consideration for regulatory milestone	(22,466)	—
Proceeds from issuance of common stock, net of issuance costs	71,481	47,674
Proceeds from issuance of Scilex notes	140,000	—
Scilex notes issuance costs	(5,725)	—
Proceeds from issuance of convertible notes	37,849	—
Proceeds from exercise of stock options	303	—
Net cash provided by financing activities	242,703	25,162
Net change in cash, cash equivalents, and restricted cash	160,166	(44,094)
Net effect of exchange rate changes on cash	(154)	19
Cash, cash equivalents, and restricted cash at beginning of period	20,429	82,398
Cash, cash equivalents, and restricted cash at end of period	$180,441	$38,323
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$15	$34

Interest paid	$1,453	$2,808
Supplemental disclosures of non-cash investing and financing activities:
Virttu acquisition non-cash consideration	$11,308	$15,465
BDL non-cash consideration	$2,340	$—
Property and equipment costs incurred but not paid	$59	$130
Scilex non-cash consideration for regulatory milestone	$13,744	$1,380
Conversion of convertible notes	$50,000	$—
Reconciliation of cash, cash equivalents, and restricted cash within the Company's condensed consolidated balance sheets:
Cash and cash equivalents	135,441	38,323
Restricted cash	45,000	—
Cash, cash equivalents, and restricted cash	180,441	38,323

 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018

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
With each of its programs, the Company aims to tailor its therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, the Company’s objective is to focus on tumors that are resistant to current treatments and where the Company can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. The Company has several immuno-oncology programs that are in or near to entering the clinic.  These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain.  Finally, as part of its global aim to provide a wide range of therapeutic products to meet underserved therapeutic markets, the Company has made investments and developed a separate pain focused franchise, which the Company believes will serve to provide short term upside to its core thesis as well as investments in drug delivery technology aimed at increased efficacy for delivering injectable medicines.
Through September 30, 2018, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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
As of September 30, 2018, the Company had $37.8 million of long term debt issued in a private placement (the "Private Placement") pursuant to a Securities Purchase Agreement, dated as of March 26, 2018, as amended by Amendment No. 1 thereto, dated as of June 13, 2018 (the “Securities Purchase Agreement”), among the Company and certain accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Company issued and sold to the Purchasers (1) convertible promissory notes in an aggregate principal amount of $37,848,750 (the “Notes”), which accrue simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) June 13, 2023, and (b) the date of the closing of a change in control of the Company (the “Maturity Date”), and (2) warrants (the “Warrants”) to purchase an aggregate of 2,698,662 shares of the common stock of the Company.
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
As of September 30, 2018, the Company had approximately $224.0 million of senior notes issued by Scilex Pharmaceuticals Inc. (“Scilex”), a majority owned subsidiary of the Company, which entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Purchasers”) and the Company on September 7, 2018. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Offering”). In connection with the Offering, Scilex also entered into an indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture (the “Guarantee”).
The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex and funding a segregated reserve account with $20.0 million (the “Reserve Account”) and a segregated collateral account with $25.0 million (the “Collateral Account”) pursuant to the terms of the Indenture. The net proceeds of the Offering will be used by Scilex to support the commercialization of ZTlido™ (lidocaine topical system 1.8%), for working capital and general corporate purposes in respect of the commercialization of ZTlido™ (lidocaine topical system 1.8%). Funds in the Reserve Account will be released to Scilex upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex confirming receipt of a marketing approval letter from the United States Food and Drug Administration with respect to ZTlido™ (lidocaine topical system 5.4%) or a similar product with a concentration of not less than 5% (the “Marketing Approval Letter”) on or prior to July 1, 2023.
Funds in the Collateral Account will be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued.
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
Universal Shelf Registration

In November 2014, the Company filed a universal shelf registration statement on Form S-3 (the “2014 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2014. This 2014 Shelf Registration Statement provided the Company with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $50.0 million of the Company’s common stock that could be issued and sold under a sales agreement with MLV & Co. LLC (the “2014 ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $13.9 million in shares of common stock under the 2014 ATM Facility. The 2014 Shelf Registration Statement expired in December 2017.
In April 2017, the Company completed a public offering of $47.5 million of shares of common stock pursuant to the 2014 Shelf Registration Statement for net proceeds of approximately $43.1 million.
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2017, the Company sold approximately $0.9 million in shares of common stock under the ATM Facility. During the three and nine month periods ended September 30, 2018, the Company sold approximately $0.5 million and approximately $60.7 million in shares of common stock, respectively, under the ATM Facility. The Company can offer up to approximately $39.3 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
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
Restricted Cash
Restricted cash in our condensed consolidated balance sheet as of September 30, 2018, included approximately $45 million of restricted cash related to the Scilex Notes in the form of both the Reserve Account and the Collateral Account.
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. For the three and nine months ended September 30, 2018 and 2017, no other-than-temporary impairment charges were recorded.
Grants and Accounts Receivable
Grants receivable at September 30, 2018 and December 31, 2017 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at September 30, 2018 and December 31, 2017 consist of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $20 thousand.
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
Acquisitions and Intangibles
The Company has engaged in business combination and asset acquisition activity. The accounting for business combinations and asset acquisitions not meeting the criteria of a business combination requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with a business combination, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2017, noting no impairment. There have not been any triggering events indicating the potential for impairment through September 30, 2018.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through September 30, 2018.
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
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combinations of Virttu Biologics Limited ("Virttu") and Scilex, for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying condensed consolidated balance sheet. The Company intends to commence amortization of acquired in-process research and development upon commercialization of the related products. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 4 for further discussion of acquired in-process research and development expense related to the Sofusa acquisition).
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
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2017 and September 30, 2018, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration and the deferred tax assets related to its investment in Scilex.
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
As of December 31, 2017 and September 30, 2018, the future performance obligations for royalty and license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.
The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2017 and September 30, 2018, was approximately $9.0 million and $8.6 million, respectively. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.
As of December 31, 2017 and September 30, 2018, the NantCell license agreement, effective April 21, 2015, represented $110 million of contract liabilities reflected in long-term deferred revenue. See Note 11 for additional information regarding the remaining performance obligation for the significant agreement.
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

The following table shows sales and service revenues disaggregated by product and services type for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Concortis sales and services	1,042	3,400
Materials and supply agreements	1,121	1,982
Bioserv sales and services	1,528	4,895
Joint development agreement	—	3,333
	$3,691	$13,610
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
Materials and Supply Agreements
Revenues from the sale of materials associated with our research and development arrangements are recognized upon the transfer of control, which is generally, upon shipment. Outstanding performance obligations related to materials and supply agreements was $1.2 million as of September 30, 2018, and the Company expects to fulfill such obligations during the remainder of 2018.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company's Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2017 and September 30, 2018, the Company had approximately $0.5 million and $0.3 million of unbilled accounts receivable for which revenue has been recognized but not billed at the reporting date, respectively. As of December 31, 2017 and September 30, 2018, the Company had approximately $0.4 million and $0.2 million of upfront payments related to its contract manufacturing services included in deferred revenue, respectively.
As of December 31, 2017 and September 30, 2018, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $3.0 million and $1.8 million, respectively. The Company expects to recognize revenue on approximately $1.0 million of these remaining performance obligations over the next twelve months.
The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2018	2019	2020 and thereafter
Contract manufacturing services	$693	$742	$410

Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity Inc. whereby the Company agreed to provide research services to Celularity Inc. through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million will be recognized over the length of the service agreement as services are performed. The Company recorded sales and services revenues under the joint development agreement of $0 million and $3.3 million for the three and nine months ended September 30, 2018, respectively, and $1.7 million for the year ended December 31, 2017.
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
These outstanding securities consist of the following:

	Quarters Ended September 30,
	2018	2017
Outstanding options	10,207,700	6,932,300
Outstanding warrants	19,346,132	5,932,998
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-20 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations and cash flows which may result in an increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations currently classified as operating leases. The Company's leases are discussed in Note 14. The Company currently expects to record right-of-use assets and lease liabilities with regard to its leases in the consolidated balance sheets using the modified retrospective approach for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The Company adopted the new standard on January 1, 2018. The adoption of this ASU impacted the presentation of cash flows with the inclusion of restricted cash for the nine months ended September 30, 2018.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to add guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Specifically, this ASU provides a screen to assist entities in determining when a set should not be considered a business, which screen provides that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar assets, the set is not a business. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company applied this standard in the evaluation of the Sofusa acquisition. (See Note 4).
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of the disclosure requirements for fair value measurements. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty will be applied prospectively as of the beginning of the fiscal year of adoption with all other amendments being applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is evaluating the impact of adopting this standard.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The amendments in this update may be applied either retrospectively or prospectively. The Company is evaluating the impact the standard will have on its consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its consolidated financial statements.

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
At the closing of the Virttu Acquisition (the “Virttu Closing”), the Company issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Virttu Closing. Under the terms of the Virttu Purchase Agreement, the Company agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK would have issued to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration was held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, the Company would issue to the Virttu Shareholders an aggregate number of shares of the Company’s common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting the Company’s common stock after the Virttu Closing).
(2) Within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of the Company’s common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of the Company’s common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Virttu Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.
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
In connection with the Virttu transaction, the Company recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. No acquisition costs in connection with the Virttu transaction were recorded for the three and nine months ended September 30, 2018. Acquisition costs are expensed as incurred.
TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018, the Company, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, the Company agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of its common stock to the Virttu Shareholders and (2) $9.9 million payable in cash.
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
SofusaTM Acquisition

On July 2, 2018, the Company entered into an Asset Purchase Agreement (the “Sofusa Purchase Agreement”) with Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) pursuant to which, among other things, the Company acquired certain of Kimberly-Clark’s assets related to micro-needle drug delivery system, including the SofusaTM platform (the “Sofusa Assets”) and related fixed assets, and assumed certain of Kimberly-Clark’s liabilities related to the Sofusa Assets (the “Sofusa Acquisition”).  The closing of the Sofusa Acquisition (the “Sofusa Closing”) occurred on July 2, 2018. At the Sofusa Closing, the Company paid $10 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by the Company in connection with any license, sale or other grant of rights by the Company to develop or commercialize the Sofusa Assets (all such additional consideration, the “Sofusa Contingent Consideration”). Under the Sofusa Purchase Agreement, the aggregate amount of the Sofusa Contingent Consideration payable by the Company will not exceed $300.0 million.  The Company also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by the Company or its licensees that utilizes intellectual property included in the Sofusa Assets. The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in single asset.  Under the Asset Purchase Agreement, the Company acquired the Sofusa DoseDisc micro-needle technology designed to increase the efficacy of drug delivery by way of transdermal drug delivery for cash consideration of $10.0 million which was allocated based on the relative fair value of the assets acquired. No contingent consideration was recorded at September 30, 2018 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, $9.5 million was expensed as a component of acquired in-process research and development and the remaining $0.5 million was recorded primarily to fixed assets during the three months ended September 30, 2018.
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
Level 3—Unobservable inputs based on the Company's own assumptions.

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$135,441	$135,441	$—	$—
Restricted cash	$45,000	$45,000	$—	$—
Marketable securities	$297	$250	$—	$47
Total assets	$180,738	$180,691	$—	$47
Liabilities:
Acquisition consideration payable	$16,089	$—	$—	$16,089
Total liabilities	$16,089	$—	$—	$16,089

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$20,429	$20,429	$—	$—
Marketable securities	$441	$356	$—	$85
Total assets	$20,870	$20,785	$—	$85
Liabilities:
Acquisition consideration payable	$54,272	$—	$—	$54,272
Total liabilities	$54,272	$—	$—	$54,272
The Company's financial assets and liabilities carried at fair value are comprised of cash and cash equivalents, restricted cash, and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The Company recorded contingent consideration as part of its investment in Shanghai Three Alliance Biotech Co. LTD (“Shanghai Three”), agreement with Roger Williams Medical Center (“RWMC”), and acquisitions of Concortis, Inc., (“Concortis”), and Virttu. The fair value of the contingent consideration is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions. The contingent consideration is measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

(in thousands)	Fair Value
Beginning Balance at December 31, 2017	54,272
Re-measurement of Fair Value	13,696
Payment of current year contingent consideration	(51,879)
Ending Balance at September 30, 2018	$16,089
The payment of current year contingent consideration for the nine months ended September 30, 2018 includes the settlement of Scilex and BDL liabilities for $38.2 million and $2.3 million, respectively, and the $11.3 million partial settlement of the Virttu financing milestone in common shares of the Company ($9.9 million of the Virttu contingent liability remains to be paid in cash).

The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at September 30, 2018:

(in thousands)	Fair Value Measurements at September 30, 2018	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Virttu Contingent Consideration (Non-current)	$1,160	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	12.21% 16%
Concortis Contingent Consideration	$511	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.20% 20%
Shanghai Three Contingent Consideration	$1,782	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	12.21% 50%
RWMC Contingent Consideration	$2,673	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	12.21% 50%

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
6. Marketable Securities
Marketable securities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(453)	$—	$297

	December 31, 2017
	Cost	Gross Unrealized Gains (Losses)	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(309)	$—	$441
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
For the three months ended September 30, 2018 and 2017, the Company recorded a loss of $26 thousand and a gain of $231 thousand, respectively, on trading securities. For the nine months ended September 30, 2018 and 2017, the Company recorded a loss of $144 thousand and a loss of $218 thousand on trading securities, respectively. The Company’s investment in MedoveX will be revalued on each balance sheet date.  The fair value of the Company’s holding in MedoveX Common Stock at September 30, 2018 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018 (in thousands):

Total
Beginning balance at December 31, 2017	$84
Change in fair value of warrant	(37)
Ending balance at September 30, 2018	$47
7. Property and Equipment
Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Furniture and fixtures	1,096	1,035
Office equipment	621	493
Machinery and lab equipment	24,981	19,868
Leasehold improvements	7,491	7,327
Construction in progress	827	—
	35,016	28,723
Less accumulated depreciation	(13,549)	(9,378)
	$21,467	$19,345
Depreciation expense for the three months ended September 30, 2018 and 2017 was $1.5 million and $1.4 million, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $4.1 million and $3.3 million, respectively.
8. Cost Method Investments
As of September 30, 2018 and December 31, 2017, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity Inc.
The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.  No impairment losses were recorded during the nine months ended September 30, 2018.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company's minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company's equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the

Company's 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company's investment in NANTibody of $3.7 million which approximates its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of September 30, 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.4 million.
NANTibody recorded net loss of $66 thousand and net profit $375 thousand for the three months ended June 30, 2018 and 2017, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its condensed consolidated statement of operations for the nine months ended September 30, 2018 and 2017.  As of June 30, 2018, NANTibody had $9.6 million in current assets and $1.6 million in current liabilities and no noncurrent assets or noncurrent liabilities.
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
In the fourth quarter of 2015, the Company determined it had an other-than-temporary decline in the value of NantStem and recognized a loss of $4.0 million in loss on equity method investments on its condensed consolidated statement of operations for the year ended December 31, 2015. There was no loss related to other-than-temporary impairment recognized for the equity investment for the year ended December 31, 2017. A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the three months ended June 30, 2018.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest.  The Company’s investment in NantStem is reported in equity method investments on its condensed consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of September 30, 2018, the carrying value of the Company’s investment in NantStem was approximately $18.0 million. The difference between the Company’s investment in NantStem and the Company’s 20% interest in the net assets of Nantstem was approximately $1.7 million at September 30, 2018.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded net loss of $621 thousand and net profit of $461 thousand for the three months ended June 30, 2018 and 2017, respectively.  The Company recorded its portion of loss from NantStem (in addition to the immaterial impairment) in loss on equity method investments on its condensed consolidated statement of operations for the nine months ended September 30, 2018 and 2017.  As of June 30, 2018, NantStem had $74.0 million in current assets and $119 thousand in current liabilities and $7.8 million noncurrent assets and no noncurrent liabilities.
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

The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its condensed consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity method investments on its condensed consolidated statement of operations.  As of September 30, 2018, the carrying value of the Company’s investment in ImmuneOncia was approximately $3.8 million. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $0.7 million at September 30, 2018.
ImmuneOncia recorded a net loss of $1.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.  ImmuneOncia recorded a net loss of $6.2 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity method investments on its condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017.  As of September 30, 2018, ImmuneOncia had $1.9 million in current assets, $187 thousand in current liabilities, $7.5 million in noncurrent assets, and $18 thousand in noncurrent liabilities.
In April 2016, Yuhan purchased $10.0 million of shares of common stock, and warrants as part of the Company’s private placement offering.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three, a China based company. The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest.  The Company’s investment in Shanghai Three is reported in equity method investments on the condensed consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity method investments on the condensed consolidated statement of operations.  As of September 30, 2018, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses or net loss for the three and nine months ended June 30, 2018 and 2017.  As of June 30, 2018, Shanghai Three had $0.4 million in current assets, $2.9 million in current liabilities, $5.5 million in noncurrent assets, and $2.2 million in noncurrent liabilities.
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

10. Goodwill and Intangible Assets
 At September 30, 2018 and December 31, 2017, the Company had recorded goodwill of $38.3 million.  The Company performed a qualitative test for goodwill impairment during the quarter ended December 31, 2017. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three and nine months ended September 30, 2018 and 2017 and will perform its annual test for goodwill impairment in the fourth quarter of 2018. A summary of the Company's goodwill as of September 30, 2018 is as follows (in thousands):

Total
Balance at December 31, 2017	$38,298
Goodwill Acquired from Acquisitions	—
Balance at September 30, 2018	$38,298
The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives.  A summary of the Company’s identifiable intangible assets as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,310	$275
Acquired technology	3,410	841	2,569
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	4,196	28,524
Other	$105	$—	$105
Total intangible assets	$75,480	$6,347	$69,133

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,091	$494
Acquired technology	3,410	709	2,701
Acquired in-process research and development	37,660	—	37,660
Patent rights	32,720	2,562	30,158
Total intangible assets	$75,375	$4,362	$71,013
As of September 30, 2018, the remaining weighted average life for identifiable intangible assets is 15 years.
Patent rights are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, determined to be approximately fifteen years or nineteen years from the date of transfer of the rights to the Company. Amortization expense for the three months ended September 30, 2018 and 2017 was $545 thousand and $538 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,635 thousand and $1,597 thousand, respectively, which has been included in intangible amortization on the condensed consolidated statement of operations.
Acquired technology is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately 19 years from the date of acquisition of the technology in December 2013. Amortization expense for each of the three months ended September 30, 2018 and 2017 was $44 thousand, which has been included in intangibles amortization on the condensed consolidated statement of operations. Amortization expense for each of the nine months ended September 30, 2018 and 2017 was $132 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.
Customer relationships are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, determined to be approximately five years from the date of acquisition. Amortization expense for the three months ended September 30, 2018 and 2017, was $73 thousand and $73 thousand, respectively, which has been included in intangibles amortization. Amortization expense for each of the nine months ended September 30, 2018 and 2017 was $218 thousand, which has been included in intangible amortization on the condensed consolidated statement of operations.
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
Estimated future amortization expense related to intangible assets at September 30, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018	$1,019
2019	3,845
2020	3,845
2021	5,040
2022	5,040
Thereafter	50,344
Total	$69,133
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
In December 2017, the Company agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations for the year ended December 31, 2017. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019. The Company is not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of September 30, 2018.
Immunotherapy Research Collaboration Agreement with Roger Williams Medical Center
In April 2016, the Company entered into an immunotherapy research collaboration agreement with RWMC to provide certain clinical trial, research and manufacturing services. Under the terms of the agreement, RWMC will perform pre-clinical and clinical research related to the development and delivery of CAR-T immunotherapies. In exchange, the Company granted RWMC $6.0 million in shares of TNK Class A Stock, subject to adjustment in certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $20.0 million.  The Company determined the fair value of this obligation was $3.4 million as of the April of 2016 agreement effective date, and the amount was recognized as prepaid expense and other and acquisition consideration payable in the condensed consolidated balance sheet.  The Company will recognize the upfront payment over the expected performance period of five years. During each of the quarters ended September 30, 2018 and 2017, the Company recognized approximately $170 thousand in pre-clinical research and development expense pursuant to the agreement. During the nine months ended September 30, 2018 and 2017, the Company recognized approximately $510 thousand and $510 thousand in pre-clinical research and development expense pursuant to the agreement, respectively.

License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell.  In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party.  As of September 30, 2018, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the condensed consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
License Agreement with The Scripps Research Institute
In January 2010, the Company entered into a license agreement (the “TSRI License”) with The Scripps Research Institute (“TSRI”). Under the TSRI License, TSRI granted the Company an exclusive, worldwide license to certain TSRI patent rights and materials based on quorum sensing for the prevention and treatment of Staphylococcus aureus ("S. aureus" or “Staph”) infections, including Methicillin-resistant Staph. In consideration for the license, the Company: (i) issued TSRI a warrant for the purchase of common stock, (ii) agreed to pay TSRI a certain annual royalty commencing in the first year after certain patent filing milestones are achieved and (iii) agreed to pay a royalty on any sales of licensed products by the Company or its affiliates and a royalty for any revenues generated by the Company through its sublicense of patent rights and materials licensed from TSRI under the TSRI License. The TSRI License requires the Company to indemnify TSRI for certain breaches of the agreement and other matters customary for license agreements. The parties may terminate the TSRI License at any time by mutual agreement. In addition, the Company may terminate the TSRI License by giving 60 days’ notice to TSRI and TSRI may terminate the TSRI License immediately in the event of certain breaches of the agreement by the Company or upon the Company’s failure to undertake certain activities in furtherance of commercial development goals. Unless terminated earlier by either or both parties, the term of the TSRI License will continue until the final expiration of all claims covered by the patent rights licensed under the agreement. For the quarters ended September 30, 2018 and 2017, the Company recorded $21 thousand and $72 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded $45 thousand and $112 thousand in patent prosecution and maintenance costs associated with the TSRI License, respectively. All such costs have been included in general and administrative expenses.
NIH Grants
In June 2014, the NIAID awarded the Company a Phase II Small Business Technology Transfer (“STTR”) grant (the “Staph Grant III Award”) to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staph infections, including methicillin-resistant S. aureus (“MRSA”). The project period for the Staph Grant III Award covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year for up to two years. The Staph Grant III Award was not extended beyond June 30, 2017 and the remaining amounts for the award have been recorded as of September 30, 2018. During the quarter ended September 30, 2018 and 2017, the Company recorded $0 and $11 thousand of revenue associated with the Staph Grant III Award, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded $0 and $206 thousand of revenue associated with the Staph Grant III Award, respectively.

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
2018 Chinese Yuan (“RMB”) Loan
In March 2018, the Company entered into a term loan in the aggregate principal amount of $1.6 million ("RMB 10.0 million") with the Bank of China and the Agricultural Bank of China, which is guaranteed by Levena Suzhou Biopharma, Co. Ltd. This one year bank facility was used for working capital purposes. The proceeds from the loan agreement are reflected as financing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018. The outstanding balance is repayable from February 2018 to March 2019. The interest rate on this loan is 5%.
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
The fair value of the Notes was estimated using a lattice model with Level 2 inputs including the stock price volatility, risk-free interest rate, and debt yield. As of September 30, 2018, the estimated fair value of the Notes was approximately $32.3 million, compared to the carrying value of $16.8 million, as a result of unamortized debt discount. A substantial portion of the market value of the Company's debt in excess of the outstanding principal amount relates to the discount on the Notes.
Convertible debt and unamortized discount balances are as follows (in thousands):

Face value of loan	$37,849
Debt discount - warrant	(9,643)
Debt discount - beneficial conversion feature	(12,005)
Capitalized debt issuance costs	(95)
Accretion of debt issuance costs and other	—
Accretion of debt discount	658
Balance at September 30, 2018	16,764
Future minimum payments under the amended and restated loan and security agreement are as follows (in thousands) as of September 30, 2018:

Years Ending December 31,
2018	—
2019	1,892
2020	1,892
2021	1,892
2022	1,892
2023	39,741
Total future minimum payments	47,309
Unpaid interest	(9,462)
Unamortized debt discount	(20,988)
Unamortized capitalized debt issuance costs	(95)
Total minimum payment	16,764
Current portion	—
Long-term debt	$16,764
2018 Purchase Agreements and Indenture for Scilex
On September 7, 2018, Scilex entered into the 2018 Purchase Agreements with the Purchasers and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold the Scilex Notes to the Purchasers for an aggregate purchase price of $140,000,000. In connection with the Offering, Scilex also entered into the Indenture governing the Scilex Notes with the Trustee and Collateral Agent, and the Company. Pursuant to the Indenture, the Company agreed to the Guarantee.
The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex and funding the Reserve Account and the Collateral Account pursuant to the terms of the Indenture. The net proceeds of the Offering will be used by Scilex to support the commercialization of ZTlido™ (lidocaine topical system 1.8%), for working capital and general corporate purposes in respect of the commercialization of ZTlido™ (lidocaine topical system 1.8%). Funds in the Reserve Account will be released to Scilex upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex confirming receipt of the Marketing Approval Letter on or prior to July 1, 2023. Funds in the Collateral Account will be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued.
 The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido™ (lidocaine topical system 1.8%) for the prior fiscal quarter, beginning on February 15, 2019. If Scilex has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.
The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.
The final maturity date of the Scilex Notes will be August 15, 2026. The Scilex Notes may be redeemed in whole at any time upon 30 days’ written notice at Scilex’s option prior to August 15, 2026 at a redemption price equal to 100% of the then-outstanding principal amount of the Scilex Notes. In addition, upon a change of control of Scilex (as defined in the Indenture), each holder of a Scilex Note shall have the right to require Scilex to repurchase all or any part of such Scilex Note holder’s Scilex Note at a repurchase price in cash equal to 101% of the then-outstanding principal amount thereof.
The 2018 Purchase Agreements include the terms and conditions of the offer and sale of the Scilex Notes, representations and warranties of the parties, indemnification and contribution obligations and other terms and conditions customary in agreements of this type.
The Indenture governing the Scilex Notes contains customary events of default with respect to the Scilex Notes (including a failure to make any payment of principal on the Scilex Notes when due and payable), and, upon certain events of default occurring and continuing, the Trustee by notice to Scilex, or the holders of at least 25% in principal amount of the outstanding Scilex Notes by notice to Scilex and the Trustee, may (subject to the provisions of the Indenture) declare 100% of the then-outstanding principal amount of the Scilex Notes to be due and payable. Upon such a declaration of acceleration, such principal will be due and payable immediately. In the case of certain events, including bankruptcy, insolvency or reorganization involving the Company or Scilex, the Scilex Notes will automatically become due and payable.
Pursuant to the Indenture, the Company and Scilex must also comply with certain covenants with respect to the commercialization of ZTlido™ (lidocaine topical system 1.8%), as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports; and negative covenants, including limitations on the following: the incurrence of debt; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; a merger, amalgamation or consolidation involving Scilex; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.
The Scilex Notes and related Guarantee have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. The holders of the Scilex Notes do not have any registration rights.
Pursuant to a Collateral Agreement by and among Scilex, the Trustee and the Collateral Agent (the “Collateral Agreement”), the Scilex Notes will be secured by ZTlido™ (lidocaine topical system 1.8%) and all of the existing and future property and assets of Scilex necessary for, or otherwise relevant to, now or in the future, the manufacture and sale of ZTlido™ (lidocaine topical system 1.8%), on a worldwide basis (exclusive of Japan), including, but not limited to, the intellectual property related to ZTlido™ (lidocaine topical system 1.8%), the marketing or similar regulatory approvals related to ZTlido™ (lidocaine topical system 1.8%), any licenses, agreements and other contracts related to ZTlido™ (lidocaine topical system 1.8%), and the current assets related to ZTlido™ (lidocaine topical system 1.8%) such as inventory, accounts receivable and cash and any and all future iterations, improvements or modifications of such product made, developed or licensed (or sub-licensed) by Scilex or any of its affiliates or licensees (or sub-licensees) (including ZTlido™ (lidocaine topical system 5.4%)).
Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex (the “Letter of Credit”), which provides that, in the event that (1) Scilex does not hold at least $35,000,000 in unrestricted cash as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex, as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex, $35,000,000 in a single lump-sum amount as a subordinated loan. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido™ (lidocaine topical system 1.8%) for any calendar year during the term of the

Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.
As of September 30, 2018, the fair value was considered comparable to the carrying value of $135.7 million, as a result of the short passage of time between the issuance date and the last day of the quarter.
Borrowings of the 2018 Purchase Agreements and Indenture for Scilex consisted of the following (in thousands):

Face value of loan	$224,000
Debt discount	(82,637)
Capitalized debt issuance costs	(5,632)
Balance at September 30, 2018	135,731
Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido™ (lidocaine topical system 1.8% and lidocaine topical system 5.4%, if a Marketing Approval Letter is received), Sorrento has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The amount of debt discount and debt issuance costs included in interest expense for the quarter ended September 30, 2018 was approximately $1,456,000.
The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and separate accounting as a single compound derivative. However, as the current fair value attributed to the bifurcated compound derivative is immaterial, The Company has not recorded this derivative within its consolidated financial statements. The Company will re-evaluate this assessment each reporting period.
2018 Short-term Bridge Loan
On September 10, 2018, the Company entered into a Short-term Bridge Loan Agreement ("Bridge Loan) in which the Company received proceeds of approximately $19.6 million, net of approximately $0.3 million of commitment fees to facilitate the timing of a cash payment.  Interest on the Bridge Loan is 8.5 percent annually and the maturity date is November 12, 2018.  The Bridge Loan was paid in full as of the date of this filing.
13. Stock Incentive Plans
2009 Non-Employee Director Grants
In September 2009, prior to the adoption of the 2009 Stock Incentive Plan, the Company’s Board of Directors approved the reservation and issuance of 8,000 non-statutory stock options to the Company’s non-employee directors. The options vested on the one year anniversary of the vesting commencement date in October 2010, and are exercisable for up to ten years from the grant date. No further shares may be granted under this plan and, as of September 30, 2018, 3,200 options with a weighted-average exercise price of $1.12 were outstanding.
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
The following table summarizes stock option activity as of September 30, 2018 and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	6,343,400	$4.74	$6,290
Options Granted	4,262,800	$5.41
Options Canceled	(352,935)	$4.96
Options Exercised	(45,565)	$4.20
Outstanding at September 30, 2018	10,207,700	$5.01	$7,966
The aggregate intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was $61 thousand and $0, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $114 thousand and $0, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Weighted-average grant date fair value	$3.79	$1.82
Dividend yield	—%	—%
Volatility	81%	81%
Risk-free interest rate	2.93%	2.16%
Expected life of options	6.1 years	6.1 years
The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. Due to the Company’s limited historical data, the estimated volatility incorporates the historical volatility of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.
The total employee and director stock-based compensation recorded as operating expenses was $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.4 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of September 30, 2018 was $17.7 million and the weighted average period over which these grants are expected to vest is 3.0 years.
The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $74 thousand and $52 thousand for the three months ended September 30, 2018 and 2017, respectively, and $349 thousand and $178 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at September 30, 2018:

Common stock warrants outstanding under the underwriters agreement	—
Common stock warrants outstanding under the loan and security agreement	65,892
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	14,819,872
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	18,336,531
Shares issuable upon the conversion of the 2018 Notes	5,397,325
Issuable under assignment agreement based upon achievement of certain milestones	80,000
43,163,188

2017 Equity Incentive Plan
In June 2017, the Company’s subsidiary, Scilex, adopted the Scilex 2017 Equity Incentive Plan, reserved 24.0 million post-split shares of Scilex common stock and awarded 6.0 million options to certain Company personnel, directors and consultants under such plan. The Company's subsidiary, Scilex, also awarded 2.3 million options to employees in September 2018. Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. As of September 30, 2018, 4.5 million options were outstanding.
2015 Stock Option Plans
In May 2015, the Company’s subsidiary, TNK, adopted the TNK 2015 Stock Option Plan, reserved 10.0 million shares of TNK class A common stock and awarded 3.6 million options to certain Company personnel, directors and consultants under such plan. In November 2015, TNK awarded 0.5 million options to certain Company personnel.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.0 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.2 million shares were canceled. As of September 30, 2018, 0.9 million options were outstanding.
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
In May 2015, the Company’s subsidiary, LA Cell, adopted the LA Cell 2015 Stock Option Plan reserved 10.0 million shares of LA Cell class A common stock and awarded 2.9 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.5 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.2 million shares were canceled. As of September 30, 2018, 0.3 million options were outstanding.
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
In October 2015, the Company’s subsidiary, Concortis Biosystems, Corp. (“CBC”), adopted the CBC 2015 Stock Option Plan and reserved 10.0 million shares of CBC class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan. Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.6 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.1 million shares were canceled. As of September 30, 2018, no options were outstanding.

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
In October 2015, the Company’s subsidiary, Scintilla, adopted the Scintilla 2015 Stock Option Plan, reserved 10.0 million shares of Scintilla class A common stock and awarded 1.8 million options to certain Company personnel, directors and consultants under such plan.   Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 0.8 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 0.1 million shares were canceled. As of September 30, 2018, no options were outstanding.
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
In October 2015, the Company’s subsidiary, Sorrento Biologics, Inc. (“Biologics”), adopted the Biologics 2015 Stock Option Plan, reserved 10.0 million shares of Biologics class A common stock and awarded 2.6 million options to certain Company personnel, directors and consultants under such plan.  Stock options granted under this plan typically vest a portion immediately upon grant and the remaining options over two to four years or monthly over four years from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 1.3 million shares were canceled. Effective May 16, 2018, options to purchase an aggregate of 75,000 shares were canceled. As of September 30, 2018, no options were outstanding.
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
The total director stock-based compensation recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics for the three months ended September 30, 2018 and 2017 was $0 and $285 thousand, respectively and was $0 and $380 thousand for the nine months ended September 30, 2018 and 2017, respectively. No unrecognized stock-based compensation expense related to unvested director stock option and warrant grants remained for these entities as of September 30, 2018.  The Company records equity instruments issued to non-employees as expense at their fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock based compensation expense related to non-employee consultants recorded as operating expenses by the Company for TNK, LA Cell, CBC, Scintilla and Biologics was $149 thousand and $46 thousand for the three months ended September 30, 2018 and 2017, respectively, and was $507 thousand and $137 thousand for the nine months ended September 30, 2018 and 2017, respectively.
The weighted-average assumptions used in the Black-Scholes option and warrant pricing model used by TNK, LA Cell, CBC, Scintilla and Biologics to determine the fair value of stock option grants for directors and non-employee consultants for the nine months ended September 30, 2018 were as follows: expected dividend yield – 0%, risk-free interest rate –2.42% to 2.48%, expected volatility – 65% to 77%, and expected term of 4.0 to 6.1 years.
2014 Stock Option Plan
In May 2014, the Company’s subsidiary, Ark Animal Health, Inc. (“Ark”), adopted the Ark 2014 Stock Option Plan and reserved and awarded 600,000 options to certain directors and consultants under such plan. Stock options granted under such plan typically vest a portion immediately upon grant and the remaining options over one year from the grant date and have a contractual term of ten years. Effective August 29, 2017, options to purchase an aggregate of 135,000 shares were canceled. As of September 30, 2018, 88,000 options were outstanding.

The total director and consultant stock-based compensation recorded as operating expenses by the Company for Ark was $0 for each of the three and nine months ended September 30, 2018 and 2017. No unrecognized stock-based compensation expense remains related to stock option grants as of September 30, 2018.
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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint included, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’ complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the New Jersey Case. Under various agreements, TNK has certain indemnification obligations to RWMC, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the New Jersey Case. The New Jersey Case remains pending against defendants RWMC, Dr. Junghans, and Dr. Katz. A trial date has not yet been set.
On April 27, 2018, Immunomedics filed a complaint against the Company and TNK in San Diego Superior Court, Case No. 37-2018-00021006-CU-NP-CTL (the “San Diego Case”). The complaint includes, among other things, allegations against the Company and TNK regarding: (1) conversion; (2) tortious interference; and (3) inducing breach of contract.

On October 25, 2018, the parties to the New Jersey Case and the San Diego Case entered into a Mutual General Release and Settlement Agreement resolving both matters. Pursuant to the terms of the settlement, among other things, both the New Jersey Case and San Diego Case will be dismissed with prejudice upon payment by the Company to Immunomedics of $2.35 million, which payment was paid in full on October 31, 2018.

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
The Company’s lease agreements in San Diego, as amended, for its corporate office and laboratory space, its second laboratory and office space and its third office space, expire in December 2026, November 2025 and September 2020, respectively.  The Company also leases 25,381 square feet of office and laboratory space in Suzhou, China, which lease expires in June 2019. The Company leases 2,312 square feet of office, laboratory, and storage space in Scotland, which lease expires in March 2021. The Company subleases in New York, New York for approximately 4,550 square feet of additional corporate office space. The sublease began in July of 2017 and expires in December 2020. The Company leases approximately 3,432 square feet of office and laboratory space in Atlanta, Georgia which began in October of 2018 and expires in September 2024.
15. Income Taxes
The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company's ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company's U.S. federal and state deferred tax assets, with the exception of an amount equal to its deferred tax liabilities, an amount equal to its alternative minimum tax credits and state research and development tax credits for which there is no expiration.
The Company’s income tax benefit of $3.2 million and income tax expense of $54.4 million reflect effective tax rates of 2.0% and 314.44% for the nine months ended September 30, 2018 and 2017, respectively.
The difference between the expected statutory federal tax expense of 21% and the 2.0% effective tax expense for the nine months ended September 30, 2018 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the nine months ended September 30, 2018, when compared to the same period in 2017, the decrease in the tax expense and change in effective income tax rate was primarily attributable to the deferred tax expense recorded in 2017 related to the Company’s Celularity investment.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company's tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
As of September 30, 2018, the Company had approximately $3.9 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of September 30, 2017, the Company had approximately $2.7 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the nine months ended September 30, 2018 and 2017, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of September 30, 2018.
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
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of September 30, 2018, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $3.8 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of common stock and warrants.
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
The remainder of the outstanding capital stock of Scilex represents a noncontrolling interest of which approximately 23% continues to be held by ITOCHU CHEMICAL FRONTIER Corporation following the Scilex acquisition. Scilex has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation which serves as the sole manufacturer and supplier to Scilex for the ZTlido™ product.
17. Loss Per Share
For the three and nine months ended September 30, 2018 and 2017, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted
Net loss	$(47,328)	$(2,061)	$(153,764)	$(39,313)

Denominator for Basic Loss Per Share	117,021	76,887	100,959	66,122
Denominator for Diluted Loss Per Share	117,021	76,888	100,959	66,122
Basic Loss Per Share	$(0.40)	$(0.03)	$(1.52)	$(0.59)
Diluted Loss Per Share	$(0.40)	$(0.03)	$(1.52)	$(0.59)
The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for the nine months ended September 30, 2018 and 2017 were 3.6 million and 4.1 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for the nine months ended September 30, 2018 and 2017 were 5.6 million and 5.2 million, respectively.

Basic and diluted per share amounts are computed independently in the consolidated statements of operations. Therefore, the sum of per share components may not equal the per share amounts presented.
18. Subsequent Events
Term Loan Agreement
On November 7, 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan are expected to be approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses, and will be used for general corporate purposes. In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from May 7, 2018 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis.    In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the Securities and Exchange Commission (the “SEC”) for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the shares of common stock issuable upon exercise of the Conditional Warrants for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.
Amendments to June 2018 Warrants
On November 7, 2018, the Company entered into an Agreement and Consent (the “Agreement and Consent”) with the holders of warrants (the “Purchasers”) to purchase an aggregate of 2,698,662 shares of the Company’s common stock (the “Warrants”) that the Company issued on June 13, 2018 pursuant to the Securities Purchase Agreement, dated March 26, 2018, as amended, by and among the Company and the Purchasers (the “March 2018 Securities Purchase Agreement”). Pursuant to the March 2018 Securities Purchase Agreement, the Company issued to the Purchasers convertible promissory notes in an aggregate principal amount of $37,848,750 (the “Notes”) and the Warrants. Pursuant to the Agreement and Consent, in consideration for certain of the Purchasers, in their capacity as holders of the Notes, providing a waiver and consent on behalf of all holders of the Notes, pursuant to which the Warrant Holders provided the Company with certain waivers of their rights and certain of the Company’s covenants under the March 2018 Securities Purchase Agreement with respect to the Loan Agreement and the transactions contemplated thereby, the Company and the Purchasers agreed to amend the Warrants to reduce the exercise price per share of the Company’s common stock thereunder from $8.77 to $3.28.

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
At the closing of the Virttu Acquisition (the “Virttu Closing”), we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of an aggregate of 797,081 shares (the “Virttu Closing Shares”) and approximately $557,000 in cash (the “Cash Consideration”). The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Virttu Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $50.0 million (a “Qualified Financing”), TNK would have issued to the Virttu Shareholders an aggregate number of shares of its capital stock (“TNK Capital Stock”) as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration by the lowest per share price paid by investors in the Qualified Financing (the “TNK Financing Consideration”); provided, however, that 20% of the TNK Financing Consideration was held in escrow until April 27, 2018 (the “Financing Due Date”), to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, we would issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Virttu Closing).
(2) Within 45 business days after Virttu becomes aware that certain governmental bodies in the United States, the European Union, the United Kingdom or Japan have approved for commercialization, on or before October 26, 2024, Seprehvir (or any enhancement, combination or derivative thereof) as a monotherapy or in combination with one or more other active components (each of the first two such approvals by a governmental body being a “Regulatory Approval”), TNK shall pay half of the Regulatory Approval Consideration to the Virttu Shareholders, in a combination of (a) up to $5.0 million in cash (the “Regulatory Approval Cash”) and/or (b) (i) such number of shares of our common stock as is equal to the quotient obtained by dividing $5.0 million less the Regulatory Approval Cash (the “Regulatory Approval Share Value”) by the 30 Day VWAP (as defined below) of one share of our common stock; (ii) if TNK has completed its first public offering of TNK Capital Stock, the number of shares of TNK Capital Stock as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the 30 Day VWAP of one share of TNK Capital Stock; or (iii) such number of shares of common stock of a publicly traded company as is equal to the quotient obtained by dividing the Regulatory Approval Share Value by the volume weighted average price of the relevant security, as reported on the Nasdaq Capital Market (or other principal stock exchange or securities market on which the shares are then listed or quoted) for the thirty trading days immediately following the receipt of Regulatory Approval (the “30 Day VWAP”), with the composition of the Regulatory Approval Consideration to be at TNK’s option. In order for a second regulatory approval to qualify as a Regulatory Approval under the Virttu Purchase Agreement, the second approval must be granted by a different governmental body in a different jurisdiction than that which granted the first Regulatory Approval.
TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018. Us, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, we agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of our common stock to the Virttu Shareholders and (2) $9.9 million payable in cash.
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
SofusaTM Acquisition
On July 2, 2018, we entered into an Asset Purchase Agreement (the “Sofusa Purchase Agreement”) with Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) pursuant to which, among other things, we acquired certain of Kimberly-Clark’s assets related to microneedle drug delivery systems, including the SofusaTM platform (the “Sofusa Assets”), and assumed certain of Kimberly-Clark’s liabilities related to the Sofusa Assets (the “Sofusa Acquisition”).  The closing of the Sofusa Acquisition (the “Sofusa Closing”) occurred on July 2, 2018. At the Sofusa Closing, we paid $10 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by us in connection with any license, sale or other grant of rights by us to develop or commercialize the Sofusa Assets (all such additional consideration, the “Sofusa Contingent Consideration”). Under the Sofusa Purchase Agreement, the aggregate amount of the Sofusa Contingent Consideration payable by us will not exceed $300.0 million.  We also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by us or our licensees that utilizes intellectual property included in the Sofusa Assets. The transaction was accounted for as an asset acquisition as the purchase primarily related to a single asset.  A net charge of $9.5 million associated with acquired in-process research and development was expensed as a component of R&D expense during the three months ended September 30, 2018.
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
2018 Purchase Agreements and Indenture for Scilex
On September 7, 2018, Scilex, our majority-owned subsidiary, entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Offering”). In connection with the Offering, Scilex also entered into an indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture (the “Guarantee”).
The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex and funding a segregated reserve account with $20.0 million (the “Reserve Account”) and a segregated collateral account with $25.0 million (the “Collateral Account”) pursuant to the terms of the Indenture. The net proceeds of the Offering will be used by Scilex to support the commercialization of ZTlido™ (lidocaine topical system 1.8%), for working capital and general corporate purposes in respect of the commercialization of ZTlido™ (lidocaine topical system 1.8%). Funds in the Reserve Account will be released to Scilex upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex confirming receipt of a marketing approval letter from the United States Food and Drug Administration with respect to ZTlido™ (lidocaine topical system 5.4%) or a similar product with a concentration of not less than 5% (the “Marketing Approval Letter”) on or prior to July 1, 2023. Funds in the Collateral Account will be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued.
The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20%, of the net sales of ZTlido™ (lidocaine topical system 1.8%) for the prior fiscal quarter, beginning on February 15, 2019. If Scilex has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.
The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.
The final maturity date of the Scilex Notes will be August 15, 2026. The Scilex Notes may be redeemed in whole at any time upon 30 days’ written notice at Scilex’s option prior to August 15, 2026 at a redemption price equal to 100% of the then-outstanding principal amount of the Scilex Notes. In addition, upon a change of control of Scilex (as defined in the Indenture), each holder of a Scilex Note shall have the right to require Scilex to repurchase all or any part of such Scilex Note holder’s Scilex Note at a repurchase price in cash equal to 101% of the then-outstanding principal amount thereof.
The 2018 Purchase Agreements include the terms and conditions of the offer and sale of the Scilex Notes, representations and warranties of the parties, indemnification and contribution obligations and other terms and conditions customary in agreements of this type.
The Indenture governing the Scilex Notes contains customary events of default with respect to the Scilex Notes (including a failure to make any payment of principal on the Scilex Notes when due and payable), and, upon certain events of default occurring and continuing, the Trustee by notice to Scilex, or the holders of at least 25% in principal amount of the outstanding Scilex Notes by notice to Scilex and the Trustee, may (subject to the provisions of the Indenture) declare 100% of the then-outstanding principal amount of the Scilex Notes to be due and payable. Upon such a declaration of acceleration, such principal will be due and payable immediately. In the case of certain events, including bankruptcy, insolvency or reorganization involving us or Scilex, the Scilex Notes will automatically become due and payable.

Pursuant to the Indenture, we and Scilex must also comply with certain covenants with respect to the commercialization of ZTlido™ (lidocaine topical system 1.8%), as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports; and negative covenants, including limitations on the following: the incurrence of debt; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; a merger, amalgamation or consolidation involving Scilex; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.
The Scilex Notes and related Guarantee have not been, and will not be, registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. The holders of the Scilex Notes do not have any registration rights.
Pursuant to a Collateral Agreement by and among Scilex, the Trustee and the Collateral Agent (the “Collateral Agreement”), the Scilex Notes will be secured by ZTlido™ (lidocaine topical system 1.8%) and all of the existing and future property and assets of Scilex necessary for, or otherwise relevant to, now or in the future, the manufacture and sale of ZTlido™ (lidocaine topical system 1.8%), on a worldwide basis (exclusive of Japan), including, but not limited to, the intellectual property related to ZTlido™ (lidocaine topical system 1.8%), the marketing or similar regulatory approvals related to ZTlido™ (lidocaine topical system 1.8%), any licenses, agreements and other contracts related to ZTlido™ (lidocaine topical system 1.8%), and the current assets related to ZTlido™ (lidocaine topical system 1.8%) such as inventory, accounts receivable and cash and any and all future iterations, improvements or modifications of such product made, developed or licensed (or sub-licensed) by Scilex or any of its affiliates or licensees (or sub-licensees) (including ZTlido™ (lidocaine topical system 5.4%)).
Pursuant to the terms of the Indenture, we issued an irrevocable standby letter of credit to Scilex (the “Letter of Credit”), which provides that, in the event that (1) Scilex does not hold at least $35,000,000 in unrestricted cash as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido™ (lidocaine topical system 1.8%) for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex, as beneficiary of the Letter of Credit, will draw, and we will pay to Scilex, $35,000,000 in a single lump-sum amount as a subordinated loan. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido™ (lidocaine topical system 1.8%) for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.
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
During the quarter ended September 30, 2018, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2017 contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, as filed with the SEC.
Results of Operations
The following describes certain line items set forth in our condensed consolidated statements of operations.
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenues. Revenues were $4.1 million for the three months ended September 30, 2018, as compared to $121.9 million for the three months ended September 30, 2017. The net decrease of $117.8 million is primarily due to a decrease of $118.5 million in our royalty and license revenue associated with higher revenue from the completion of the Celularity transaction in the prior year..
In June 2014, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health (the "NIH") awarded us a Phase II STTR grant to support the advanced preclinical development of human bispecific antibody therapeutics to prevent and treat Staphylococcus aureus ("S. aureus" or "Staph") infections (the “Staph Grant III award”). The project period for this Phase II grant covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year. During the three months ended September 30, 2018 and 2017, we recorded $0 and $11 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the three months ended September 30, 2018 and 2017 were $2.2 million and $1.1 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $1.1 million is primarily attributable to indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2018 and 2017 were $19.6 million and $16.6 million, respectively. Research and development expenses include the costs to advance our Chimeric Antigen Receptor T-Cell ("CAR-T") programs for solid tumors, our resiniferatoxin ("RTX") program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our antibody drug conjugate ("ADC") preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
The increase of $3.0 million is primarily attributable to the increase in payroll expense for research and development, facilities costs and an increase in R&D program costs in areas such as CAR-T and RTX. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. There was $9.5 million of expense related to acquired in-process research and development associated with the Sofusa Purchase Agreement for the three months ended September 30, 2018 and $902 thousand of expense related to acquired in-process research and development for the three months ended September 30, 2017.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 and 2017 were $20.1 million and $10.2 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses, product launch expenses related to ZTlidoTM, and other general corporate expenses. The increase of $9.9 million is primarily attributable to expenses related to the preparation of the commercial launch of ZTlidoTM, increased personnel costs and increased outside legal costs as compared to the prior year.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) increase sales and marketing efforts to support our commercial launch of ZTlidoTM, (iii) continue our efforts to monitor and ensure compliance with our public reporting obligations, (iv) incur increased infrastructure costs, and (v) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the three months ended September 30, 2018 and 2017 was $655 thousand and $656 thousand, respectively.

Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the three months ended September 30, 2018 and 2017 resulted in a loss of $33 thousand and a gain of $4,468 thousand, respectively. The change in acquisition consideration payable for the three months ended September 30, 2018 as compared to the prior year relates primarily to contingent consideration for the Virttu acquisitions from the prior year which was settled in 2018.
Interest Expense. Interest expense for the three months ended September 30, 2018 and 2017 was $2.7 million and $1.2 million, respectively. The increase in interest expense of $1.5 million resulted primarily from the Notes associated with the 2018 Securities Purchase Agreement and the 2018 Purchase Agreements and Indenture for Scilex which was entered into during the three months ended September 30, 2018.
Interest Income. Interest income for the three months ended September 30, 2018 and 2017 was $219 thousand and $(265) thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2018 was $(0.8) million and income tax expense for the three months ended September 30, 2017 was $57.5 million. The decrease in income tax expense resulted mainly from deferred tax expense recorded related to the intangibles transferred to Celularity as a result of the closing of Contribution Agreement in the prior year.
Loss on equity method investments.  Loss on equity method investments for the three months ended September 30, 2018 and 2017 was $0.9 million and $36.5 million, respectively. (See Note 9 of the accompanying notes to the condensed consolidated financial statements for additional information.)
Net Income (Loss). Net loss for the three months ended September 30, 2018 and 2017 was $50.5 million and net income of $1.5 million, respectively.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenues. Revenues were $14.3 million for the nine months ended September 30, 2018, as compared to $131.4 million for the nine months ended September 30, 2017. The net decrease of $117.1 million is primarily due to a decrease of $123.1 million in our royalty and license revenues resulting primarily from higher licensing revenue associated with collaboration arrangements in the prior year.
In June 2014, the NIH awarded us the Staph Grant III award. The project period for this Phase II grant covered a two-year period which commenced in June 2014, which was subsequently extended by one year, with total funds available of approximately $1.0 million per year. During the nine months ended September 30, 2018 and 2017, we recorded $0 and $206 thousand of revenue, respectively, associated with the Staph Grant III award.
We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations, if any.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2018 and 2017 were $4.7 million and $3.0 million, respectively, and relate to the sale of customized reagents and providing contract development services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $1.7 million is primarily attributable to increased indirect costs associated with the higher sales and service revenues for next generation homogenous antibody drug conjugate development.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2018 and 2017 were $52.1 million and $42.7 million, respectively. Research and development expenses include the costs to advance our CAR-T programs for solid tumors, our RTX program towards entering into future clinical trials, our biosimilar/biobetter antibodies development, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards, collectively the NIH Grants. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
The increase of $9.5 million is primarily attributable to an increase in payroll expense for research and development, facilities costs and an increase in R&D program costs in areas such as CAR-T and RTX. We expect research and development expenses to increase in absolute dollars as we: (i) advance our CAR-T programs, (ii) advance RTX into clinical trials and pursue other potential indications, the cost of acquiring, developing and manufacturing clinical trial materials, and other regulatory operating activities, (iii) advance our biosimilar/biobetter antibodies clinical development program, (iv) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (v) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (vi) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, and (vii) invest in our JVs or other third party agreements.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2018 and 2017 were $9.5 million and $1.1 million, respectively. The increase was due to expense related to acquired in-process research and development associated with the Sofusa Purchase Agreement for the three months ended September 30, 2018.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $41.1 million and $31.2 million, respectively. General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses, product launch expenses related to ZTlidoTM, and other general corporate expenses. The increase of $9.9 million is primarily attributable to expenses related to the preparation of the commercial launch of ZTlidoTM, increased personnel costs and increased outside legal costs compared to prior year.
We expect general and administrative expenses to increase in absolute dollars as we: (i) incur incremental expenses associated with expanded operations and development efforts, (ii) increase sales and marketing efforts to support our commercial launch of ZTlidoTM, (iii) continue our efforts to monitor and ensure compliance with our public reporting obligations, (iv) incur increased infrastructure costs, and (v) invest in our JVs or other third party agreements.
Intangible Amortization. Intangible amortization for the nine months ended September 30, 2018 and 2017 was $2.0 million and $1.9 million, respectively.
Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the nine months ended September 30, 2018 and 2017 resulted in a loss of $13.7 million and a gain of $8.6 million, respectively.
The loss resulting from the change in acquisition consideration payable for the nine months ended September 30, 2018 relates primarily to changes in the fair value of contingent consideration from the Scilex and Virttu acquisitions of $6.0 million and $6.4 million, respectively.
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
Virttu contingent consideration was settled in part by issuing shares of our common stock on April 27, 2018. The increase in the fair value of the contingent consideration related to Virttu of $6.4 million during the nine months ended September 30, 2018 is primarily related to an increase in the value of our common stock during the same period.
Interest Expense. Interest expense for the nine months ended September 30, 2018 and 2017 was $48.7 million and $4.0 million, respectively. The increase in interest expense resulted primarily from the conversion of the December 2017 Notes during the nine months ended September 30, 2018. The unamortized discount remaining at the date of conversion of $44.3 million was recognized as interest expense in the nine months ended September 30, 2018.
Interest Income. Interest income for the nine months ended September 30, 2018 and 2017 was $229 thousand and $192 thousand, respectively. We expect that continued low interest rates will significantly limit our interest income in the near term.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the nine months ended September 30, 2018 and 2017 was $(3.2) million and income tax expense of $54.4 million, respectively. The decrease in income tax expense resulted mainly from deferred tax expense recorded related to the intangibles transferred to Celularity as a result of the closing of Contribution Agreement in the prior year.
Loss on Equity Investments.  Loss on equity investments for the nine months ended September 30, 2018 and 2017 was $3.9 million and $38.6 million, respectively. (See Note 9 of the accompanying notes to the condensed consolidated financial statements for additional information.)

Net Loss. Net loss for the nine months ended September 30, 2018 and 2017 was $158.8 million and $37.1 million, respectively.
Liquidity and Capital Resources
As of September 30, 2018, we had $135.4 million in cash and cash equivalents. Restricted cash in our condensed consolidated balance sheet as of September 30, 2018, included approximately $45.0 million of restricted cash related to the Scilex Notes in the form of both a reserve and collateral account.
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
On September 7, 2018, Scilex entered into the 2018 Purchase Agreements with the Purchasers and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Purchasers the Notes with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million. In connection with the Offering, Scilex also entered into the Indenture governing the Notes with the Trustee and Collateral Agent and us. Pursuant to the Indenture, we agreed to the Guarantee.
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
Cash Flows from Operating Activities. Net cash used for operating activities was $66.8 million for the nine months ended September 30, 2018 as compared to $54.3 million for the nine months ended September 30, 2017. Cash used for operating activities increased by approximately $12.5 million and is primarily attributable to an increase in cash used for acquisition consideration for Scilex, sales and marketing expense for the preparation of the commercial launch of ZTlidoTM rent expenses related to the relocation of our corporate offices, expenses resulting from non-compete agreements, and other operating activities.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of ZTlidoTM and fund our joint ventures, collaborations, and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $15.7 million for the nine months ended September 30, 2018 as compared to $14.9 million for the nine months ended September 30, 2017. Cash used for investing activities included $10.0 million cash paid for the Sofusa acquisition.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $242.7 million for the nine months ended September 30, 2018 as compared to net cash provided by financing of $25.2 million for the nine months ended September 30, 2017. Cash provided by financing activities increased by approximately $217.5 million primarily due to sales of shares under the ATM Facility (as defined below) of approximately $71.5 million, the issuance of convertible notes of approximately $37.8 million in the current year, the Scilex debt financing of approximately $134.3 million, and the partial repayment of the amended loan and security agreement of approximately $21.5 million in the prior year, partially offset by the payments associated with the Scilex earn-out settlement of approximately $22.5 million for the nine months ended September 30, 2018.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private equity financings with aggregate net proceeds of approximately $273.3 million since inception, as we have not generated any product related revenue to date from our principal operations of commercializing our intellectual property assets focused on delivering clinically meaningful therapies, as well as the out-licensing of our technologies, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development and commercialization, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings, or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs.
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
In November 2014, we filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC in December 2014 (the "2014 Shelf Registration"). The 2014 Shelf Registration Statement provided us with the ability to offer up to $250 million of securities, including equity and other securities as described in the registration statement. Included in the November 2014 shelf registration was a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $50.0 million of our common stock that may be issued and sold under a sales agreement with MLV & Co. LLC. On April 19, 2017, we completed the offering of $47.5 million of common stock pursuant to the 2014 Shelf Registration Statement and received net proceeds of approximately $43.5 million. On November 9, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC (the "2017 Shelf Registration Statement") to replace the 2014 Shelf Registration Statement. The 2014 Shelf Registration Statement expired in December 2017. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $100.0 million of our Common Stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the "ATM Facility"). During the twelve months ended December 31, 2017 and the nine months ended September 30, 2018, we sold approximately $0.9 million and approximately $60.7 million in shares of common stock under the ATM Facility, respectively.  We have the ability to offer up to approximately $39.3 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
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
On May 17, 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of our common stock, and we paid to the December 2017 Purchasers cash in an aggregate amount of $1.0 million in accrued but unpaid interest. The unamortized discount remaining at the date of conversion of $44.3 million was recognized immediately at that date as interest expense.
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
At the Virttu Closing, we issued to the Virttu Shareholders consideration valued at approximately $2.2 million, which consisted primarily of the Virttu Closing Shares and the Cash Consideration. The issuance of the Virttu Closing Shares and the payment of the Cash Consideration satisfied TNK’s obligation to pay 20% of the Virttu Base Consideration at the Virttu Closing. Under the terms of the Virttu Purchase Agreement, we agreed to provide additional consideration to the Virttu Shareholders, as follows:
(1) Upon a Qualified Financing, TNK would have issued to the Virttu Shareholders the TNK Financing Consideration; provided, however, that 20% of the TNK Financing Consideration was held in escrow until the Financing Due Date, to be used to, among other things, satisfy the indemnification obligations of the Virttu Shareholders. In the event that a Qualified Financing did not occur, then on the Financing Due Date, we would issue to the Virttu Shareholders an aggregate number of shares of our common stock as is equal to the quotient obtained by dividing 80% of the Virttu Base Consideration, by $5.55 (as adjusted, as appropriate, to reflect any stock splits or similar events affecting our common stock after the Virttu Closing).

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
In connection with the Virttu transaction, we recorded acquisition costs of approximately $0.9 million in general and administrative expenses for the twelve months ended December 31, 2017, for legal and related costs. No acquisition costs in connection with the Virttu transaction were recorded for the three or nine months ended September 30, 2018. Acquisition costs are expensed as incurred.
TNK did not complete a Qualified Financing prior to the Financing Due Date and on April 27, 2018. Us, TNK and Dayspring entered into the Amendment, pursuant to which, among other things, we agreed that the acquisition consideration, otherwise payable on April 27, 2018 to the Virttu Shareholders, shall be as follows: (1) an issuance of 1,795,011 shares of our common stock to the Virttu Shareholders and (2) $9.9 million payable in cash.
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
In December 2017, we agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations for the year ended December 31, 2017. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The remaining anniversary payments are due on December 31, 2018 and 2019. We are not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of September 30, 2018.
SofusaTM Acquisition
On July 2, 2018, we entered into the Sofusa Purchase Agreement with Kimberly-Clark pursuant to which, among other things, we acquired the Sofusa Assets.  The Sofusa Closing occurred on July 2, 2018. At the Sofusa Closing, we paid $10 million and agreed to pay the Sofusa Contingent Consideration. Under the Sofusa Purchase Agreement, the aggregate amount of the Contingent Consideration payable by us will not exceed $300.0 million. We also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by us or our licensees that utilizes intellectual property included in the Sofusa Assets.
Off-Balance Sheet Arrangements
Since our inception through September 30, 2018, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Capital Market Risk. We currently do not have significant revenues from grants or sales and services and we have no product revenues from our planned principal operations of commercializing our intellectual property assets focused on delivering clinically meaningful therapies, as well as the out-licensing of our technologies, and therefore depend on funds raised through other sources. One source of funding is through future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating such material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented.

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
On October 12, 2016, Immunomedics filed a third amended complaint (the “Third Amended Complaint”), which added the Company, TNK, BDL and CARgenix as defendants. TNK is a subsidiary of the Company and purchased BDL and CARgenix in August 2015. The Third Amended Complaint included, among other things, allegations against the Company, TNK, BDL and CARgenix regarding (1) conversion; (2) tortious interference; and (3) unjust enrichment. On December 2, 2016, the Company, TNK, BDL, and CARgenix filed a motion to dismiss Immunomedics’ complaint against them for lack of personal jurisdiction. On January 25, 2017, the District of New Jersey granted this motion, and the Company, TNK, BDL and CARgenix were dismissed as defendants from the New Jersey Case. Under various agreements, TNK has certain indemnification obligations to Roger Williams Medical Center, Dr. Richard P. Junghans and Dr. Steven C. Katz that may be implicated by the New Jersey Case. The New Jersey Case remains pending against defendants Roger Williams Medical Center ("RWMC"), Dr. Junghans, and Dr. Katz.
On April 27, 2018, Immunomedics filed a complaint against the Company and TNK in Superior Court, Case No. 37-2018-00021006-CU-NP-CTL (the “San Diego Case”). The complaint includes, among other things, allegations against the Company and TNK regarding: (1) conversion; (2) tortious interference; and (3) inducing breach of contract.
On October 25, 2018, the parties to the New Jersey Case and the San Diego Case entered into a Mutual General Release and Settlement Agreement resolving both matters. Pursuant to the terms of the settlement, among other things, both the New Jersey Case and San Diego Case will be dismissed with prejudice upon payment by the Company to Immunomedics of $2.35 million, which payment was paid in full on October 31, 2018.

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

As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $318.0 million and $165.1 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance resiniferatoxin ("RTX") and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and antibody drug conjugate ("ADC") preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex”), in their commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We do not have many products that are approved for commercial sale and therefore do not expect to generate significant revenues from product sales from most of our product candidates in the foreseeable future, if ever.

We have not generated significant product related revenues to date, and, with the exception of our ZTlido™ (lidocaine topical system 1.8%), do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. We have not demonstrated our ability to perform the functions necessary for the successful acquisition, development or commercialization of the technologies we are seeking to develop. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Other than ZTlido™ (lidocaine topical system 1.8%), our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently do not generate significant revenues from sales of any products, and we may never be able to develop or commercialize a marketable product.
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
We may not be able to manufacture our products and product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

We are largely dependent on our third party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our products and product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our products and product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our products and product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers with the technical capabilities to manufacture our products and product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.
We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the U.S. to promote our products, the commercial opportunity for our products may be diminished.
With the exception of Scilex (which commercially launched ZTlido™ (lidocaine topical system 1.8%) in October 2018 and utilizes a contract sales organization to conduct its primary sales activities), we currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.
Specifically relating to Scilex, Scilex only has a limited commercial infrastructure and has limited experience in the commercialization, sale, marketing or distribution of pharmaceutical products, like ZTlido™ (lidocaine topical system 1.8%). Scilex’s commercialization efforts for ZTlido™ (lidocaine topical system 1.8%) have been primarily focused in the United States. Commercialization of ZTlido™ (lidocaine topical system 1.8%) and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products, including ZTlido™ (lidocaine topical system 1.8%), which is marketed and sold through our subsidiary, Scilex. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development and in Scilex with commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

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

On September 7, 2018, Scilex issued and sold senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Scilex Offering”). In connection with the Scilex Offering, Scilex also entered into an indenture (the “Scilex Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Scilex Indenture (the “Guarantee”).

The Scilex Indenture governing the Scilex Notes contains customary events of default with respect to the Scilex Notes (including a failure to make any payment of principal on the Scilex Notes when due and payable), and, upon certain events of default occurring and continuing, the Trustee by notice to Scilex, or the holders of at least 25% in principal amount of the outstanding Scilex Notes by notice to Scilex and the Trustee, may (subject to the provisions of the Scilex Indenture) declare 100% of the then-outstanding principal amount of the Scilex Notes to be due and payable. Upon such a declaration of acceleration, such principal will be due and payable immediately. In the case of certain events, including bankruptcy, insolvency or reorganization involving us or Scilex, the Scilex Notes will automatically become due and payable.
Pursuant to the Scilex Indenture, we and Scilex must also comply with certain covenants with respect to the commercialization of ZTlido™ (lidocaine topical system 1.8%), as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports; and negative covenants, including limitations on the following: the incurrence of debt; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; a merger, amalgamation or consolidation involving Scilex; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.
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

Item 5.    Other Information.
Term Loan Agreement
On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan” and, together with the Initial Loan, the “Term Loan”). The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan are expected to be approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses, and will be used for general corporate purposes.

In connection with the Loan Agreement, we and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement provides that the Term Loan is secured by substantially all of our and the Guarantors’ assets, and a pledge of 100% of the equity interests in other entities each of us and the Guarantors holds (subject to certain exceptions and other than equity interests held by us or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests). The Term Loan accrues interest per annum at 7.00% plus the applicable LIBOR rate, as set forth in the Loan Agreement. The Term Loan will mature on November 7, 2023, but may be prepaid by us, in whole or in part at any time, subject to a prepayment fee, including on the Conditional Loan even if not drawn. We will also be required to prepay the Term Loan in certain circumstances, including in connection with certain asset sales and dispositions, and any such prepayments will also be subject to a prepayment fee.

The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and minimum liquidity requirements and limitations on indebtedness, liens, negative pledges, certain restricted payments, subsidiary distributions, investments, fundamental transactions, dispositions of assets and transactions with affiliates. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality obligations, as well as indemnification rights for the benefit of the Lenders.

The Loan Agreement provides for customary events of default, including, among other things, nonpayment of principal, interest and other amounts, inaccuracies in representations and warranties, failure to comply with covenants, defaults on other material indebtedness, bankruptcy or insolvency, judgments, changes of control or impairments of the security interests granted in in connection with the Loan Agreement. Upon the occurrence of a default, a default interest rate of an additional 2.00% may be applied to outstanding obligations under the Loan Agreement, and, upon the occurrence of an event of default and following any applicable cure periods, if any, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, on November 7, 2018, we issued to the Lenders warrants to purchase an aggregate of 6,288,985 shares of our common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from May 7, 2018 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis.

Further, if the Conditional Loan is funded, we will issue to the Lenders additional warrants to purchase such number of shares of our common stock as is equal to 2% of our fully-diluted shares on the date the Conditional Loan is funded (the “Conditional Warrants”). The Conditional Warrants will have an exercise price per share equal to the average volume-weighted average price of one share of our common stock for the ten trading days immediately preceding the date the Conditional Loan is funded, will be exercisable from the date that is six months following the date of issuance through the ten year anniversary of the date of issuance and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Conditional Warrants (the “Conditional Warrant Shares”), in which case the Conditional Warrants shall also be exercisable on a cashless exercise basis.

In connection with the Loan Agreement, on November 7, 2018, we and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement” and, together with the Loan Agreement, the Collateral Agreement, the Initial Warrants and the Conditional Warrants, the “Transaction Documents”) pursuant to which, among other things, we agreed to file one or more registration statements with the Securities and Exchange Commission (the “SEC”) for the purpose of registering for resale the Initial Warrant Shares and the Conditional Warrant Shares. Under the Registration Rights Agreement, we agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the Conditional Warrant Shares for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.

The representations, warranties and covenants contained in the Transaction Documents were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to the Transaction Documents, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Transaction Documents are incorporated herein by reference only to provide investors with information regarding the terms of the Transaction Documents, and not to provide investors with any other factual information regarding us or our business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the SEC.

The foregoing descriptions of the Loan Agreement, the Initial Warrants, the Conditional Warrants and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the Loan Agreement, the form of warrant and the Registration Rights Agreement, respectively. Copies of the Loan Agreement, the form of Initial Warrant and the Registration Rights Agreement are filed as Exhibits 10.5, 4.1 and 4.2, respectively. Certain terms of the Loan Agreement have been omitted from this Quarterly Report on Form 10-Q and have been omitted from the version of the Loan Agreement filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q pursuant to a Confidential Treatment Request that we are submitting to the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.

We issued to the Lenders the Initial Warrants and will issue to the Lenders the Conditional Warrants, if applicable, in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). We relied on this exemption from registration for private placements based in part on the representations made by the Lenders, including the representations with respect to each of the Lender’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and such Lender’s investment intent.

Amendments to June 2018 Warrants

On November 7, 2018, we entered into an Agreement and Consent (the “Agreement and Consent”) with the holders of warrants (the “Purchasers”) to purchase an aggregate of 2,698,662 shares of our common stock (the “Warrants”) that we issued on June 13, 2018 pursuant to the Securities Purchase Agreement, dated March 26, 2018, as amended, by and among us and the Purchasers (the “March 2018 Securities Purchase Agreement”). Pursuant to the March 2018 Securities Purchase Agreement, we issued to the Purchasers convertible promissory notes in an aggregate principal amount of $37,848,750 (the “Notes”) and the Warrants. Pursuant to the Agreement and Consent, in consideration for certain of the Purchasers, in their capacity as holders of the Notes, providing a waiver and consent on behalf of all holders of the Notes, pursuant to which the Warrant Holders provided us with certain waivers of their rights and certain of our covenants under the March 2018 Securities Purchase Agreement with respect to the Loan Agreement and the transactions contemplated thereby, we and the Purchasers agreed to amend the Warrants to reduce the exercise price per share of our common stock pursuant to the Warrants from $8.77 to $3.28.

Item 6.    Exhibits.

EXHIBIT INDEX

4.1	Form of Warrant, dated November 7, 2018, issued by Sorrento Therapeutics, Inc.

4.2	Registration Rights Agreement, dated November 7, 2018, by and among Sorrento Therapeutics, Inc. and the parties identified on Schedule A thereto.

10.1†
Indenture and form of Note issued thereunder, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., as issuer, Sorrento Therapeutics, Inc., as parent guarantor, and U.S. Bank National Association, as trustee and collateral agent.

10.2	Form of Purchase Agreement, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and the purchasers party thereto.

10.3	Collateral Agreement, dated as of September 7, 2018, by and between Scilex Pharmaceuticals Inc. and U.S. Bank National Association, as trustee and collateral agent

10.4†	Irrevocable Standby Letter of Credit, dated September 7, 2018, issued by Sorrento Therapeutics, Inc.

10.5†
Term Loan Agreement, dated November 7, 2018, by and among Sorrento Therapeutics, Inc., certain subsidiaries of Sorrento Therapeutics, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative and collateral agent.

10.6	Agreement and Consent, dated November 7, 2018, by and among Sorrento Therapeutics, Inc. and the Warrant Holders party thereto.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	The Registrant has requested confidential treatment with respect to certain portions of the exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	November 9, 2018	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)