Form 10-K/A
period 2018-12-31
Sorrento Therapeutics, Inc.
filed 2019-04-30
CIK 850261

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
At April 15, 2019, the registrant had 122,457,257 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Sorrento Therapeutics, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “Annual Report”).
The Company is filing this Amendment solely for the purposes of including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report, or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors, not later than 120 days after the end of the fiscal year covered by the Annual Report. As of the date of this Amendment, the Company does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment to include such omitted information as part of the Annual Report.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Board of Directors
The following table sets forth the names, ages as of April 30, 2019, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	55	Chairman of the Board, President and Chief Executive Officer
Dorman Followwill	56	Director
Kim D. Janda, Ph.D.	62	Lead Independent Director
David Lemus	57	Director
Jaisim Shah	59	Director
Yue Alexander Wu, Ph.D.	56	Director
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
Kim D. Janda, Ph.D. has served as a director of our Company since April 2012 and as our lead independent director since March 2019. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioorg & Med. Chem., PloS ONE and serves, or has served, on numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.
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
Jaisim Shah has served as a director of our Company since September 2013. He has more than 25 years of global biopharma experience including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. Mr. Shah has served as the President and Chief Executive Officer and board member of Scilex Holding Company since its inception in March 2019. He has also served as the Chief Executive Officer and board member of Semnur Pharmaceuticals, Inc. since its inception in 2013. Prior to Semnur, Mr. Shah was a consultant to several businesses, including Sorrento Therapeutics, Inc., and was the Chief Business Officer of Elevation Pharmaceuticals, where Mr. Shah led a successful sale of Elevation to Sunovion in September 2012. Prior to Elevation, Mr. Shah was president of Zelos Therapeutics, where Mr. Shah focused on financing and business development. Prior to Zelos, Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech and PDL BioPharma where he completed numerous licensing/partnering and strategic transactions with pharmaceutical and biotech companies. Prior to PDL, Mr. Shah was at Bristol-Myers Squibb, most recently as Vice President of Global Marketing where he received the “President’s Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche in international marketing and was global business leader for corporate alliances with Genentech and Idec. Mr. Shah holds an M.A. in Economics from the University of Akron and an M.B.A. from Oklahoma University.
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
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Messrs. Followwill and Lemus and Dr. Wu. Mr. Lemus serves as the Chairperson of the Audit Committee. Prior to March 18, 2019, our Audit Committee was comprised of Messrs. Shah and Lemus and Dr. Wu.
Our Board has determined that Mr. Lemus is an audit committee financial expert, as defined under applicable SEC rules, and that Messrs. Followwill and Lemus and Dr. Wu meet the background and financial sophistication requirements under the rules of The Nasdaq Stock Market LLC. In making these determinations, the Board made a qualitative assessment of each of Messrs. Followwill's and Lemus’ and Dr. Wu’s level of knowledge and experience based on a number of factors, including his formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Board Independence” in Item 13 below is incorporated herein by reference.
Director Nominations
No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders that was filed with the SEC on July 19, 2018.
Executive Officers
The names of our executive officers and their ages as of April 30, 2019, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	55	Chairman of the Board, President and Chief Executive Officer
Jiong Shao	51	Executive Vice President and Chief Financial Officer
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
Code of Ethics
We have adopted the Sorrento Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors/corporate-governance.
If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of our Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Internet website at www.sorrentotherapeutics.com/investors/corporate-governance and/or in our public filings with the SEC.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our directors, officers and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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
Role of Compensation Consultant
The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2018, the Compensation Committee engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.
In 2018, Compensia undertook the following projects for the Compensation Committee:

•	April 2018 - Evaluated the compensation arrangements for the Company’s executive officers against a comparator group of similar life sciences companies and its own proprietary data; and

•	April 2018 - Evaluated the compensation arrangements for the members of the Company’s Board of Directors against a comparator group of similar life sciences companies and its own proprietary data.
With respect to the equity awards granted to our Chief Executive Officer in May 2018 and our then-current executive officers other than our Chief Executive Officer in November 2018, the comparator group of life sciences companies consisted of the following companies, which were determined to: (i) generally have similar revenues as us; (ii) generally have similar market capitalization as us, (iii) generally have similar operating income as us, and (iv) generally have the same number of employees as us:

Agenus Inc.	MacroGenics, Inc.

Akebia Therapeutics, Inc.	Momenta Pharmaceuticals, Inc.

ChemoCentryx, Inc.	Omeros Corporation

CytomX Therapeutics, Inc.	PTC Therapeutics, Inc.

Eagle Pharmaceuticals, Inc.	Recro Pharma, Inc.

Inovio Pharmaceuticals, Inc.	Retrophin, Inc.

Keryx Biopharmaceuticals, Inc.	Vanda Pharmaceuticals Inc.

Lexicon Pharmaceuticals, Inc.	Vericel Corporation
In 2018, Compensia reviewed and advised the Compensation Committee on the matters described above.
In setting 2018 compensation, the Compensation Committee reviewed the competitive market analysis provided by Compensia and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.
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
The amended and restated employment agreement between us and Dr. Ji, dated May 9, 2017, provides for an annual base salary for Dr. Ji of $600,000, as may be adjusted from time to time. Based on a review of Dr. Ji’s individual performance since joining us in 2006 and the competitive market base pay data for chief executive officers included in our peer group in the May 2018 Report, effective May 29, 2018, the Compensation Committee increased Dr. Ji’s annual base salary from $600,000 to $670,000 with retroactive effect to January 1, 2018.
The offer letter between us and Mr. Shao, our Executive Vice President and Chief Financial Officer, dated March 15, 2018, provides for an annual base salary for Mr. Shao of $450,000, as may be adjusted from time to time. There were no changes to Mr. Shao’s salary during 2018.
Mr. Ferrigno, our former Chief Accounting Officer (and former principal financial officer), was paid an annual base salary of $225,000 pursuant to an offer letter dated November 1, 2016. Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated effective March 23, 2018.
Mr. Ng, our former Executive Vice President, Chief Administrative Officer and Chief Legal Officer, was a party to an employment agreement with us dated December 8, 2014 pursuant to which we paid him an annual base salary of $450,000. Effective April 10, 2018, Mr. Ng's base salary was increased from $450,000 to $468,000, with retroactive effect to January 1, 2018. As of December 31, 2018, Mr. Ng was not considered to be an executive officer of the Company. Mr. Ng became a full-time employee of our subsidiary, Scilex Pharmaceuticals Inc. on September 1, 2018. His employment with the Company and our subsidiaries terminated effective April 1, 2019.
The offer letter between us and Dr. Zeldis, our Chief Medical Officer and President of Clinical Development, dated August 9, 2016, provides for an annual base salary for Dr. Zeldis of $275,000, as may be adjusted from time to time. Effective April 10, 2018, Dr. Zeldis' base salary was increased from $275,000 to $305,000, with retroactive effect to January 1, 2018. As of December 31, 2018, Dr. Zeldis was not considered to be an executive officer of the Company, but he continues to serve as the Company’s Chief Medical Officer and President of Clinical Development.
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
2018 Bonuses

Under the terms of our amended and restated employment agreement with Dr. Ji, Dr. Ji’s target annual bonus is equal to 55% of his annual salary. Our offer letter with Mr. Shao provides that Mr. Shao’s annual target bonus is equal to 35% of his annual salary. Our offer letter with Mr. Ferrigno provided that Mr. Ferrigno’s annual target bonus was equal to 25% of his annual salary. Our employment agreement with Mr. Ng provided that Mr. Ng’s target annual bonus was equal to 35% of his annual salary. Our offer letter with Dr. Zeldis provides that Dr. Zeldis’ annual target bonus is equal to 40% of his annual salary.
As of this date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2018. We expect the Compensation Committee to assess 2018 performance and determine the 2018 annual bonus awards for our executive officers by August 2019. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2018 annual bonus amounts within four business days after the Compensation Committee has assessed 2018 performance and determined the 2018 annual bonus awards for our named executive officers.
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
In May 2018, the Compensation Committee decided to grant to Dr. Ji a long-term equity based incentive in the form of options to purchase 750,000 shares of our common stock. In November 2018, the Compensation Committee decided to grant long-term equity based incentives in the form of options to purchase shares of common stock to our then-current named executive officers other than our Chief Executive Officer. The Compensation Committee considered the competitive market analysis provided by Compensia and other data in determining the number of options granted to our Chief Executive Officer in May 2018 and our then-current executive officers in November 2018. Mr. Ng became a full-time employee of our subsidiary, Scilex Pharmaceuticals Inc., on September 1, 2018 and therefore did not receive any equity in the Company during fiscal year 2018. In setting the initial option awards granted to Mr. Shao upon commencement of his employment with the Company, the Compensation Committee considered that our executive vice presidents had historically been granted initial options to purchase 200,000 shares and additionally granted Mr. Shao an option to purchase 300,000 shares that will vest only upon the date our common stock is listed on The Stock Exchange of Hong Kong Limited on the basis that Mr. Shao was expected to have an important role in facilitating any listing of our shares in Hong Kong. It is our view that option based awards best align with the interest of our stockholders. The equity awards granted to our named executive officers in 2018 are set forth in the 2018 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2018 table contained herein.

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
Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers
We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2018 annual meeting of stockholders, held on August 24, 2018, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 90% of the votes cast in favor of the fiscal 2017 compensation of our named executive officers. In setting fiscal 2018 compensation, we considered the outcome of the Say-on-Pay Vote during our 2018 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.
Effect of Accounting and Tax Treatment on Compensation Decisions
In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.
Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year. For tax years ending prior to December 31, 2017, compensation in excess of $1 million could only be deducted if it was “performance-based compensation” within the meaning of Section 162(m) of the Code or qualified for one of the other exemptions from the deduction limit. The exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers (which now also includes our Chief Financial Officer) in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, while we are mindful of the benefit of the full deductibility of compensation, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee may authorize compensation payments that are not fully tax deductible if we believe that such payments are appropriate to attract and retain executive talent or meet other business objectives.

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
SUMMARY COMPENSATION TABLE
The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer at any time during fiscal year 2018, each person who served as our principal financial officer at any time during fiscal year 2018 and two additional persons who were not serving as our executive officers as of the end of fiscal year 2018 but would have otherwise been required to be included in the following table (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Henry Ji, Ph.D.	2018	670,000	*	(2)	3,832,500		—	4,502,500
Chairman of the Board, Chief	2017	600,000	—		945,000		—	1,545,000
Executive Officer and President	2016	600,000	200,000		1,669,000		—	2,469,000
Jiong Shao	2018	356,250	*	(2)	2,993,000		—	3,349,250
Executive Vice President and
Chief Financial Officer(3)
Dean Ferrigno	2018	66,376	—		—		—	66,376
Former Chief Accounting Officer(4)	2017	225,000	—		133,905		—	358,905
George K. Ng	2018	468,000	—		810,000	(6)	—	1,278,000
Former EVP and Chief Administrative	2017	450,000	118,125		189,000		48,544	805,669
Officer and Chief Legal Officer(5)	2016	450,000	—		581,800		101,491	1,133,291
Jerome Zeldis, M.D., Ph.D.	2018	305,003	*	(2)	253,000		—	558,003
Chief Medical Officer and President	2017	275,011	82,504		189,000		—	546,515
of Clinical Development(7)	2016	103,128	41,250		858,000		—	1,002,378

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

(2)
Does not include for 2018 the amount of any annual bonuses that may be awarded to our named executive officers as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2018. See “-Elements of Compensation-Variable Pay-2018 Bonuses” above for a discussion of the target bonus amounts for each named executive officer for fiscal year 2018. We expect the Compensation Committee to assess 2018 performance and determine the 2018 annual bonus awards for our executive officers by August 2019. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2018 annual bonus amounts within four business days after the Compensation Committee has assessed 2018 performance and determined the 2018 annual bonus awards for our named executive officers. Mr. Ng will not be entitled to a 2018 annual bonus as his employment with the Company terminated effective April 1, 2019.

(3)	Mr. Shao's employment with the Company commenced in March 2018.

(4)	Mr. Ferrigno was appointed our Chief Accounting Officer (and principal financial officer) effective May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(5)
Mr. Ng’s employment with the Company commenced in April 2015. As of December 31, 2018, Mr. Ng was not considered to be an executive officer of the Company. Mr. Ng became a full-time employee of our subsidiary, Scilex Pharmaceuticals Inc., on September 1, 2018. Mr. Ng’s employment with the Company and its subsidiaries terminated effective April 1, 2019.

(6)
Consists solely of the grant date fair value of options granted by our subsidiary, Scilex Pharmaceuticals Inc. Mr. Ng became a full-time employee of our subsidiary, Scilex Pharmaceuticals Inc., on September 1, 2018 and therefore did not receive any equity in the Company during fiscal year 2018.

(7)
Dr. Zeldis’ employment with us commenced in August 2016. As of December 31, 2018, Dr. Zeldis was not considered to be an executive officer of the Company, but he continues to serve as the Company’s Chief Medical Officer and President of Clinical Development.

PAY RATIO DISCLOSURE
As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2018. We expect the Compensation Committee to assess 2018 performance and determine the 2018 annual bonus award and actual total compensation for our Chief Executive Officer by August 2019. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2018 performance and determined the 2018 annual bonus awards and actual total compensation for our Chief Executive Officer.
GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2018
The following table shows for fiscal year ended 2018, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer(1)	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price Per Share ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
Henry Ji, Ph.D.	5/17/2018	750,000	$7.20	$3,832,500
Jiong Shao	3/16/2018	200,000	$7.75	$1,096,000
	3/16/2018	300,000	$7.75	$1,644,000
	11/26/2018	100,000	$3.57	$253,000
George K. Ng(3)	9/24/2018	900,000	$0.90	$810,000
Jerome Zeldis, M.D., Ph.D.	11/26/2018	100,000	$3.57	$253,000

(1)	Mr. Ferrigno was not granted any plan-based awards in Fiscal Year 2018 and therefore is not included in this table.

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

(3)
Represents options granted by our subsidiary, Scilex Pharmaceuticals Inc. Mr. Ng became a full-time employee of our subsidiary, Scilex Pharmaceuticals Inc., on September 1, 2018 and therefore did not receive any equity in the Company during fiscal year 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2018, other than Mr. Ferrigno, who held no stock options as of December 31, 2018. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2018.

	Option Award
Name(1)	Option Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date
Henry Ji, Ph.D.	2/6/2012		10,000	—	$4.00	2/6/2022
	10/29/2013		101,000	—	$8.40	10/29/2023
	10/7/2014		100,000	—	$4.32	10/7/2024
	2/24/2015	(3)	76,667	3,333	$12.78	2/24/2025
	2/24/2015		80,000	—	$12.78	2/24/2025
	3/11/2016	(3)	68,750	31,250	$5.79	3/11/2026
	8/12/2016	(3)	175,000	125,000	$6.52	8/12/2026
	9/14/2017	(3)	234,375	515,625	$1.80	9/14/2027
	5/17/2018	(3)	—	750,000	$7.20	5/17/2028
Jiong Shao	3/16/2018	(3)	—	200,000	$7.75	3/16/2028
	3/16/2018	(4)	—	300,000	$7.75	3/16/2028
	11/26/2018	(3)	—	100,000	$3.57	11/26/2028
George K. Ng	12/18/2014	(3)	120,000	—	$8.16	12/18/2024
	3/11/2016	(3)	27,500	12,500	$5.79	3/11/2026
	8/12/2016	(3)	58,333	41,667	$6.52	8/12/2026
	9/14/2017	(3)	46,875	103,125	$1.80	9/14/2027
	9/24/2018	(3)(5)		900,000	$0.90	9/24/2028
Jerome Zeldis, M.D., Ph.D.	8/12/2016	(3)	116,667	83,333	$6.52	8/12/2026
	9/14/2017	(3)	46,875	103,125	$1.80	9/14/2027
	11/26/2018	(3)	—	100,000	$3.57	11/26/2028

(1)	Mr. Ferrigno’s employment with the Company terminated on March 23, 2018. Mr. Ferrigno did not hold any equity awards as of December 31, 2018.

(2)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.

(3)
All of the options vest and become exercisable over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.

(4)	This option will vest, subject to Mr. Shao’s continued employment with the Company, upon the date our common stock becomes listed on The Stock Exchange of Hong Kong Limited.

(5)	Represents options granted by Scilex Pharmaceuticals Inc.
OPTION EXERCISES AND STOCK VESTED
The following table provides details regarding stock options exercised by our named executive officers during the fiscal year ended December 31, 2018.

Option Awards
Name	Number of Shares Acquired on Exercised	Value Realized on Exercise (1)
Henry Ji, Ph.D.	6,000	$26,250
Jiong Shao	—	—
Dean Ferrigno	—	—
George K. Ng	—	—
Jerome Zeldis, M.D., Ph.D.	—	—

(1) No shares subject to stock awards held by any of our named executive officers vested during the fiscal year ended December 31, 2018.
PENSION BENEFITS-NONQUALIFIED DEFINED CONTRIBUTION AND OTHER
NONQUALIFIED DEFERRED COMPENSATION
No pension benefits were paid to any of our named executive officers during fiscal 2018. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.
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
Pursuant to the Restated Agreement, Dr. Ji shall (i) receive an annual base salary (the “Annual Base Salary”) of $600,000, as may be adjusted from time to time; (ii) be eligible to participate in an annual incentive program, with a target annual bonus incentive equal to 55% of his then-current Annual Base Salary (the “Annual Bonus”); and (iii) receive employee benefits, paid personal leave and expense reimbursement in accordance with our policies. In addition, Dr. Ji’s performance will be reviewed by the Board at least annually, and his Annual Base Salary, target Annual Bonus and any other compensation will be subject to adjustment by the Board, provided that Dr. Ji’s Annual Base Salary and target Annual Bonus may not be adjusted downward.
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
Employment Agreements with Other Executive Officers and Former Executive Officers
Jiong Shao
On March 16, 2018, we entered into an offer letter with Mr. Shao. Pursuant to the offer letter, Mr. Shao’s annualized salary is $450,000, as may be adjusted from time to time, and he will be eligible to receive an annual performance bonus of up to 35%

of his base salary. Pursuant to the offer letter, we granted Mr. Shao an option to purchase 200,000 shares of our common stock (under our Amended and Restated 2009 Stock Incentive Plan, as amended, which will vest, subject to Mr. Shao’s continued employment with the Company, over a four year period, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th of the shares subject to the option vesting each month thereafter. We also granted Mr. Shao a second option to purchase 300,000 shares of our common stock under the Plan, which will vest, subject to Mr. Shao’s continued employment with the Company, upon the date our common stock becomes listed on The Stock Exchange of Hong Kong Limited.
Mr. Shao’s offer letter does not provide for payments or benefits upon termination or a change in control.
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
Employment Agreement with George K. Ng
We were a party to an employment agreement dated December 8, 2014 with George K. Ng, our former Executive Vice President, Chief Administrative Officer and Chief Legal Officer. The employment agreement for Mr. Ng provided for an annual base salary of $345,000, which was last increased to $450,000 in July 2015. Mr. Ng’s employment agreement also provided for the reimbursement of relocation related costs and for a housing allowance of up to $20,000 annually until such time that full relocation has occurred. Additionally, his target annual bonus was set at 35% of his annual salary.
We had the right to terminate Mr. Ng’s employment at any time with or without “cause” or upon his death or disability, each as defined in the employment agreement. Mr. Ng was permitted to resign with or without “good reason”, as defined in the employment agreement. Under such circumstances, Mr. Ng would have been entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements. The employment agreement also included provisions regarding severance. If Mr. Ng was terminated without cause or resigned for good reason, he also would have been entitled to 12 months of his then-applicable base salary payable in accordance with the Company’s standard payroll practices and 12 months of health care benefits continuation at our expense. In addition, all of his unvested stock options would have immediately vested. If we terminated Mr. Ng for cause or he resigned without good reason, he would not have been entitled to further compensation. He would have had no obligation to seek other employment and any income so earned would not have reduced the foregoing amounts. Mr. Ng’s employment with the Company and our subsidiaries terminated effective April 1, 2019.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2018 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.
The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2018 (the last trading day of the year), other than with respect to Mr. Ferrigno, Mr. Ng and Dr. Zeldis as none of the foregoing were serving as an executive officer as of December 31, 2018. The closing price of our common stock, as reported on the Nasdaq Capital Market, was $2.40 on December 31, 2018. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.
Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal Outside of Change of Control Window	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal During Change of Control Window
Cash Payments	$930,000	$1,860,000
Continuation of Benefits	24,111	48,222
Value of Option Shares Accelerated	144,525(1)	453,900(2)
Total Cash Benefits and Payments	$1,098,636	$2,362,122

______________
(1) Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2018, the vesting of which would be accelerated.
(2) Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2018, the vesting of which would be accelerated.
Jiong Shao

Mr. Shao’s offer letter does not provide for payments or benefits upon termination or a change in control.
DIRECTOR COMPENSATION
The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David H. Deming(2)	123,001	—	—	123,001
Dorman Followwill	70,250	88,550	—	158,800
Dr. Kim Janda	92,125	88,550	—	180,675
David Lemus	72,875	88,550	—	161,425
Jaisim Shah	89,450	88,550	—	178,000
Yue Alexander Wu	90,000	88,550	—	178,550

(1)
These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2018, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2017. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 13 to the financial statements included in this Annual Report on Form 10-K. As of December 31, 2018, our non-employee directors held options to purchase the following number of shares of common stock: Mr. Deming - 140,000; Mr. Followwill - 70,000; Dr. Janda - 202,400; Mr. Lemus - 70,000; Mr. Shah - 375,000; and Dr. Wu - 105,000.

(2)	Mr. Deming's service on our Board terminated on August 24, 2018.

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
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Followwill and Dr. Wu. Dr. Wu serves as the Chairperson of the Compensation Committee. Prior to March 18, 2019, our Compensation Committee was comprised of Messrs. Followwill and Shah and Dr. Wu. During 2018, none of Messrs. Followwill or Shah or Dr. Wu was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K, except with respect to Mr. Shah’s relationship to Semnur Pharmaceuticals, Inc. as disclosed under the heading “Transactions with Related Persons- Semnur Pharmaceuticals, Inc. Acquisition” in Item 13 of this Annual Report on Form 10-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.
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
Mr. Dorman Followwill
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information as of March 31, 2019, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.
This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of March 31, 2019. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 122,457,257 shares of common stock outstanding as of March 31, 2019, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before May 30, 2019, which is 60 days after March 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	5,587,855	(1)	4.5%
Dean Ferrigno, Former Chief Accounting Officer(2)	245		*
George K. Ng, Former EVP, Chief Administrative Officer and Chief Legal Officer(3)	686,839	(4)	*
Jiong Shao, Executive Vice President and Chief Financial Officer	60,417	(5)	*
Jerome Zeldis, M.D., Ph.D., Chief Medical Officer and President of Clinical Development(6)	206,354	(7)	*
Dorman Followwill, Director	54,630	(8)	*
Dr. Kim Janda, Lead Independent Director	187,900	(9)	*
David Lemus, Director	52,500	(10)	*
Jaisim Shah, Director	470,133	(11)	*
Dr. Yue Alexander Wu, Director	92,500	(12)	*
All Current Officers and Directors as a Group (7 Persons)	6,505,935	(13)	5.2%

5% Stockholders:
Asia Pacific MedTech (BVI) Limited	11,017,987	(14)	8.8%
BlackRock, Inc.	7,566,238	(15)	6.2%
China In Shine Investment Limited	8,481,955	(16)	6.7%
Famous Sino Limited	8,031,955	(17)	6.4%
Fan Yu	7,644,307	(18)	6.2%
Hongguo International Holdings Limited	6,831,955	(19)	5.5%
Magnum Opus2 International Holdings Limited	6,831,955	(20)	5.5%
Top Path Asia Limited	6,831,955	(21)	5.5%
Yuehui Xie	7,883,093	(22)	6.4%

*    Less than 1%.

(1)
Comprised of (i) 2,045,807 shares of common stock held directly, (ii) 2,271,693 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iii) 40,000 shares of common stock held directly by Dr. Ji’s wife, (iv) 261,438 shares of common stock issuable upon exercise of a warrant to purchase shares held by Dr. Ji, and (v) 968,917 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.

(2)	Mr. Ferrigno was appointed as our Chief Accounting Officer (and principal financial officer) effective as of May 15, 2017. Mr. Ferrigno’s employment with the Company terminated on March 23, 2018.

(3)	As of December 31, 2018, Mr. Ng was not considered to be an executive officer of the Company and his employment with the Company and its subsidiaries terminated effective April 1, 2019.

(4)
Comprised of (i) 302,146 shares of common stock held directly, (ii) 3,448 shares of common stock held by Peng Ventures, LLC, (iii) 101,453 shares of common stock held by Ng Cha Family Trust, a family trust of which the Mr. Ng is a co-trustee with his wife, and (iv) 279,792 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(5)	Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(6)
As of December 31, 2018, Dr. Zeldis was not considered to be an executive officer of the Company, but he continues to serve as the Company’s Chief Medical Officer and President of Clinical Development.

(7)	Comprised of (i) 10,000 shares of common stock held directly, and (ii) 196,354 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(8)	Comprised of (i) 2,130 shares of common stock held directly, and (ii) 52,500 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(9)	Comprised of (i) 3,000 shares of common stock held directly, and (ii) 184,900 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(10)	Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(11)	Comprised of (i) 112,633 shares of common stock held directly, and (ii) 357,500 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(12)	Comprised of (i) 5,000 shares of common stock held directly, and (ii) 87,500 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2019.

(13)	Comprised of shares included under “Named Executive Officers and Directors”, other than shares held by Dean Ferrigno, George Ng and Jerome Zeldis.

(14)
The indicated ownership is based on a Schedule 13G/A filed with the SEC by Asia Pacific MedTech (BVI) Limited (“Asia Pacific”) on December 13, 2018. According to the Schedule 13G/A, the Asia Pacific holds directly 8,617,513 shares of common stock, warrants to purchase an aggregate of 974,450 shares of common stock and a convertible promissory note issued by us to Asia Pacific on June 13, 2018 that is convertible into an aggregate of 1,426,024 shares of common stock. Nana Gu is the sole director and sole shareholder of Asia Pacific and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by Asia Pacific. The principal business address of Asia Pacific and Miss Gu is c/o Offshore Incorporations Limited, P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(15)
The indicated ownership is based on a Schedule 13G filed with the SEC on February 8, 2019 by BlackRock, Inc. (“BlackRock”) in which BlackRock reported that it had sole voting power of 7,321,574 shares and sole dispositive power of 7,566,238 shares as of December 31, 2018, in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.
(16) The indicated ownership is based on a Schedule 13G/A filed with the SEC on December 13, 2018 by China In Shine Investment Limited (“China In Shine). According to the Schedule 13G/A, as of October 12, 2018, China In Shine holds directly 4,407,713shares of common stock, warrants to purchase an aggregate of 2,974,242 shares and a convertible promissory note issued us to China In Shine on June 13, 2018 that is convertible into an aggregate of 1,110,000 shares of common stock. Chit Fung is the sole director of China In Shine and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by China In Shine. The principal business address of China In Shine and Chit Fung is 18/F, Des Voeux Road West, Hong Kong.
(17) The indicated ownership is based on a Schedule 13G/A filed with the SEC on December 13, 2018 by Famous Sino Limited (“Famous Sino”). According to the Schedule 13G/A, as of October 12, 2018, Famous Sino holds directly 4,407,713 shares of common stock, warrants to purchase an aggregate of 2,824,242 shares of common stock and a convertible promissory note issued by us to Famous Sino on June 13, 2018 that is convertible into an aggregate of 800,000 shares of common stock. Guangze Wu is the sole director of Famous Sino and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by Famous Sino. The principal business address of Famous Sino and Guangze Wu is Flat B, 1/F, Tower 1, Dynasty Court, No. 23 Old Peak Road, Hong Kong.

(18)
The indicated ownership is based solely on a Schedule 13G filed with the SEC by the reporting person on February 13, 2019. According to the Schedule 13G, the reporting person may be deemed to beneficially own 6,238,903 shares of common stock and warrants to purchase 1,405,404 shares of common stock. ABG II-SO Limited (“ABG II-SO”) directly holds 460,588 shares of common stock (the “ABG II-SO Shares”). ABG II-SO is a wholly-owned subsidiary of Ally Bridge Group Capital Partners II, L.P. (“ABG II”). ABG Management Ltd. is the manager of ABG II, and Mr. Fan Yu is the sole shareholder and director of ABG Management Ltd.

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
ABG Management Ltd., by virtue of being the manager of ABG II and ABG III, may be deemed to have voting control and investment discretion over the ABG-SO Shares, the ABG SRNE Shares and Warrants and the ABG Innovation-SO Shares. Mr. Bin Li, by virtue of being a director and executive officer of ABG LB, and a director and shareholder of Ally Bridge LB Management Limited, may be deemed to have voting control and investment discretion over the ABG LB Shares and Warrants. Mr. Fan Yu, by virtue of being a director of ABG LB, a director and shareholder of Ally Bridge LB Management Limited, and the sole shareholder and director of ABG Management Ltd., may be deemed to have voting control and investment discretion over the ABG II-SO Shares, the ABG LB Shares and Warrants, the ABG SRNE Shares and Warrants and the ABG Innovation-SO Shares. The address of the principal business office is ABG II-SO, ABG II, ABG LB, Ally Bridge LB Management Limited, ABG SRNE, ABG III, ABG Management Ltd., ABG Innovation-SO, Mr. Bin Li, and Mr. Fan Yu is Unit 3002-3004, 30th Floor, Gloucester Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.
(19) The indicated ownership is based solely on a Schedule 13G filed with the SEC by Hongguo International Holdings Limited (“Hongguo”) on June 22, 2018. According to the Schedule 13G, as of April 21, 2018, Hongguo holds directly 4,407,713 shares of common stock and a warrant to purchase 2,424,242 shares of common stock. Yixi Chen, the director of Hongguo, may be deemed to have voting and dispositive power over the shares and warrant held by Hongguo. The principal business address of Hongguo and Yixi Chen is Room 2904, 29th Floor, East Finance Centre, 16 Harcourt Road, Admiralty, Hong Kong.

(20)
The indicated ownership is based solely on a Schedule 13G filed with the SEC by Magnum Opus2 International Holdings Limited (“Magnum Opus2”) on July 13, 2018. According to the Schedule 13G, as of April 21, 2018, Magnum Opus2 International Holdings Limited directly holds 4,407,713 shares of common stock and a warrant to purchase 2,424,242 shares of common stock. Yuen Kam, the sole director of Magnum Opus2, may be deemed to have voting and dispositive power over the shares and warrant held by Magnum Opus2. The principal business address of Magnum Opus2 and Yuen Kam is 48F, Bank of China Tower, 1 Garden Road, Central, Hong Kong.

(21) The indicated ownership is based solely on a Schedule 13G filed with the SEC by Top Path Asia Limited (“Top Path”) on June 22, 2018. According to the Schedule 13G, as of April 21, 2018, Top Path holds directly 4,407,713 shares of common stock and a warrant to purchase 2,424,242 shares of common stock. Ling Xu, the sole director of Top Path, may be deemed to have voting and dispositive power over the shares and warrant held by Top Path. The principal business address of Top Path and Ling Xu is Rooms 1102-3, 11/F, Regent Centre, 88 Queen’s Road, Central, Hong Kong.
(22) The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting person on May 22, 2018. According to the Schedule 13G/A, as of May 18, 2018, Xianjian Advanced Technology Limited (“Xianjian”) directly holds 7,342,553 shares of common stock and Bocom International Asset Management Limited (“Bocom”) directly holds a warrant to purchase 540,540 shares of common stock. Yuehui Xie is the sole owner and director of each of Xianjian and Bocom and has voting and dispositive power over the shares held by Xianjian and the warrant held by Bocom. The principal business address of Yuehui Xie and Xianjian is Saiba R&D Building, Langshan Er Road, High-tech Industrial Park North District, Nanshan District, Shenzhen, Guangdong, China. The principal business address is Bocom is 11th Floor, Man Yee Building, 68 Des Voeux Road, Central, Hong Kong.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2018. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	10,523,075	$4.91	7,801,331	(2)
Equity compensation plans not approved by security holders(3)	3,200	1.12	—
Total	10,526,275	N/A	7,801,331

(1)	Comprised of the 2009 Plan.

(2)
Comprised solely of shares subject to awards available for future issuance under the 2009 Plan. In June 2014, our stockholders approved, among other items, the amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 3,760,000. In June 2016, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 6,260,000. In July 2017, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 11,260,000. In July 2018, our stockholders approved, among other items, another amendment and restatement of the 2009 Plan to increase the number of shares of common stock authorized to be issued pursuant to the 2009 Plan to 18,860,000. Such shares of common stock are reserved for issuance to our employees, non-employee directors and consultants. As of December 31, 2018, 18,860,000 shares were authorized under the 2009 Plan, with 7,801,301 shares remaining available for awards for future issuance under the 2009 Plan.

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
Transactions with Related Persons
The following is a description of transactions or series of transactions since January 1, 2018, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under “Employment Agreements” above.
Semnur Pharmaceuticals, Inc. Acquisition
On March 18, 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc., a Delaware corporation (“Semnur”), Scilex Holding Company, a Delaware corporation (“HoldCo”), Sigma Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HoldCo (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of HoldCo.
Concurrently with the execution of the Merger Agreement, we and each of the other holders of outstanding shares of capital stock of Scilex Pharmaceuticals Inc., a Delaware corporation and our majority-owned subsidiary (“Scilex”), contributed each share of Scilex capital stock we or it owned to HoldCo in exchange for one share of HoldCo common stock (the “Contribution”). As a result of the Contribution, and prior to the consummation of the Merger, Scilex became a wholly-owned subsidiary of HoldCo and we became the owner of approximately 77% of HoldCo’s issued and outstanding capital stock.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, following the closing of the Merger (the “Closing”), HoldCo is required to pay to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million plus the aggregate exercise price of outstanding options to purchase Semnur’s common stock (which amount will be subsequently deducted from the amounts otherwise payable to the holders of such options), consisting of the following: (a) a cash payment of approximately $12.4 million, and (b) 47,392,287 shares of HoldCo common stock (the “Stock Consideration”). A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of HoldCo common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration are required to sign an exchange and registration rights agreement with us (the “Exchange Agreement”), which is further described below.
Following the issuance of the Stock Consideration, we are the owner of approximately 58% of HoldCo’s issued and outstanding capital stock. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, HoldCo has also agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration and the achievement of certain amounts of net sales of Semnur products.

Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the Closing, 100% of the outstanding equity of HoldCo has not been acquired by a third party and HoldCo has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of HoldCo capital stock on a major stock exchange that meets certain requirements and includes the Stock Consideration, then holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the Closing (the “Share Exchange”), the Stock Consideration for shares of our common stock with a value of $55.0 million based on a price per share of our common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of our common stock as reported on Nasdaq as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
Pursuant to the terms of the Exchange Agreement, and subject to the limitations contained therein, within 30 days following consummation of the Share Exchange (if it occurs at all), we have agreed to prepare and file with the Securities and Exchange Commission a registration statement to enable the public resale on a delayed or continuous basis of the shares of our common stock issued in the Share Exchange (the “Registration Statement”) and use its commercially reasonable efforts to maintain the effectiveness of such Registration Statement for up to three years thereafter. In the Exchange Agreement, we have also agreed to indemnify the applicable Semnur Equityholders and their affiliates for certain liabilities related to such Registration Statement, including certain liabilities arising under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
Mr. Shah, a member of our Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.
Scilex Pharmaceuticals Inc. Acquisition
On November 8, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Scilex and a majority of the stockholders of Scilex (the “Scilex Stockholders”) pursuant to which we acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, our President and Chief Executive Officer and a member of our Board of Directors, and George K. Ng, our former Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.
At the closing of the Scilex acquisition, we issued to the Scilex Stockholders consideration valued at $4.8 million, which consisted primarily of an aggregate of 754,911 shares of our common stock.
On September 11, 2017, we received notice from the FDA that the FDA had accepted Scilex’s resubmitted new drug application for ZTlido® for the treatment of postherpetic neuralgia and we issued to certain of the Scilex Stockholders consideration valued at $1.4 million, which consisted primarily of an aggregate of 754,930 shares of our common stock.
On February 28, 2018, the FDA approved ZTlido® (lidocaine topical system 1.8%) for the relief of pain associated with post-herpetic neuralgia. Scilex is currently in preparations for a commercial launch of ZTlido® (lidocaine topical system 1.8%) and exploring potential partnerships for the product. As a result of the FDA approval, pursuant to the Stock Purchase Agreement, we became obligated to deliver to certain of the Scilex Stockholders cash and shares of common stock with a total value of approximately $38.2 million. In satisfaction of this obligation, we issued 1,381,346 shares of common stock to the Scilex Stockholders and paid the Scilex Stockholders an aggregate of $24.5 million in cash.
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
Item 14. Principal Accounting Fees and Services.
Independent Registered Public Accounting Firm’s Fees
The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2018 and December 31, 2017 by Deloitte & Touche LLP, our independent registered public accounting firm for such period. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31
	2018	2017
Audit Fees (1)	$2,213,739	$1,394,391
Audit-Related Fees	—	—
Tax Fees (2)	827,152	409,971
All Other Fees	—	—
Total Fees	$3,040,891	$1,804,362

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

3.3	Amended and Restated Bylaws of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

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

10.15
First Amendment to Office Lease, dated October 19, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

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

Exhibit No.	Description

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

10.30
Lease Agreement, dated November 13, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.31
Agreement and Consent, dated November 7, 2018, by and among Sorrento Therapeutics, Inc. and the Warrant Holders party thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

24	Power of Attorney (included on signature page hereto) (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

31.1
Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

31.2
Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

31.3	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.4	Certification of Jiong Shao, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

Exhibit No.	Description

32.1
Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).
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

Date:	April 30, 2019	SORRENTO THERAPEUTICS, INC.

		By:	/s/ HENRY JI
Chairman of the Board, Chief Executive Officer & President