Form 10-Q
period 2019-03-31
Sorrento Therapeutics, Inc.
filed 2019-05-15
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒.
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 26, 2019 was 122,550,710.
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol (s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value	SRNE	The Nasdaq Stock Market LLC

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts; unaudited)

ASSETS	March 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$90,971	$158,738
Restricted Cash	9,592	9,592
Marketable securities	391	297
Grants and accounts receivables, net	7,409	3,833
Inventory	4,568	2,898
Income tax receivable	193	526
Prepaid expenses and other	5,455	3,680
Total current assets	118,579	179,564
Property and equipment, net	28,900	24,384
Operating lease right-of-use assets	43,292	—
Intangibles, net	65,817	66,283
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	27,083	27,980
Restricted cash	45,150	45,000
Other, net	5,347	5,570
Total assets	$609,474	$624,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,652	$13,817
Accrued payroll and related benefits	10,159	10,236
Accrued expenses	23,590	13,403
Current portion of deferred revenue	3,157	2,703
Acquisition consideration payable	11,312	11,312
Current portion of debt	8,678	10,150
Current portion of operating lease liabilities	2,534	—
Total current liabilities	74,082	61,621
Long-term debt, net of discount	229,662	223,136
Deferred tax liabilities, net	9,230	9,416
Deferred revenue	115,501	116,274
Derivative liability	14,501	—
Operating lease liabilities	47,628	—
Deferred rent and other	757	6,140
Total liabilities	491,361	416,587
Commitments and contingencies (See Note 14)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 122,311,917 and 122,280,092 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	657,115	626,658
Accumulated other comprehensive income	100	15
Accumulated deficit	(475,821)	(367,750)
Treasury stock, 7,568,182 shares at cost at March 31, 2019, and December 31, 2018	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	131,943	209,472
Noncontrolling interests	(13,830)	(1,972)
Total equity	118,113	207,500
Total liabilities and stockholders' equity	$609,474	$624,087
See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts; unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Royalty and license	$120	$120
Sales and services	6,023	6,126
Total revenues	6,143	6,246
Operating costs and expenses:
Costs of revenues	2,308	1,311
Research and development	25,584	14,632
Acquired in-process research and development	75,301	—
General and administrative	25,122	9,961
Intangible amortization	966	662
Loss on contingent liabilities	32	12,226
Total operating costs and expenses	129,313	38,792
Loss from operations	(123,170)	(32,546)
Gain on trading securities	94	3
Loss on derivative liability	(14,501)	—
Gain on foreign currency exchange	313	17
Interest expense	(9,080)	(1,052)
Interest income	534	4
Loss before income tax	(145,810)	(33,574)
Income tax benefit	(178)	(948)
Loss on equity method investments	(897)	(922)
Net loss	(146,529)	(33,548)
Net loss attributable to noncontrolling interests	(38,458)	(974)
Net loss attributable to Sorrento	$(108,071)	$(32,574)
Net loss per share - basic per share attributable to Sorrento	$(0.88)	$(0.38)
Net loss per share - diluted per share attributable to Sorrento	$(0.88)	$(0.38)
Weighted-average shares used during period - basic per share attributable to Sorrento	122,281	84,941
Weighted-average shares used during period - diluted per share attributable to Sorrento	122,281	84,941

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	(146,529)	$(33,548)
Other comprehensive gain:
Foreign currency translation adjustments	85	110
Total other comprehensive loss	85	110
Comprehensive loss	(146,444)	(33,438)
Comprehensive loss attributable to noncontrolling interests	(38,458)	(974)
Comprehensive loss attributable to Sorrento	$(107,986)	$(32,464)

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except for share amounts)

	Three Months Ended March 31, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	31,825	—	—	—	81	—	—	—	81
Equity contribution related to Semnur acquisition	—	—	—	—	28,400	—	—	26,600	55,000
Stock-based compensation	—	—	—	—	1,976	—	—	—	1,976
Foreign currency translation adjustment	—	—	—	—	—	85		—	85
Net loss	—	—	—	—	—	—	(108,071)	(38,458)	(146,529)
Balance, March 31, 2019	122,311,917	$13	7,568,182	$(49,464)	$657,115	$100	$(475,821)	$(13,830)	$118,113

	Three Months Ended March 31, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock upon exercise of stock options	24,090	—	—	—	155	—	—	—	155
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement and investments, net	6,409,170	1	—	—	48,957	—	—	—	48,958
Stock-based compensation	—	—	—	—	1,594	—	—	—	1,594
Foreign currency translation adjustment	—	—	—	—	—	110	—	—	110
Net income (loss)	—	—	—	—	—	—	(32,574)	(974)	(33,548)
Balance, March 31, 2018	91,028,089	$10	7,568,182	$(49,464)	$480,691	$352	$(196,784)	$6,068	$240,873

See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
Operating activities	2019	2018
Net loss	$(146,529)	$(33,548)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,038	2,005
Amortization of operating lease right-of-use assets	1,292	—
Non-cash interest expense	5,682	288
Loss on disposals	433	—
Semnur-related IPR&D	75,301	—
Amortization of debt issuance costs	518	1
Gain on trading securities	(94)	(3)
Stock-based compensation	1,976	1,594
Loss on derivative liability	14,501	—
Loss on equity method investments	897	922
Loss on contingent liabilities and acquisition consideration payable	32	12,226
Deferred tax provision	(186)	(895)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(3,575)	(1,701)
Accrued payroll	(76)	19
Prepaid expenses and other	(2,989)	(1,286)
Deposits and other assets	406	113
Accounts payable	(3,439)	(1,825)
Deferred revenue	(319)	(1,378)
Other	163	(33)
Acquisition consideration payable for Scilex	—	(2,020)
Accrued expenses and other liabilities	8,659	1,558
Net cash used in operating activities	(44,309)	(23,963)
Investing activities
Purchases of property and equipment	(5,228)	(448)
Purchase of assets related to Semnur	(17,040)	—
Net cash used in investing activities	(22,268)	(448)
Financing activities
Proceeds from bridge loan for Scilex regulatory milestone	—	20,000
Repayment of bridge loan for Scilex regulatory milestone	—	(20,000)
Proceeds from loan agreement	—	1,586
Short-term loan repayment	(740)	—
Scilex consideration for regulatory milestone	—	(22,466)
Payment on Scilex Notes	(438)	—
Proceeds from issuance of common stock, net	—	48,958
Proceeds from exercise of stock options	81	155
Net cash (used in) provided by financing activities	(1,097)	28,233
Net change in cash, cash equivalents and restricted cash	(67,674)	3,822
Net effect of exchange rate changes on cash	57	1
Cash, cash equivalents and restricted cash at beginning of period	213,330	20,429

Cash, cash equivalents and restricted cash at end of period	$145,713	$24,252
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$2,505	$128
Supplemental disclosures of non-cash investing and financing activities:
Semnur non-cash consideration	$55,000	$—
BDL non-cash consideration	$—	$2,340
Property and equipment costs incurred but not paid	$1,531	$965
Scilex non-cash consideration for regulatory milestone	$—	$13,744
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	90,971	24,252
Restricted cash	54,742	—
Cash, cash equivalents, and restricted cash	$145,713	$24,252
 See accompanying unaudited notes

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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
Through March 31, 2019, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure.
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
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal, recurring and necessary for a fair statement of financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2019 fiscal year, or any subsequent period.
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
As of March 31, 2019, the Company had $353.9 million of long term debt outstanding, comprised of convertible notes issued pursuant to the 2018 Securities Purchase Agreement (as defined below), the 2018 Purchase Agreements (as defined below) and the Indenture (as defined below) for Scilex Pharmaceuticals Inc. (“Scilex”) and the Loan Agreement (as defined below) (collectively, the “Debt Arrangements”) (See Note 12).
Each of the Debt Arrangements provides that, upon the occurrence of an event of default, the Purchasers or Lenders thereof (as applicable) may, by written notice to the Company, declare all of the outstanding principal and interest under such Debt Arrangement immediately due and payable. For purposes of the Debt Arrangements, an event of default includes, among other things, (i) the failure to pay outstanding indebtedness when due, (ii) the Company’s breach of certain representations, warranties, covenants or obligations under the documents relating to the Debt Arrangements, or (iii) the occurrence of certain insolvency events involving the Company. The Company believes that it is not probable that the material adverse event clause under the Debt Arrangements will be exercised.
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
Universal Shelf Registration
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC in December 2017. The 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350.0 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement is a sales agreement prospectus (the “Initial Sales Prospectus”) covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Agreement”). On March 15, 2019, the Company filed an additional prospectus supplement covering the offering, issuance and sale by the Company of up to an additional maximum aggregate offering price of $100.0 million of the Company’s common stock under the ATM Agreement (together with the offering covered under the Initial Sales Prospectus, the “ATM Facility”). During the twelve months ended December 31, 2018, the Company sold approximately $83.6 million of common stock under the ATM Facility. The Company sold no shares under the ATM Facility during the three months ended March 31, 2019. The Company can offer up to approximately $116.4 million of additional shares of common stock under the ATM Facility, subject to certain limitations.
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
3. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.
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
Restricted Cash
Restricted cash in the Company’s consolidated balance sheet as of March 31, 2019, included approximately $45.0 million of restricted cash related to the Scilex Notes (as defined below) in the form of both the Reserve Account (as defined below) and the Collateral Account (as defined below) (See Note 12). Restricted cash in the Company’s consolidated balance sheet as of March 31, 2019 also included approximately $9.6 million of restricted cash related to the Loan Agreement in the form of the Oaktree Reserve Account (as defined below) (See Note 12).
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
All of the Company’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. For each of the three months ended March 31, 2019 and 2018, no other-than-temporary impairment charges were recorded for marketable securities.
Grants and Accounts Receivable
Grants receivable at March 31, 2019 and December 31, 2018 represent amounts due under several federal contracts with the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the National Institutes of Health (“NIH”) (collectively, the “NIH Grants”). The Company considers the grants receivable to be fully collectible; accordingly, no allowance for doubtful amounts has been established. If amounts become uncollectible, they are charged to operations.
Accounts receivable at March 31, 2019 and December 31, 2018 consists of trade receivables from sales and services provided to certain customers, which are generally unsecured and due within 30 days. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts within grants and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. As of each of the periods ended March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $20,000.
Inventory
The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. As of March 31, 2019, the Company’s inventory is primarily comprised of finished goods.
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
Acquisitions and Intangibles
The Company has engaged in business combination and asset acquisition activity. The accounting for business combinations and asset acquisitions requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with business acquisitions, as goodwill represents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting units are less than their carrying amounts, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting units are less than their carrying amounts, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting units with their carrying values, including goodwill. If the carrying amount of the reporting units exceed their fair values, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2018, noting no impairment and that the fair value of the goodwill exceeded the carrying value by a significant margin. With the exception of the re-segmentation of the Company’s segments, which did not result in impairment, during the quarter ended March 31, 2019, there have not been any other triggering events indicating the potential for impairment through March 31, 2019.
In determining the fair value utilized in the goodwill impairment assessment, the Company considers qualitative factors such as changes in strategy, cash flows and the regulatory environment as well as the market capitalization of the Company’s publicly traded common stock. The Company’s share price is highly volatile and although there was significant excess of fair value over book value at the annual impairment assessment date of December 31, 2018, subsequent declines in the market share price could pose risks of impairment in the future.
It is not possible at this time to determine if an impairment charge would result from these factors, or, if it does, whether such charge would be material. The Company will continue to monitor the recoverability of its goodwill.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering competition by products prescribed for the same indication, the likelihood and estimated future entry of non-generic and generic competition with the same or similar indication and other related factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. There have not been any impairment losses of long-lived assets through March 31, 2019.
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
Debt, Including Debt with Detachable Warrants
Debt with detachable warrants is evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815, Derivatives and Hedging.
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
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combination of Virttu Biologics Limited (“Virttu”), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. The Company commenced amortization of acquired in-process research and development related to the business combination of Scilex upon commercialization of ZTlido® (lidocaine topical system 1.8%) in October 2018. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 4 for further discussion of acquired in-process research and development expense related to the acquisition of Semnur Pharmaceuticals, Inc.).
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
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of each of December 31, 2018 and March 31, 2019, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities.
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
Grant Revenues
The revenue from the NIH grant awards is based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. These revenues are recognized when expenses have been incurred by subcontractors or when the Company incurs internal expenses that are related to the grant. Grant revenues were not material for the three months ended March 31, 2019.
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
As of March 31, 2019, the future performance obligations for royalty and license revenues relate to the license agreements with ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”).
The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of March 31, 2019, was approximately $8.4 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company’s participation on a steering committee for the technologies under the agreement.
As of March 31, 2019, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 11 for additional information regarding the remaining performance obligation for the agreement.
Sales and Services Revenues
Sales and services revenues are comprised of Scilex product sales of ZTlido® (lidocaine topical system 1.8%), contract manufacturing associated with sales of customized reagents at Concortis Biosystems Corp. (“Concortis”), materials and supply agreements, contract manufacturing services at BioServ Corporation, and the Company’s joint development agreement with Celularity Inc. (“Celularity”).
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company applied the practical expedient in ASC Topic 606-10-50-14 to the revenue contracts for Concortis sales and services and materials and supply agreements due to the general short-term length of such contracts.
The following table shows sales and service revenues disaggregated by product and services type for the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	March 31, 2019	March 31, 2018
Scilex product sales	$2,859	$—
Concortis sales and services	1,810	1,463
Materials and supply agreements	500	861
Bioserv sales and services	854	2,135
Joint development agreement	—	1,667
	$6,023	$6,126
The Company is obligated to accept from customers the return of products sold that are damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the terms of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company has not experienced any sales returns.
Scilex Pharmaceuticals Inc.
Revenues from Scilex product sales include sales of its ZTlido® (lidocaine topical system 1.8%). Scilex’s performance obligation with respect to Scilex product sales is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of March 31, 2019 was not material.
For Scilex product sales, the Company records gross-to-net sales adjustments for government and managed care rebates, chargebacks, wholesaler fees, sales returns and prompt payment discounts. Such variable consideration are estimated in the period of the sale and are estimated using a most likely amount approach based primarily upon provisions included in the Company’s customer contract, customary industry practices and current government regulations and was not significant for the three months ended March 31, 2019. There were no significant changes in variable consideration during the three months ended March 31, 2019.
Concortis Biosystems Corporation (“Concortis”)
Contract manufacturing associated with sales of customized reagents for Concortis operations relate to providing synthetic expertise to customers’ synthesis by delivering proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxin and antibodies provided by customers. Revenue associated with the sales of customized reagents is recognized at a point in time upon the transfer of control, which is generally upon shipment given the short contract terms which are generally three months or less.
Materials and Supply Agreements
Revenues from the sale of materials associated with the Company’s research and development arrangements are recognized upon the transfer of control, which is generally upon shipment. Outstanding performance obligations related to materials and supply agreements was $0.4 million as of March 31, 2019, and the Company expects to fulfill $0.1 million of such obligations during the remainder of 2019.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of each of December 31, 2018 and March 31, 2019, the Company had approximately $0.4 million of unbilled accounts receivable for which revenue has been recognized but not billed at the reporting date. As of December 31, 2018 and March 31, 2019, the Company had approximately $0.2 million and $0.1 million of upfront payments related to its contract manufacturing services included in deferred revenue, respectively.
As of December 31, 2018 and March 31, 2019, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $1.6 million and $1.2 million, respectively.

The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2019	2020	2021 and thereafter
Contract manufacturing services	$705	$407	$131

Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million was recognized over the length of the service agreement as services were performed. The Company recorded sales and services revenues under the joint development agreement of $1.7 million during the three months ended March 31, 2018. The Company recorded no sales and services revenues under the joint development agreement during the three months ended March 31, 2019.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is primarily comprised of net income (loss) and adjustments for the change in unrealized gains and losses on the Company’s investments in available-for-sale marketable securities, net of taxes and foreign currency translation adjustments. The Company displays comprehensive income (loss) and its components in its consolidated statements of comprehensive income (loss).
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
Reorganization of Segments
Beginning in the quarter ended March 31, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2019, the Company has no finance leases.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-2 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, which allows for an alternative method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. In March 2019, the FASB issued ASU No. 2019-01, which clarifies that entities are not subject to the transition disclosure requirements in ASC 250-10-50-3 related to the effect of an accounting change on certain interim period financial information. ASU No. 2016-02 and all subsequent amendments (collectively, “ASC 842”) were effective for public entities for annual reporting periods beginning after December 15, 2018, including interim periods therein. The Company adopted ASC 842 during the first quarter of 2019 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior periods as allowed under ASU No. 2018-11. The Company made the following practical expedients elections: (1) elected the short-term lease exception, (2) did not elect hindsight and (3) elected to not separate its non-lease components from lease components. The Company also adopted the transitional practical expedients, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of the Company’s existing operating leases. The adoption of ASC 842 resulted in the recording of $44.9 million in operating ROU assets and $2.6 million and $47.8 million in current portion of operating lease liabilities and non-current operating lease liabilities, respectively. Deferred rent, recorded in other current liabilities and other non-current liabilities, was derecognized. There were no adjustments to retained earnings. The Company will continue to report financial information for fiscal years ending before December 31, 2018 under the previous lease accounting standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU No. 2016-13 will have on the Company’s consolidated financial position, results of operations or cash flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of the disclosure requirements for fair value measurements. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty will be applied prospectively as of the beginning of the fiscal year of adoption with all other amendments being applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is evaluating the impact that adopting this standard will have on its consolidated financial statements.
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
4. Acquisitions
Acquisition of Semnur Pharmaceuticals, Inc.
On March 18, 2019, the Company, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc., a Delaware corporation (“Semnur”), Scilex Holding Company, a Delaware corporation (“HoldCo”), Sigma Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of HoldCo (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of HoldCo.
Concurrently with the execution of the Merger Agreement, the Company and each of the other holders of outstanding shares of capital stock of Scilex, the Company’s majority-owned subsidiary, contributed each share of Scilex capital stock that the Company or it owned to HoldCo in exchange for one share of HoldCo common stock (the “Contribution”). As a result of the Contribution, and prior to the consummation of the Merger, Scilex became a wholly-owned subsidiary of HoldCo and the Company became the owner of approximately 77% of HoldCo’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, HoldCo issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million plus the aggregate exercise price of outstanding options to purchase Semnur’s common stock (which amount was subsequently deducted from the amounts otherwise payable to the holders of such options), consisting of the following: (a) a cash payment of approximately $12.4 million, and (b) 47,392,287 shares of HoldCo common stock (the “Stock Consideration”). A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of HoldCo common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration were required to sign an exchange and registration rights agreement with the Company (the “Exchange Agreement”), which is further described below.
Following the issuance of the Stock Consideration, the Company is the owner of approximately 58% of HoldCo’s issued and outstanding capital stock. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, HoldCo also agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (“FDA”) and the achievement of certain amounts of net sales of Semnur products.
Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Merger (the “Closing”), 100% of the outstanding equity of HoldCo has not been acquired by a third party and HoldCo has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of HoldCo capital stock on a major stock exchange that meets certain requirements and includes the Stock Consideration, then holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the Closing (the “Share Exchange”), the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on The Nasdaq Stock Market LLC as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
Pursuant to the terms of the Exchange Agreement, and subject to the limitations contained therein, within 30 days following consummation of the Share Exchange (if it occurs at all), the Company agreed to prepare and file with the SEC a registration statement to enable the public resale on a delayed or continuous basis of the shares of the Company’s common stock issued in the Share Exchange (the “Registration Statement”) and use its commercially reasonable efforts to maintain the effectiveness of such Registration Statement for up to three years thereafter. In the Exchange Agreement, the Company has also agreed to indemnify the applicable Semnur Equityholders and their affiliates for certain liabilities related to such Registration Statement, including certain liabilities arising under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.
Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.
The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. Under the Merger Agreement, HoldCo acquired the Semnur SP-102 technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $2.5 million, and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of $15.0 million in cash and shares of HoldCo valued at $55.0 million. No contingent consideration was recorded as of March 31, 2019 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, approximately $75.3 million was expensed as a component of acquired in-process research and development.
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
Level 3—Unobservable inputs based on the Company’s own assumptions.
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$90,971	$90,971	$—	$—
Restricted cash	54,742	54,742	—	—
Marketable securities	391	316	—	75
Total assets	$146,104	$146,029	$—	$75
Liabilities:
Derivative liability	$14,501	$—	$—	$14,501
Acquisition consideration payable	11,312	—	—	11,312
Acquisition consideration payable - Non-current	757	—	—	757
Total liabilities	$26,570	$—	$—	$26,570

	Fair Value Measurements at December 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$158,738	$158,738	$—	$—
Restricted cash	54,592	54,592	—	—
Marketable securities	297	247	—	50
Total assets	$213,627	$213,577	$—	$50
Liabilities:
Acquisition consideration payable	$11,312	$—	$—	$11,312
Acquisition consideration payable - Non-current	725	—	—	725
Total liabilities	$12,037	$—	$—	$12,037
The Company’s financial assets and liabilities carried at fair value are comprised of cash, cash equivalents, restricted cash, marketable securities and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. Marketable securities are valued using inputs observable in active markets for identical securities. The fair value of the contingent consideration is measured on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.
The following table includes a summary of the Company’s contingent consideration liabilities and acquisition consideration payables associated with acquisitions.

(in thousands)	Fair Value
Beginning Balance at December 31, 2018	$12,037
Re-measurement of Fair Value	32
Ending Balance at March 31, 2019	$12,069
As of March 31, 2019, $9.9 million of the Virttu contingent liability remains to be paid in cash.
The following table includes a summary of the Company’s contingent and financing liabilities, related inputs used to determine fair value, and the valuation methodologies used for the fair value measurements using significant unobservable inputs (Level 3) at March 31, 2019:

(in thousands)	Fair Value Measurements at March 31, 2019	Valuation Methodology	Significant Unobservable Input	Weighted Average (range, if applicable)
Virttu Contingent Consideration (Non-current)	$757	Multiple outcome discounted cash flow	Discount Rate Probability of Regulatory Milestone	19.2% 16%
Concortis Contingent Consideration	$511	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.2% 20%
Shanghai Three Contingent Consideration	$336	Multiple outcome discounted cash flow	Discount Rate Percent probabilities assigned to scenarios	19.2% 10%
RWMC Contingent Consideration	$503	Multiple outcome discounted cash flow	Discount Rate, Percent probabilities assigned to scenarios	19.2% 10%

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
During the three months ended March 31, 2019, the Company recorded a $14.5 million loss on derivative liability attributed to revised probabilities related to the marketing approval for ZTlido® (lidocaine topical system 5.4%) and revised sales forecasts. The fair value of the derivative liability is estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model, which involves significant Level 3 inputs and assumptions including a discount rate of 18%, net sales forecasts and an estimated probability of 90% of not meeting marketing approval before a predetermined date. Due to changes in market approval probabilities for ZTlido® (lidocaine topical system 5.4%) and a revised forecast of cumulative net sales of ZTlido® (lidocaine topical system 1.8%), the fair value of the derivative liability changed, resulting in a loss in the Company's consolidated statement of operations during the three months ended March 31, 2019 and a corresponding derivative liability in the Company's consolidated balance sheets at March 31, 2019.
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2019:

(in thousands)	Fair Value
Beginning Balance at December 31, 2018	$—
Re-measurement of Fair Value	14,501
Ending Balance at March 31, 2019	$14,501
6. Marketable Securities
Marketable securities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Cost	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(359)	$391

	December 31, 2018
	Cost	Gross Realized Gains (Losses)	Fair Value
Trading securities:
MedoveX common shares and warrants	$750	$(453)	$297
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
For the three months ended March 31, 2019 and 2018, the Company recorded a gain of $0.1 million and a gain of $3.0 thousand, respectively, on trading securities. The Company’s investment in MedoveX will be revalued on each balance sheet date. The fair value of the Company’s holding in MedoveX Common Stock at March 31, 2019 is a Level 1 measurement.  The fair value of the Company’s holdings in the MedoveX Warrant was estimated using the Black-Scholes option-pricing method. The risk-free rate was derived from the U.S. Treasury yield curve, matching the MedoveX Warrant’s term, in effect at the measurement date. The volatility factor was determined based on MedoveX’s historical stock prices. The warrant valuation is a Level 3 measurement.
The following table includes a summary of the warrant measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 (in thousands):

Total
Beginning balance at December 31, 2018	$50
Change in fair value of warrant	25
Ending balance at March 31, 2019	$75
7. Property and Equipment
Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Furniture and fixtures	$1,239	$1,127
Office equipment	665	632
Machinery and lab equipment	28,766	27,690
Leasehold improvements	9,101	9,001
Construction in progress	6,488	1,221
	46,259	39,671
Less accumulated depreciation	(17,359)	(15,287)
	$28,900	$24,384
Depreciation expense for the three months ended March 31, 2019 and 2018 was $2.1 million and $1.3 million, respectively.
8. Cost Method Investments

As of March 31, 2019 and December 31, 2018, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity.
The Company’s cost-method investments are assessed for impairment quarterly. The Company has determined that it is not practicable to estimate the fair value of its cost-method investments on a regular basis and does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No impairment losses were recorded during the three months ended March 31, 2019.
9. Equity Method Investments
NANTibody
In 2013, the Company acquired IgDraSol Inc. (“IgDraSol”), a private company focused on the development of oncologic agents for the treatment of cancer, from a third party unrelated to the NantWorks, LLC (“NantWorks”) affiliated entities for 3.0 million shares of the Company’s common stock and $380,000 of cash for a total purchase price of $29.1 million. This transaction included the acquisition of IgDraSol’s lead compound, CynviloqTM, a micellar diblock copolymeric paclitaxel formulation drug product.
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
NANTibody had been formed to advance pre-clinical and clinical immunology assets contributed by the Company and NantCell. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell holds the remaining 60%. Until July 2, 2017, NANTibody held approximately $100.0 million of cash and cash equivalents, and the Company recorded its investment in NANTibody at approximately $40.0 million. As an equity method investment, the Company’s ratable portion of 40% of money expended for the development of intellectual property assets held by NANTibody would be reflected within income (loss) on equity method investments in its statement of operations. As a result of limited spending at NANTibody, the cash on hand at NANTibody remained at approximately $100.0 million since the inception of the NANTibody joint venture until July 2, 2017. Further, the Company’s equity method investment in NANTibody remained at approximately $40.0 million until July 2, 2017.
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
Although the Company has had a designee serving on the Board of Directors of NANTibody since the formation of NANTibody in April 2015, and although the Company has held 40% of the outstanding equity of NANTibody since NANTibody’s formation, neither the Company nor its director designee was given any advance notice of NANTibody’s purchase of IgDraSol or of any board meeting or action to approve such purchase. As such, the Company’s designee on NANTibody’s Board of Directors was not given an opportunity to consider or vote on the transaction as a director and the Company was not given an opportunity to consider or vote on the transaction in its position as a significant (40%) equity holder of NANTibody.

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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of March 31, 2019 and 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.3 million and $3.5 million, respectively.
NANTibody recorded a net loss of $362 thousand and a net loss of $484 thousand for the three months ended December 31, 2018 and 2017, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its consolidated statements of operations for the three months ended March 31, 2019 and 2018. As of December 31, 2018, NANTibody had $9.5 million in current assets and $1.0 million in current liabilities and no noncurrent assets or noncurrent liabilities. As of December 31, 2017, NANTibody had $9.8 million in current assets and $1.7 million in current liabilities and no noncurrent assets or noncurrent liabilities.
NantStem
In July 2015, the Company and NantBioScience established a new entity called NantCancerStemCell, LLC (“NantStem”) as a stand-alone biotechnology company with $100.0 million initial joint funding. As initially organized, NantBioScience was obligated to make a $60.0 million cash contribution to NantStem for a 60% equity interest in NantStem, and the Company was obligated to make a $40.0 million cash contribution to NantStem for a 40% equity interest in NantStem.  Fifty percent of these contributions were funded in July 2015 and the remaining amounts were to be made by no later than September 30, 2015. The Company had NantPharma contribute its portion of the initial joint funding of $20.0 million to NantStem from the proceeds of the sale of IgDraSol. Pursuant to a Side Letter dated October 13, 2015, the NantStem joint venture agreement was amended to relieve the Company of the obligation to contribute the second $20.0 million payment, and its ownership interest in NantStem was reduced to 20%. NantBioScience’s funding obligations were unchanged. The Side Letter was negotiated at the same time the Company issued a call option on shares of NantKwest that it owned to Cambridge Equities, L.P. (“Cambridge”), a related party to NantBioScience.
A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the year ended December 31, 2018. There was no loss related to other-than-temporary impairment recognized for the equity investment for the three months ended March 31, 2019 and 2018.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of March 31, 2019 and 2018, the carrying value of the Company’s investment in NantStem was approximately $17.8 million and $18.7 million, respectively.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded a net loss of $985 thousand and net income of $190 thousand for the three months ended December 31, 2018 and 2017, respectively. The Company recorded its portion of income (loss) from NantStem in income (loss) on equity method investments on its consolidated statements of operations for the three months ended March 31, 2019 and 2018. As of December 31, 2018, NantStem had $74.5 million in current assets and $133 thousand in current liabilities and $5.9 million in noncurrent assets and no noncurrent liabilities. As of December 31, 2017, NantStem had $82.7 million in current assets and $90 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
Yuhan Agreement
In March 2016, the Company and Yuhan Corporation, a South Korean company (“Yuhan”), entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors. Under the terms of the joint venture agreement, Yuhan contributed an initial investment of $10.0 million to ImmuneOncia, and the Company granted ImmuneOncia an exclusive license to one of its immune checkpoint antibodies for specified countries while retaining the rights for the U.S., European and Japanese markets, as well as global rights for ImmuneOncia to two additional antibodies that will be selected by ImmuneOncia from a group of pre-specified antibodies from the Company’s immuno-oncology antibody portfolio. During October 2016, funding and operations of ImmuneOncia commenced. Yuhan owns 51% of ImmuneOncia, while the Company owns 49%.
The Company is accounting for its interest in ImmuneOncia as an equity method investment, due to the significant influence the Company has over the operations of ImmuneOncia through its board representation and 49% voting interest while not sharing joint control with Yuhan.  The Company’s investment in ImmuneOncia is reported in equity method investments on its consolidated balance sheets and its share of ImmuneOncia’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of March 31, 2019 and 2018, the carrying value of the Company’s investment in ImmuneOncia was approximately $2.1 million and $6.1 million, respectively. The difference between the Company’s investment in ImmuneOncia and the Company’s 49% interest in the net assets of ImmuneOncia was approximately $4.5 million at March 31, 2019.
ImmuneOncia recorded a net loss of $1.6 million for each of the three months ended March 31, 2019 and 2018. The Company recorded its portion (49% equity interest) of loss from ImmuneOncia in loss on equity method investments on its consolidated statement of operations for each of the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, ImmuneOncia had $36.8 million in current assets, $1.2 million in current liabilities, $7.7 million in noncurrent assets and $29.8 million in noncurrent liabilities. As of March 31, 2018, ImmuneOncia had $6.3 million in current assets, $270 thousand in current liabilities, $8.5 million in noncurrent assets, and $33 thousand noncurrent liabilities.
Shanghai Three
On March 7, 2016, TNK agreed to issue to SiniWest Holdings, Inc. (“SiniWest Holdings”) $4.0 million in shares of TNK Class A Stock, subject to certain circumstances, to be issued upon a financing resulting in gross proceeds (individually or in the aggregate) to TNK of at least $10.0 million and a $1.0 million upfront cash payment in exchange for SiniWest Holdings transferring certain assets to TNK, including SiniWest Holdings’ 25% interest in Shanghai Three-Alliance Biotech Co. LTD, a China based company (“Shanghai Three”). The Company is accounting for its interest in Shanghai Three as an equity method investment, due to the significant influence the Company has over the operations of Shanghai Three through its 25% voting interest. The Company’s investment in Shanghai Three is reported in equity method investments on the consolidated balance sheets and its share of Shanghai Three’s income or loss is recorded in income (loss) on equity method investments on the consolidated statement of operations. As of each of the three months ended March 31, 2019 and 2018, the carrying value of the Company’s investment in Shanghai Three was approximately $3.8 million.
The financial statements of Shanghai Three are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
Shanghai Three incurred no operating expenses or net loss for the three months ended December 31, 2018 and 2017. As of December 31, 2018, Shanghai Three had $0.3 million in current assets, $2.6 million in current liabilities, $5.1 million in noncurrent assets and $2.0 million in noncurrent liabilities. As of December 31, 2017, Shanghai Three had approximately $0.4 million in current assets, $5.3 million in noncurrent assets, $2.8 million in current liabilities and $2.0 million in noncurrent liabilities. As of March 31, 2019, no material activity had occurred subsequent to the Company’s initial investment.

Fair Value of Equity Method Investment
The Company periodically evaluates the carrying value of the Company’s equity method investments, when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company determines the fair value of its equity method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately held biotechnology companies that are not exchange traded and therefore not supported with observable market prices. However, these investments are valued by reference to their net asset values and unobservable inputs including future cash flows if available.

10. Goodwill and Intangible Assets
At each of March 31, 2019 and December 31, 2018, the Company had recorded goodwill of $38.3 million. The Company performed a qualitative test for goodwill impairment during the quarter ended December 31, 2018. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the three months ended March 31, 2019 and 2018. A summary of the Company’s goodwill as of March 31, 2019 is as follows (in thousands):

Total
Balance at December 31, 2018	$38,298
Goodwill Acquired from Acquisitions	—
Balance at March 31, 2019	$38,298
Beginning in the quarter ended March 31, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment. These segments are the Company’s reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was allocated to the Sorrento Therapeutics and the Scilex operating segments on a relative fair value basis. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of March 31, 2019.
The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $13.9 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,380	$205
Acquired technology	3,410	929	2,481
Acquired in-process research and development	35,834	731	35,103
Patent rights	32,720	5,287	27,433
Assembled workforce	$605	$10	$595
Total intangible assets	$74,154	$8,337	$65,817

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	$1,585	$1,373	$212
Acquired technology	3,410	885	2,525
Acquired in-process research and development	35,834	366	35,468
Patent rights	32,720	4,742	27,978
Assembled workforce	105	5	100
Total intangible assets	$73,654	$7,371	$66,283
As of March 31, 2019, the weighted average remaining life for identifiable intangible assets is 14.9 years. Aggregate amortization expense was $1.0 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.
Estimated future amortization expense related to intangible assets at March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2019 (Remaining nine months)	$2,152
2020	2,869
2021	3,923
2022	3,923
2023	3,918
2024	3,827
Thereafter	45,205
Total expected future amortization	$65,817
11. Significant Agreements and Contracts
License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products.  NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of March 31, 2019, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

12. Loan and Security Agreement and Convertible Notes
2018 Chinese Yuan (“RMB”) Loan
In March 2018, the Company entered into a revolving credit line in the aggregate principal amount of $1.6 million (“RMB 10.0 million”) with the Bank of China and the Agricultural Bank of China, which was guaranteed by Levena Suzhou Biopharma, Co. Ltd. This bank facility was used for working capital purposes. In January 2019, the Company repaid part of the remaining principal amount of $0.7 million (“RMB 5.0 million”).
2018 Securities Purchase Agreement in Private Placement and Amendment to Warrants
On March 26, 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (the “March 2018 Purchasers”). Pursuant to the March 2018 Securities Purchase Agreement, the Company agreed to issue and sell to the March 2018 Purchasers, in a Private Placement (the “March 2018 Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), and (2) warrants to purchase 8,591,794 shares of the common stock of the Company (the “Warrants”). On June 13, 2018, the Company entered into an amendment (the “June 2018 Amendment”) to the March 2018 Securities Purchase Agreement. Under the terms of the June 2018 Amendment, the Company and the March 2018 Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of Common Stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.
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
The Company determined that the amendment of the Warrants resulted in an extinguishment at the modification date. As a result, the Company recorded a loss on debt extinguishment for the difference between the fair value of $23.1 million and the carrying value of $17.0 million, or $6.1 million. The Company recorded the loss as of the date of modification, or November 7,

2018. As of March 31, 2019, the estimated Level 3 fair value of the Notes was approximately $26.5 million, compared to the carrying value of $24.1 million.
Borrowings under the Notes consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Face value of loan	$37,849	$37,849
Unamortized debt discount	(14,289)	(14,804)
Accretion of debt discount	538	515
Ending balance	$24,098	$23,560
Interest expense recognized on the Notes for the three months ended March 31, 2019 totaled $0.5 million for the stated interest. Debt discount and debt issuance costs, which are presented as a direct reduction of the Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2019 was approximately $0.5 million.
The Company performed a Level 3 based assessment and identified a number of embedded derivatives that require bifurcation from the Notes and separate accounting as a single compound derivative. As the current fair value attributed to the bifurcated compound derivative is immaterial, the Company has not recorded this derivative within its consolidated financial statements. The Company will re-evaluate this assessment each reporting period.
2018 Purchase Agreements and Indenture for Scilex
On September 7, 2018, Scilex entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Offering”). In connection with the Offering, Scilex also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture (the “Guarantee”).
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
Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex (the “Letter of Credit”), which provides that, in the event that (1) Scilex does not hold at least $35,000,000 in unrestricted cash as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido® (lidocaine topical system 1.8%) from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido® (lidocaine topical system 1.8%) for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex, as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex, $35,000,000 in a single lump-sum amount as a subordinated loan. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido® (lidocaine topical system 1.8%) for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes. As of March 31, 2019, the estimated fair value of the Notes was approximately $142.2 million compared to the carrying value of $145.3 million. The Company uses the discounted cash flow method under the income approach, which involves significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation, as appropriate. The value of the debt instrument is based on the present value of future interest and principal payments, discounted a rate of return reflective the Company’s credit risk.
Borrowings of the 2018 Purchase Agreements and Indenture for Scilex consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Face value of loan	$224,000	$224,000
Unamortized debt discount	(77,624)	(84,000)
Capitalized debt issuance costs	(5,313)	(5,748)
Accretion of debt discount	4,326	6,376
Amortization of debt issuance cost	299	435
Payments	(438)	—
Ending balance	$145,250	$141,063

Future minimum payments under the Notes, based on a percentage of projected net sales of ZTlido® (lidocaine topical system 1.8%) are as follows (in thousands):

Year Ending December 31,
2019 (Remaining nine months)	$3,912
2020	17,770
2021	31,283
2022	73,007
2023	97,590
Total future minimum payments	223,562
Unamortized debt discount	(73,298)
Unamortized capitalized debt issuance costs	(5,014)
Total minimum payment	145,250
Current portion	(7,933)
Long-term portion of Scilex Notes	$137,317

Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido® (lidocaine topical system 1.8% and lidocaine topical system 5.4%, if a Marketing Approval Letter is received), the Company has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2019 was approximately $4.6 million.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and separate accounting as a single compound derivative. The Company recorded this derivative within its consolidated financial statements (See Note 5). The Company re-evaluates this assessment each reporting period.

2018 Oaktree Term Loan Agreement

On November 7, 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan” and, together with the Initial Loan, the “Term Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, or 7%. The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses and funding a debt service reserve account with approximately $9.6 million (the “Debt Service Reserve Account”), and will be used for general corporate purposes. In connection with the Loan Agreement, the Company and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement provides that the Term Loan is secured by substantially all of the Company’s and the Guarantors’ assets, and a pledge of 100% of the equity interests in other entities each of the Company and the Guarantors holds (subject to certain exceptions and other than equity interests held by the Company or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests). In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from May 7, 2019 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis. In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the shares of common stock issuable upon exercise of the Conditional Warrants for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.

As of March 31, 2019, the estimated fair value of the Initial Loan was approximately $67.9 million compared to the carrying value of $68.2 million.

Borrowings under the Initial Loan consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Face value of loan	$100,000	$100,000
Debt discount - warrant	(26,248)	(26,659)
Capitalized debt issuance costs	(6,543)	(6,658)
Accretion of debt discount and amortization of issuance costs	1,039	526
Ending balance	$68,248	$67,209

Interest expense recognized on the Initial Loan for the three months ended March 31, 2019 totaled $2.4 million for the stated interest. Debt discount and debt issuance costs, which are presented as a direct reduction of the Loan Agreement in the consolidated balance sheets, are amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2019 was approximately $1.0 million.

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
13. Stock Incentive Plans
2009 Stock Incentive Plan
The following table summarizes stock option activity as of March 31, 2019 and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,523,075	$4.91	$1,723
Options Granted	—	$—
Options Canceled	(302,675)	$2.03
Options Exercised	(34,950)	$6.46
Outstanding at March 31, 2019	10,185,450		$10,253

The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $125 thousand and $0, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Three Months Ended March 31,
	2019	2018
Weighted-average grant date fair value	$—	$7.25
Dividend yield	—%	—%
Volatility	100%	81%
Risk-free interest rate	2.42%	2.49%
Expected life of options	6.1 years	6.1 years
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
The total employee and director stock-based compensation recorded as operating expenses was $1.7 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of March 31, 2019 was $15.1 million and the weighted average period over which these grants are expected to vest is 2.3 years.
Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $283 thousand and $74 thousand for the three months ended March 31, 2019 and 2018, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at March 31, 2019:

Common stock warrants outstanding under the loan and security agreements	6,354,877
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	14,819,872
Common stock warrants outstanding under private placements	4,153,620
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	18,289,456
Shares issuable upon the conversion of the 2018 Notes	5,397,325
Issuable under assignment agreement based upon achievement of certain milestones	80,000
49,405,098

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
Upon closing of the Company’s acquisition of Semnur, the Scilex Amended and Restated 2017 Equity Incentive Plan was terminated, and each option to purchase Scilex common stock outstanding and unexercised immediately prior to the Closing were cancelled and substituted for that number of options to acquire common stock of HoldCo, as further described in Note 4.
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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and the Company, included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015. The Company makes no representations as to the likely success or outcome of such arbitration; and

•
An action in the Los Angeles Superior Court derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 amount of $40 million. The Company makes no representations as to the likely success or outcome of such lawsuit.

Operating Leases
During the first quarter of 2019, the Company adopted guidance codified in ASU 2016-02, ASU 2018-11 and ASU 2019-01 (collectively “ASC 842”). ASC 842 aims to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In adopting the new guidance, the Company elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior periods. Prior comparative periods will not be adjusted. The cumulative effect of applying ASC 842 to all existing leases did not result in an adjustment to retained earnings.
The Company elected the package of practical expedients which, among other things, allows the Company to carry forward its historical lease classifications. The Company has also elected to adopt the short-term leases practical expedient to exclude short-term leases from the calculation of the right-of-use assets and lease liabilities in the consolidated balance sheet. Additionally, the Company does not allocate lease payments to non-lease components; therefore, fixed payments for common-area-maintenance and administrative services are included in the Company's operating lease right-of-use assets and liabilities.
Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred and are not included in the measurement of the right-of-use assets or lease liabilities. Additionally, certain leases may be subject to annual changes in the consumer price index (“CPI”). Changes in the CPI are treated as variable lease payments and do not result in a remeasurement of the right-of-use assets or lease liabilities.
The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of March 31, 2019, the Company’s leases have remaining lease terms of approximately 1.2 to 10.6 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. In calculating the lease liability, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

The following table summarizes our facility leases by segment as of March 31, 2019:

Location (1)	Lease term	Square footage	Primary use
Sorrento Therapeutics
San Diego, CA	2029 - option to extend for one additional 5-year period	77,000	Principal executive offices, research and development
San Diego, CA	2029 - option to extend for one additional 5-year period	61,000	Administrative, research and development
San Diego, CA	2029 - option to extend for one additional 5-year period	43,000	Research and development
San Diego, CA	2022 - option to extend for one additional 5-year period	36,000	Administrative and cGMP fill and finish and storage
San Diego, CA	2020	11,000	Research and development
Suzhou, China	2022	25,000	Administrative, research and development
New York, NY	2020	4,600	Administrative
Atlanta, GA	2024 - option to extend for one additional 5-year period	3,400	Administrative, research and development
Newhouse, Scotland	2021	2,300	Administrative, research and development

Scilex (2)
Berwyn, PA	2020	2,700	Not in use
Mission Viejo, CA	2020	1,400	Administrative
Mountain View, CA (3)	2020	4,500	Administrative
(1) Certain of these facilities are utilized by more than one segment.
(2) In December 2018, Scilex entered into a new lease in Broomfield, Colorado, for approximately 4,500 square feet of additional office space. The lease has not commenced as of March 31, 2019 and has an expected lease term through 2024.
(3) The Company acquired the Mountain View lease as part of the Semnur acquisition during the first quarter of 2019.
The components of lease expense were as follows (in thousands):

Operating leases	Three months ended March 31, 2019
Long term operating lease costs	$2,300
Short term operating lease costs	4
Total operating leases costs	$2,304
Supplemental quantitative information related to leases includes the following (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,533

Right-of-use assets obtained in exchange for new operating lease liabilities	300

Weighted average remaining lease term in years - operating leases	9.9 years
Weighted average discount rate - operating leases	12.1%
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2019 (Remaining nine months)	$5,319
2020	9,153
2021	8,448
2022	8,496
2023	8,186
2024	8,374
Thereafter	42,117
Total lease payments	90,093
Less imputed interest	(39,931)
Total lease liabilities as of March 31, 2019	$50,162
Rent expense for operating leases totaled approximately $6.1 million, $3.2 million and $2.1 million, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively.
Under ASC 840, minimum future non-cancelable annual operating lease obligations are as follows for the years ending December 31 (in thousands):

2019	$6,396
2020	8,733
2021	8,011
2022	7,959
2023	8,186
Thereafter	52,425
$91,710

15. Income Taxes
The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company’s U.S. federal and state deferred tax assets, with the exception of an amount equal to its deferred tax liabilities.
The Company’s income tax benefit of $0.2 million and $0.9 million reflect effective tax rates of 0.12% and 2.8% for the three months ended March 31, 2019 and 2018, respectively.
The difference between the expected statutory federal tax expense of 21% and the 0.12% effective tax expense for the three months ended March 31, 2019 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the three months ended March 31, 2019, when compared to the same period in 2018, the decrease in the tax benefit and change in effective income tax rate was primarily attributable to the increased valuation allowance in 2019.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
As of March 31, 2019, the Company had approximately $4.4 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance. As of March 31, 2018, the Company had approximately $3.9 million of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for continuing operations, subject to possible offset by an increase in the deferred tax asset valuation allowance.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. For the three months ended March 31, 2019 and 2018, no expense was recorded related to interest and penalties. The Company believes that no significant amount of the liabilities for uncertain tax positions will expire within twelve months of March 31, 2019.
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
In March 2016, the Company and Yuhan entered into an agreement to form a joint venture company called ImmuneOncia Therapeutics, LLC, to develop and commercialize a number of immune checkpoint antibodies against undisclosed targets for both hematological malignancies and solid tumors.  As of March 31, 2019, the carrying value of the Company’s investment in ImmuneOncia Therapeutics, LLC was approximately $2.1 million. During the three months ended June 30, 2016, Yuhan purchased $10.0 million of common stock and warrants.
On August 15, 2017, the transactions contemplated by that certain Contribution Agreement, dated June 12, 2017, by and among the Company, TNK and Celularity, pursuant to which, among other things, the Company and TNK agreed to contribute certain intellectual property rights related to their proprietary chimeric antigen receptor constructs and related chimeric antigen receptors to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s outstanding shares of capital stock, calculated on a fully-diluted basis closed. Dr. Henry Ji, the Company’s Chairman of the Board, President and Chief Executive Officer, Jaisim Shah, a member of the Company’s Board of Directors and David Deming, a member of the Company’s Board of Directors, were previously appointed as members of the board of directors of Celularity.
On November 8, 2016, the Company entered into the Scilex Purchase Agreement, pursuant to which the Company acquired from the Scilex Stockholders approximately 72% of the outstanding capital stock of Scilex. Dr. Henry Ji, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and George K. Ng, the Company’s former Vice President, Chief Administrative Officer and Chief Legal Officer, were stockholders of Scilex prior to the acquisition transaction.
As further discussed in Note 4, on March 18, 2019, the Company entered into a Merger Agreement with Semnur, HoldCo, Merger Sub, and Fortis Advisors LLC, solely as representative of the Equityholders’ Representative. Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur, with Semnur surviving as a wholly owned subsidiary of HoldCo. Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction. Following the issuance of the Stock Consideration as discussed in Note 4, the Company is the owner of approximately 58% of HoldCo’s issued and outstanding capital stock.
As of March 31, 2019, approximately 15% of the outstanding capital stock of Holdco represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex for the ZTlido® product.
17. Loss Per Share
For the three months ended March 31, 2019 and 2018, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic and Diluted
Net loss attributable to Sorrento	$(108,071)	$(32,574)

Denominator for Basic Loss Per Share	122,281	84,941
Denominator for Diluted Loss Per Share	122,281	84,941
Basic Loss Per Share	$(0.88)	$(0.38)
Diluted Loss Per Share	$(0.88)	$(0.38)
The potentially dilutive stock options that would have been excluded because the effect would have been antidilutive for the three months ended March 31, 2019 and 2018 were 3.9 million and 3.3 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been antidilutive for the three months ended March 31, 2019 and 2018 were 4.5 million and 2.0 million, respectively.
Basic and diluted per share amounts are computed independently in the consolidated statements of operations. Therefore, the sum of per share components may not equal the per share amounts presented.
18. Segment Information
During the quarter ended March 31, 2019, the Company realigned its businesses into two operating and reportable segments, Sorrento Therapeutics and Scilex. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on licensing, sales and services revenue, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be Sorrento Therapeutics and Scilex based on the information used by the CODM.

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around the Company’s Immune-Oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a revolutionary drug delivery system that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations and includes the operations of Scilex and Semnur. As of March 31, 2019, revenues from the Scilex segment are exclusively derived from the sale of ZTlido® (lidocaine topical system 1.8%).

•	In October 2018, Scilex commercially launched its ZTlido® (lidocaine topical system 1.8%) product and began recognizing revenue in the fourth quarter of 2018.

•
Semnur’s SP-102 compound is the first non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbar radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates. SP-102 has been awarded fast track status by the FDA. See Note 4 for further detail on the Semnur acquisition.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. The Company’s CODM does not regularly review asset information by reportable segment and, therefore, it does not report asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$3,284	$2,859	$6,143	$6,246	$—	$6,246
Operating expenses	35,131	94,182	129,313	35,702	3,090	38,792
Operating loss before interest and taxes	(31,847)	(91,323)	(123,170)	(29,456)	(3,090)	(32,546)

19. Subsequent Events
On May 3, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement.

Under the terms of the Amendment, among other things, the Lenders agreed to make available to the Company $20.0 million of the Conditional Loan, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The Lenders also agreed to loan the Company the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones between August 7, 2019 and November 7, 2019 (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The Term Loans, other than the Early Conditional Loan, will mature on November 7, 2023. The Early Conditional Loan will mature on May 3, 2020; however, if the commercial and financial milestones have not occurred on or prior to such date, the Early Conditional Loan will mature on November 7, 2023. The Term Loans may be prepaid by the Company, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans (including the Early Conditional Loan and the Remaining Conditional Loan), the Company has agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid. The Early Conditional Loan was funded on May 3, 2019.

In connection with the Amendment, on May 3, 2019, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from November 3, 2019 through November 3, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the 2019 Warrants (the “2019 Warrant Shares”), in which case the 2019 Warrants shall also be exercisable on a cashless exercise basis.

In connection with the Amendment, on May 3, 2019, the Company and the Lenders entered into an amendment (the “RRA Amendment” and, together with the Amendment and the 2019 Warrants, the “Transaction Documents”) to the Registration Rights Agreement. Under the terms of the RRA Amendment, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the 2019 Warrant Shares by no later than the 45th day following the issuance of the 2019 Warrants.

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
With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T and are currently expanding this study. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”) and obtained approval from the U.S. Food and Drug Administration (the “FDA”) to commence a human clinical trial for this indication in early 2018. We have dosed two patients and are continuing the enrollment of additional patients.
Broadly speaking, we are one of the world’s leading CAR-T companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic CAR-T solutions. With “off-the-shelf” solutions, CAR-T therapy can truly become a drug product rather than a treatment procedure. One of the approaches we have taken to develop the “off-the-shelf” allogeneic CAR-T solutions is through Celularity, Inc. (“Celularity”), our joint venture with Celgene, United Therapeutics and others. Celularity focuses on developing cell therapies with placenta-derived and cord blood T cells, which have natural allogeneic “off-the-shelf” characteristics. We are the single largest shareholder of Celularity with a stake of approximately 25%.
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

Recent Developments
Re-segmentation
Beginning in the quarter ended March 31, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment.
Acquisition of Semnur Pharmaceuticals, Inc.
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
Semnur’s SP-102 compound is the first non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbar radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates.
Concurrently with the execution of the Merger Agreement, we and each of the other holders of outstanding shares of capital stock of Scilex, our majority-owned subsidiary, contributed each share of Scilex capital stock we or it owned to HoldCo in exchange for one share of HoldCo common stock (the “Contribution”). As a result of the Contribution, and prior to the consummation of the Merger, Scilex became a wholly-owned subsidiary of HoldCo and we became the owner of approximately 77% of HoldCo’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, HoldCo issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million plus the aggregate exercise price of outstanding options to purchase Semnur’s common stock (which amount will be subsequently deducted from the amounts otherwise payable to the holders of such options), consisting of the following: (a) a cash payment of approximately $12.4 million, and (b) 47,392,287 shares of HoldCo common stock (the “Stock Consideration”). A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of HoldCo common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration are required to sign an exchange and registration rights agreement with us (the “Exchange Agreement”), which is further described in Note 4 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of in this Form 10-Q.
Semnur is included under the Scilex operating segment.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
During the quarter ended March 31, 2019, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, as filed with the SEC, except as described below.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2019, we have no finance leases.
Derivative Liability
Derivative liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense.
Derivative liabilities may result from existing financing arrangements, including our Scilex Notes, the terms of which are further described in Note 12 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of in this Form 10-Q. For our Scilex Notes, interest payments and repayments of principal are based on a percentage of net sales of ZTlido® (lidocaine topical system 1.8%) and could be accelerated should certain net sales targets not be met or marketing approval be delayed. In estimating the fair value of such financial instruments, we may apply significant assumptions and estimates, including estimates involving future net product sales and timing and probability of marketing approvals. We estimate the fair value of our derivative liabilities, including those associated with the Scilex Notes, using the discounted cash flow method under the income approach, which involves significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation model. Such assumptions include market approval probabilities for ZTlido® (lidocaine topical system 5.4%) and forecasts of cumulative net sales of ZTlido® (lidocaine topical system 1.8%).
Results of Operations
The following describes certain line items set forth in our consolidated statements of operations.
Our Business
During the quarter ended March 31,2019, we realigned our businesses into two operating and reportable segments, Sorrento Therapeutics and Scilex, in order to help users of our financial statements better understand our performance, assess our prospects for future net cash flows and make more informed judgments about us as a whole.

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around our Immune-Oncology therapeutic area, leveraging our proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a revolutionary drug delivery system that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around our non-opioid pain management operations and includes the operations of Scilex Pharmaceuticals Inc. and Semnur Pharmaceuticals, Inc. As of March 31, 2019, revenues from the Scilex segment are exclusively derived from the sale of ZTlido® (lidocaine topical system 1.8%).
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenues. Revenues were $6.1 million for the three months ended March 31, 2019, as compared to $6.2 million for the three months ended March 31, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $6.3 million to $3.3 million for the three months ended March 31, 2019, compared to the prior fiscal year. The decrease of $3.0 million is primarily attributable to the decrease in sales and services revenues under the joint development agreement with Celularity Inc. during the three months ended March 31, 2019 as such arrangement is complete.

Our Scilex segment recognized revenues of $2.9 million for the three months ended March 31, 2019. The Scilex segment recognized no revenues for the three months ended March 31, 2018, as sales of ZTlido® (lidocaine topical system 1.8%) did not commence until October 2018.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the three months ended March 31, 2019 and 2018 were $2.3 million and $1.3 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance. The increase of $1.0 million is primarily attributable to indirect costs associated with our investments in contract manufacturing capacity expansion. Cost of revenues for Scilex was not material.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2019 and 2018 were $25.6 million and $14.6 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido® (lidocaine topical system 1.8%) as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates, preclinical testing expenses and the expenses associated with fulfilling our development obligations related to the NIH grant awards (collectively the “NIH Grants”). Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
The increase of $11.0 million is attributable to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials and potentially pursue other development activities and regulatory related activities associated with ZTlido® (lidocaine topical system 1.8%). We expect research and development expenses to increase in absolute dollars as we: (i) advance RTX and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, and (vi) expand our corporate infrastructure.
R&D expense for our Sorrento Therapeutics segment increased by $11.4 million as compared to the same quarter of the prior year and was primarily attributable to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX into clinical trials.

R&D expense for our Scilex segment decreased by $0.4 million as compared to the same quarter of the prior year and was primarily driven by lower clinical trial costs, as ZTlido® (lidocaine topical system 1.8%) achieved FDA approval in the first quarter of 2018.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2019 were $75.3 million and were primarily due to acquired in-process research and development expenses associated with the acquisition of Semnur during the three months ended March 31, 2019. We did not have acquired in-process research and development expenses during the three months ended March 31, 2018.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 and 2018 were $25.1 million and $10.0 million, respectively, or an increase of $15.2 million.
G&A expense for our Sorrento Therapeutics segment decreased by approximately $0.3 million year over year and consisted primarily of salaries and personnel-related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
G&A expense for our Scilex segment increased by approximately $14.9 million year over year primarily due to increased selling activities associated with the commercialization of ZTlido® (lidocaine topical system 1.8%).
Intangible Amortization. Intangible amortization for the three months ended March 31, 2019 and 2018 was $966 thousand and $662 thousand, respectively.

Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with prior year.
Amortization expense for our Scilex segment increased due to the amortization of acquired in-process research and development upon commercialization of ZTlido® (lidocaine topical system 1.8%) that occurred in the fourth quarter of 2018.
Loss on Derivative Liability. Loss on derivative liability for the three months ended March 31, 2019 was $14.5 million compared to no loss on derivative liability in the same period in 2018. The loss incurred during the three months ended March 31, 2019 was attributed to revised probabilities related to marketing approval for ZTlido® (lidocaine topical system 5.4%) and revised sales forecasts as further described in Note 12 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on Contingent Liabilities. Changes in acquisition consideration payable for the three months ended March 31, 2019 and 2018 resulted in a loss of $0.1 million and $12.2 million, respectively. The change in acquisition consideration payable for the three months ended March 31, 2019 as compared to the same period in 2018 relates primarily to contingent consideration for our acquisition of Virttu Biologics Limited from the prior year, which was settled in 2018.
Interest Expense. Interest expense for the three months ended March 31, 2019 and 2018 was $9.1 million and $1.1 million, respectively. The increase in interest expense of $8.0 million as compared to the same period in 2018 is primarily attributed to interest expense associated with the loan agreement entered into with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Loan Agreement”) and the senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) entered into in the second half of fiscal year 2018.
Interest Income. Interest income for the three months ended March 31, 2019 and 2018 was $534 thousand and $4 thousand, respectively.
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2019 was $(0.2) million and income tax benefit for the three months ended March 31, 2018 was $(0.9) million. The decrease in income tax benefit was primarily attributable to the increased valuation allowance in 2019.
Loss on equity method investments.  Loss on equity method investments for the three months ended March 31, 2019 and 2018 was $0.9 million and $0.9 million, respectively. (See Note 9 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.)
Net Loss. Net loss for the three months ended March 31, 2019 and 2018 was $146.5 million and $33.5 million, respectively.
Liquidity and Capital Resources
As of March 31, 2019, we had $91.0 million in cash and cash equivalents attributable in part to the following financing arrangements (See Note 12 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information):
On June 13, 2018, pursuant to a Securities Purchase Agreement as amended, with certain accredited investors (the “Securities Purchase Agreement”), we issued and sold to certain purchasers, in a private placement (1) convertible promissory notes in an aggregate principal amount of $37,848,750 (the “Notes”), and (2) warrants to purchase an aggregate of 2,698,662 shares of our common stock.
On September 7, 2018, Scilex entered into purchase agreements (the “2018 Purchase Agreements”) with the certain investors (the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Purchasers the Scilex Notes with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million (the “Offering”). The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex and funding a segregated reserve account ($20.0 million) and a segregated collateral account ($25.0 million) pursuant to the terms of an indenture governing the Scilex Notes (the “Indenture”). In connection with the Offering, Scilex also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, as trustee and collateral agent, and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture.
On November 7, 2018, we and certain of our domestic subsidiaries entered into the Loan Agreement with the Lenders and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the

“Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions. The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses.
Cash Flows from Operating Activities. Net cash used for operating activities was $44.3 million for the three months ended March 31, 2019 as compared to $24.0 million for the three months ended March 31, 2018. Net cash used reflects a net loss of $146.5 million, which was partially offset by charges related to acquired in-process research and development of $75.3 million, as well as other non-cash reconciling items totaling approximately $28.1 million, primarily related to depreciation and amortization, stock based compensation and loss on derivative liability.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of ZTlido® and fund our joint ventures, collaborations, and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $22.3 million for the three months ended March 31, 2019 as compared to $0.4 million for the three months ended March 31, 2018. Our investing activities used $5.2 million to acquire equipment and building improvements during the first quarter of 2019 and approximately $17.0 million associated with the acquisition of Semnur-related in-process research and development and related assets.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash used in financing activities was $1.1 million for the three months ended March 31, 2019 as compared to net cash provided by financing of $28.2 million for the three months ended March 31, 2018. The decrease compared to the same period in prior year is primarily attributed to proceeds from the issuance of common stock, partially offset by the payment of the Scilex consideration related to the regulatory milestone in the prior year.
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
We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
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

Off-Balance Sheet Arrangements
Since our inception through March 31, 2019, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
New Accounting Pronouncements
Refer to Note 3, “Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements.
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
The fair market value of our Loan Agreement is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. Generally, the fair market value of the debt will vary as interest rates increase or decrease. We have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of March 31, 2019.
We are not subject to interest rate risk on the Notes issued in 2018 in connection with our Securities Purchase Agreement as the Notes have a fixed rate of 5.00%. We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 12 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. For both the Notes and Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.
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
During 2018, we undertook remediation measures, including designing new controls and enhancing existing internal controls which, if effectively implemented, would provide reasonable assurance that we timely and precisely (1) identify and assess the accounting implications of terms in unusual or non-recurring and significant agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period.  These included measures designed to improve centralized documentation control, improve the internal communication procedures between senior executive management, accounting personnel, and related business owners, leverage external accounting experts as appropriate to perform the necessary reviews, and strengthen policies and procedures related to the transferring of responsibilities and the handoff of personnel duties.  However, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2018 there were multiple errors identified related to management’s review of significant agreements. We believe the errors identified are due to deficiencies in our internal control environment resulting from insufficient competent accounting resources, including a Chief Accounting Officer, to effectively operate internal controls over financial reporting in a timely manner.
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
As a result of the material weaknesses, we are in the process of implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring a Chief Accounting Officer and other personnel with sufficient accounting expertise to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance that we timely identify terms in agreements that could have material accounting implications, assess the accounting and disclosure implications of the terms, and account for such items in the financial statements appropriately.  Any failure to implement these improvements to our internal control over financial reporting would result in continued material weaknesses in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating our material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented.

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

On April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The actions allege that Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, we have filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and us, included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. We make no representations as to the likely success or outcome of such arbitration; and

•
An action in the Los Angeles Superior Court derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to its invested amount as of June 30, 2017 amount of $40 million. We make no representations as to the likely success or outcome of such lawsuit.

Item 1A.    Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2018, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.
Risks Related to Our Financial Position and Capital Requirements
We are a clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.
We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), ZTlido® (lidocaine topical system 5.4%), BsAbs, as well as Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”) and non-opioid corticosteroid formulated as a viscous gel injection (“SP-102”) to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $475.8 million and $367.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, ZTlido® (lidocaine topical system 5.4%), SP-102 and our other product candidates into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex”) and Semnur Pharmaceuticals, Inc. (“Semnur”), in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our future capital requirements will depend on many factors, including:

•
the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, as well as CAR-T for adoptive cellular immunotherapy, RTX, ZTlido® (lidocaine topical system 5.4%) and SP-102;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	general market conditions for offerings from biopharmaceutical companies;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	our obligations under our debt arrangements; and

•	our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido® (lidocaine topical system 1.8%).
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
Risks Related to Our Business and Industry
A fast track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
A product sponsor may apply for fast track designation from the U.S. Food and Drug Administration (“FDA”) if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition (“Fast Track Designation”). The FDA has broad discretion whether or not to grant this designation. We have received Fast Track Designation for SP-102, which is in development for the treatment of lumbar radicular pain/sciatica. Even though SP-102 has received Fast Track Designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. Fast Track Designation does not accelerate clinical trials, mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, Fast Track Designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast track designation at any time.
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

Other than with respect to ZTlido® (lidocaine topical system 1.8%), we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain, anti-CD38 CAR-T for multiple myeloma and anti-CEA CAR-T for intrahepatic CEA positive metastases and for intraperitoneal tumor implantation (malignant ascites) and a Phase III trial is ongoing for SP-102 for lumbar radicular pain. Non-clinical studies are ongoing and phase II trial is planned to start in 2019 with higher strength ZTlido® (lidocaine topical system 5.4%). Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of ZTlido® (lidocaine topical system 5.4%), clinical trials of SP-102, clinical trials of CAR-T including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Initial Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Original Delayed Draw Term Loan”). The Initial Loan was funded on November 7, 2018. On May 3, 2019, we, the Guarantors, the Lenders and the Agent entered into an amendment to the Initial Loan Agreement (the “Amendment” and, together with the Initial Loan Agreement, the “Loan Agreement”). Under the Amendment, the Lenders funded $20.0 million of the Original Delayed Draw Term Loan on May 3, 2019. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations and minimum liquidity requirements and limitations on indebtedness, liens, negative pledges, certain restricted payments, subsidiary distributions, investments, fundamental transactions, dispositions of assets and transactions with affiliates. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality obligations, as well as indemnification rights for the benefit of the Lenders.

If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We have significantly restructured our business and implemented a new segment reporting structure. Our two industry segments, designated as Sorrento Therapeutics and Scilex have been in effect for a limited period of time and there are no assurances that we will be able to successfully operate as a restructured business.
We have traditionally focused on the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on our platform technologies.
With our previous acquisition of a majority stake in Scilex, a developer of specialty pharmaceutical products for the treatment of chronic pain, and the subsequent contribution of such stake to our majority-owned subsidiary Scilex Holding Company (“SHC”) in connection with SHC’s acquisition of Semnur, a pharmaceutical company developing an injectable product for the treatment of lower back pain, SHC will focus on non-opioid pain management.
Our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing our business as planned, our financial performance could be adversely affected.
We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, on April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Soon-Shiong’s purchase of the drug Cynviloq™ from our company in May 2015. The actions allege that Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. Any failure to prevail in any claims made by us or any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Acquisitions
We have and plan to continue to acquire businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.
We have and plan to continue to expand our business and intellectual property portfolio through the acquisition of new businesses and technologies.
For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex, which was contributed to our majority-owned subsidiary SHC in connection with the acquisition of Semnur by SHC in March 2019. These assets, together, constitute our Scilex segment.  We also acquired Virttu Biologics Limited in 2017 and Sofusa®, a revolutionary drug delivery system, in July 2018, and we are in the process of integrating this company and technology with ours.
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
In addition, we may issue shares of our common stock or other equity-linked securities in connection with future acquisitions of businesses and technologies. Any such issuances of shares of our common stock could result in material dilution to our existing stockholders.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from April 2, 2018 to March 29, 2019, our closing stock price ranged from $1.86 to $8.00 per share.  The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

EXHIBIT INDEX

2.1+
Agreement and Plan of Merger, dated as of March 18, 2019, by and among Sorrento Therapeutics, Inc., Semnur Pharmaceuticals, Inc., Scilex Holding Company, Sigma Merger Sub, Inc. and Fortis Advisors LLC, solely as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

3.1	Amended and Restated Bylaws of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

4.1
Exchange and Registration Rights Agreement, dated as of March 18, 2019, by and among Sorrento Therapeutics, Inc. and the stockholders and stock option holders of Semnur Pharmaceuticals, Inc. set forth on Schedule A thereto, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

4.2	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.3
Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

10.1*+
Amendment No. 1 to Term Loan Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc., certain subsidiaries of Sorrento Therapeutics, Inc., as guarantors, certain funds affiliated with Oaktree Capital Management, L.P. and Oaktree Fund Administration, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

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

+     Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

*     Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	May 15, 2019	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	May 15, 2019	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)