Form 10-Q
period 2019-06-30
Sorrento Therapeutics, Inc.
filed 2019-08-09
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 28, 2019 was 130,978,668.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements.
SORRENTO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts; unaudited)

ASSETS	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$61,385	$158,738
Restricted cash	9,592	9,592
Marketable securities	316	297
Grants and accounts receivables, net	9,786	3,833
Inventory	6,631	2,898
Income tax receivable	303	526
Prepaid expenses and other	5,493	3,680
Total current assets	93,506	179,564
Property and equipment, net	30,829	24,384
Operating lease right-of-use assets	46,686	—
Intangibles, net	64,825	66,283
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	25,509	27,980
Restricted cash	45,150	45,000
Other, net	5,232	5,570
Total assets	$587,043	$624,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,886	$13,817
Accrued payroll and related benefits	12,500	10,236
Accrued expenses	17,383	13,403
Current portion of deferred revenue	3,350	2,703
Acquisition consideration payable	11,312	11,312
Current portion of derivative liabilities	7,900	—
Current portion of debt	32,257	10,150
Current portion of operating lease liabilities	2,401	—
Total current liabilities	111,989	61,621
Long-term debt, net of discount	223,589	223,136
Deferred tax liabilities, net	8,923	9,416
Deferred revenue	115,192	116,274
Derivative liabilities	19,900	—
Operating lease liabilities	52,043	—
Deferred rent and other	791	6,140
Total liabilities	532,427	416,587
Commitments and contingencies (See Note 13)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 122,645,334 and 122,280,092 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	665,515	626,658
Accumulated other comprehensive income	48	15
Accumulated deficit	(532,583)	(367,750)
Treasury stock, 7,568,182 shares at cost at June 30, 2019, and December 31, 2018	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	83,529	209,472
Noncontrolling interests	(28,913)	(1,972)
Total equity	54,616	207,500
Total liabilities and stockholders’ equity	$587,043	$624,087
See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Royalty and license	$120	$120	$240	$240
Sales and services	6,357	3,793	12,380	9,919
Total revenues	6,477	3,913	12,620	10,159
Operating costs and expenses:
Costs of revenues	3,281	1,226	5,589	2,538
Research and development	24,759	17,925	50,343	32,554
Acquired in-process research and development	—	—	75,301	—
Selling, General and administrative	27,772	11,039	52,894	21,000
Intangible amortization	992	657	1,958	1,319
Loss on contingent liabilities and acquisition consideration payable	34	1,437	66	13,663
Total operating costs and expenses	56,838	32,284	186,151	71,074
Loss from operations	(50,361)	(28,371)	(173,531)	(60,915)
Gain (loss) on trading securities	(76)	(121)	18	(118)
Loss on derivative liabilities	(10,591)	—	(25,092)	—
Loss on foreign currency exchange	(411)	(586)	(98)	(569)
Interest expense	(9,520)	(45,009)	(18,600)	(46,061)
Interest income	305	6	839	10
Loss before income tax	(70,654)	(74,081)	(216,464)	(107,653)
Income tax benefit	(383)	(1,377)	(561)	(2,325)
Loss on equity method investments	(1,574)	(2,105)	(2,471)	(3,027)
Net loss	(71,845)	(74,809)	(218,374)	(108,355)
Net loss attributable to noncontrolling interests	(15,083)	(945)	(53,541)	(1,919)
Net loss attributable to Sorrento	$(56,762)	$(73,864)	$(164,833)	$(106,436)
Net loss per share - basic per share attributable to Sorrento	$(0.46)	$(0.73)	$(1.35)	$(1.15)
Net loss per share - diluted per share attributable to Sorrento	$(0.47)	$(0.73)	$(1.51)	$(1.15)
Weighted-average shares used during period - basic per share attributable to Sorrento	122,549	100,563	122,415	92,795
Weighted-average shares used during period - diluted per share attributable to Sorrento	132,459	100,563	128,132	92,795

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(71,845)	$(74,809)	$(218,374)	$(108,355)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(52)	(199)	33	(89)
Total other comprehensive gain (loss)	(52)	(199)	33	(89)
Comprehensive loss	(71,897)	(75,008)	(218,341)	(108,444)
Comprehensive loss attributable to noncontrolling interests	(15,083)	(945)	(53,541)	(1,919)
Comprehensive loss attributable to Sorrento	$(56,814)	$(74,063)	$(164,800)	$(106,525)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts; unaudited)

	Six Months Ended June 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	$(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	365,242	—	—	—	1,206	—	—	—	1,206
Equity contribution related to Semnur acquisition	—	—	—	—	28,400	—	—	26,600	55,000
Stock-based compensation	—	—	—	—	4,963	—	—	—	4,963
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Foreign currency translation adjustment	—	—	—	—	—	33		—	33
Net loss	—	—	—	—	—	—	(164,833)	(53,541)	(218,374)
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616

	Three Months Ended June 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, March 31, 2019	122,311,917	$13	7,568,182	$(49,464)	$657,115	$100	$(475,821)	$(13,830)	$118,113
Issuance of common stock upon exercise of stock options	333,417	—	—	—	1,125	—	—	—	1,125
Stock-based compensation	—	—	—	—	2,987	—	—	—	2,987
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	—	(56,762)	(15,083)	(71,845)
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616

	Six Months Ended June 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	$(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock upon exercise of stock options	25,815	—	—	—	162	—	—	—	162
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement and investments, net	7,786,743	1	—	—	58,272	—	—	—	58,273
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Stock-based compensation	—	—	—	—	2,939	—	—	(29)	2,910
Foreign currency translation adjustment	—	—	—	—	—	(89)	—	—	(89)
Net loss	—	—	—	—	—	—	(106,436)	(1,919)	(108,355)
Balance, June 30, 2018	116,240,963	$12	7,568,182	$(49,464)	$574,316	$153	$(270,646)	$5,094	$259,465

	Three Months Ended June 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, March 31, 2018	91,028,089	$10	7,568,182	$(49,464)	$480,691	$352	$(196,782)	$6,068	$240,875
Issuance of common stock upon exercise of stock options	1,725	—	—	—	7	—	—	—	7
Issuance of common stock for public placement and investments, net	1,377,573	—	—	—	9,315	—	—	—	9,315
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Stock-based compensation	—	—	—	—	1,345	—	—	(29)	1,316
Foreign currency translation adjustment	—	—	—	—	—	(199)	—	—	(199)
Net loss	—	—	—	—	—	—	(73,864)	(945)	(74,809)
Balance, June 30, 2018	116,240,963	$12	7,568,182	$(49,464)	$574,316	$153	$(270,646)	$5,094	$259,465

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended June 30,
Operating activities	2019	2018
Net loss	$(218,374)	$(108,355)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,934	3,931
Non-cash operating lease cost	2,217	—
Non-cash interest expense	11,268	44,272
Semnur-related IPR&D	75,301	—
Amortization of debt issuance costs	1,073	515
Gain on trading securities	(18)	118
Stock-based compensation	4,963	2,910
Loss on derivative liabilities	25,092	—
Loss on equity method investments	2,471	3,027
Loss on contingent liabilities and acquisition consideration payable	66	13,663
Deferred tax provision	(493)	(2,253)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(5,952)	7
Accrued payroll	2,264	2,187
Prepaid expenses and other	(4,528)	1,403
Accounts payable	5,655	(326)
Deferred revenue	(435)	(2,115)
Other	(98)	—
Acquisition consideration payable for Scilex	—	(2,020)
Accrued expenses and other liabilities	2,451	(3,049)
Net cash used in operating activities	(91,143)	(46,085)
Investing activities
Purchases of property and equipment	(7,488)	(2,812)
Purchase of assets related to Semnur, net of cash acquired	(17,040)	—
Net cash used in investing activities	(24,528)	(2,812)
Financing activities
Proceeds from Early Conditional Loan, net of issuance costs	18,858	—
Proceeds from bridge loan for Scilex regulatory milestone	—	20,000
Repayment of bridge loan for Scilex regulatory milestone	—	(20,000)
Proceeds from loan agreement	—	1,586
Short-term loan repayment	(740)	—
Scilex consideration for regulatory milestone	—	(22,466)
Payment on Scilex Notes	(918)	—
Proceeds from issuance of common stock, net	—	58,273
Proceeds from issuance of convertible notes	—	37,849
Proceeds from exercise of stock options	1,206	162
Net cash provided by financing activities	18,406	75,404
Net change in cash, cash equivalents and restricted cash	(97,265)	26,507
Net effect of exchange rate changes on cash	62	(152)
Cash, cash equivalents and restricted cash at beginning of period	213,330	20,429
Cash, cash equivalents and restricted cash at end of period	$116,127	$46,784

Supplemental disclosures:
Cash paid during the period for:
Income taxes	$13		$15
Interest paid	$6,178		$1,128
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	$55,000		$—
Semnur acquisition costs incurred but not paid	$601	—	$—
BDL non-cash consideration	$—		$2,340
Property and equipment costs incurred but not paid	$2,671		$391
Scilex non-cash consideration for regulatory milestone	$—		$13,744
Conversion of convertible notes	$—		$50,000
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	61,385		46,784
Restricted cash	54,742		—
Cash, cash equivalents, and restricted cash	$116,127		$46,784
 See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

1. Nature of Operations and Business Activities
Nature of Operations and Basis of Presentation
Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”) is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families, globally, to address unmet medical needs. The Company primarily focuses on therapeutic areas in Immuno-Oncology and Non-Opioid Pain Management. The Company also has programs assessing the use of its technologies and products in auto-immune, inflammatory and neurodegenerative diseases.
At its core, the Company is an antibody-centric company and leverages its proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. The Company’s fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, c-MET, VEGFR2, CCR2 and CD137 among others.
The Company’s vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. The Company acquired Sofusa®, a revolutionary drug delivery system, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, the Company’s majority owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”). Semnur’s SEMDEXATM (SP-102) compound is expected to be the first FDA-approved non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbosacral radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates.
With each of the Company’s clinical and pre-clinical programs, it aims to tailor its therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, the Company’s objective is to focus on tumors that are resistant to current treatments and where it can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. The Company has several immuno-oncology programs that are in or close to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain.
Through June 30, 2019, the Company had devoted substantially all of its efforts to developing products, raising capital and building infrastructure.
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
The Company has plans in place to obtain sufficient additional funds to fulfill its operating and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
As of June 30, 2019, the Company had $350.9 million of long term debt outstanding, comprised of convertible notes issued pursuant to the 2018 Securities Purchase Agreement (as defined below), the 2018 Purchase Agreements (as defined below) and the Indenture (as defined below) for Scilex Pharmaceuticals Inc. (“Scilex”) and the Loan Agreement (as defined below) (collectively, the “Debt Arrangements”) (See Note 10).
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
Inventory
The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. As of June 30, 2019, the Company’s inventory is primarily comprised of finished goods.
Research and Development Costs
All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, stock-based compensation expense, salaries and related benefits.
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of a derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not obtained regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combination of Virttu Biologics Limited (“Virttu”), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. The Company commenced amortization of acquired in-process research and development related to the business combination of Scilex upon commercialization of ZTlido® (lidocaine topical system) 1.8% in October 2018. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 4 for further discussion of acquired in-process research and development expense related to the acquisition of Semnur Pharmaceuticals, Inc.).
Revenue Recognition
As of June 30, 2019, the future performance obligations for royalty and license revenues relate to the license agreements with ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”).
The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of June 30, 2019, was approximately $8.2 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company’s participation on a steering committee for the technologies under the agreement.
As of June 30, 2019, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 9 for additional information regarding the remaining performance obligation for the agreement.
Sales and Services Revenues
Sales and services revenues are comprised of Scilex product sales of ZTlido® (lidocaine topical system) 1.8%, contract manufacturing associated with sales of customized reagents at Concortis Biosystems Corp. (“Concortis”), materials and supply agreements, contract manufacturing services at BioServ Corporation, and the Company’s joint development agreement with Celularity Inc. (“Celularity”).

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company applied the practical expedient in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers to the revenue contracts for Concortis sales and services and materials and supply agreements due to the general short-term length of such contracts.
The following table shows sales and service revenues disaggregated by product and services type for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Scilex product sales	$4,660	$—	$7,519	$—
Concortis sales and services	1,205	895	3,015	2,358
Materials and supply agreements	39	—	539	861
Bioserv sales and services	453	1,231	1,307	3,367
Joint development agreement	—	1,667	—	3,333
	$6,357	$3,793	$12,380	$9,919

The Company is obligated to accept from customers the return of products sold that are damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the terms of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company has not experienced any sales returns.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2018 and June 30, 2019, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $1.6 million and $0.9 million, respectively.
The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2019	2020	2021 and thereafter
Contract manufacturing services	$413	$407	$109

Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million was recognized over the length of the service agreement as services were performed. The Company recorded sales and services revenues under the joint development agreement of $3.3 million during the six months ended June 30, 2018. The Company recorded no sales and services revenues under the joint development agreement during the six months ended June 30, 2019 as such arrangement is complete.
Reorganization of Segments
Starting on January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-2 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, which allows for an optional transition method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. In March 2019, the FASB issued ASU No. 2019-01, which clarifies that entities are not subject to the transition disclosure requirements in Accounting Standards Codification (“ASC”) Topic 250-10-50-3 related to the effect of an accounting change on certain interim period financial information. ASU No. 2016-02 and all subsequent amendments (collectively, “ASC 842”) were effective for public entities for annual reporting periods beginning after December 15, 2018, including interim periods therein. The Company adopted ASC 842 during the first quarter of 2019 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior periods as allowed under ASU No. 2018-11. The Company made the following practical expedients elections: (1) elected the short-term lease exception, (2) did not elect hindsight, and (3) elected to not separate its non-lease components from lease components. The Company adopted the transitional practical expedients, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of the Company’s existing operating leases, and also allowed the Company to not reassess initial direct costs. The adoption of ASC 842 resulted in the recording of $44.9 million in operating ROU assets and $2.6 million and $47.8 million in current portion of operating lease liabilities and non-current operating lease liabilities, respectively. Deferred rent, recorded in other current liabilities and other non-current liabilities, was derecognized. There were no adjustments to retained earnings. The Company will continue to report financial information for fiscal years ending on or before December 31, 2018 under the previous lease accounting standard.
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
4. Acquisitions
Acquisition of Semnur Pharmaceuticals, Inc.
On March 18, 2019, the Company, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur, Scilex Holding, Sigma Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of Scilex Holding.
Concurrently with the execution of the Merger Agreement, the Company and each of the other holders of outstanding shares of capital stock of Scilex, the Company’s majority-owned subsidiary, contributed each share of Scilex capital stock that the Company or it owned to Scilex Holding in exchange for one share of Scilex Holding common stock (the “Contribution”). As a result of the Contribution, and prior to the consummation of the Merger, Scilex became a wholly-owned subsidiary of Scilex Holding and the Company became the owner of approximately 77% of Scilex Holding’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million plus the aggregate exercise price of outstanding options to purchase Semnur’s common stock (which amount was subsequently deducted from the amounts otherwise payable to the holders of such options), consisting of the following: (a) a cash payment of approximately $15.0 million, and (b) 47,392,287 shares of Scilex Holding common stock (the “Stock Consideration”). A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of Scilex Holding common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration were required to sign an exchange and registration rights agreement with the Company (the “Exchange Agreement”), which is further described below.
Following the issuance of the Stock Consideration, the Company is the owner of approximately 58% of Scilex Holding’s issued and outstanding capital stock. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding also agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (“FDA”) and the achievement of certain amounts of net sales of Semnur products.
Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Merger (the “Closing”), 100% of the outstanding equity of Scilex Holding has not been acquired by a third party and Scilex Holding has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding capital stock on a major stock exchange that meets certain requirements and includes the Stock Consideration, then holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the Closing (the “Share Exchange”), the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on The Nasdaq Stock Market LLC as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
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
The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. Under the Merger Agreement, Scilex Holding acquired the Semnur SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million, and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of $15.0 million in cash and shares of Scilex Holding valued at $55.0 million. No contingent consideration was recorded as of June 30, 2019 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, approximately $75.3 million was expensed as a component of acquired in-process research and development.
5. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$61,385	$61,385	$—	$—
Restricted cash	54,742	54,742	—	—
Marketable securities	316	257	—	59
Total assets	$116,443	$116,384	$—	$59
Liabilities:
Derivative liabilities	$7,900	$—	$—	$7,900
Derivative liabilities - Non-current	19,900	—	—	19,900
Acquisition consideration payable	11,312	—	—	11,312
Acquisition consideration payable - Non-current	791	—	—	791
Total liabilities	$39,903	$—	$—	$39,903

	Fair Value Measurements at December 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$158,738	$158,738	$—	$—
Restricted cash	54,592	54,592	—	—
Marketable securities	297	247	—	50
Total assets	$213,627	$213,577	$—	$50
Liabilities:
Acquisition consideration payable	$11,312	$—	$—	$11,312
Acquisition consideration payable - Non-current	725	—	—	725
Total liabilities	$12,037	$—	$—	$12,037

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

(in thousands)	Fair Value
Beginning balance at December 31, 2018	$12,037
Re-measurement of Fair Value	66
Ending balance at June 30, 2019	$12,103

As of June 30, 2019, $9.9 million of the Virttu contingent liability remains to be paid in cash.
The principal significant unobservable inputs used in the valuations of the contingent considerations are the discount rates, and probabilities assigned to scenario outcomes.

The Company recorded a loss on derivative liabilities of $2.4 million and $16.9 million, respectively, for the three and six months ended June 30, 2019, which was attributed to revised probabilities related to the timing of marketing approval for ZTlido® (lidocaine topical system) 5.4% or SP-103 (“SP-103”), and revised sales forecasts. The fair value of the derivative liabilities is estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model, which involves significant Level 3 inputs and assumptions including a discount rate of approximately 22.1%, net sales forecasts and an estimated probability of 90% of not meeting marketing approval before a predetermined date. Due to changes in timing of marketing approval probabilities for SP-103 and a revised forecast of cumulative net sales of ZTlido® (lidocaine topical system) 1.8% and SP-103, the fair value of the derivative liabilities changed, resulting in a loss in the Company’s consolidated statement of operations during the six months ended June 30, 2019 and a corresponding derivative liability in the Company’s consolidated balance sheets at June 30, 2019. Further, due to the revised forecast of cumulative net sales of ZTlido® (lidocaine topical system) 1.8% and SP-103, the Company recorded a derivative liability of $3.0 million for the three and six months ended June 30, 2019, relating to tax indemnification obligations with respect to foreign note holders. The fair value of the derivative liability was estimated using a discounted cash flow probability model, which involves significant Level 3 inputs and assumptions including a risk-adjusted discount rate and estimated foreign tax withholdings.
The Company determined that the contingent acceleration feature of the Early Conditional Loan as further discussed in Note 10 represents an embedded derivative liability that met the criteria for bifurcation under ASU No. 2017-12, Derivatives and hedging. The fair value of the derivative liability involved significant Level 3 inputs and assumptions including estimated probabilities of satisfying certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and is estimated using a with and without discounted cash flow approach. The Company recorded a debt discount for the fair value of the derivative liability of $7.0 million on the issuance date. The debt discount attributed to the derivative liability is being amortized over the remaining term of the Term Loans and is recorded as interest expense in the consolidated statement of operations. The Company performs a mark-to-market assessment for the derivative liability each reporting period. The Company recorded a loss on derivative liabilities associated with the 2019 Warrants (as defined in Note 10) of $4.3 million during the three months ended June 30, 2019 as the Conditional Warrants were issued with the Amendment (See Note 10).
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2019:

(in thousands)	Fair Value
Beginning Balance at December 31, 2018	$—
Additions	6,996
Re-measurement of Fair Value	20,804
Ending Balance at June 30, 2019	$27,800

Non-financial assets and liabilities measured on a nonrecurring basis
Certain non-financial assets and liabilities are measured at fair value, usually with Level 3 inputs including the discounted cash flow method or cost method, on a nonrecurring basis in accordance with authoritative guidance. These include items such as non-financial assets and liabilities initially measured at fair value in a business combination and non-financial long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets, including goodwill, intangible assets and property and equipment, are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.
6. Property and Equipment
Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Furniture and fixtures	$1,237	$1,127
Office equipment	678	632
Machinery and lab equipment	30,013	27,690
Leasehold improvements	9,798	9,001
Construction in progress	8,365	1,221
	50,091	39,671
Less accumulated depreciation	(19,262)	(15,287)
	$30,829	$24,384

Depreciation expense for the three months ended June 30, 2019 and 2018 was $1.9 million and $1.3 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $4.0 million and $2.6 million, respectively.
7. Investments
As of June 30, 2019 and December 31, 2018, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity. No impairment losses were recorded during the six months ended June 30, 2019.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of June 30, 2019 and 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.2 million and $3.5 million, respectively.
NANTibody recorded a net loss of $257 thousand and $484 thousand for the three months ended March 31, 2019 and 2018, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its consolidated statements of operations for the six months ended June 30, 2019 and 2018. As of March 31, 2019, NANTibody had $9.5 million in current assets and $1.2 million in current liabilities and no noncurrent assets or noncurrent liabilities. As of March 31, 2018, NANTibody had $9.8 million in current assets and $1.8 million in current liabilities and no noncurrent assets or noncurrent liabilities.
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
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of June 30, 2019 and 2018, the carrying value of the Company’s investment in NantStem was approximately $17.8 million and $18.2 million, respectively.
The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded a net loss of $61 thousand and $331 thousand for the three months ended March 31, 2019 and 2018, respectively. The Company recorded its portion of loss from NantStem in income (loss) on equity method investments on its consolidated statements of operations for the six months ended June 30, 2019 and 2018. As of March 31, 2019, NantStem had $75.2 million in current assets and $83 thousand in current liabilities and $5.1 million in noncurrent assets and no noncurrent liabilities. As of March 31, 2018, NantStem had $82.3 million in current assets and $27 thousand in current liabilities and no noncurrent assets or noncurrent liabilities.
The Company records its portion of losses from other equity method investments in loss on equity method investments on its consolidated statements of operations for the six months ended June 30, 2019 and 2018.
8. Goodwill and Intangible Assets
At each of June 30, 2019 and December 31, 2018, the Company had recorded goodwill of $38.3 million.
Starting on January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment. These segments are the Company’s reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was allocated to the Sorrento Therapeutics and the Scilex operating segments on a relative fair value basis. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of June 30, 2019.
Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $13.9 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

June 30, 2019	Weighted average amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,387	$198
Acquired technology	19	3,410	973	2,437
Acquired in-process research and development	15	35,834	1,097	34,737
Patent rights	15	32,720	5,831	26,889
Assembled workforce	5	$605	$41	$564
Total intangible assets		$74,154	$9,329	$64,825

December 31, 2018	Weighted average amortization period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,373	$212
Acquired technology	19	3,410	885	2,525
Acquired in-process research and development	15	35,834	366	35,468
Patent rights	15	32,720	4,742	27,978
Assembled workforce	5	105	5	100
Total intangible assets		$73,654	$7,371	$66,283

As of June 30, 2019, the weighted average amortization period for identifiable intangible assets is 14.9 years. Aggregate amortization expense was $1.0 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively. Aggregate amortization expense was $2.0 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively.
Estimated future amortization expense related to intangible assets at June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2019 (Remaining nine months)	$1,435
2020	2,869
2021	3,923
2022	3,923
2023	3,918
2024	3,827
Thereafter	44,930
Total expected future amortization	$64,825

9. Significant Agreements and Contracts
License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of June 30, 2019, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
10. Debt
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
On June 13, 2018, the Company issued and sold to the March 2018 Purchasers, in the March 2018 Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock. The Notes accrue interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of June 13, 2023 and the date of the closing of a change of control (the “Maturity Date”). In connection with the issuance of the Notes and the Warrants, the Company recorded a debt discount of approximately $21.6 million based on an allocation of proceeds to the Warrants of approximately $9.6 million and a beneficial conversion feature of approximately $12.0 million, before issuance costs.
On November 7, 2018, the Company entered into an Agreement and Consent (the “Agreement and Consent”) with the March 2018 Purchasers and agreed to amend the Warrants to reduce the exercise price per share of its common stock thereunder from $8.77 to $3.28. The amendment of the Warrants resulted in a loss on debt extinguishment of $1.9 million representing the incremental fair value of the modified Warrants along with the difference between the fair value and carrying value of the Notes at the modification date of November 7, 2018.
The Company determined that the amendment of the Warrants resulted in an extinguishment at the modification date. As a result, the Company recorded a loss on debt extinguishment for the difference between the fair value of $23.1 million and the carrying value of $17.0 million, or $6.1 million. The Company recorded the loss as of the date of modification, or November 7, 2018. As of June 30, 2019, the estimated Level 3 fair value of the Notes was approximately $16.9 million, compared to the carrying value of $24.7 million. The fair value of the Notes was estimated using a lattice model with Level 3 inputs including the historical stock price volatility, risk-free interest rate and debt yield.
Borrowings under the Notes consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Face value of loan	$37,849	$37,849
Unamortized debt discount	(14,288)	(14,804)
Accretion of debt discount	1,099	515
Ending balance	$24,660	$23,560

Interest expense recognized for stated interest on the Notes for the three and six months ended June 30, 2019 totaled $0.5 million and $0.9 million, respectively. The amount of debt discount and debt issuance costs included in interest expense for the three and six months ended June 30, 2019 was approximately $0.6 million and $1.1 million, respectively.
The Company identified a number of embedded derivatives that require bifurcation from the Notes and separate accounting as a single compound derivative. The current fair value attributed to the bifurcated compound derivative is immaterial. The Company will re-evaluate this assessment each reporting period.
2018 Purchase Agreements and Indenture for Scilex
On September 7, 2018, Scilex entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture (the “Guarantee”).
The net proceeds of the Scilex Notes Offering were approximately $89.3 million, after deducting the Scilex Notes Offering expenses payable by Scilex and funding a segregated reserve account with $20.0 million (the “Reserve Account”) and a segregated collateral account with $25.0 million (the “Collateral Account”) pursuant to the terms of the Indenture. As of June 30, 2019, the estimated fair value of the Scilex Notes was approximately $136.2 million compared to the carrying value of $149.0 million. The Company uses the discounted cash flow method under the income approach, which involves significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation, as appropriate. The value of the debt instrument is based on the present value of future interest and principal payments, discounted at a rate of return reflective the Company’s credit risk.
Borrowings of the 2018 Purchase Agreements and Indenture for Scilex consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Face value of loan	$224,000	$224,000
Unamortized debt discount	(77,624)	(84,000)
Capitalized debt issuance costs	(5,313)	(5,748)
Accretion of debt discount	8,288	6,376
Amortization of debt issuance cost	570	435
Payments	(918)	—
Ending balance	$149,003	$141,063

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido® (lidocaine topical system) 1.8% are estimated as follows (in thousands):

Year Ending December 31,
2019 (Remaining six months)	$3,237
2020	17,960
2021	25,035
2022	41,705
2023	72,299
2024	62,846
Total future minimum payments	223,082
Unamortized debt discount	(69,336)
Unamortized capitalized debt issuance costs	(4,743)
Total minimum payment	149,003
Current portion	(11,532)
Long-term portion of Scilex Notes	$137,471

The amount of debt discount and debt issuance costs included in interest expense for the three and six months ended June 30, 2019 was approximately $4.2 million and $8.9 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and separate accounting as a single compound derivative. The Company recorded this derivative within its consolidated financial statements (See Note 5). The Company re-evaluates this assessment each reporting period.

2018 Oaktree Term Loan Agreement

On November 7, 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, or 7%. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses and funding a debt service reserve account with approximately $9.6 million (the “Debt Service Reserve Account”), and will be used for general corporate purposes. In connection with the Loan Agreement, the Company and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement provides that the Term Loans are secured by substantially all of the Company’s and the Guarantors’ assets, and a pledge of 100% of the equity interests in other entities each of the Company and the Guarantors holds (subject to certain exceptions and other than equity interests held by the Company or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests). In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from May 7, 2019 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis. In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the shares of common stock issuable upon exercise of the Conditional Warrants for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.

On May 3, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to the Company $20.0 million of the Conditional Loan, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The Lenders also agreed to loan the Company the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones between August 7, 2019 and November 7, 2019 (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The Term Loans, other than the Early Conditional Loan, will mature on November 7, 2023. The Early Conditional Loan will mature on May 3, 2020; however, if the commercial and financial milestones have occurred on or prior to such date, the Early Conditional Loan will mature on November 7, 2023. The Term Loans may be prepaid by the Company, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans (including the Early Conditional Loan and the Remaining Conditional Loan), the Company has agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid amounting to approximately $1.5 million. The Early Conditional Loan was funded on May 3, 2019.

The Company accounted for the Amendment as a debt modification and not a debt extinguishment under ASC Topic 470-50, as the terms of the Early Conditional Loan were not substantially different from those of the Initial Loan. The Company incurred approximately $0.8 million in fees directly related to the Amendment which were expensed as incurred during the three months ended June 30, 2019.

In connection with the Amendment, on May 3, 2019, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from November 3, 2019 through November 3, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the 2019 Warrants (the “2019 Warrant Shares”), in which case the 2019 Warrants shall also be exercisable on a cashless exercise basis. The Company recorded a loss on derivative liabilities associated with the 2019 Warrants of $4.3 million during the three months ended June 30, 2019 as the Conditional Warrants were issued with the Amendment.

The fair value of the Term Loans was estimated using a discounted cash flow model with Level 3 inputs with key inputs that include debt yield, coupon rate and maturity dates. As of June 30, 2019, the estimated fair value of the Term Loans was approximately $57.0 million. Borrowings under the Initial Loan and the Early Conditional Loan consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Face value of loan	$120,000	$100,000
Debt discount - warrants	(26,248)	(26,659)
Debt discount - derivative	(6,996)	—
Capitalized debt issuance costs	(7,685)	(6,658)
Accretion of debt discount	1,882	411
Amortization of debt issuance costs	503	115
Ending balance	$81,456	$67,209

Interest expense recognized for stated interest on the Term Loans totaled $2.7 million and $5.0 million for the three and six months ended June 30, 2019, respectively. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the three and six months ended June 30, 2019 was approximately $1.3 million and $2.4 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Initial Loan and separate accounting as a single compound derivative. As the current fair value attributed to the bifurcated compound derivative is immaterial, the Company has not recorded this derivative within its consolidated financial statements. The Company re-evaluates this assessment each reporting period.

The Company identified certain embedded derivatives that require bifurcation from the Early Conditional Loan and separate accounting as a single compound derivative. Certain of these embedded features include a contingent accelerated repayment feature. The Company deems the contingent accelerated repayment feature derivative to be material and recorded it within its consolidated financial statements (See Note 5). The Company re-evaluates this assessment each reporting period.
11. Shareholder Equity
2019 Public Offering of Common Stock and Warrants
On June 28, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC (the “Representative”), as representative of the several underwriters named therein (the “Underwriters”), relating to a firm commitment underwritten public offering (the “Offering”) of 8,333,334 shares of the Company’s common stock (“Common Stock”), Series A warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series A Warrants”), Series B warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series B Warrants”) and Series C warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series C Warrants” and, together with the Series A Warrants and the Series B Warrants, the “Warrants”). The public offering price is $3.00 per share of Common Stock and accompanying Warrants and the Underwriters have agreed to purchase the Common Stock and accompanying Warrants pursuant to the Underwriting Agreement at a price of $2.82 per share and accompanying Warrants. The Series A Warrants will be exercisable six months from the date of issuance, will expire on the 10-year anniversary of the date of issuance and will have an exercise price of $3.75. The Series B warrants will be exercisable commencing on the date of issuance, will expire on the date that is nine months from the date of issuance and will have an exercise price of $3.00 per share. The Series C Warrants will be exercisable six months from the date of issuance and only to the extent and in proportion to a holder of the Series C warrants exercising its Series B Warrants, will expire on the 10-year anniversary of the date of issuance and will have an exercise price of $3.75 per share.
Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,250,000 shares of Common Stock (“Additional Shares”) and/or 1,250,000 combinations of Warrants (comprised of an aggregate of 1,250,000 Series A Warrants, 1,250,000 Series B Warrants and 1,250,000 Series C Warrants) (“Warrant Combinations”), at the public offering price of $2.99 per Additional Share and the public offering price per Warrant Combination of $0.01, less underwriting discounts and commissions.
The net proceeds from this offering were approximately $23.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.
As of the firm commitment date of June 28, 2019, the Company entered into a forward contract to issue and sell a fixed number of shares of common stock and warrants in exchange for a stated purchase price payable on July 2, 2019, issued options to purchase a fixed number of shares of common stock for a fixed purchase price (subject to certain adjustments for dividends and similar distributions), and issued options to purchase additional warrants in exchange for a stated purchase price. Management determined that these instruments were freestanding financial instruments and qualified for equity classification as of the firm commitment date.
12. Stock Incentive Plans
2009 Stock Incentive Plan

The following table summarizes stock option activity as of June 30, 2019 and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,523,075	$4.91	$1,723
Options Granted	2,666,800	$3.84
Options Canceled	(661,525)	$1.86
Options Exercised	(136,074)	$5.21
Outstanding at June 30, 2019	12,392,276	$4.70	$2,350

The aggregate intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was $175 thousand and $4 thousand, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $306 thousand and $52 thousand, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Six Months Ended June 30,
	2019	2018
Weighted-average grant date fair value	$3.05	$7.39
Dividend yield	—%	—%
Volatility	100%	81%
Risk-free interest rate	1.87%	2.52%
Expected life of options	6.1 years	6.1 years
The total employee and director stock-based compensation recorded as operating expenses was $2.0 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of June 30, 2019 was $19.6 million and the weighted average period over which these grants are expected to vest is 2.1 years.
Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at June 30, 2019:

Common stock warrants outstanding under the loan and security agreements	7,688,181
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	14,819,872
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2009 Stock Incentive Plan	18,188,332
Shares issuable upon the conversion of the 2018 Notes	5,397,325
Issuable under assignment agreement based upon achievement of certain milestones	80,000
46,483,658

Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan
In June 2017, the Company’s subsidiary Scilex Pharmaceuticals Inc. adopted the Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan, (the “Scilex Pharma 2017 Plan”). The Scilex Pharma 2017 Plan reserved 24.0 million shares of Scilex common stock. Stock options granted under this plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. The Scilex Pharma 2017 Plan was amended and restated on July 5, 2018.

Upon closing of the Company’s acquisition of Semnur, the Scilex Pharma 2017 Equity Incentive Plan was terminated, and each option to purchase Scilex Pharmaceuticals common stock outstanding and unexercised immediately prior to the Closing were cancelled and substituted for that number of options to acquire common stock of Scilex Holding, as further described in Note 4.
The total employee and director stock-based compensation recorded as operating expenses was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.
Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $0.6 million for each of the three and six months ended June 30, 2019. Stock-based compensation expense related to non-employee consultants was immaterial for the three and six months ended June 30, 2018.
Scilex Holding Company 2019 Stock Option Plan
The board of directors of Scilex Holding adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”) on May 28, 2019. The Scilex Holding 2019 Stock Option Plan was approved by the stockholders of Scilex Holding on June 7, 2019. As of June 30, 2019, options to purchase 25,412,608 shares of the common stock of Scilex Holding were outstanding and 8,035,276 shares were reserved for awards available for future issuance.
13. Commitments and Contingencies
Litigation
In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Other than as set forth below, the Company is not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and the Company, included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015. On May 24, 2019, NantCell, Inc., Mr. Soon-Shiong and NANTibody General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. The Company makes no representations as to the likely success or outcome of such arbitration; and

•
An action in the Los Angeles Superior Court derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 amount of $40 million. On May 24, 2019, NantCell, Inc. and Mr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract.  On July 8, 2019, the Company and Dr. Ji filed a motion to compel this action to arbitration. The parties are currently engaged in discovery in the suit. The Company makes no representations as to the likely success or outcome of such lawsuit.

Operating Leases
The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of June 30, 2019, the Company’s leases have remaining lease terms of approximately 0.9 to 10.3 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. In calculating the lease liability, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the right-of-use assets or lease liabilities and are immaterial. Additionally, certain leases may be subject to annual changes in the consumer price index (“CPI”). Changes in the CPI are treated as variable lease payments and do not result in a remeasurement of the right-of-use assets or lease liabilities.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of June 30, 2019, the Company has no finance leases.
Operating lease costs were $2.7 million and $5.0 million for the three and six months ended June 30, 2019, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial.
Supplemental quantitative information related to leases includes the following (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,867	$3,399

Right-of-use assets obtained in exchange for new and amended operating lease liabilities	$4,447	$4,747

Weighted average remaining lease term in years - operating leases	9.9 years	9.9 years
Weighted average discount rate - operating leases	12.2%	12.2%

During the second quarter of 2019, Scilex amended its Mission Viejo, CA lease resulting in an extended term through 2024 and approximately 4,000 square feet of additional office space. During the second quarter of 2019, the Company amended its cGMP fill and finish and storage lease resulting in an extended term through 2029 and approximately 21,300 square feet of additional space expected to be added in the first quarter of 2020.
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2019 (Remaining six months)	$3,602
2020	9,581
2021	9,041
2022	9,154
2023	9,404
2024	9,477
Thereafter	47,027
Total lease payments	97,286
Less imputed interest	(42,842)
Total lease liabilities as of June 30, 2019	$54,444

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
The Company’s income tax benefit of $0.6 million and $2.3 million reflect effective tax rates of 0.26% and 2.1% for the six months ended June 30, 2019 and 2018, respectively. The Company’s income tax benefit of $0.4 million and $1.4 million reflect effective tax rates of 0.54% and 1.86% for the three months ended June 30, 2019 and 2018, respectively.
The difference between the expected statutory federal tax expense of 21% and the 0.26% effective tax expense for the six months ended June 30, 2019 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the six months ended June 30, 2019, when compared to the same period in 2018, the decrease in the tax benefit and change in effective income tax rate was primarily attributable to the increased valuation allowance in 2019.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
15. Related Party Agreements
As further discussed in Note 4, on March 18, 2019, the Company entered into a Merger Agreement with Semnur, Scilex Holding, Merger Sub, and Fortis Advisors LLC, solely as representative of the Equityholders’ Representative. Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Scilex Holding. Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction. Following the issuance of the Stock Consideration as discussed in Note 4, the Company is the owner of approximately 58% of Scilex Holding’s issued and outstanding capital stock.
As of June 30, 2019, approximately 15% of the outstanding capital stock of Scilex Holding represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex for the ZTlido® product. During the three and six months ended June 30, 2019, Scilex purchased approximately $2.5 million and $5.7 million, respectively, of inventory from ITOCHU CHEMICAL FRONTIER Corporation.
16. Loss Per Share
For the three and six months ended June 30, 2019 and 2018, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to Sorrento	$(56,762)	$(73,864)	$(164,833)	$(106,436)
Net loss attributable to Semnur holders of Scilex Holding	(6,093)	—	(28,824)	—
Net loss used for diluted earnings per share	$(62,855)	$(73,864)	$(193,657)	$(106,436)

Denominator for Basic Loss Per Share	122,549	100,563	122,415	92,795
Potentially dilutive shares of Sorrento common stock issuable upon Share Exchange	9,910	—	5,717	—
Denominator for Diluted Loss Per Share	132,459	100,563	128,132	92,795
Basic Loss Per Share	$(0.46)	$(0.73)	$(1.35)	$(1.15)
Diluted Loss Per Share	$(0.47)	$(0.73)	$(1.51)	$(1.15)

The potentially dilutive stock options that would have been excluded because the effect would have been anti-dilutive for the six months ended June 30, 2019 and 2018 were 9.7 million and 2.5 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been anti-dilutive for the six months ended June 30, 2019 and 2018 were 10.7 million and 2.2 million, respectively.
17. Segment Information
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

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around the Company’s Immuno-Oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a revolutionary drug delivery system that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. As of June 30, 2019, revenues from the Scilex segment are exclusively derived from the sale of ZTlido® (lidocaine topical system) 1.8%.

•	In October 2018, Scilex commercially launched its ZTlido® (lidocaine topical system) 1.8% product and began recognizing revenue in the fourth quarter of 2018.

•
Semnur’s SEMDEXATM (SP-102) compound is the first non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbosacral radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates. SEMDEXATM has been awarded fast track status by the FDA. See Note 4 for further detail on the Semnur acquisition.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. The Company’s CODM does not regularly review asset information by reportable segment and, therefore, it does not report asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,
	2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$1,817	$4,660	$6,477	$3,913	$—	$3,913
Operating expenses	36,299	20,539	56,838	28,076	4,208	32,284
Operating loss before interest and taxes	(34,482)	(15,879)	(50,361)	(24,163)	(4,208)	(28,371)

	Six months ended June 30,
	2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$5,101	$7,519	$12,620	$10,159	$—	$10,159
Operating expenses	71,431	114,720	186,151	63,776	7,298	71,074
Operating loss before interest and taxes	(66,330)	(107,201)	(173,531)	(53,617)	(7,298)	(60,915)

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
Overview
Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us” and “our”) is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families, globally, to address unmet medical needs. We primarily focus on therapeutic areas in Immuno-Oncology and Non-Opioid Pain Management. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory and neurodegenerative diseases.
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
With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or close to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T and are currently expanding this study. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”) and obtained approval from the U.S. Food and Drug Administration (the “FDA”) to commence a human clinical trial for this indication in early 2018. We have dosed two patients and are continuing the enrollment of additional patients.
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

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin that specifically ablates nerves that conduct pain signals while leaving other nerve functions intact and is being studied for chronic pain treatment. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and a Phase I trial with the National Institutes of Health (“NIH”) is concluding. A Phase Ib trial studying tolerance and efficacy of RTX for the control of osteoarthritis knee pain was initiated in late 2018 and preliminary results have shown strong efficacy with no significant adverse effects. Other applications of RTX are expected to start Phase Ib trials in 2019.
Also in the area of non-opioid pain management, we have acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex”), ZTlido® (lidocaine topical system) 1.8%, is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in late October 2018. Scilex now has built a full commercial organization, which includes sales, marketing, market access, and medical affairs. ZTlido® is positioned as a best-in-class product with superior adhesion compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.
Recent Developments
Re-segmentation
Beginning in the quarter ended March 31, 2019, we re-segmented our business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment.
Acquisition of Semnur Pharmaceuticals, Inc.
On March 18, 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc., a Delaware corporation (“Semnur”), Scilex Holding Company, a Delaware corporation (“Scilex Holding”), Sigma Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of Scilex Holding. Semnur is included under the Scilex operating segment.
Concurrently with the execution of the Merger Agreement, we and each of the other holders of outstanding shares of capital stock of Scilex, our majority-owned subsidiary, contributed each share of Scilex capital stock we or it owned to Scilex Holding in exchange for one share of Scilex Holding common stock (the “Contribution”). As a result of the Contribution, and prior to the consummation of the Merger, Scilex became a wholly-owned subsidiary of Scilex Holding and we became the owner of approximately 77% of Scilex Holding’s issued and outstanding capital stock. As of June 30, 2019, we own approximately 58% of Scilex Holding’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million plus the aggregate exercise price of outstanding options to purchase Semnur’s common stock (which amount will be subsequently deducted from the amounts otherwise payable to the holders of such options), consisting of the following: (a) a cash payment of approximately $15.0 million, and (b) 47,392,287 shares of Scilex Holding common stock (the “Stock Consideration”). A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of Scilex Holding common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration are required to sign an exchange and registration rights agreement with us (the “Exchange Agreement”), which is further described in Note 4 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
During the quarter ended June 30, 2019, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, as filed with the SEC, except as described below.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenues. Revenues were $6.5 million for the three months ended June 30, 2019, as compared to $3.9 million for the three months ended June 30, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $3.9 million to $1.8 million for the three months ended June 30, 2019, compared to the prior fiscal year. The decrease of $2.1 million is primarily attributable to higher revenues from the joint development agreement with Celularity Inc. in the prior year as well as lower contract manufacturing and service revenues compared to the prior year.
Our Scilex segment recognized revenues of $4.7 million for the three months ended June 30, 2019. The Scilex segment recognized no revenues for the three months ended June 30, 2018, as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the three months ended June 30, 2019 and 2018 were $3.3 million and $1.2 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.
Cost of revenues for our Sorrento Therapeutics segment increased by $1.5 million and is primarily attributable to indirect costs associated with our investments in contract manufacturing capacity expansion.
Cost of revenues for our Scilex segment increased by $0.6 million as compared to the same period quarter of the prior year as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2019 and 2018 were $24.8 million and $17.9 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido® (lidocaine topical system) 1.8% as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
R&D expense for our Sorrento Therapeutics segment increased by $6.2 million as compared to the same quarter of the prior year and was primarily attributable to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX and CAR-T into clinical trials.

R&D expense for our Scilex segment increased by $0.7 million as compared to the same quarter of the prior year and was primarily driven by research and development activities of $1.2 million and was partially offset by lower clinical trial costs associated with ZTlido® (lidocaine topical system) 1.8%, which obtained FDA approval in the first quarter of 2018.
Selling, General and Administrative Expenses (“SG&A”) General and administrative expenses for the three months ended June 30, 2019 and 2018 were $27.8 million and $11.0 million, respectively, or an increase of $16.7 million.
SG&A expense for our Sorrento Therapeutics segment increased by approximately $2.1 million year over year and consisted primarily of salaries and personnel-related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
SG&A expense for our Scilex segment increased by approximately $14.7 million year over year primarily due to increased sales activities associated with the commercialization of ZTlido® (lidocaine topical system) 1.8%.
Intangible Amortization. Intangible amortization for the three months ended June 30, 2019 and 2018 was $1.0 million and $0.7 million, respectively.
Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with the prior year.
Amortization expense for our Scilex segment increased due to the amortization of acquired in-process research and development upon commercialization of ZTlido® (lidocaine topical system) 1.8% that occurred in the fourth quarter of 2018.
Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended June 30, 2019 was $10.6 million compared to no loss on derivative liabilities in the same period in 2018.
Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $5.2 million and was primarily attributable to the 2019 Warrants as further described in Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on derivative liabilities for our Scilex segment was $5.4 million and was attributed to revised probabilities related to timing of marketing approval for ZTlido® (lidocaine topical system 5.4%) (SP-103) and revised sales forecasts as further described in Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on Contingent Liabilities. Changes in acquisition consideration payable for the three months ended June 30, 2019 and 2018 resulted in a loss of approximately $0.1 million and $1.4 million, respectively. The change in acquisition consideration payable for the three months ended June 30, 2019 as compared to the same period in 2018 relates primarily to changes in the fair value of contingent consideration for our acquisition of Virttu Biologics Limited from the prior year, which was settled in 2018.
Interest Expense. Interest expense for the three months ended June 30, 2019 and 2018 was $9.5 million and $45.0 million, respectively. The decrease in interest expense of $35.5 million as compared to the same period in 2018 resulted primarily from the conversion of the convertible notes issued in December 2017 that occurred in the second quarter of 2018. The unamortized discount remaining at the date of conversion of $44.3 million was recognized immediately at that date as interest expense in the three months ended June 30, 2018.
The decrease in interest expense compared to the same period in prior year was partially offset by interest expense associated with the loan agreement entered into with certain funds and accounts managed by Oaktree Capital Management, L.P. and Oaktree Fund Administration, LLC, as administrative and collateral agent and the senior secured notes due 2026 in an aggregate principal amount of $224.0 million entered into in the second half of fiscal year 2018.

Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2019 and June 30, 2018 was $(0.4) million and $(1.4) million, respectively. The decrease in income tax benefit was primarily attributable to the increased valuation allowance in 2019.
Net Loss. Net loss for the three months ended June 30, 2019 and 2018 was $71.8 million and $74.8 million, respectively.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenues. Revenues were $12.6 million for the six months ended June 30, 2019, as compared to $10.2 million for the six months ended June 30, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $10.2 million to $5.1 million for the six months ended June 30, 2019, compared to the prior fiscal year. The decrease of $5.1 million is primarily attributable to higher revenues from the joint development agreement with Celularity Inc. in the prior year as well as lower contract manufacturing and service revenues compared to the prior year.
Our Scilex segment recognized revenues of $7.5 million for the six months ended June 30, 2019. The Scilex segment recognized no revenues for the six months ended June 30, 2018, as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the six months ended June 30, 2019 and 2018 were $5.6 million and $2.5 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.
Cost of revenues for our Sorrento Therapeutics segment increased by $2.2 million and is primarily attributable to indirect costs associated with our investments in contract manufacturing capacity expansion.
Cost of revenues for our Scilex segment increased by $0.9 million as compared to the same period quarter of the prior year as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2019 and 2018 were $50.3 million and $32.6 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido® (lidocaine topical system) 1.8% as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
R&D expense for our Sorrento Therapeutics segment increased by $17.5 million as compared to the same period of the prior fiscal year and was primarily attributed to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX and CAR-T into clinical trials.
R&D expense for our Scilex segment increased by $0.2 million as compared to the same period of the prior fiscal year and was primarily driven by research and development activities of $2.0 million and was partially offset by lower clinical trial costs associated with ZTlido® (lidocaine topical system) 1.8%, which obtained FDA approval in the first quarter of 2018.
Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2019 were $75.3 million were primarily due to acquired in-process research and development expenses associated with the acquisition of Semnur in March 2019. We did not have acquired in-process research and development expenses during the six months ended June 30, 2018.
Selling, General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 and 2018 were $52.9 million and $21.0 million, respectively, or an increase of $31.9 million.

SG&A expense for our Sorrento Therapeutics segment increased by approximately $1.7 million as compared to the same period of the prior fiscal year and consisted primarily of salaries and personnel-related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
SG&A expense for our Scilex segment increased by approximately $30.2 million as compared to the same period of the prior fiscal year, and was primarily due to increased sales activities associated with the commercialization of ZTlido® (lidocaine topical system) 1.8%.
Intangible Amortization. Intangible amortization for the six months ended June 30, 2019 and 2018 was $2.0 million and $1.3 million, respectively.
Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with the prior year.
Amortization expense for our Scilex segment increased by approximately $0.8 million as compared to the same period of the prior fiscal year, and was primarily due to the amortization of acquired in-process research and development upon commercialization of ZTlido® (lidocaine topical system) 1.8% that occurred in the fourth quarter of 2018.
Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended June 30, 2019 was $25.1 million compared to no loss on derivative liability in the same period in 2018.
Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $5.2 million and was primarily attributed to the 2019 Warrants as further described in Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on derivative liabilities for our Scilex segment was $19.9 million and was attributed to revised probabilities related to timing of marketing approval for ZTlido® (lidocaine topical system 5.4%) (SP-103) and revised sales forecasts as further described in Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. There were no derivative liabilities recorded during the same period of the prior year as the Scilex Notes were not issued until September 2018.
Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the six months ended June 30, 2019 and 2018 resulted in a loss of approximately $0.1 million and $13.7 million, respectively.
The loss resulting from the change in acquisition consideration payable for the six months ended June 30, 2018 relates primarily to changes in the fair value of contingent consideration from the Scilex and Virttu acquisitions of $6.0 million and $6.4 million, respectively.
Interest Expense. Interest expense for the six months ended June 30, 2019 and 2018 was $18.6 million and $46.1 million, respectively. The decrease in interest expense of $27.5 million as compared to the same period in 2018 resulted primarily from the conversion of the convertible notes issued in December 2017 that occurred in the second quarter of 2018.
The decrease in interest expense compared to the same period in prior year was partially offset by interest expense associated with the loan agreement entered into with certain funds and accounts managed by Oaktree Capital Management, L.P. and Oaktree Fund Administration, LLC, as administrative and collateral agent and the senior secured notes due 2026 in an aggregate principal amount of $224.0 million entered into in the second half of fiscal year 2018.
Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the six months ended June 30, 2019 and 2018 was $(0.6) million and $2.3 million, respectively. The decrease in income tax expense resulted mainly from deferred tax expense recorded related to the intangibles transferred to Celularity as a result of the closing of Contribution Agreement in the prior year.
Loss on Equity Investments.  Loss on equity investments for the six months ended June 30, 2019 and 2018 was $2.5 million and $3.0 million, respectively. (See Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.)
Net Loss. Net loss for the six months ended June 30, 2019 and 2018 was $218.4 million and $108.4 million, respectively.
Liquidity and Capital Resources

As of June 30, 2019, we had $61.4 million in cash and cash equivalents attributable in part to the following financing arrangements (See Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information):
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
On September 7, 2018, Scilex entered into purchase agreements (the “2018 Purchase Agreements”) with the certain investors (the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex, among other things, issued and sold to the Purchasers the Scilex Notes with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million (the “Offering”). The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex and funding a segregated reserve account ($20.0 million) and a segregated collateral account ($25.0 million) pursuant to the terms of an indenture governing the Scilex Notes (the “Indenture”). The net proceeds of the Offering will be used by Scilex to support the commercialization of ZTlido® (lidocaine topical system) 1.8%, for working capital and general corporate purposes in respect of the commercialization of ZTlido® (lidocaine topical system) 1.8%. In connection with the Offering, Scilex also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, as trustee and collateral agent, and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Indenture.
The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido® (lidocaine topical system) 1.8% for the prior fiscal quarter, beginning on February 15, 2019. If Scilex has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency. The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.
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
On May 3, 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to us $20.0 million of the Conditional Loan with a probable maturity of May 3, 2020 absence occurrence of certain qualifying events, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The net proceeds of the Early Conditional Loan were approximately $18.9 million, after deducting estimated loan costs, commission, fees and expenses.

On March 18, 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc., a Delaware corporation (“Semnur”), Scilex Holding Company, a Delaware corporation (“Scilex Holding”), Sigma Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (“FDA”) and the achievement of certain amounts of net sales of Semnur products.
On June 28, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to a firm commitment underwritten public offering. The net proceeds from this offering were approximately $23.1 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.
Cash Flows from Operating Activities. Net cash used for operating activities was $91.1 million for the six months ended June 30, 2019 as compared to $46.1 million for the six months ended June 30, 2018. Net cash used reflects a net loss of $218.4 million, which was partially offset by charges related to acquired in-process research and development of $75.3 million, as well as other non-cash reconciling items totaling approximately $52.6 million, primarily related to non-cash interest expense, depreciation and amortization, stock based compensation and a loss on derivative liabilities.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations, and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $24.5 million for the six months ended June 30, 2019 as compared to $2.8 million for the six months ended June 30, 2018. Our investing activities used $7.5 million to acquire equipment and building improvements during the six months ended June 30, 2019 and approximately $17.0 million associated with the acquisition of Semnur-related in-process research and development and related assets.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $18.4 million for the six months ended June 30, 2019 as compared to net cash provided by financing of $75.4 million for the six months ended June 30, 2018. The decrease compared to the same period in prior year is primarily attributed to lower proceeds from the issuance of common stock as well as proceeds from the issuance of the convertible notes in prior year.
Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private debt and equity financings, as we have not generated any significant product related revenue from our principal operations to date, and do not expect to generate significant revenue for several years, if ever. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. As and if necessary, we will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.
We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance our product pipeline and other product candidates into clinical trials, (ii) continue our development of, and seek regulatory approvals for, our product candidates in clinical trials, (iii) continue our development of, and seek regulatory approvals for, our product candidates, (iv) expand our corporate infrastructure, and (v) incur our share of joint venture and collaboration costs for our products and technologies.
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
Contractual Obligations and Commitments
As of June 30, 2019, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Off-Balance Sheet Arrangements
Since our inception through June 30, 2019, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
The fair market value of our Loan Agreement is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. Generally, the fair market value of the debt will vary as interest rates increase or decrease. We have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of June 30, 2019. We are not subject to interest rate risk on the Notes issued in 2018 in connection with our Securities Purchase Agreement as the Notes have a fixed rate of 5.00%. We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. For both the Notes and Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.
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
During 2018, we undertook remediation measures, including designing new controls and enhancing existing internal controls which, if effectively implemented, would provide reasonable assurance that we timely and precisely (1) identify and assess the accounting implications of terms in unusual or non-recurring and significant agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period.  These included measures designed to improve centralized documentation control, improve the internal communication procedures between senior executive management, accounting personnel, and related business owners, leverage external accounting experts as appropriate to perform the necessary reviews, and strengthen policies and procedures related to the transferring of responsibilities and the handoff of personnel duties.  However, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2018 there were multiple errors identified related to management’s review of significant agreements. We believe the errors identified are due to deficiencies in our internal control environment resulting from insufficient competent accounting resources, including the lack of a Chief Accounting Officer, to effectively operate internal controls over financial reporting in a timely manner.
This ineffective control environment contributed to the following material weaknesses: (i) management did not adequately evaluate the underlying assumptions associated with the accounting for key terms identified in significant agreements, which in the current year included convertible notes and debt agreements, and (ii) management did not accurately assess the significant assumptions in order to properly estimate the fair value of contingent consideration liabilities.  We also identified the following deficiencies in our internal control environment resulting from insufficient accounting resources that collectively represent a material weakness: Management did not properly assess significant assumptions through the performance of precise reviews of accounting estimates including probability of occurrence and assumptions used in evaluating the fair value of embedded derivatives, fair value of indefinite-lived intangible assets, and income tax related balances. Such material weaknesses could result in material misstatements of the aforementioned account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the material weaknesses, we hired a new Chief Accounting Officer and we are in the process of implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. In addition, we are in the process of implementing systems and processes to streamline business processes and improve the overall control environment. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance that we timely identify terms in agreements that could have material accounting implications, assess the accounting and disclosure implications of the terms, and account for such items in the financial statements appropriately.  Any failure to implement these improvements to our internal control over financial reporting would result in continued material weaknesses in our internal control and could impact our ability to produce reliable financial reports, effectively manage the Company or prevent fraud, and could potentially harm our business and our performance.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating our material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented.

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

On April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The actions allege that Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, we have filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and us, included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Mr. Soon-Shiong and NANTibody General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. We make no representations as to the likely success or outcome of such arbitration; and

•
An action in the Los Angeles Superior Court derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to its invested amount as of June 30, 2017 amount of $40 million. On May 24, 2019, NantCell, Inc. and Mr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract.  On July 8, 2019, the Company and Dr. Ji filed a motion to compel this action to arbitration. The parties are currently engaged in discovery in the suit. We make no representations as to the likely success or outcome of such lawsuit.

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
We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), ZTlido® (lidocaine topical system 5.4%) (“SP-103”), BsAbs, as well as Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $532.6 million and $367.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, SP-103, SEMDEXATM and our other product candidates into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. and Semnur Pharmaceuticals, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, in connection with our underwritten public offering of common stock and warrants that closed in July 2019, we generally agreed, subject to certain exceptions, that we would not sell, offer to sell, contract to sell or lend any shares of our common stock or derivative securities prior to September 26, 2019 without the prior written consent of JMP Securities LLC. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available.
Any of these events could significantly harm our business, financial condition and prospects.
Our future capital requirements will depend on many factors, including:

•
the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, as well as CAR-T for adoptive cellular immunotherapy, RTX, SP-103 and SEMDEXATM;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	general market conditions for offerings from biopharmaceutical companies;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;

•	our obligations under our debt arrangements; and

•	our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido® (lidocaine topical system) 1.8%.
In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, joint ventures, public or private equity or debt financing, bank lines of credit, asset sales, government grants or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our product candidates or marketing territories.
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
A product sponsor may apply for fast track designation from the U.S. Food and Drug Administration (“FDA”) if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition (“Fast Track Designation”). The FDA has broad discretion whether or not to grant this designation. We have received Fast Track Designation for SEMDEXATM, which is in development for the treatment of lumbosacral radicular pain. Even though SEMDEXATM has received Fast Track Designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. Fast Track Designation does not accelerate clinical trials, mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, Fast Track Designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast track designation at any time.
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

Other than with respect to ZTlido® (lidocaine topical system) 1.8%, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain, anti-CD38 CAR-T for multiple myeloma and anti-CEA CAR-T for intrahepatic CEA positive metastases and for intraperitoneal tumor implantation (malignant ascites) and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and Phase II trial is planned to start in the second half of 2019 with higher strength SP-103. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

On September 7, 2018, Scilex Pharmaceuticals Inc. (“Scilex”) issued and sold senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Scilex Offering”). In connection with the Scilex Offering, we also entered into an indenture (the “Scilex Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent, and Scilex. Pursuant to the Scilex Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex under the Scilex Indenture.

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

Pursuant to the Scilex Indenture, we and Scilex must also comply with certain covenants with respect to the commercialization of ZTlido® (lidocaine topical system) 1.8%, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports, and negative covenants, including limitations on the following: the incurrence of debt, the payment of dividends, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

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
We have significantly restructured our business and implemented a new segment reporting structure. Our two industry segments, designated as Sorrento Therapeutics and Scilex, have been in effect for a limited period of time and there are no assurances that we will be able to successfully operate as a restructured business.
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
Risks Related to Acquisitions
We have and plan to continue to acquire assets, businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.
We have and plan to continue to expand our business and intellectual property portfolio through the acquisition of new assets, businesses and technologies.
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
The success of any acquisition depends on, among other things, our ability to combine our business with the acquired assets and businesses in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from July 2, 2018 to June 28, 2019, our closing stock price ranged from $1.86 to $7.50 per share.  The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

3.1	Amended and Restated Bylaws of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

4.1	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.2
Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.5	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

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

Sorrento Therapeutics, Inc.

Date:	August 9, 2019	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)