Form 10-Q
period 2019-09-30
Sorrento Therapeutics, Inc.
filed 2019-11-12
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 22, 2019 was 141,871,384.

Sorrento Therapeutics, Inc.
Form 10-Q for the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
SORRENTO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts; unaudited)

ASSETS	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$34,649	$158,738
Restricted cash	9,592	9,592
Marketable securities	94	297
Accounts receivables, net	11,560	3,833
Inventory	4,335	2,898
Income tax receivable	216	526
Prepaid expenses and other	7,122	3,680
Total current assets	67,568	179,564
Property and equipment, net	30,338	24,384
Operating lease right-of-use assets	47,799	—
Intangibles, net	64,299	66,283
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	25,240	27,980
Restricted cash	45,150	45,000
Other, net	5,175	5,570
Total assets	$560,875	$624,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,750	$13,817
Accrued payroll and related benefits	14,665	10,236
Accrued expenses	18,478	13,403
Current portion of deferred revenue	3,613	2,703
Acquisition consideration payable	11,312	11,312
Current portion of derivative liabilities	9,000	—
Current portion of debt	25,877	10,150
Current portion of operating lease liabilities	3,018	—
Total current liabilities	112,713	61,621
Long-term debt, net of discount	234,370	223,136
Deferred tax liabilities, net	8,634	9,416
Deferred revenue	114,783	116,274
Derivative liabilities	29,500	—
Operating lease liabilities	53,378	—
Deferred rent and other	828	6,140
Total liabilities	$554,206	$416,587
Commitments and contingencies (See Note 13)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—

Common stock, $0.0001 par value 750,000,000 shares authorized and 131,001,293 and 122,280,092 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	13	13
Additional paid-in capital	692,473	626,658
Accumulated other comprehensive (loss) income	(129)	15
Accumulated deficit	(596,998)	(367,750)
Treasury stock, 7,568,182 shares at cost at September 30, 2019, and December 31, 2018	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	45,895	209,472
Noncontrolling interests	(39,226)	(1,972)
Total equity	6,669	207,500
Total liabilities and stockholders’ equity	$560,875	$624,087
See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Net product revenues	$3,810	$1,121	$11,868	$1,982
Service revenues	1,968	2,984	6,530	12,282
Total revenues	5,778	4,105	18,398	14,264
Operating costs and expenses:
Cost of products sold	2,839	662	3,868	663
Cost of services	2,387	1,515	6,947	4,052
Research and development	27,573	19,567	77,916	52,124
Acquired in-process research and development	—	9,478	75,301	9,478
Selling, general and administrative	25,234	20,102	78,128	41,102
Intangible amortization	991	655	2,949	1,974
Loss on contingent liabilities and acquisition consideration payable	37	33	103	13,696
Total operating costs and expenses	59,061	52,012	245,212	123,089
Loss from operations	(53,283)	(47,907)	(226,814)	(108,825)
Loss on trading securities	(221)	(26)	(203)	(144)
Loss on derivative liabilities	(10,700)	—	(35,792)	—
(Loss) gain on foreign currency exchange	(521)	18	(619)	(551)
Interest expense	(9,459)	(2,684)	(28,059)	(48,744)
Interest income	182	219	1,021	229
Loss before income tax	(74,002)	(50,380)	(290,466)	(158,035)
Income tax benefit	(221)	(826)	(782)	(3,152)
Loss on equity method investments	(1,431)	(900)	(3,902)	(3,926)
Net loss	(75,212)	(50,454)	(293,586)	(158,809)
Net loss attributable to noncontrolling interests	(10,797)	(3,126)	(64,338)	(5,045)
Net loss attributable to Sorrento	$(64,415)	$(47,328)	$(229,248)	$(153,764)
Net loss per share - basic per share attributable to Sorrento	$(0.49)	$(0.40)	$(1.83)	$(1.52)
Net loss per share - diluted per share attributable to Sorrento	$(0.50)	$(0.40)	$(2.00)	$(1.52)
Weighted-average shares used during period - basic per share attributable to Sorrento	130,800	117,021	125,240	100,959
Weighted-average shares used during period - diluted per share attributable to Sorrento	140,445	117,021	132,265	100,959

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(75,212)	$(50,454)	$(293,586)	$(158,809)
Other comprehensive gain (loss):
Foreign currency translation adjustments	(177)	(74)	(144)	(163)
Total other comprehensive loss	(177)	(74)	(144)	(163)
Comprehensive loss	(75,389)	(50,528)	(293,730)	(158,972)
Comprehensive loss attributable to noncontrolling interests	(10,797)	(3,126)	(64,338)	(5,045)
Comprehensive loss attributable to Sorrento	$(64,592)	$(47,402)	$(229,392)	$(153,927)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts; unaudited)

	Nine Months Ended September 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	$(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	158,699	—	—	—	289	—	—	—	289
Issuance of common stock for public placement, net	229,168	—	—	—	947	—	—	—	947
Equity contribution related to Semnur acquisition	—	—	—	—	27,991	—	—	26,600	54,591
Stock-based compensation	—	—	—	—	8,978	—	—	—	8,978
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
2019 Public Offering of common stock and warrants, net of issuance costs	8,333,334	—	—	—	23,322	—	—	—	23,322
Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(144)		—	(144)
Net loss	—	—	—	—	—	—	(229,248)	(64,338)	(293,586)
Balance, September 30, 2019	131,001,293	$13	7,568,182	$(49,464)	$692,473	$(129)	$(596,998)	$(39,226)	$6,669

	Three Months Ended September 30, 2019

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616
Issuance of common stock upon exercise of stock options	22,625	—	—	—	30	—	—	—	30
Equity contribution related to Semnur acquisition	—	—	—	—	(409)	—	—	—	(409)
Stock-based compensation	—	—	—	—	4,015	—	—	—	4,015
Issuance of 2019 Warrants	—	—	—	—	—	—	—	—	—
2019 Public Offering of common stock and warrants, net of issuance costs	8,333,334	—	—	—	23,322	—	—	—	23,322
Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(177)	—	—	(177)
Net loss	—	—	—	—	—	—	(64,415)	(10,797)	(75,212)
Balance, September 30, 2019	131,001,293	$13	7,568,182	$(49,464)	$692,473	$(129)	$(596,998)	$(39,226)	$6,669

	Nine Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2017	82,903,567	$9	7,568,182	$(49,464)	$413,901	$242	$(165,120)	$7,042	$206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock upon exercise of stock options	42,565	—	—	—	302	—	—	—	302
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement and investments, net	10,396,489	2	—	—	71,475	—	—	—	71,477
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Stock-based compensation	—	—	—	—	4,218	—	—	(29)	4,189
Foreign currency translation adjustment	—	—	—	—	—	(163)	—	—	(163)
Net loss	—	—	—	—	—	—	(153,764)	(5,045)	(158,809)
Balance, September 30, 2018	118,867,459	$13	7,568,182	$(49,464)	$588,938	$79	$(317,974)	$1,968	$223,560

	Three Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest
	Shares	Amount	Shares	Amount					Total
Balance, June 30, 2018	116,240,963	$12	7,568,182	$(49,464)	$574,316	$153	$(270,646)	$5,094	$259,465
Issuance of common stock upon exercise of stock options	16,750	—	—	—	141	—	—	—	141
Issuance of common stock for public placement and investments, net	2,609,746	1	—	—	13,204	—	—	—	13,205
Issuance of common stock for Virttu settlement	—	—	—	—	—	—	—	—	—
Issuance of common stock related to conversion of notes payable	—	—	—	—	—	—	—	—	—
Beneficial conversion feature recorded on convertible notes	—	—	—	—	—	—	—	—	—
Warrants issued in connection with convertible notes	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,277	—	—	—	1,277
Foreign currency translation adjustment	—	—	—	—	—	(74)	—	—	(74)
Net loss	—	—	—	—	—	—	(47,328)	(3,126)	(50,454)
Balance, September 30, 2018	118,867,459	$13	7,568,182	$(49,464)	$588,938	$79	$(317,974)	$1,968	$223,560

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended September 30,
Operating activities	2019	2018
Net loss	$(293,586)	$(158,809)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,248	6,192
Non-cash operating lease cost	3,069	—
Non-cash interest expense	15,964	44,272
Acquisition-related IPR&D	75,301	9,478
Amortization of debt issuance costs	1,590	2,634
Loss on trading securities	203	144
Stock-based compensation	8,978	4,188
Loss on derivative liabilities	35,792	—
Loss on equity method investments	3,902	3,926
Loss on contingent liabilities and acquisition consideration payable	103	13,696
Deferred tax provision	(782)	(3,062)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(7,727)	(67)
Accrued payroll	4,429	3,683
Prepaid expenses and other	(3,699)	(99)
Accounts payable	8,782	7,233
Deferred revenue	(581)	(3,482)
Other	(97)	(359)
Acquisition consideration payable for Scilex	—	(2,020)
Accrued expenses and other liabilities	3,137	5,663
Net cash used in operating activities	(136,974)	(66,789)
Investing activities
Purchases of property and equipment	(9,582)	(5,748)
Purchase of assets related to Semnur, net of cash acquired	(17,040)	—
Purchase of assets related to Sofusa	—	(10,000)
Contributions to joint venture	(1,162)	—
Net cash used in investing activities	(27,784)	(15,748)
Financing activities
Proceeds from public offering, net of issuance costs	23,322	—
Proceeds from Early Conditional Loan, net of issuance costs	18,858	—
Proceeds from bridge loan for Scilex regulatory milestone	—	20,000
Repayment of bridge loan for Scilex regulatory milestone	—	(20,000)
Proceeds from loan agreement	—	1,586
Short-term bridge loan, net of issuance costs	—	19,675
Short-term loan repayment	(740)	—
Scilex consideration for regulatory milestone	—	(22,466)
Payment on Scilex Notes	(1,701)	—
Proceeds from issuance of common stock, net	947	71,481
Proceeds from issuance of Scilex notes, net of issuance costs	—	134,275
Proceeds from issuance of convertible notes	—	37,849
Proceeds from exercise of stock options	289	303

Net cash provided by financing activities	40,975	242,703
Net change in cash, cash equivalents and restricted cash	(123,783)	160,166
Net effect of exchange rate changes on cash	(156)	(154)
Cash, cash equivalents and restricted cash at beginning of period	213,330	20,429
Cash, cash equivalents and restricted cash at end of period	$89,391	$180,441
Supplemental disclosures:
Cash paid during the period for:
Income taxes	$13	$15
Interest paid	$10,046	$1,453
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	$54,591	$—
Semnur acquisition costs incurred but not paid	$601	$—
BDL non-cash consideration	$—	$2,340
Property and equipment costs incurred but not paid	$1,408	$59
Scilex non-cash consideration for regulatory milestone	$—	$13,744
Conversion of convertible notes	$—	$50,000
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	34,649	135,441
Restricted cash	54,742	45,000
Cash, cash equivalents, and restricted cash	$89,391	$180,441
 See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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
The Company’s vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”) and antibody drug conjugates (“ADCs”), as well as bispecific antibody approaches. The Company acquired Sofusa®, a revolutionary drug delivery system, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, the Company’s majority owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (SP-102) compound is expected to be the first FDA-approved non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbosacral radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates.
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
Through September 30, 2019, the Company had devoted substantially all of its efforts to developing products, raising capital and building infrastructure.
The Company has reclassified historically presented revenue and cost of revenue to conform to the current period presentation. The reclassification had no impact on previously reported results of operations or financial position.
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
2. Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure.
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
As of September 30, 2019, the Company had $356.5 million of long term debt outstanding, comprised of convertible notes issued pursuant to the March 2018 Securities Purchase Agreement (as defined below), the 2018 Purchase Agreements (as defined below) and the Indenture (as defined below) for Scilex Pharmaceuticals Inc. (“Scilex Pharma”) and the Loan Agreement (as defined below) (collectively, the “Debt Arrangements”) (See Note 10).
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
Fair Value of Financial Instruments
The Company follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

•Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

•Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

•Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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
Inventory
The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company considers the need for allowances for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and age of on-hand inventory. As of September 30, 2019, the Company’s inventory is primarily comprised of finished goods, and the related allowance for excess inventory was $2.2 million.
Research and Development Costs
All research and development costs are charged to expense as incurred. Such costs primarily consist of lab supplies, contract services, stock-based compensation expense, salaries and related benefits.
Acquired In-Process Research and Development Expense
The Company has acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of a derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not obtained regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combination of Virttu Biologics Limited (“Virttu”), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheets. The Company commenced amortization of acquired in-process research and development related to the business combination of Scilex Pharma upon commercialization of ZTlido® (lidocaine topical system) 1.8% in October 2018. Capitalized in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 4 for further discussion of acquired in-process research and development expense related to the acquisition of Semnur).
Revenue Recognition
As of September 30, 2019, the future performance obligations for royalty and license revenues relate to the license agreements with ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”). The Company considers both of these entities as related parties and accounts for them as equity method and cost method investments, respectively.
The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of September 30, 2019, was approximately $8.1 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company’s participation on a steering committee for the technologies under the agreement.
As of September 30, 2019, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 9 for additional information regarding the remaining performance obligation for the agreement.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed. The Company applied the practical expedient in Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers to the revenue contracts for Concortis Biosystems Corp. (“Concortis”) sales and services and materials and supply agreements due to the general short-term length of such contracts.
The following table shows revenue disaggregated by product and services type for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Scilex Pharma product sales	$3,770	$—	$11,289	$—
Other product sales	40	1,121	579	1,982
Net product revenue	$3,810	$1,121	$11,868	$1,982

Concortis Biosystems Corporation	$1,607	$1,042	$4,622	$3,400
Bioserv Corporation	233	1,528	1,540	4,895
Joint development agreement	—	—	—	3,333
Other revenue	128	414	368	654
Service revenue	$1,968	$2,984	$6,530	$12,282

The Company is obligated to accept from customers the return of products sold that are damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the terms of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company has not experienced any sales returns.
Scilex Holding
The Company’s revenue is generated from product sales within the United States. The Company does not have significant costs associated with costs to obtain contract with its customer. Substantially all of the Company’s revenue and accounts receivable result from a sole customer.

Revenue from product sales is fully comprised of sales of ZTlido® (lidocaine topical system) 1.8%. The Company’s performance obligation with respect to sales of ZTlido® (lidocaine topical system) 1.8% is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of September 30, 2019 was not material.

For product sales, the Company records gross-to-net sales adjustments for government and managed care rebates, chargebacks, wholesaler and distributor fees, sales returns and prompt payment discounts. Such variable consideration are estimated in the period of the sale and are estimated using a most likely amount approach based primarily upon provisions included in the Company’s customer contract, customary industry practices and current government regulations. There were no significant changes in estimates of variable consideration during the nine months ended September 30, 2019.
Concortis Biosystems Corporation (“Concortis”)
Revenues for Concortis operations are comprised of contract manufacturing associated with sales of customized reagents and relate to providing synthetic expertise to a customers’ synthesis of reagents by delivering proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxins and antibodies provided by customers. Revenues are recognized at a point in time upon the transfer of control, which is generally upon shipment given the short contract terms which are generally three months or less.
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2018 and September 30, 2019, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $1.6 million and $1.2 million, respectively.
The following table includes Bioserv sales and services revenue expected to be recognized in the future related to performance obligations that are undelivered or partially delivered at the end of the reporting period and do not include contracts with original durations of one year or less (in thousands):

	Remainder of 2019	2020	2021 and thereafter
Contract manufacturing services	$403	$701	$109

Joint Development Agreement
On September 26, 2017, the Company entered into a joint development agreement with Celularity Inc. (“Celularity”) whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million was recognized over the length of the service agreement as services were performed. The Company recorded sales and services revenues under the joint development agreement of $3.3 million during the nine months ended September 30, 2018. The Company recorded no sales and services revenues under the joint development agreement during the nine months ended September 30, 2019 as such arrangement is complete.
Reorganization of Segments
Starting on January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU No. 2016-2 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-11, which allows for an optional transition method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. In March 2019, the FASB issued ASU No. 2019-01, which clarifies that entities are not subject to the transition disclosure requirements in Accounting Standards Codification (“ASC”) Topic 250-10-50-3 related to the effect of an accounting change on certain interim period financial information. ASU No. 2016-02 and all subsequent amendments (collectively, “ASC 842”) were effective for public entities for annual reporting periods beginning after December 15, 2018, including interim periods therein. The Company adopted ASC 842 during the first quarter of 2019 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior periods as allowed under ASU No. 2018-11. The Company made the following practical expedients elections: (1) elected the short-term lease exception, (2) did not elect hindsight, and (3) elected to not separate its non-lease components from lease components. The Company adopted the transitional practical expedients, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of the Company’s existing operating leases, and also allowed the Company to not reassess initial direct costs. The adoption of ASC 842 resulted in the recording of $44.9 million in operating lease right-of-use (“ROU”) assets and $2.6 million and $47.8 million in current portion of operating lease liabilities and non-current operating lease liabilities, respectively. Deferred rent, recorded in other current liabilities and other non-current liabilities, was derecognized. There were no adjustments to retained earnings. The Company reports financial information for fiscal years ending on or before December 31, 2018 under the previous lease accounting standard.
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
In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update) (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various sections of the ASC with the requirements of certain final rules of the Securities and Exchange Commission. ASU 2019-07 was effective immediately. The adoption of ASU 2019-07 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
Concurrently with the execution of the Merger Agreement, the Company and each of the other holders of outstanding shares of capital stock of Scilex Pharma, the Company’s majority-owned subsidiary, contributed each share of Scilex Pharma capital stock that the Company or it owned to Scilex Holding in exchange for one share of Scilex Holding common stock (the “Contribution”). In connection with the Contribution, the Company provided Scilex Holding with a loan with an initial principal amount of $16.5 million in the form of a note payable, which loan was used to fund the acquisition of Semnur. As a result of the Contribution, and prior to the consummation of the Merger, Scilex Pharma became a wholly-owned subsidiary of Scilex Holding and the Company became the owner of approximately 77% of Scilex Holding’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million. The upfront consideration was comprised of the following: (a) a cash payment of approximately $15.0 million, and (b) $55.0 million of shares of Scilex Holding common stock (47,039,315 shares issued and 352,972 shares issuable, valued at $1.16 per share) (the “Stock Consideration”).
On August 7, 2019, Scilex Holding entered into an amendment to the Merger Agreement to provide that, following the consummation of Scilex Holding’s first bona fide equity financing with one or more third-party financing sources on an arms’ length basis with gross proceeds to Scilex Holding of at least $40.0 million, certain of the former Semnur Equityholders will be paid cash in lieu of: (a) the 352,972 shares of the Company’s common stock otherwise issuable to such Semnur Equityholders pursuant to the Merger Agreement, and (b) any shares that would otherwise be issued to such Semnur Equityholders upon release of shares held in escrow pursuant to the Merger Agreement, with such shares in each case valued at $1.16 per share. The amendment resulted in a reclassification of $0.4 million from additional paid-in capital to accrued liabilities.
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
Following the issuance of the Stock Consideration, the Company’s ownership in Scilex Holding was diluted to approximately 58% of Scilex Holding’s issued and outstanding capital stock. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding also agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, which is comprised of a $40.0 million payment that will be due upon obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (the “FDA”) and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products as follows: (a) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (b) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (c) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a

Semnur product, and (d) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product.
Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Merger (the “Merger Closing”), 100% of the outstanding equity of Scilex Holding has not been acquired by a third party and Scilex Holding has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding capital stock on a major stock exchange that meets certain requirements and includes the Stock Consideration, then holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the Merger Closing (the “Share Exchange”), the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on The Nasdaq Stock Market LLC as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
Pursuant to the terms of the Exchange Agreement, and subject to the limitations contained therein, within 30 days following consummation of the Share Exchange (if it occurs at all), the Company agreed to prepare and file with the SEC a registration statement to enable the public resale on a delayed or continuous basis of the shares of the Company’s common stock issued in the Share Exchange (the “Registration Statement”) and use its commercially reasonable efforts to maintain the effectiveness of such Registration Statement for up to three years thereafter. In the Exchange Agreement, the Company has also agreed to indemnify the applicable Semnur Equityholders and their affiliates for certain liabilities related to such Registration Statement, including certain liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.
The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. Under the Merger Agreement, Scilex Holding acquired the Semnur SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of $15.0 million in cash and shares of Scilex Holding valued at $55.0 million. No contingent consideration was recorded as of September 30, 2019 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, approximately $75.3 million was expensed as a component of acquired in-process research and development.

5. Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$34,649	$34,649	$—	$—
Restricted cash	54,742	54,742	—	—
Marketable securities	94	81	—	13
Total assets	$89,485	$89,472	$—	$13
Liabilities:
Derivative liabilities	$9,000	$—	$—	$9,000
Derivative liabilities - Non-current	29,500	—	—	29,500
Acquisition consideration payable	11,312	—	—	11,312
Acquisition consideration payable - Non-current	828	—	—	828
Total liabilities	$50,640	$—	$—	$50,640

	Fair Value Measurements at December 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$158,738	$158,738	$—	$—
Restricted cash	54,592	54,592	—	—
Marketable securities	297	247	—	50
Total assets	$213,627	$213,577	$—	$50
Liabilities:
Acquisition consideration payable	$11,312	$—	$—	$11,312
Acquisition consideration payable - Non-current	725	—	—	725
Total liabilities	$12,037	$—	$—	$12,037

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

(in thousands)	Fair Value
Beginning balance at December 31, 2018	$12,037
Re-measurement of Fair Value	103
Ending balance at September 30, 2019	$12,140
As of September 30, 2019, $9.9 million of the Virttu contingent liability remains to be paid in cash.

The principal significant unobservable inputs used in the valuations of the contingent considerations are the discount rates, and probabilities assigned to scenario outcomes.
The Company recorded a loss on derivative liabilities of $9.6 million and $29.5 million for the three and nine months ended September 30, 2019, respectively, which was primarily attributed to revised probabilities related to the timing of marketing approval for ZTlido® (lidocaine topical system) 5.4% (“SP-103”), revised sales forecasts and tax indemnification obligations with respect to foreign note holders. The fair value of the derivative liabilities is estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model, which involves significant Level 3 inputs and assumptions including a discount rate of approximately 19.6%, net sales forecasts and estimated probabilities of 55% and 95% of not obtaining marketing approval before predetermined dates as of September 30, 2019.

The Company determined that the contingent acceleration feature of the Early Conditional Loan (as defined in Note 10) represents an embedded derivative liability that met the criteria for bifurcation under ASU No. 2017-12, Derivatives and hedging. The fair value of the derivative liability involved significant Level 3 inputs and assumptions, including estimated probabilities of satisfying certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and is estimated using a with and without discounted cash flow approach. The Company recorded a debt discount for the fair value of the derivative liability of $7.0 million on the issuance date. The debt discount attributed to the derivative liability is being amortized over the remaining term of the Term Loans (as defined in Note 10) and is recorded as interest expense in the consolidated statement of operations. The Company performs a mark-to-market assessment for the derivative liability related to the contingent acceleration feature of the Early Conditional Loan each reporting period and recorded a loss on derivative liabilities of $1.1 million and $2.0 million for the three and nine months ended September 30, 2019, respectively. The Company also recorded a loss on derivative liabilities associated with the 2019 Warrants (as defined in Note 10) of $4.3 million on the issuance date, as the Conditional Warrants were issued with the Amendment (See Note 10). Further, the derivative liability associated with the 2019 Warrants was reclassified to additional-paid-in-capital upon issuance of the 2019 Warrants.
The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2019:

(in thousands)	Fair Value
Beginning Balance at December 31, 2018	$—
Additions	6,996
Re-measurement of Fair Value	31,504
Ending Balance at September 30, 2019	$38,500

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
6. Property and Equipment
Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Furniture and fixtures	$1,240	$1,127
Office equipment	659	632
Machinery and lab equipment	30,675	27,690
Leasehold improvements	9,716	9,001
Construction in progress	8,654	1,221
	50,944	39,671
Less accumulated depreciation	(20,606)	(15,287)
	$30,338	$24,384

Depreciation expense for the three months ended September 30, 2019 and 2018 was $1.3 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $5.3 million and $4.1 million, respectively.
7. Investments
As of September 30, 2019 and December 31, 2018, the aggregate carrying amount of the Company’s cost-method investments in non-publicly traded companies was $237.0 million and included an ownership interest in NantCell, NantBioScience, Inc. (“NantBioScience”), Globavir Biosciences, Inc., Brink Biologics, Inc., Coneksis, Inc., and Celularity. No impairment losses were recorded during the nine months ended September 30, 2019.
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
In April 2015, the Company and NantCell, a subsidiary of NantWorks, LLC (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint two and three representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody will focus on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs and other immune-check point antibodies as well as ADCs and bispecific antibodies.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of September 30, 2019, the carrying value of the Company’s investment in NANTibody was approximately $2.5 million. As of September 30, 2018, the carrying value of the Company’s investment in NANTibody was approximately $3.4 million.
NANTibody recorded a net loss of $1.7 million and $66 thousand for the three months ended June 30, 2019 and 2018, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. As of June 30, 2019, NANTibody had $7.7 million in current assets and $1.2 million in current liabilities and no noncurrent assets or noncurrent liabilities. As of June 30, 2018, NANTibody had $9.6 million in current assets, $1.6 million in current liabilities and no noncurrent assets or noncurrent liabilities.
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
A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the nine months ended September 30, 2018, and no loss related to other-than-temporary impairment recognized for the equity investment in NantStem for the three months ended September 30, 2018. There were no losses related to other-than-temporary impairment recognized for the equity investment in NantStem for the three and nine months ended September 30, 2019.
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of September 30, 2019, the carrying value of the Company’s investment in NantStem was approximately $17.8 million. As of September 30, 2018, the carrying value of the Company’s investment in NantStem was approximately $18.0 million.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded a net loss of $289 thousand and $621 thousand for the three months ended June 30, 2019 and 2018, respectively. The Company recorded its portion of loss from NantStem in income (loss) on equity method investments on its consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. As of June 30, 2019, NantStem had $74.7 million in current assets, $187 thousand in current liabilities, $5.4 million in noncurrent assets and no noncurrent liabilities. As of June 30, 2018, NantStem had $74.0 million in current assets and $119 thousand in current liabilities, $7.8 million in noncurrent assets and no noncurrent liabilities.
The Company records its portion of losses from other equity method investments in loss on equity method investments on its consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018.
8. Goodwill and Intangible Assets
At each of September 30, 2019 and December 31, 2018, the Company had recorded goodwill of $38.3 million.
Starting on January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment. These segments are the Company’s reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was allocated to the Sorrento Therapeutics and the Scilex operating segments on a relative fair value basis. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of September 30, 2019.
Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $14.4 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of September 30, 2019 and December 31, 2018 is as follows (in thousands, in years):

September 30, 2019	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,394	$191
Acquired technology	19	3,410	1,016	2,394
Acquired in-process research and development	15	36,299	1,463	34,836
Patent rights	15	32,720	6,376	26,344
Assembled workforce	5	$605	$71	$534
Total intangible assets		$74,619	$10,320	$64,299

December 31, 2018	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,373	$212
Acquired technology	19	3,410	885	2,525
Acquired in-process research and development	15	35,834	366	35,468
Patent rights	15	32,720	4,742	27,978
Assembled workforce	5	105	5	100
Total intangible assets		$73,654	$7,371	$66,283
As of September 30, 2019, the weighted average amortization period for identifiable intangible assets is 14.9 years. Aggregate amortization expense was $1.0 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. Aggregate amortization expense was $2.9 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2019 (Remaining three months)	$992
2020	3,966
2021	5,020
2022	5,020
2023	5,015
2024	4,924
Thereafter	39,362
Total expected future amortization	$64,299

9. Significant Agreements and Contracts
License Agreement with NantCell
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of September 30, 2019, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.
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
On June 13, 2018, the Company issued and sold to the March 2018 Purchasers (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock. The Notes accrue interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of June 13, 2023 and the date of the closing of a change of control (the “Maturity Date”). In connection with the issuance of the Notes and the Warrants, the Company recorded a debt discount of approximately $21.6 million based on an allocation of proceeds to the Warrants of approximately $9.6 million and a beneficial conversion feature of approximately $12.0 million, before issuance costs.
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
The Company determined that the amendment of the Warrants resulted in an extinguishment at the modification date. As a result, the Company recorded a loss on debt extinguishment for the difference between the fair value of $23.1 million and the carrying value of $17.0 million, or $6.1 million. The Company recorded the loss as of the date of modification, or November 7, 2018. As of September 30, 2019, the estimated Level 3 fair value of the Notes was approximately $17.6 million, compared to the carrying value of $25.2 million. The fair value of the Notes was estimated using a lattice model with Level 3 inputs including the historical stock price volatility, risk-free interest rate and debt yield.
Borrowings under the Notes consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Face value of loan	$37,849	$37,849
Unamortized debt discount	(14,288)	(14,804)
Accretion of debt discount	1,684	515
Ending balance	$25,245	$23,560

Interest expense recognized for stated interest on the Notes for the three and nine months ended September 30, 2019 totaled $0.5 million and $1.4 million, respectively. The amount of debt discount and debt issuance costs included in interest expense for the three and nine months ended September 30, 2019 was approximately $0.6 million and $1.7 million, respectively.
The Company identified a number of embedded derivatives that require bifurcation from the Notes and separate accounting as a single compound derivative. The current fair value attributed to the bifurcated compound derivative is immaterial. The Company will re-evaluate this assessment each reporting period.
2018 Purchase Agreements and Indenture for Scilex
On September 7, 2018, Scilex Pharma entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.
The net proceeds of the Scilex Notes Offering were approximately $89.3 million, after deducting the Scilex Notes Offering expenses payable by Scilex Pharma and funding a segregated reserve account with $20.0 million (the “Reserve Account”) and a segregated collateral account with $25.0 million (the “Collateral Account”) pursuant to the terms of the Indenture. Funds in the Reserve Account will be released to Scilex Pharma upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex Pharma confirming receipt of a marketing approval letter from the FDA with respect to SP-103 (the “Marketing Approval Letter”) on or prior to July 1, 2023. Funds in the Collateral Account will be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued, upon the occurrence and during the continuance of an event of default at the direction of the holders of a majority in principal amount of the Scilex Notes issued or upon the repayment in full of all amounts owed under the Scilex Notes.
The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido® (lidocaine topical system) 1.8% for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.

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

The final maturity date of the Scilex Notes will be August 15, 2026. The Scilex Notes may be redeemed in whole at any time upon 30 days’ written notice at Scilex Pharma's option prior to August 15, 2026 at a redemption price equal to 100% of the then-outstanding principal amount of the Scilex Notes. In addition, upon a change of control of Scilex Pharma (as defined in the Indenture), each holder of a Scilex Note shall have the right to require Scilex Pharma to repurchase all or any part of such holder’s Scilex Note at a repurchase price in cash equal to 101% of the then-outstanding principal amount thereof.

Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $35,000,000 in unrestricted cash as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma, as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, and upon receipt by Scilex Pharma of the subordinated loan, the holders of the Scilex Notes shall have the one-time right to require the Company to purchase up to an aggregate of $25,000,000 of the Scilex Notes then outstanding. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido® (lidocaine topical system) 1.8% for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Pharma that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.

On October 1, 2019, Scilex Pharma, the Company, the Trustee and the Agent, and the beneficial owners of the Scilex Notes and the holders of such Scilex Notes listed on the signature pages thereto (the “Holders”) entered into an omnibus amendment (the “Omnibus Amendment”) to: (i) the Indenture, and (ii) that certain Irrevocable Standby Letter of Credit issued by the Company to Scilex Pharma as further described in Note 18.
As of September 30, 2019, the estimated fair value of the Scilex Notes was approximately $144.4 million compared to the carrying value of $151.4 million. The Company uses the discounted cash flow method under the income approach, which involves significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation, as appropriate. The value of the debt instrument is based on the present value of future principal payments and the discounted rate of return reflective of the Company’s credit risk.
Borrowings of the 2018 Purchase Agreements and Indenture consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Face value of loan	$224,000	$224,000
Unamortized debt discount	(77,624)	(84,000)
Capitalized debt issuance costs	(5,313)	(5,748)
Accretion of debt discount	11,266	6,376
Amortization of debt issuance cost	773	435
Payments	(1,701)	—
Ending balance	$151,401	$141,063

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido® (lidocaine topical system) 1.8% are estimated as follows (in thousands):

Year Ending December 31,
2019 (Remaining three months)	$633
2020	6,788
2021	15,996
2022	27,130
2023	31,433
2024	43,058
Thereafter	97,261
Total future minimum payments	222,299
Unamortized debt discount	(66,358)
Unamortized capitalized debt issuance costs	(4,540)
Total Scilex Notes	151,401
Current portion	(5,177)
Long-term portion of Scilex Notes	$146,224

Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido® (lidocaine topical system) 1.8% and SP-103, if a marketing approval letter from the FDA with respect to SP-103 is received, the Company has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The imputed effective interest rate at September 30, 2019 was 8.49%. The amount of debt discount and debt issuance costs included in interest expense for the three and nine months ended September 30, 2019 was approximately $3.2 million and $12.0 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and separate accounting as a compound derivative. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and indemnified taxes. The Company recorded this derivative within its consolidated financial statements (See Note 5). The Company re-evaluates this assessment each reporting period.

2018 Oaktree Term Loan Agreement

On November 7, 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, or 7%. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses and funding a debt service reserve account with approximately $9.6 million (the “Debt Service Reserve Account”), and will be used for general corporate purposes. In connection with the Loan Agreement, the Company and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement provides that the Initial Loan and the Conditional Loan are secured by substantially all of the Company’s and the Guarantors’ assets and a pledge of 100% of the equity interests in other entities that each of the Company and the Guarantors holds (subject to certain exceptions and other than equity interests held by the Company or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests). In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from May 7, 2019 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis. In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the shares of common stock issuable upon exercise of the Conditional Warrants for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.

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

In connection with the Amendment, on May 3, 2019, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from November 3, 2019 through November 3, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the 2019 Warrants (the “2019 Warrant Shares”), in which case the 2019 Warrants shall also be exercisable on a cashless exercise basis. The Company recorded a loss on derivative liabilities associated with the 2019 Warrants of $4.3 million on the issuance date, as the 2019 Warrants were issued with the Amendment.

The fair value of the Term Loans was estimated using a discounted cash flow model with Level 3 inputs with key inputs that include debt yield, coupon rate and maturity dates. As of September 30, 2019, the estimated fair value of the Term Loans was approximately $58.2 million. Borrowings under the Initial Loan and the Early Conditional Loan consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Face value of loan	$120,000	$100,000
Debt discount - warrants	(26,248)	(26,659)
Debt discount - derivative	(6,996)	—
Capitalized debt issuance costs	(7,685)	(6,658)
Accretion of debt discount	3,014	411
Amortization of debt issuance costs	817	115
Ending balance	$82,902	$67,209

Interest expense recognized for stated interest on the Term Loans totaled $2.9 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the three and nine months ended September 30, 2019 was approximately $1.4 million and $3.8 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Initial Loan and separate accounting as a compound derivative. As the current fair value attributed to the bifurcated compound derivative is immaterial, the Company has not recorded this derivative within its consolidated financial statements. The Company re-evaluates this assessment each reporting period.

The Company identified certain embedded derivatives that require bifurcation from the Early Conditional Loan and separate accounting as a compound derivative. Certain of these embedded features include a contingent accelerated repayment feature. The Company deems the contingent accelerated repayment feature derivative to be material and recorded it within its consolidated financial statements (See Note 5). The Company re-evaluates this assessment each reporting period.
11. Shareholder Equity
2019 Public Offering of Common Stock and Warrants
On June 28, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC (the “Representative”), as representative of the several underwriters named therein (the “Underwriters”), relating to a firm commitment underwritten public offering (the “June 2019 Offering”) of 8,333,334 shares of the Company’s common stock (“Common Stock”), Series A warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series A Warrants”), Series B warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series B Warrants”) and Series C warrants to purchase up to an aggregate of 8,333,334 shares of Common Stock (the “Series C Warrants” and, together with the Series A Warrants and the Series B Warrants, the “Offering Warrants”). The public offering price was $3.00 per share of Common Stock and accompanying Offering Warrants and the Underwriters purchased the Common Stock and accompanying Offering Warrants at a price of $2.82 per share and accompanying Offering Warrants. The Series A Warrants will be exercisable six months from the date of issuance, will expire on the 10-year anniversary of the date of issuance and will have an exercise price of $3.75. The Series B warrants were immediately exercisable upon issuance, will expire on the date that is nine months from the date of issuance and will have an exercise price of $3.00 per share. The Series C Warrants will be exercisable six months from the date of issuance and only to the extent and in proportion to a holder of the Series C Warrants exercising its Series B Warrants, will expire on the 10-year anniversary of the date of issuance and will have an exercise price of $3.75 per share.
Under the terms of the Underwriting Agreement, the Company also granted to the Underwriters an option, exercisable in whole or in part at any time for a period of 30 days from the date of the Underwriting Agreement, to purchase up to an additional 1,250,000 shares of Common Stock (“Additional Shares”) and/or 1,250,000 combinations of Offering Warrants (comprised of an aggregate of 1,250,000 Series A Warrants, 1,250,000 Series B Warrants and 1,250,000 Series C Warrants) (“Warrant Combinations”), at the public offering price of $2.99 per Additional Share and the public offering price per Warrant Combination of $0.01, less underwriting discounts and commissions.
The net proceeds from the June 2019 Offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.
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
12. Stock Incentive Plans
Stock Option Activity
In September 2019, the Company’s stockholders approved the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan replaced and superseded the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) and no further awards will be granted under the 2009 Plan. The following table summarizes stock option activity as of September 30, 2019 under the 2019 Plan, the 2009 Plan and the Company’s Non-Employee Director Plan, and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,523,075	$4.91	$1,723
Options Granted	2,666,800	$3.84
Options Canceled	(708,325)	$1.85
Options Exercised	(158,699)	$5.15
Outstanding at September 30, 2019	12,322,851	$4.70	$896

The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee and director stock options was estimated at the grant date using the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Weighted-average grant date fair value	$3.05	$3.79
Dividend yield	—%	—%
Volatility	100%	81%
Risk-free interest rate	1.87%	2.93%
Expected life of options	6.1 years	6.1 years

The total employee and director stock-based compensation recorded as operating expenses was $2.0 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively.
The total unrecognized compensation cost related to unvested employee and director stock option grants as of September 30, 2019 was $17.5 million and the weighted average period over which these grants are expected to vest is 1.5 years.
Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $0.4 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consists of the following at September 30, 2019:

Common stock warrants outstanding under the loan and security agreements	7,688,181
Common stock warrants outstanding under the Hercules securities agreement	306,748
Common stock warrants outstanding under the convertible notes	14,819,872
Common stock warrants outstanding under the 2019 Public Offering of Common Stock and Warrants	25,000,002
Common stock options outstanding under the Non-Employee Director Plan	3,200
Authorized for future grant or issuance under the 2019 Stock Incentive Plan	10,000,000
Shares issuable upon the conversion of the 2018 Notes	5,397,325
Sorrento common stock issuable upon Share Exchange to Semnur Equityholders	9,836,136
Issuable under assignment agreement based upon achievement of certain milestones	80,000
73,131,464

Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan
In June 2017, the Company’s subsidiary, Scilex Pharma, adopted the Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). The Scilex Pharma 2017 Plan reserved 24.0 million shares of Scilex Pharma common stock. Stock options granted under the Scilex Pharma 2017 Plan typically vest 1/4th of the shares on the first anniversary of the vesting commencement date and 1/48th of the remaining options vest each month thereafter. The Scilex Pharma 2017 Plan was amended and restated on July 5, 2018.

Upon the Merger Closing, the Scilex Pharma 2017 Equity Incentive Plan was terminated, and each option to purchase Scilex Pharma’s common stock outstanding and unexercised immediately prior to the Merger Closing were cancelled and substituted for that number of options to acquire common stock of Scilex Holding, as further described in Note 4.
Total employee and director stock-based compensation expense recorded as operating expenses was $1.0 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. Total employee and director stock-based compensation expense recorded as operating expenses was $0.1 million for the nine months ended September 30, 2018 and was immaterial for the three months ended September 30, 2018.
Stock-based compensation expense related to non-employee consultants recorded as operating expenses was $0.6 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense related to non-employee consultants was immaterial for the three and nine months ended September 30, 2018.
Scilex Holding Company 2019 Stock Option Plan
The board of directors of Scilex Holding adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”) on May 28, 2019. The 2019 Stock Option Plan was approved by the stockholders of Scilex Holding on June 7, 2019. 30.0 million shares of common stock of Scilex Holding were reserved for issuance pursuant to the 2019 Stock Option Plan.

As of September 30, 2019, options to purchase 25,078,260 shares of the common stock of Scilex Holding were outstanding, which is comprised of options to purchase 20,738,260 shares of common stock that were outstanding under the 2019 Stock Option Plan and options to purchase 4,340,000 shares of common stock that were outstanding pursuant to options previously granted under the Scilex Pharma 2017 Plan. As of September 30, 2019, 9,261,740 shares were reserved for awards available for future issuance under the 2019 Stock Option Plan.
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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing; and

•An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.
Operating Leases
The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of September 30, 2019, the Company’s leases have remaining lease terms of approximately 0.7 to 10.2 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. In calculating the lease liability, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities and are immaterial. Additionally, certain leases may be subject to annual changes in the consumer price index (“CPI”). Changes in the CPI are treated as variable lease payments and do not result in a remeasurement of the ROU assets or lease liabilities.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of September 30, 2019, the Company has no finance leases.
Operating lease costs were approximately $2.6 million and $7.4 million for the three and nine months ended September 30, 2019, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial.
Supplemental quantitative information related to leases includes the following (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,712	$5,057

ROU assets obtained in exchange for new and amended operating lease liabilities	$2,030	$6,777

Weighted average remaining lease term in years - operating leases	9.5 years	9.5 years
Weighted average discount rate - operating leases	12.2%	12.2%

During the third quarter of 2019, Scilex Holding entered a new lease in Palo Alto, CA for approximately 6,000 square feet of corporate office space, which expires in November 2024. In connection with the lease, the Company executed a Guaranty of Lease, guaranteeing the performance of the Scilex Holding’s obligations under the lease.
During the second quarter of 2019, Scilex Holding amended its Mission Viejo, CA lease resulting in an extended term through 2024 and approximately 4,000 square feet of additional office space.

During the second quarter of 2019, the Company amended its cGMP fill and finish and storage lease resulting in an extended term through 2029 and approximately 21,300 square feet of additional space expected to be added in the first quarter of 2020.
Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2019 (Remaining three months)	$2,043
2020	10,233
2021	9,627
2022	9,649
2023	9,875
2024	9,921
Thereafter	47,027
Total lease payments	98,375
Less imputed interest	(41,979)
Total lease liabilities as of September 30, 2019	$56,396

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
The Company’s income tax benefit of $0.8 million and $3.2 million reflect effective tax rates of 0.27% and 2.0% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s income tax benefit of $0.2 million and $0.8 million reflect effective tax rates of 0.30% and 1.64% for the three months ended September 30, 2019 and 2018, respectively.
The difference between the expected statutory federal tax expense of 21% and the 0.27% effective tax expense for the nine months ended September 30, 2019 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the nine months ended September 30, 2019, when compared to the same period in 2018, the decrease in the tax benefit and change in effective income tax rate was primarily attributable to the increased valuation allowance in 2019.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the NOL carryforwards.
15. Related Party Agreements
As further discussed in Note 4, on March 18, 2019, the Company entered into a Merger Agreement with Semnur, Scilex Holding, Merger Sub and Fortis Advisors LLC, solely as representative of the Equityholders’ Representative. Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Scilex Holding. Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction. Following the issuance of the Stock Consideration as discussed in Note 4, the Company is the owner of approximately 58% of Scilex Holding’s issued and outstanding capital stock.
Semnur is party to an Assignment Agreement with Shah Investor LP, pursuant to which Shah Investor LP assigned certain intellectual property to Semnur and Semnur agreed to pay Shah Investor LP a contingent quarterly royalty in the low-single digits based on quarterly net sales of any pharmaceutical formulations for local delivery of steroids by injection developed using such intellectual property, which would include SEMDEXA. Mahendra Shah, Ph.D., who has served on the board of directors of Scilex Holding since March 2019, is the managing partner of Shah Investor LP.

As of September 30, 2019, approximately 15% of the outstanding capital stock of Scilex Holding represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharma for the ZTlido® product. During the three and nine months ended September 30, 2019, Scilex Pharma purchased approximately $1.7 million and $7.1 million, respectively, of inventory from ITOCHU CHEMICAL FRONTIER Corporation.
16. Loss Per Share
For the three and nine months ended September 30, 2019 and 2018, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated to give effect to all dilutive securities, using the treasury stock method.
The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss attributable to Sorrento	$(64,415)	$(47,328)	$(229,248)	$(153,764)
Net loss attributable to Semnur holders of Scilex Holding	(6,205)	—	(34,819)	—
Net loss used for diluted earnings per share	$(70,620)	$(47,328)	$(264,067)	$(153,764)

Denominator for Basic Loss Per Share	130,800	117,021	125,240	100,959
Potentially dilutive shares of Sorrento common stock issuable upon Share Exchange	9,645	—	7,025	—
Denominator for Diluted Loss Per Share	140,445	117,021	132,265	100,959
Basic Loss Per Share	$(0.49)	$(0.40)	$(1.83)	$(1.52)
Diluted Loss Per Share	$(0.50)	$(0.40)	$(2.00)	$(1.52)
The potentially dilutive stock options that would have been excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2019 and 2018 were 9.7 million and 3.6 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2019 and 2018 were 47.8 million and 5.6 million, respectively.
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

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around the Company’s Immuno-Oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary CAR-T, DAR-T, ADCs as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a revolutionary drug delivery system that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. As of September 30, 2019, revenues from the Scilex segment are exclusively derived from the sale of ZTlido® (lidocaine topical system) 1.8%.

•In October 2018, Scilex Pharma commercially launched its ZTlido® (lidocaine topical system) 1.8% product and began recognizing revenue in the fourth quarter of 2018.

•Semnur’s SEMDEXATM (SP-102) compound is the first non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbosacral radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates. SEMDEXATM has been awarded fast track status by the FDA. See Note 4 for further detail on the Semnur acquisition.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. The Company’s CODM does not regularly review asset information by reportable segment and, therefore, it does not report asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$2,007	$3,771	$5,778	$4,105	$—	$4,105
Operating expenses	34,480	24,581	59,061	41,641	10,371	52,012
Operating loss	(32,473)	(20,810)	(53,283)	(37,536)	(10,371)	(47,907)

	Nine Months Ended September 30,
	2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$7,109	$11,289	$18,398	$14,264	$—	$14,264
Operating expenses	105,912	139,300	245,212	105,419	17,670	123,089
Operating loss	(98,803)	(128,011)	(226,814)	(91,155)	(17,670)	(108,825)

18. Subsequent Events
2019 Registered Direct Offering

On October 9, 2019, the Company announced the closing of its previously announced registered direct offering of 10,869,566 shares of its common stock and warrants to purchase up to 10,869,566 shares of its common stock, at a combined purchase price of $2.30 per share and related warrant. The net proceeds from this offering were approximately $23.4 million, after deducting the placement agent’s fees and other estimated offering expenses, and were received in October 2019. The Company currently intends to use the net proceeds from the offering for the continued clinical development of its RTX and CD38 CAR-T programs and general research and development, working capital and general corporate purposes.

2019 Equity Distribution Agreement

In October 2019, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with JMP Securities LLC, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through or to the Sales Agent, as sales agent or principal (the “Offering”), up to $75.0 million in shares of its common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-221443) filed with the SEC on November 9, 2017, as amended on December 1, 2017 and declared effective on December 6, 2017 (the “Form S-3”), the base prospectus dated December 6, 2017 included in the Form S-3 and the prospectus supplement relating to the Offering filed with the SEC on October 1, 2019.

Under the terms of the Distribution Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the Distribution Agreement. The Company will also reimburse the Sales Agent for certain expenses incurred in connection with the Distribution Agreement, and agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company currently intends to use any net proceeds from the Offering for working capital and general corporate purposes.

Omnibus Amendment No. 1 to Indenture and Letter of Credit

On October 1, 2019, Scilex Pharma, the Company, U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Agent”), and the beneficial owners of the Scilex Notes and the holders of such Scilex Notes listed on the signature pages thereto (the “Holders”) entered into an omnibus amendment (the “Omnibus Amendment”) to: (i) the Indenture, and (ii) that certain Irrevocable Standby Letter of Credit issued by the Company to Scilex Pharma in the maximum aggregate amount of $35.0 million, with a date of issuance of September 7, 2018 (the “Letter of Credit”).

Under the terms of the Omnibus Amendment, among other things, the defined term “Change of Control” was revised to include, in addition to certain events described in the Indenture, (i) prior to the consummation of an initial public offering by Scilex Holding (the “Scilex Holding IPO”), the Company ceasing to own, directly or indirectly, a majority of the total voting and economic power of the issued and outstanding capital stock that is entitled to vote in the election of the Board of Directors (the “Voting Stock”) of Scilex Pharma, (ii) at any time following the consummation of the Scilex Holding IPO, Scilex Pharma becoming aware of the acquisition by any person or group acquiring, in a single or in a related series of transactions, by way of merger, amalgamation, consolidation or other business combination or purchase of beneficial ownership of a majority of the total voting power of the issued and outstanding Voting Stock of Scilex Pharma or Scilex Holding, and (iii) Scilex Holding failing at any time to own 100% of the capital stock of Scilex Pharma. The Omnibus Amendment also provides that Scilex Pharma will agree not to engage in or enter into any business other than the research, development, manufacture, sale, distribution, marketing, detailing, promotion, selling and securing of reimbursement of ZTlido® (lidocaine topical system) 1.8% and any future iterations, improvements or modifications thereof (the “Product”), on a worldwide basis (exclusive of Japan), and activities that are necessary for, or otherwise relevant to, the same, subject to certain exceptions. The Omnibus Amendment further provides that, if Scilex Holding fails to contribute $25.0 million of the proceeds of any Scilex Holding IPO to Scilex Pharma within three business days following the closing of the issuance and sale of Scilex Holding’s capital stock in the Scilex Holding IPO, such failure shall constitute an “Event of Default” under the Indenture.

In connection with the Omnibus Amendment, in the event of consummation of a Scilex Holding IPO that satisfies certain valuation thresholds, Scilex Pharma agreed to repurchase, from each holder of Scilex Notes, Scilex Notes in a principal amount equal to (i) $20.0 million multiplied by (ii) a fraction the numerator of which will be the then outstanding principal amount of the Scilex Notes held by such holder and the denominator of which will be the then outstanding principal amount of all of the outstanding Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). Pursuant to the Omnibus Amendment, the Holders agreed to release the funds in the reserve account for the purpose of consummating the Effective Date Repurchase and the remaining funds in the reserve account after the consummation of the Effective Date Repurchase will be released to Scilex Pharma by the Trustee and Agent. After the consummation of the Effective Date Repurchase, the right of the holders of the Scilex Notes to require Scilex Pharma to repurchase $20.0 million principal amount upon failure to receive a marketing approval letter from the FDA with respect to SP-103 by July 1, 2023 shall have no further force and effect and the Reserve Account shall be closed.

The Omnibus Amendment also modifies the Letter of Credit to provide that one of the conditions that will terminate the Letter of Credit will be the consummation of a Scilex Holding IPO that satisfies certain valuation thresholds. The Omnibus Amendment will be effective upon the satisfaction of certain terms and conditions, including the consummation of the Effective Date Repurchase. The Omnibus Amendment will terminate if the Omnibus Amendment does not become effective on or prior to October 1, 2020.

Note Conversion Agreement

On November 8, 2019, the Company entered into a note conversion agreement (the “Conversion Agreement”) with the holders (the “Convertible Noteholders”) of convertible promissory notes issued by the Company on June 13, 2018 (the “Convertible Notes”) pursuant to the March 2018 Securities Purchase Agreement. The Convertible Notes accrued simple interest at a rate equal to 5.0% per annum and would mature upon the earlier to occur of (a) June 13, 2023, and (b) the date of the closing of a change in control of the Company (the “Maturity Date”). Pursuant to the terms of the Convertible Notes, at any time and from time to time before the Maturity Date, each March 2018 Purchaser had the option to convert any portion of the outstanding principal amount of such March 2018 Purchaser’s Convertible Note into shares of the Company’s common stock at a price per share equal to $7.0125. Upon conversion of any of the principal amount of a Convertible Note, all accrued and unpaid interest on such portion of the principal amount would become due and payable in cash.

Pursuant to the Conversion Agreement, the Convertible Notes were amended to provide that (a) the conversion price for the Convertible Notes was reduced from $7.0125 per share to $1.70 per share, and (b) upon the conversion of any portion of the outstanding principal amount of a Convertible Note, all accrued but unpaid interest on such portion of the principal amount being converted shall also be converted into shares of the Company’s common stock at $1.70 per share (collectively, the “Amendment”). In connection with the Amendment, each of the Convertible Noteholders further agreed to convert the full principal amount, plus all accrued but unpaid interest, under such Convertible Noteholder’s Convertible Note, as amended by the Amendment, into shares of the Company’s common stock on November 8, 2019. As of November 8, 2019, the aggregate outstanding principal amount of the Convertible Notes was $37,848,750 (the “Principal Amount”) and the aggregate accrued interest under the Convertible Notes was $674,018.84 (the “Accrued Interest”).

Pursuant to the Conversion Agreement, on November 8, 2019, 22,660,449 shares of the Company’s common stock were issued to the Convertible Noteholders upon the conversion of the full Principal Amount and the Accrued Interest (the “Conversion Shares”). None of the Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the March 2018 Securities Purchase Agreement, the Company previously registered 5,397,325 of the Conversion Shares for resale under the Securities Act pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-229609) filed with the SEC on February 11, 2019, as amended by Amendment No. 1 thereto filed with the SEC on May 3, 2019, and declared effective on May 7, 2019 (the “Prior Registration Statement”). Pursuant to the Conversion Agreement, the Company agreed to prepare and file by no later than December 9, 2019 a registration statement with the SEC for the purpose of registering for resale the remaining 17,263,124 Conversion Shares that were not covered under the Prior Registration Statement.

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
With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or close to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T and are currently expanding this study. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T (autologous) for the treatment of refractory or relapsed multiple myeloma and obtained approval from the U.S. Food and Drug Administration (the “FDA”) to commence a human clinical trial for this indication in early 2018. We have dosed five patients for the Phase I clinical trial and are continuing the enrollment of additional patients. The data-readout for this Phase I clinical trial is expected during the fourth quarter of 2019 or first quarter of 2020. We expect to file an IND for CD38 ADC in the second half of 2019, an IND for CD38 DAR-T (allogenic) in the second half of 2019 and an IND for CD38/CD3 bispecific antibody (“BsAb”) in the second half of 2020.
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

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin that specifically ablates nerves that conduct pain signals while leaving other nerve functions intact and is being studied for chronic pain treatment. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer. A Phase I trial with the National Institutes of Health (“NIH”) for intrathecal administration and a Phase I trial for epidural administration are both expected to conclude in 2019. A Phase Ib trial studying tolerance and efficacy of RTX for the control of osteoarthritis knee pain was initiated in late 2018 and preliminary results have shown strong efficacy with no significant adverse effects. The Phase Ib trial is expected to conclude in 2019, and two Phase III pivotal trials in the U.S. and Asia-Pacific are expected to commence in the first quarter of 2020. We expect to file an IND for RTX for the delay/prevention of total knee arthroplasty in the fourth quarter of 2019 or first quarter of 2020, which may be eligible for breakthrough therapy designation from the FDA.
Also in the area of non-opioid pain management, we have acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), ZTlido® (lidocaine topical system) 1.8%, is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of pain associated with postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in late October 2018. Scilex Holding now has built a full commercial organization, which includes sales, marketing, market access, and medical affairs. ZTlido® is positioned as a best-in-class product with superior adhesion compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility. We expect to commence a Phase II clinical trial for ZTlido® (lidocaine topical system) 5.4% (“SP-103”) for chronic low back pain in the first half of 2020.
Scilex Holding’s other lead compound, SP-102, has been awarded fast track designation by the FDA. It is the first non-opioid corticosteroid formulated as a viscous gel injection in development for the treatment of lumbar radicular pain/sciatica, containing no neurotoxic preservatives, surfactants, solvents or particulates. The FDA’s fast track program was implemented to expedite the development and regulatory review of therapeutic programs that seek to address significant unmet medical needs. SP-102 is currently in a pivotal trial, “Corticosteroid Lumbar Epidural Analgesia for Radiculopathy (C.L.E.A.R.).” The CLEAR trial is a randomized, double-blind, placebo-controlled Phase III trial that is expected to enroll 400 patients with lumbar radicular pain at 40+ sites across the U.S. The primary endpoint is mean change in the Numerical Pain Rating Scale for leg pain in patients receiving SP-102 compared to intramuscular injection of placebo over four weeks. The secondary endpoints include other measures of pain at 4 and 12 weeks as well as time to repeat injection of SP-102, safety and function. The trial includes an open-label extension to build the safety database of patients treated with SP-102. Topline pivotal data for the Phase III trial is expected during the second half of 2020.
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
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million. The upfront consideration was comprised of the following: (a) a cash payment of approximately $15.0 million, and (b) $55.0 million of shares of Scilex Holding common stock (47,039,315 shares issued and 352,972 shares issuable, valued at $1.16 per share) (the “Stock Consideration”).
On August 7, 2019, Scilex Holding entered into an amendment to the Merger Agreement to provide that, following the consummation of Scilex Holding’s first bona fide equity financing with one or more third-party financing sources on an arms’ length basis with gross proceeds to Scilex Holding of at least $40.0 million, certain of the former Semnur Equityholders will be paid cash in lieu of: (a) the 352,972 shares of our common stock otherwise issuable to such Semnur Equityholders pursuant to the Merger Agreement, and (b) any shares that would otherwise be issued to such Semnur Equityholders upon release of shares held in escrow pursuant to the Merger Agreement, with such shares in each case valued at $1.16 per share. The amendment resulted in a reclassification of $0.4 million from additional paid-in capital to accrued liabilities.

The Semnur Equityholders that receive the Stock Consideration are required to sign an exchange and registration rights agreement with us (the “Exchange Agreement”), which is further described in Note 4 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, revenue recognition, leases, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.
During the quarter ended September 30, 2019, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 4 to our consolidated financial statements for the year ended December 31, 2018 contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended, as filed with the SEC, except as described below.
Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenues. Revenues were $5.8 million for the three months ended September 30, 2019, as compared to $4.1 million for the three months ended September 30, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $4.1 million to $2.0 million for the three months ended September 30, 2019, compared to the prior fiscal year. The decrease of $2.1 million is primarily attributable to lower contract manufacturing and service revenues compared to the prior year.
Our Scilex segment recognized revenues of $3.8 million for the three months ended September 30, 2019. The Scilex segment recognized no revenues for the three months ended September 30, 2018, as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the three months ended September 30, 2019 and 2018 were $5.2 million and $2.2 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials, purchased finished goods and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment remained relatively consistent with the same quarter of the prior year.
Cost of revenues for our Scilex segment increased by $2.8 million as compared to the same quarter of the prior year as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2019 and 2018 were $27.6 million and $19.6 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido® (lidocaine topical system) 1.8% as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
R&D expense for our Sorrento Therapeutics segment increased by $4.3 million as compared to the same quarter of the prior year and was primarily attributable to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX and CAR-T into clinical trials.

R&D expense for our Scilex segment increased by $3.7 million as compared to the same quarter of the prior year and was primarily driven by activities associated with our product pipeline and was partially offset by lower clinical trial costs associated with ZTlido® (lidocaine topical system) 1.8%, which obtained FDA approval in February 2018.

Acquired In-process Research and Development Expenses. We did not have acquired in-process research and development expenses during the three months ended September 30, 2019. We recognized $9.5 million of expense related to acquired in-process research and development associated with the Sofusa Purchase Agreement (as defined below) for the three months ended September 30, 2018.
Selling, General and Administrative Expenses (“SG&A”) General and administrative expenses for the three months ended September 30, 2019 and 2018 were $25.2 million and $20.1 million, respectively, or an increase of $5.1 million and consisted primarily of salaries and personnel-related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
SG&A expense for our Sorrento Therapeutics segment decreased by approximately $2.1 million and was primarily attributed to lower legal and corporate expenses compared to the same period of the prior year.
SG&A expense for our Scilex segment increased by approximately $7.2 million year over year primarily due to increased sales activities associated with the commercialization of ZTlido® (lidocaine topical system) 1.8%.
Intangible Amortization. Intangible amortization for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.7 million, respectively.
Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with the prior year.
Amortization expense for our Scilex segment increased by approximately $0.4 million due to the amortization of acquired in-process research and development upon commercialization of ZTlido® (lidocaine topical system) 1.8% that occurred in the fourth quarter of 2018.
Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended September 30, 2019 was $10.7 million compared to no loss on derivative liabilities in the same period in 2018.
Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $9.2 million. $8.1 million of the increase was driven by revised sales forecasts of ZTlido® (lidocaine topical system) 1.8%. $1.1 million of the increase was attributed to the contingent acceleration feature of the Early Conditional Loan (as defined below) as further described in Note 5 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on derivative liabilities for our Scilex segment was $1.5 million and was primarily attributed to revised probabilities related to timing of marketing approval for SP-103 and revised sales forecasts as further described in Note 5 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest Expense. Interest expense for the three months ended September 30, 2019 and 2018 was $9.5 million and $2.7 million, respectively. The increase in interest expense of $6.8 million as compared to the same period in 2018 resulted primarily from interest expense associated with the loan agreement entered into during the fourth quarter of 2018 with certain funds and accounts managed by Oaktree Capital Management, L.P. and Oaktree Fund Administration, LLC, as administrative and collateral agent as well as the senior secured notes due 2026 in an aggregate principal amount of $224.0 million entered into in September 2018.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2019 and September 30, 2018 was $(0.2) million and $(0.8) million, respectively. The decrease in income tax benefit was primarily attributed to the increased valuation allowance in 2019.
Net Loss. Net loss for the three months ended September 30, 2019 and 2018 was $75.2 million and $50.5 million, respectively.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenues. Revenues were $18.4 million for the nine months ended September 30, 2019, as compared to $14.3 million for the nine months ended September 30, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $14.3 million to $7.1 million for the nine months ended September 30, 2019, compared to the prior fiscal year. The decrease of $7.2 million is primarily attributable to higher revenues from the joint development agreement with Celularity in the prior year as well as lower contract manufacturing and service revenues compared to the prior year.
Our Scilex segment recognized revenues of $11.3 million for the nine months ended September 30, 2019. The Scilex segment recognized no revenues for the nine months ended September 30, 2018, as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
We expect that any revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for products and services offered as well as the timing and amount of grant awards, research and development reimbursements and other payments received under any strategic collaborations.
Cost of revenues. Cost of revenues for the nine months ended September 30, 2019 and 2018 were $10.8 million and $4.7 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.
Cost of revenues for our Sorrento Therapeutics segment increased by $2.4 million and is primarily attributable to indirect costs associated with our investments in contract manufacturing capacity expansion.
Cost of revenues for our Scilex segment increased by $3.7 million as compared to the same period quarter of the prior year as sales of ZTlido® (lidocaine topical system) 1.8% did not commence until October 2018.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2019 and 2018 were $77.9 million and $52.1 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido® (lidocaine topical system) 1.8% as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
R&D expense for our Sorrento Therapeutics segment increased by $21.8 million as compared to the same period of the prior fiscal year and was primarily attributed to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX and CAR-T into clinical trials.
R&D expense for our Scilex segment increased by $4.0 million as compared to the same period of the prior fiscal year and was primarily driven by activities totaling $5.4 million associated with our product pipeline and was partially offset by lower clinical trial costs associated with ZTlido® (lidocaine topical system) 1.8%, which obtained FDA approval in February 2018.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2019 were $75.3 million were due to acquired in-process research and development expenses associated with the acquisition of Semnur in March 2019. We recognized $9.5 million of expense related to acquired in-process research and development associated with the Sofusa Purchase Agreement for the nine months ended September 30, 2018.
Selling, General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 and 2018 were $78.1 million and $41.1 million, respectively, or an increase of $37.0 million.
SG&A expense for our Sorrento Therapeutics segment decreased by approximately $0.4 million as compared to the same period of the prior fiscal year and consisted primarily of salaries and personnel-related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
SG&A expense for our Scilex segment increased by approximately $37.4 million as compared to the same period of the prior fiscal year, and was primarily due to increased sales activities associated with the commercialization of ZTlido® (lidocaine topical system) 1.8%.
Intangible Amortization. Intangible amortization for the nine months ended September 30, 2019 and 2018 was $2.9 million and $2.0 million, respectively.
Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with the prior year.
Amortization expense for our Scilex segment increased by approximately $1.1 million as compared to the same period of the prior fiscal year, and was primarily due to the amortization of acquired in-process research and development upon commercialization of ZTlido® (lidocaine topical system) 1.8% that occurred in the fourth quarter of 2018.
Loss on Derivative Liabilities. Loss on derivative liabilities for the nine months ended September 30, 2019 was $35.8 million compared to no loss on derivative liability in the same period in 2018.
Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $14.4 million. $8.1 million of the increase was driven by revised sales forecasts of ZTlido® (lidocaine topical system) 1.8%. $6.3 million of the increase was attributed to the warrants to purchase an aggregate of 1,333,304 shares of our common stock issued to certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) as further described in Note 10 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Loss on derivative liabilities for our Scilex segment was $21.4 million and was primarily attributed to revised probabilities related to timing of marketing approval for SP-103 and revised sales forecasts as further described in Note 5 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Contingent Liabilities and Acquisition Consideration Payable. Changes in acquisition consideration payable for the nine months ended September 30, 2019 and 2018 resulted in a loss of approximately $0.1 million and $13.7 million, respectively.
The loss resulting from the change in acquisition consideration payable for the nine months ended September 30, 2018 relates primarily to changes in the fair value of contingent consideration from the Scilex Pharma and Virttu acquisitions of $6.0 million and $6.4 million, respectively.
Interest Expense. Interest expense for the nine months ended September 30, 2019 and 2018 was $28.1 million and $48.7 million, respectively. The decrease in interest expense of $20.7 million as compared to the same period in 2018 resulted primarily from the conversion of the convertible notes issued in December 2017 that occurred in the second quarter of 2018.
The decrease in interest expense compared to the same period in prior year was partially offset by interest expense associated with the loan agreement entered into with the Lenders and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), and the Scilex Notes entered into in the second half of fiscal year 2018.
Income Tax (Benefit) Expense. Income tax benefit for the nine months ended September 30, 2019 and 2018 was $(0.8) million and $(3.2) million, respectively. The decrease in income tax benefit was primarily attributed to the increased valuation allowance in 2019.
Loss on Equity Method Investments. Loss on equity method investments for the nine months ended September 30, 2019 and 2018 was $3.9 million and $3.9 million, respectively. (See Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information.)

Net Loss. Net loss for the nine months ended September 30, 2019 and 2018 was $293.6 million and $158.8 million, respectively.
Liquidity and Capital Resources
As of September 30, 2019, we had $34.6 million in cash and cash equivalents attributable in part to the following financing arrangements (See Notes 10 and 11 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for additional information):
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
On September 7, 2018, Scilex Pharma entered into purchase agreements (the “2018 Purchase Agreements”) with the certain investors (the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Purchasers the Scilex Notes with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million (the “Offering”). The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex Pharma and funding a segregated reserve account ($20.0 million) and a segregated collateral account ($25.0 million) pursuant to the terms of an indenture governing the Scilex Notes (the “Indenture”). The net proceeds of the Offering will be used by Scilex Pharma to support the commercialization of ZTlido® (lidocaine topical system) 1.8%, for working capital and general corporate purposes in respect of the commercialization of ZTlido® (lidocaine topical system) 1.8%. In connection with the Offering, Scilex Pharma also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Agent”), and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.
Pursuant to the terms of the Indenture, we issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $35,000,000 in unrestricted cash as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma, as beneficiary of the Letter of Credit, will draw, and we will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, and upon receipt by Scilex Pharma of the subordinated loan, the holders of the Scilex Notes shall have the one-time right to require us to purchase up to an aggregate of $25,000,000 of the Scilex Notes then outstanding. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido® (lidocaine topical system) 1.8% for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.
The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido® (lidocaine topical system) 1.8% for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received a marketing approval letter from the FDA with respect to ZTlido® (lidocaine topical system) 5.4% or a similar product with a concentration of not less than 5% by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex

Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency. The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido® (lidocaine topical system) 1.8% for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.
On October 1, 2019, Scilex Pharma, us, the Trustee, the Agent and the beneficial owners of the Scilex Notes and the holders of such Scilex Notes listed on the signature pages thereto (the “Holders”) entered into an omnibus amendment (the “Omnibus Amendment”) to: (i) the Indenture, and (ii) that certain Irrevocable Standby Letter of Credit issued by us to Scilex Pharma in the maximum aggregate amount of $35.0 million, with a date of issuance of September 7, 2018 (the “Letter of Credit”).
In connection with the Omnibus Amendment, in the event of consummation of a Scilex Holding IPO that satisfies certain valuation thresholds, Scilex Pharma agreed to repurchase, from each holder of Scilex Notes, Scilex Notes in a principal amount equal to (i) $20.0 million multiplied by (ii) a fraction the numerator of which will be the then outstanding principal amount of the Scilex Notes held by such holder and the denominator of which will be the then outstanding principal amount of all of the outstanding Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). Pursuant to the Omnibus Amendment, the Holders agreed to release the funds in the reserve account for the purpose of consummating the Effective Date Repurchase and the remaining funds in the reserve account after the consummation of the Effective Date Repurchase will be released to Scilex Pharma by the Trustee and Agent.
The Omnibus Amendment also modifies the Letter of Credit to provide that one of the conditions that will terminate the Letter of Credit will be the consummation of a Scilex Holding IPO that satisfies certain valuation thresholds. The Omnibus Amendment will be effective upon the satisfaction of certain terms and conditions, including the consummation of the Effective Date Repurchase. The Omnibus Amendment will terminate if the Omnibus Amendment does not become effective on or prior to October 1, 2020.
On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into the Loan Agreement with the Lenders and the Agent, for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses.
On May 3, 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to us $20.0 million of the Conditional Loan with a probable maturity of May 3, 2020 absent the occurrence of certain qualifying events, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The net proceeds of the Early Conditional Loan were approximately $18.9 million, after deducting estimated loan costs, commission, fees and expenses.
On March 18, 2019, we, for limited purposes, entered into the Merger Agreement with Semnur, Scilex Holding, Merger Sub, and the Equityholders’ Representative. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the FDA and the achievement of certain amounts of net sales of Semnur products.
On June 28, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC, as representative of the several underwriters named therein (the “Underwriters”), relating to a firm commitment underwritten public offering. The net proceeds from this offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.
In October 2019, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with JMP Securities LLC, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell, from time to time, through or to the Sales Agent, as sales agent or principal (the “Offering”), up to $75.0 million in shares of our common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to our Registration Statement on Form S-3 (File No. 333-221443) filed with the SEC on November 9, 2017, as amended on December 1, 2017 and declared effective on December

6, 2017 (the “Form S-3”), the base prospectus dated December 6, 2017 included in the Form S-3 and the prospectus supplement relating to the Offering filed with the SEC on October 1, 2019.
Under the terms of the Distribution Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the Distribution Agreement. We will also reimburse the Agent for certain expenses incurred in connection with the Distribution Agreement, and agreed to provide indemnification and contribution to the Sales Agent with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. We currently intend to use any net proceeds from the Offering for working capital and general corporate purposes.
Cash Flows from Operating Activities. Net cash used for operating activities was $137.0 million for the nine months ended September 30, 2019 as compared to $66.8 million for the nine months ended September 30, 2018. Net cash used reflects a net loss of $293.6 million, which was partially offset by charges related to acquired in-process research and development of $75.3 million, as well as other non-cash reconciling items totaling approximately $77.1 million, primarily related to non-cash interest expense, depreciation and amortization, stock-based compensation and a loss on derivative liabilities.
We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations, and other third party agreements.
Cash Flows from Investing Activities. Net cash used for investing activities was $27.8 million for the nine months ended September 30, 2019 as compared to $15.7 million for the nine months ended September 30, 2018. Our investing activities used $9.6 million to acquire equipment and building improvements, $1.2 million in capital contributions to joint ventures and approximately $17.0 million associated with the acquisition of Semnur-related in-process research and development and related assets during the nine months ended September 30, 2019. Cash used for investing activities included $10.0 million cash associated with the Sofusa Purchase Agreement during the same period in the prior year.
We expect to increase our investment in equipment as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $41.0 million for the nine months ended September 30, 2019 as compared to net cash provided by financing of $242.7 million for the nine months ended September 30, 2018. The decrease compared to the same period in prior year is primarily attributed to lower proceeds from the issuance of common stock as well as proceeds from the issuance of the convertible notes and the Scilex Notes in the prior year.
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
Contractual Obligations and Commitments
As of September 30, 2019, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Off-Balance Sheet Arrangements
Since our inception through September 30, 2019, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
The fair market value of our Loan Agreement is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. Generally, the fair market value of the debt will vary as interest rates increase or decrease. We have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of September 30, 2019. We are not subject to interest rate risk on the notes issued in 2018 in connection with the securities purchase agreement entered into in March 2018 (the “Notes”) as the Notes have a fixed rate of 5.00%. We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. For both the Notes and Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.
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
Concentration Risk. During the fiscal year ended December 31, 2018 and the nine months ended September 30, 2019, sales of ZTlido® (lidocaine topical system) 1.8% to our sole customer and third-party logistics distribution provider, Cardinal Health, represented 100% of the net revenue of our Scilex segment. This exposes us to concentration of customer risk. We monitor the financial condition of the sole customer of our Scilex segment, limit our credit exposure by setting credit limits, and have not experienced any credit losses for the year ended December 31, 2018 and the nine months ended September 30, 2019. As we continue to expand the commercialization of ZTlido® (lidocaine topical system) 1.8%, we are not limited to the current customer and have the option of expanding our distribution network with additional distributors through establishing our own affiliates, by acquiring existing third-party business or product rights or by partnering with additional third parties.

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

During 2018, we undertook remediation measures, including designing new controls and enhancing existing internal controls which, if effectively implemented, would provide reasonable assurance that we timely and precisely (1) identify and assess the accounting implications of terms in unusual or non-recurring and significant agreements and (2) reassess the valuation of associated assets or liabilities at the end of each reporting period. These included measures designed to improve centralized documentation control, improve the internal communication procedures between senior executive management, accounting personnel and related business owners, leverage external accounting experts as appropriate to perform the necessary reviews and strengthen policies and procedures related to the transferring of responsibilities and the handoff of personnel duties. However, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2018 there were multiple errors identified related to management’s review of significant agreements. We believe the errors identified are due to deficiencies in our internal control environment resulting from insufficient competent accounting resources, including the lack of a Chief Accounting Officer, to effectively operate internal controls over financial reporting in a timely manner.

This ineffective control environment contributed to the following material weaknesses: (i) management did not adequately evaluate the underlying assumptions associated with the accounting for key terms identified in significant agreements, which in the current year included convertible notes and debt agreements, and (ii) management did not accurately assess the significant assumptions in order to properly estimate the fair value of contingent consideration liabilities. We also identified the following deficiencies in our internal control environment resulting from insufficient accounting resources that collectively represent a material weakness: Management did not properly assess significant assumptions through the performance of precise reviews of accounting estimates including probability of occurrence and assumptions used in evaluating the fair value of embedded derivatives, fair value of indefinite-lived intangible assets and income tax related balances. Such material weaknesses could result in material misstatements of the aforementioned account balances or disclosures in the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weaknesses, we hired a new Chief Accounting Officer and we are in the process of implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise to improve the operating effectiveness of our review controls and monitoring activities and utilizing external accounting experts as appropriate. In addition, we are in the process of implementing systems and processes to streamline business processes and improve the overall control environment. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance that we timely identify terms in agreements that could have material accounting implications, assess the accounting and disclosure implications of the terms and account for such items in the financial statements appropriately. Any failure to implement these improvements to our internal control over financial reporting would result in continued material weaknesses in our internal control and could impact our ability to produce reliable financial reports, effectively manage our company or prevent fraud and could potentially harm our business and our performance.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating our material weaknesses, as identified above, are still in progress and would constitute changes in our internal control over financial reporting prospectively once implemented.

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

On April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, we have filed:

•An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and us, included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss our arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing; and

•An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and us), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and us), and tortious interference with contract. On July 8, 2019, we and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc. and NantPharma, LLC have re-filed their claims in arbitration. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

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
We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutics product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), ZTlido® (lidocaine topical system) 5.4% (“SP-103”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $597.0 million and $367.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, SP-103, SEMDEXATM and our other product candidates into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Pharmaceuticals Inc. (“Scilex Pharma”) and Semnur Pharmaceuticals, Inc. (“Semnur”), in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our future capital requirements will depend on many factors, including:
•the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, as well as CAR-T for adoptive cellular immunotherapy, RTX, SP-103 and SEMDEXATM;
•the number of product candidates we pursue;
•the time and costs involved in obtaining regulatory approvals;
•the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•our plans to establish sales, marketing and/or manufacturing capabilities;
•the effect of competing technological and market developments;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•general market conditions for offerings from biopharmaceutical companies;
•our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•our obligations under our debt arrangements; and
•our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido® (lidocaine topical system) 1.8%.
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

Other than with respect to ZTlido® (lidocaine topical system) 1.8%, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain, anti-CD38 CAR-T for multiple myeloma and anti-CEA CAR-T for intrahepatic CEA positive metastases and for intraperitoneal tumor implantation (malignant ascites) and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the fourth quarter of 2019 with higher strength SP-103. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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
The terms of our outstanding debt place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On September 7, 2018, Scilex Pharma issued and sold senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 (the “Scilex Offering”). In connection with the Scilex Offering, we also entered into an indenture, as amended (the “Scilex Indenture”), governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent, and Scilex Pharma. Pursuant to the Scilex Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Scilex Indenture.

The Scilex Indenture governing the Scilex Notes contains customary events of default with respect to the Scilex Notes (including a failure to make any payment of principal on the Scilex Notes when due and payable), and, upon certain events of default occurring and continuing, the Trustee by notice to Scilex Pharma, or the holders of at least 25% in principal amount of the outstanding Scilex Notes by notice to Scilex Pharma and the Trustee, may (subject to the provisions of the Scilex Indenture) declare 100% of the then-outstanding principal amount of the Scilex Notes to be due and payable. Upon such a declaration of acceleration, such principal will be due and payable immediately. In the case of certain events, including bankruptcy, insolvency or reorganization involving us or Scilex Pharma, the Scilex Notes will automatically become due and payable.

Pursuant to the Scilex Indenture, we and Scilex Pharma must also comply with certain covenants with respect to the commercialization of ZTlido® (lidocaine topical system) 1.8%, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports, and negative covenants, including limitations on the following: the incurrence of debt, the payment of dividends, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

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
With our previous acquisition of a majority stake in Scilex Pharma, a developer of specialty pharmaceutical products for the treatment of chronic pain, and the subsequent contribution of such stake to our majority-owned subsidiary Scilex Holding Company (“SHC”) in connection with SHC’s acquisition of Semnur, a pharmaceutical company developing an injectable product for the treatment of lower back pain, SHC will focus on non-opioid pain management.
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
We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, on April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from our company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. Any failure to prevail in any claims made by us or any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Acquisitions
We have and plan to continue to acquire assets, businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.
We have and plan to continue to expand our business and intellectual property portfolio through the acquisition of new assets, businesses and technologies.
For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary SHC in connection with the corporate reorganization of SHC and acquisition of Semnur by SHC in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu Biologics Limited in 2017 and Sofusa® assets, a revolutionary drug delivery system, in July 2018, and we are in the process of integrating this company and technology with ours.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from October 1, 2018 to September 30, 2019, our closing stock price ranged from $1.86 to $5.94 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
•actual or anticipated adverse results or delays in our clinical trials;

•our failure to commercialize our product candidates, if approved;
•unanticipated serious safety concerns related to the use of any of our product candidates;
•adverse regulatory decisions;
•changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;
•our decision to initiate a clinical trial, not initiate a clinical trial or to terminate an existing clinical trial;
•our dependence on third parties, including CROs;
•announcements of the introduction of new products by our competitors;
•market conditions in the pharmaceutical and biotechnology sectors;
•announcements concerning product development results or intellectual property rights of others;
•future issuances of common stock or other securities;
•the addition or departure of key personnel;
•failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•actual or anticipated variations in quarterly operating results;
•our failure to meet or exceed the estimates and projections of the investment community;
•overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•conditions or trends in the biotechnology and biopharmaceutical industries;
•introduction of new products offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•issuances of debt or equity securities;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•ineffectiveness of our internal controls;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•failure to effectively integrate the acquired companies’ operations;
•general political and economic conditions;
•effects of natural or man-made catastrophic events; and
•other events or factors, many of which are beyond our control.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 8, 2019, we entered into a note conversion agreement (the “Conversion Agreement”) with the holders (the “Convertible Noteholders”) of convertible promissory notes issued by us on June 13, 2018 (the “Convertible Notes”) pursuant that certain Securities Purchase Agreement, dated as of March 26, 2018, by and among us and certain accredited investors party thereto (the “Purchasers”), as amended by that certain Amendment No. 1 to Securities Purchase Agreement, dated as of June 13, 2018, by and among us and the purchasers identified on the signature pages thereto (as amended, the “Securities Purchase Agreement”). The Convertible Notes accrued simple interest at a rate equal to 5.0% per annum and would mature upon the earlier to occur of (a) June 13, 2023, and (b) the date of the closing of a change in control of our company (the “Maturity Date”). Pursuant to the terms of the Convertible Notes, at any time and from time to time before the Maturity Date, each Purchaser had the option to convert any portion of the outstanding principal amount of such Purchaser’s Convertible Note into shares of our common stock at a price per share equal to $7.0125. Upon conversion of any of the principal amount of a Convertible Note, all accrued and unpaid interest on such portion of the principal amount would become due and payable in cash.

Pursuant to the Conversion Agreement, the Convertible Notes were amended to provide that (a) the conversion price for the Convertible Notes was reduced from $7.0125 per share to $1.70 per share, and (b) upon the conversion of any portion of the outstanding principal amount of a Convertible Note, all accrued but unpaid interest on such portion of the principal amount being converted shall also be converted into shares of our common stock at $1.70 per share (collectively, the “Amendment”). In connection with the Amendment, each of the Convertible Noteholders further agreed to convert the full principal amount, plus all accrued but unpaid interest, under such Convertible Noteholder’s Convertible Note, as amended by the Amendment, into shares of our common stock on November 8, 2019. As of November 8, 2019, the aggregate outstanding principal amount of the Convertible Notes was $37,848,750 (the “Principal Amount”) and the aggregate accrued interest under the Convertible Notes was $674,018.84 (the “Accrued Interest”).

Pursuant to the Conversion Agreement, on November 8, 2019, 22,660,449 shares of our common stock were issued to the Convertible Noteholders upon the conversion of the full Principal Amount and the Accrued Interest (the “Conversion Shares”). None of the Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Securities Purchase Agreement, we previously registered 5,397,325 of the Conversion Shares for resale under the Securities Act pursuant to our Registration Statement on Form S-3 (File No. 333-229609) filed with the SEC on February 11, 2019, as amended by Amendment No. 1 thereto filed with the SEC on May 3, 2019, and declared effective on May 7, 2019 (the “Prior Registration Statement”). Pursuant to the Conversion Agreement, we agreed to prepare and file by no later than December 9, 2019 a registration statement with the SEC for the purpose of registering for resale the remaining 17,263,124 Conversion Shares that were not covered under the Prior Registration Statement.

The Conversion Agreement includes representations and warranties of the parties and other terms and conditions customary in agreements of this type. The representations, warranties and covenants contained in the Conversion Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Conversion Agreement, and may be subject to limitations agreed upon by the contracting parties. Accordingly, the Conversion Agreement is incorporated herein by reference only to provide investors with information regarding the terms of the Conversion Agreement, and not to provide investors with any other factual information regarding our company or our business, and should be read in conjunction with the disclosures in our periodic reports and other filings with the SEC.

The foregoing description of the Conversion Agreement does not purport to be complete and is qualified in its entirety by reference to the copy of the Conversion Agreement filed herewith as Exhibit 10.5.

The Conversion Shares were issued to the Convertible Noteholders pursuant to an exemption from registration under the Securities Act in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. Each of the Convertible Noteholders represented that such Convertible Noteholder was an “accredited investor,” as defined in Regulation D, and was acquiring the Conversion Shares for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. 5,397,325 of the Conversion Shares were previously registered for resale under the Securities Act pursuant to the Prior Registration Statement. 17,263,124 of the Conversion Shares have not been registered for resale under the Securities Act and such Conversion Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. Neither the disclosure under this Part II, Item 5 nor Exhibit 10.5 filed herewith is an offer to sell or the solicitation of an offer to buy shares of our common stock or any of our other securities.
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

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 7, 2019, by and between Scilex Holding Company and Fortis Advisors LLC, solely as the Equityholders’ Representative.

3.1	Amended and Restated Bylaws of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

4.1	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.2
Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.3	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.5	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.6	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 8, 2019).

10.1#	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2019).

10.2
Equity Distribution Agreement, dated as of October 1, 2019, by and between Sorrento Therapeutics, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.3*
Omnibus Amendment No. 1 to Indenture and Letter of Credit, dated as of October 1, 2019, by and among Scilex Pharmaceuticals, Inc.., Sorrento Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the senior secured notes due 2026 and the holders of such securities listed on the signature pages (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.4*+
Form of Securities Purchase Agreement, dated October 7, 2019, by and between Sorrento Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 8, 2019).

10.5
Note Conversion Agreement, dated as of November 8, 2019, by and among Sorrento Therapeutics, Inc. and the holders of convertible notes issued by Sorrento Therapeutics, Inc. as is set forth on Exhibit A thereto.

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
+ Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	November 8, 2019	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)