Form 10-K
period 2019-12-31
Sorrento Therapeutics, Inc.
filed 2020-03-03
CIK 850261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-36150
SORRENTO THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4955 Directors Place San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 203-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SRNE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 28, 2019 (the last trading day of the registrant’s second fiscal quarter of 2019), as reported on the Nasdaq Capital Market, was approximately $307.8 million.
At February 14, 2020, the registrant had 181,340,344 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SORRENTO THERAPEUTICS, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2019

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A—“Risk Factors” in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.
PART I

Item 1.	Business.
Overview
Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us” and “our”) is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory and neurodegenerative diseases.
At our core, we are an antibody-centric company and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, c-MET, VEGFR2, CCR2 and CD137 among others.
Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery system, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (SP-102) compound has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica.
With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application ("IND") for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma ("RRMM") and obtained approval from the U.S. Food and Drug Administration (the "FDA") to commence a human clinical trial for this indication in early 2018. We have dosed five patients and are continuing the enrollment of additional patients.

Broadly speaking, we believe we are one of the world’s leading CAR-T and DAR-T companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. With “off-the-shelf” solutions, DAR-T therapy can truly become a drug product rather than a treatment procedure. One of the approaches we have taken to develop the “off-the-shelf” allogeneic CAR-T solutions is through Celularity, Inc., our joint venture with Celgene, United Therapeutics and others, or Celularity. Celularity focuses on developing cell therapies with placenta-derived and cord blood T cells, which have natural allogeneic “off-the-shelf” characteristics.
Outside of immune-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically ablates nerves that conduct chronic and inflammatory pain signals while leaving other nerve functions intact and is being studied for chronic pain treatment. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase I trials (intrathecal and epidural routes) in that indication are concluding. A Phase Ib trial studying tolerance and efficacy of RTX for the control of osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020. Clinical data is expected to be available soon after the last patient enrolled completes the day 84 visit (end-point) at the end of April 2020. Knee arthritis registrational trials are planned to start later in the first half of 2020 with an Australia/USA Phase III trial, pending meeting with the FDA and receiving clearance to proceed.
In the area of non-opioid pain management, we have in-house developed and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia ("PHN"), a severe neuropathic pain condition, in February 2018, and was commercially launched in late October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access, and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.
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
Our core strategic objectives and resources are focused on:
1.Rapidly advancing our lead product candidates through the clinic. These include the initiation of Phase I, Phase II and potentially accelerated approval trials for our cellular therapies and oncolytic virus immunotherapy in oncology and/or hematology indications. Our clinical-state RTX program will be developed in several pain indications with high-unmet medical needs.
2.Continuing the development of our preclinical programs with the aim of filing several new INDs over the next 12-18 months. These include moving our checkpoint inhibitors from our core antibody portfolio into the clinic either ourselves or with our strategic partners. Also, we will utilize our fully human antibody portfolio for the development of ADCs and bispecific antibodies (“BsAbs”). In addition, we plan to start several clinical trials with the Sofusa® device to explore safety and efficacy features of this innovative drug delivery technology.
3.Collaborating with key opinion leaders and leading clinical and research institutes to enhance our preclinical and clinical development plans. We currently have such agreements in place with the Karolinska Institute, The Scripps Research Institute (“TSRI”), the National Institutes of Health ("NIH"), City of Hope and Tufts Medical School, among others.
4.Manufacturing our preclinical and clinical materials in-house. We have established quality control and quality assurance programs, which include standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with current good manufacturing practices (“cGMPs”), and other applicable domestic and foreign regulations.

5.Exploring strategic partnerships to share in the risk reward of our core franchises and to derive near term value from our non-core programs. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties as well as profit shares or joint ventures to generate potential returns from our product candidates and technologies.
Segment Information
Effective January 1, 2019, we realigned our business into two new operating and reportable segments, Sorrento Therapeutics and Scilex.
Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around our Immune-Oncology therapeutic area, leveraging our proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin currently in clinical trials for late stage cancer pain and moderate to severe osteoarthritis of the knee pain.
Scilex. The Scilex segment is largely organized around our non-opioid pain management operations. Revenues from the Scilex segment are exclusively derived from the sale of ZTlido.
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
The American Cancer Society estimated 32,270 new cases and 12,830 deaths from multiple myeloma in the U.S. during 2020. The anti-CD38 monoclonal antibody DARZALEX® (daratumumab), marketed by Janssen Oncology, was granted accelerated approval by the FDA for the treatment of multiple myeloma on November 16, 2015. Worldwide net sales of DARZALEX® were $1.2 billion in 2017 and $2 billion in 2018. We are encouraged by the validation of this important target in the market for multiple myeloma therapeutics and its rapid adoption by clinicians in the myeloma community. We believe our CD38 cellular therapy will provide an additional significant advance in the CD38 blockade for multiple myeloma patients that are resistant or have failed current therapies.
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
Resiniferatoxin (RTX) Programs

RTX is a naturally occurring compound obtained from cactus-like succulents of the Euphorbia species. An ultra-potent TRPV1 agonist, RTX belongs to the same general vanilloid compound family as capsaicin, the active ingredient in red chili peppers. As an agonist, RTX produces a sustained opening of calcium channels located in the end-terminal or cell body of C-fiber nerves (depending upon the route of administration). This, in turn, generates a slow and sustained cation influx into the nerve resulting in rapid cytotoxicity and ablation of TRPV1-positive cells that conduct pain signals, while leaving non-TPVR1 containing nerves (touch, motor control, joint position) intact. RTX is differentiated from other agonists, including capsaicin, in that it is significantly more capable at ablating nerves without inducing excitation of the neuron. In fact, it has been proposed that because of RTX`s unique mode of action it may lead to a briefer noxious (e.g., painful) period immediately after exposure.
RTX was tested in an investigator-sponsored Phase I clinical trial at the NIH under a Cooperative Research and Development Agreement ("CRADA"). To date, 14 patients with terminal cancer pain have been treated intrathecally at the NIH. A second sponsor-led trial for the control of intractable cancer pain is assessing the tolerance and efficacy of RTX administered epidurally. This dose-escalation trial is progressing and 15 patients have been enrolled thus far, with 2 patients remaining to enroll towards completing the study.
More recent studies in animals (translational work from our animal health subsidiary) have unveiled the clinical potential of RTX intra-articular injections for the control of pain associated with moderate to severe arthritis. Safety studies have been completed and a Phase I clinical trial in humans started in the second half of 2018. Significant activity in relieving pain associated with severe osteoarthritis of the knee was observed with no dose limiting toxicities at any of the administered dose. Ninety-three patients have enrolled and the study enrollment has completed in January 2020.
Two independent Phase III pivotal trials are planned in 2020 with the first one to start as early as the first half of 2020. The trials are targeted to complete enrollment within 12 to 18 months - advancing the program closer to a regulatory filing by 2023 or earlier.
RTX is being manufactured under cGMP and we have sufficient drug product to complete the clinical development programs across multiple additional indications. We have also secured enough raw materials for the drug production to cover the commercial needs for several years and additional contracts are in progress to ensure long-term commercial supplies.

Portfolio	Key Programs	Indication	Preclinical	Phase I	Phase II	Phase III/Pivotal	FDA Approval
Immuno- oncology	CD38 CAR-T	Multiple Myeloma					
	CEA CAR-T	Metastatic Liver Tumor					
	CD38 ADC	Various Anti-tumor					
	Seprehvir®	Solid Tumors					
	CD38 DAR - T	Multiple Myeloma					
	DAR - T	Various Anti-tumor					
Pain	RTX (resiniferatoxin) – Epidural route	Terminal Cancer Pain					*Orphan designation*
	RTX (resiniferatoxin) – Intra-articular route	Moderate to Severe OA					
	RTX (resiniferatoxin) – Intra-articular route	TKR Deferment					*Pending designation*
Lymphatic Delivery System	Sofusa® anti-TNF	Autoimmune					
	Sofusa® anti-PD-1	Immuno Oncology					

* Program ready to move to next phase. No additional studies required at this point

Technologies and Preclinical Pipeline
G-MAB™: Fully Human Antibody Library Platform
Our G-MAB™ library, which forms the backbone of many of our product candidates, was initially invented by Henry Ji, Ph.D., our co-founder, President and Chief Executive Officer. We believe our proprietary G-MAB™ library is one of the industry’s largest and most diverse fully human antibody libraries, with an estimated one quadrillion unique antibodies available for drug discovery and development. We believe G-MAB™ may offer the following advantages over competing antibody libraries:

•G-MAB™ has been designed to provide a full spectrum of human immunoglobulin gene recombination in fully-human mAbs. Unlike chimeric and humanization technologies, G-MAB™ has allowed the generation of antibodies with fully-human protein sequences without the challenges and limitations of animal-to-human gene transfer procedures.
•Because G-MAB™ represents an in vitro human mAb library technology, research suggests that it enables faster and cost-effective in vitro screening of a large number of antigens. G-MAB™ is designed so that any antigen of interest can be investigated, with no dependence on the successful induction of a host immune response against the antigen.
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
We are currently applying our DAR technology to our ongoing cell therapy programs for multiple hematological and solid tumor indications, including but not limited to: multiple myeloma, lymphoma, liver cancer, sarcoma, pancreatic cancer and glioma. We submitted the IND for our lead DAR-T, CD38 program in December 2019.
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
Our KOKI technology may offer several potential benefits over existing virus-based technology using transgene-encoding lentivirus, retrovirus or adeno-associated virus (“AAV”) to introduce antigen receptor constructs into healthy donor (allogeneic) or cancer patient (autologous) T cells. These potential advantages of our non-viral KOKI technology include:
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
Sofusa® Lymphatic Delivery System (S-LDS)
Sofusa is a novel micro-epidermal infusion system that consists of a proprietary microneedle array and microfluidics reservoir for targeted lymphatic delivery of large molecules, such as antibodies. Abnormal immune system function is implicated in many conditions such as cancer and autoimmune diseases (e.g., Rheumatoid Arthritis, Multiple Sclerosis and Psoriasis). Drug targets for these immune system diseases are typically located in lymphatic vessels or lymph nodes. Sofusa’s proprietary nanotopography draped microneedles have been shown to reversibly open tight junctions in the skin and facilitate paracellular and transcellular transport across the epidermis. An early in-vivo study demonstrated that Sofusa`s nanotopography-draped microneedles result in a 10-fold increase in serum concentrations of etanercept (Enbrel®) vs undraped hollow microneedles. We believe this enables the efficient and direct absorption of large molecule drugs directly into tiny lymphatic microcapillaries concentrated just beneath the epidermis and results in a unique biodistribution profile and significantly higher drug concentrations in the lymphatic system and lymph nodes vs traditional intravenous or subcutaneous injections.
In November 2019, we filed an IND and are authorized to proceed with our first human clinical with a checkpoint inhibitor in oncology. This study is designed to evaluate the safety and efficacy of a Sofusa anti-PD1 antibody in patients with Cutaneous T-Cell Lymphoma. In this pilot study, we will evaluate the feasibility of Sofusa delivery in patients with skin cancers accessible to biopsies for intensive biomarker assessments. These trials will help assess whether the principles of better efficacy and safety seen in lymphatic administration of drugs in animal models can be replicated in patients. If the Sofusa Lymphatic Delivery System (S-LDS) is successful in the clinic, the commercial Sofusa® DoseDisc™ wearable device may offer not only the potential for both improved clinical response, but also a more convenient dosing alternative to traditional injections or IV infusions for patients. The FDA has now approved three Sofusa INDs which will further support both internal evaluations and partnering efforts to accelerate development highly differentiated therapeutics.
Scilex Holding
Scilex Holding is focused on cost-effectively developing and commercializing non-opioid therapies that will provide safe and substantial, localized pain relief for large market opportunities. The following chart illustrates the current product and product candidates, for which Scilex Holding has worldwide commercialization rights, except with respect to Japan for ZTlido and SP-103:

ZTlido

ZTlido is a lidocaine topical system approved for the relief of pain associated with post-herpetic neuralgia (“PHN”). PHN is a chronic neuropathic pain syndrome that results as a complication following an infection of herpes zoster, also known as shingles. Herpes zoster symptoms typically resolve after a few weeks, but the pain caused by the nerve injury can persist for months to years in the affected area. ZTlido is designed as a lighter, thinner product which has improved adhesion relative to Lidoderm (lidocaine patch 5%), while providing a bioequivalent delivery of lidocaine in an efficient drug delivery system.

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated contract sales force and our own sales management, marketing and managed care capabilities. We market ZTlido through a dedicated sales force of 110 individuals, targeting 14,000 to 17,000 primary care physicians, pain specialists, neurologists and palliative care physicians. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido.

SEMDEXA

SEMDEXA is a Phase III product candidate we are developing to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label epidural steroid injections, or ESIs, for the treatment of sciatica, a pathology of low back pain. We believe SEMDEXA, if successfully developed, has the potential to reduce the disability related to sciatica and help delay or avoid spine surgery. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved alternative to off-label ESIs, which are administered over 10 million times annually in the United States. We are currently evaluating SEMDEXA in a pivotal Phase III Corticosteroid Lumbar Epidural Analgesia for Radiculopathy trial, which is designed to evaluate the safety and efficacy in the proposed indication. We expect top-line results from the study in the second half of 2020, and if results are positive, we intend to submit a request to the FDA for breakthrough designation.

SP-103

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in chronic low back pain conditions. SP-103 builds on the learnings from ZTlido because both products share a similar adhesive drug delivery formulation and manufacturing technology. If approved, we believe that SP-103 could become the first-in-class lidocaine topical product for chronic low back pain indications. All current uses of topical lidocaine products for chronic low back pain are off-label. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system to potentially deliver threefold level of the drug within a targeted area, still with the convenience of a single topical system. Additionally, SP-103 is designed to deliver a localized dose of lidocaine that is threefold greater than any lidocaine topical product that we are aware of either on the market or in development. If approved, we believe SP-103 may be able to address the limitations of prescription lidocaine patches in treating chronic low back pain by delivering a higher dose of lidocaine to the application site. We expect the Phase II trial to commence in the first half of 2020.
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
2)  The G-MABTM-derived immuno-oncology antibody candidate portfolio. Certain of these antibody candidates are covered by issued patents and are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033.
3) The bispecific antibody technology directed to the combination of two different monoclonal antibodies or fragments that can target multiple or different antigens. The bispecific antibody technology is the subject matter of pending applications with potential patent coverage to at least 2040.
4) The ADC technology using proprietary conjugation chemistries (called C-LockTM and K-LockTM), initially developed by Concortis Biosystems, Corp. (“Concortis”), one of our subsidiaries. This ADC technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033. Additional ADC directed to different antigen targets and/or toxin derivatives are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2038.

5) The chimeric antigen receptor T-cell - (CAR-T)-based technology is an immunotherapy platform and is the subject matter of pending patent applications with potential patent coverage to at least 2035. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2038.
6) The dimeric antigen receptor T-cells (DAR-T)-based technology is an allogeneic immunotherapy platform and is the subject of pending patent applications with potential patent coverage to at least 2039. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2040.
7) The oncolytic virus technology is a human herpes simplex virus (HSV)-based immunotherapy platform designed to target and destroy tumor cells while also stimulating anti-tumor patient immune responses. It is the subject of pending patent applications with potential patent coverage to at least 2036. We have filed patent applications on improvements to this technology with potential patent coverage to at least 2037.
8) The corticosteroid injectable pain management technology, which is formulated as a viscous gel injection for the treatment of lumbosacral radicular pain/sciatica, was obtained by the acquisition of Semnur Pharmaceuticals in March 2019 and it is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2036.

9) The resiniferatoxin (RTX)-based pain management technology is an experimental TRPV1 agonist agent developed as a single injection pain treatment that ablates afferent nerves that conduct pain signals while sparing other nerve functions. Certain aspects of this technology are covered by an issued patent in the U.S. providing patent protection to at least 2021 and are the subject matter of pending patent applications that will provide potential patent coverage to at least 2040.
10) The lidocaine-based pain management technology was obtained by the acquisition of Scilex Pharma. Certain aspects of this technology are covered by several issued U.S. patents, which will not expire until at least 2031. Additional patent applications to improvements of this technology have been filed and have the potential to provide patent coverage to at least 2039 and may require the completion of clinical trials that compare the cost-effectiveness.
11) The Sofusa technology was acquired from Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) in July 2018 as a novel technology platform designed to deliver large molecules, such as antibodies, directly into lymphatic capillaries and tumor draining lymph nodes. This micro-epidermal infusion system features a proprietary microneedle array and microfluidics reservoir. The Sofusa technology is the subject of multiple granted and pending applications with potential patent coverage to at least 2040.
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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, a strong emphasis on proprietary products and intellectual property. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.
We expect that the market will become increasingly competitive in the future. Many of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, and have substantially greater commercial and financial resources than we do, as well as significantly greater experience in: developing product candidates and technologies, undertaking preclinical studies and clinical trials, obtaining FDA and other regulatory approvals of product candidates, formulating and manufacturing product candidates and launching, marketing and selling product candidates. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products.
Immunotherapy
Immunotherapy is an active area of research and several immune-related products have been identified in recent years that modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bispecific antibodies and checkpoint inhibitors (for instance PD‑1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand, work by targeting receptors that inhibit T-cell effectiveness and proliferation and thereby essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines.
We are aware of companies developing therapies in various areas related to our specific research and development programs. Specifically, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in both the solid and liquid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical, clinical development and approval. Such therapies are directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. The two approved CAR-T therapies both target CD19. Competitors include but are not limited to: Adaptimmune Therapeutics, Allogene Therapeutics, Amgen, Atara Bio, Aurora Biopharma, Avid Biotics / Xyphos, Baylor College of Medicine, Cell Medica, Bellicum, BioNTech, Carisma Therapeutics (formerly CARMA Therapeutics), Carsgen, Cellectis Therapeutics, Celyad, CRISPR Therapeutics, Endocyte, Fate Therapeutics, Formula Therapeutics, Fred Hutchinson Cancer Research Center, Gilead, Helix BioPharma, Juno Therapeutics, MaxCyte, Memorial Sloan Kettering Cancer Center, Mustang bio, Novartis, Poseida Therapeutics, Senti Biosciences, Symvivo, Targazyme and Tmunity.

RTX

The pain management field in particular is a growing industry due to increased attention on opioid usage for pain, which has created a rapidly emerging market and has fueled an increased interest in opioid alternatives. The rise of various small and early-stage companies in the non-opioid pain management field may also prove to be significant competitors, particularly if they enter into collaborative arrangements with large, established companies.

Scilex

ZTlido and our product candidate, SP-103, if approved, face and will likely face competition from prescription and generic topical lidocaine patches, including Lidoderm and generic lidocaine patches manufactured by Teva, Mylan and Par Pharmaceutical, Inc. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants and anticonvulsants, particularly as we seek approval for the treatment of chronic low back pain.

SEMDEXA, if approved, has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. While there are currently no FDA approved ESIs indicated for the treatment of sciatica, we are aware of certain non-steroid product candidates in development. For example, Sollis Therapeutics, Inc. is developing its product candidate, a non-opioid, non-steroid clonidine micropellet to be administered through epidural injection, which is currently in Phase 3 development. SEMDEXA, if approved, will compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants, anticonvulsants and surgical procedures. Procedures may include nerve blocks and transcutaneous electrical nerve stimulations. We may also face indirect competition from the off-label and unapproved use of branded and generic injectable steroids.
The key competitive factors affecting the success of ZTlido, SEMDEXA and SP-103 are likely to be their efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors.
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
U.S. Government Regulations
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
•submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations. Preclinical testing generally includes evaluation of our product candidates in the laboratory or in animals to characterize the product and determine safety and efficacy;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•submission to the FDA of a Biologics License Application (“BLA”) or a new drug application (“NDA”) after completion of all pivotal clinical trials;
•a determination by the FDA within 60 days of its receipt of a BLA or an NDA to file the NDA for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP regulations; and
•FDA review and approval of a BLA or an NDA prior to any commercial marketing or sale of the drug in the U.S.
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
The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials. The total number of participants included in Phase I clinical trials varies, but is generally in the range of 20 to 80.

•Phase II. Phase II includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase II clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.

•Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants.
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
Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S. In the European Union, the EMA’s Committee for Orphan Medicinal Products (“COMP”) grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.
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
•Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.
•For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
•National authorization procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
In 2003, the U.S. government enacted legislation providing a partial prescription drug benefit for Medicare beneficiaries, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Further, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Healthcare Reform Law”), substantially changed the way healthcare is financed in the U.S. by both government and private insurers. Among other cost containment measures, the Healthcare Reform Law established:
•An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
•A new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period (the “donut hole”); and
•A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.
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
The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $11,463 to $22,927 (each subject to adjustment for inflation) for each separate false claim.
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
Antibody Clinical Development
We currently focus our research efforts primarily in the identification and isolation of human antibody drug candidates and further characterize these antibody candidates in in vitro and in vivo functional testing. Due to our limited financial resources, we intend to actively seek product development and commercialization partners from the biopharmaceutical industry to help us advance the clinical development of select product candidates.
Marketing and Sales
With the exception of our subsidiary, Scilex Holding, we currently do not have any sales capabilities. We intend to license to, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses or use the services of contract sales organizations (“CROs”), which are equipped to, market and/or sell our products, if any, through their well-developed marketing and sales teams and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.
Manufacturing and Raw Materials
We currently manufacture the majority of our preclinical and clinical materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. As of December 31, 2019, our ZTlido product is manufactured by ITOCHU CHEMICAL FRONTIER Corporation. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with cGMPs. We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.
Employees
As of December 31, 2019, we had 310 employees and 68 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.
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
Address
Our principal executive offices are located at 4955 Directors Place, San Diego, CA 92121, and our telephone number at that address is (858) 203-4100. Our website is www.sorrentotherapeutics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way part of this Annual Report on Form 10-K.
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
We have generated limited product related revenues to date, and, with the exception of ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), do not expect to generate any such revenues for at least the next several years, if at all. To obtain revenues from sales of our product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing products with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.
We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
As of December 31, 2019, we had an accumulated deficit of $659.8 million. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance DAR-T, CAR-T, RTX and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, such as Scilex Holding Company (“Scilex Holding”), in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2019 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.
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
•our obligations under our debt arrangements; and
•our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido.
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
In addition, as discussed in the risk factor under the heading “The terms of our outstanding debt place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business” below, the Loan Agreement contains restrictive covenants and limitations on certain indebtedness, liens, negative pledges, certain restricted payments, subsidiary distributions, investments, fundamental transactions, dispositions of assets and transactions with affiliates, and the Scilex Indenture similarly includes negative covenants that place limitations on the following: the incurrence of debt, the payment of dividends, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.
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
To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. As an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Other than ZTlido, our product candidates are currently in preclinical development or in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently do not generate significant revenues from sales of any products, and we may not be able to develop or commercialize our product candidates.
The successful development, and any commercialization, of our technologies and any product candidates would require us to successfully perform a variety of functions, including:
•developing our technology platform;
•seeking and obtaining intellectual property and/or proprietary rights to our technology and/or the technology of others;
•identifying, developing, manufacturing and commercializing product candidates;
•entering into successful licensing and other arrangements with product development partners;
•participating in regulatory approval processes;
•formulating and manufacturing products; and
•conducting sales and marketing activities.
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
Each of our product candidates will require additional preclinical or clinical development, management of preclinical, clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the U.S. Food and Drug Administration (the “FDA”), the United Kingdom’s Medicines and Healthcare Products Regulatory Agency (the “MHRA”), the European Medicines Agency (the “EMA”) or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA, the MHRA, the EMA or certain other foreign regulatory agencies before we may commercialize our product candidates.
Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.
Although we are planning for certain clinical trials relating to RTX, CAR-T and biosimilar/biobetter antibodies and other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:
•obtaining regulatory approval to commence a trial;
•reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining institutional review board (“IRB”) approval at each site;
•recruiting suitable patients to participate in a trial;
•clinical sites deviating from trial protocol or dropping out of a trial;
•having patients complete a trial or return for post-treatment follow-up;
•developing and validating companion diagnostics on a timely basis, if required;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, but we will have limited influence over their actual performance.
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
The time required to obtain approval from the FDA, the MHRA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than ZTlido, we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.
We may fail to receive regulatory approval for our product candidates for many reasons, including the following:
•the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, the MHRA, the EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required for approval by the FDA, the MHRA, the EMA or comparable foreign regulatory authorities;
•the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”), a marketing authorization application (“MAA”) or other submission or to obtain regulatory approval in the U.S., the United Kingdom, the European Union or elsewhere;
•the data obtained from studies in one jurisdiction, such as the United States, may not be accepted by regulatory authorities in other jurisdictions, and certain jurisdictions may require data from studies conducted in their country in order to obtain regulatory approval;
•the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•the approval policies or regulations of the FDA, the MHRA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Other than an NDA submitted by Scilex Pharmaceuticals Inc. (“Scilex Pharma”) for Scilex Pharma’s lead product candidate, ZTlido, which was approved by the FDA in February 2018, and an MAA filed in Europe (which was subsequently withdrawn in 2019), we have not previously submitted a BLA or an NDA to the FDA, an MAA to the MHRA or the EMA or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in some instances, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates in the U.S., the United Kingdom, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products or product candidates will be harmed. Further, the United Kingdom has withdrawn from the European Union. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.
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
Additionally, if we receive marketing approval for one or more of our product candidates, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such products;
•regulatory authorities may require additional warnings on the label;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
We currently manufacture some of our preclinical and clinical materials in-house. In addition, we may enter into collaboration and license agreements with certain collaborators, pursuant to which we may, among other things, agree to carry out manufacturing of our collaborators’ material and product candidates. However, we only recently began manufacturing such materials and do not have significant prior experience manufacturing preclinical or clinical materials or product candidates. Before we can begin commercial manufacture of our or any potential collaborators’ materials or product candidates, regulatory authorities must approve marketing applications that identify manufacturing facilities operated by us or our contract manufacturers that have passed regulatory inspection and manufacturing processes that are acceptable to the regulatory authorities. In addition, our pharmaceutical manufacturing facilities are continuously subject to scheduled and unannounced inspection by the FDA and international regulatory authorities, before and after product approval, to monitor and ensure compliance with cGMP and other regulations. Additionally, we may use contract manufacturers for the manufacture of our product candidates from time to time based on capacity needs. Although we are not involved in the day-to-day operations of our contract manufacturers, we are ultimately responsible for ensuring that our products are manufactured in accordance with cGMP regulations.
Due to the complexity of the processes used to manufacture our product candidates and our potential collaborators’ product candidates, we may be unable to continue to pass or initially pass federal or international regulatory inspections in a cost-effective manner. For the same reason, any potential third-party manufacturer of our product candidates may be unable to comply with cGMP regulations in a cost-effective manner and may be unable to initially or continue to pass a federal or international regulatory inspection.
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
With specific regard to ZTlido and other drug products we do not manufacture in-house, but rather through a third-party manufacturer, if a third-party manufacturer upon which we rely fails to produce drug candidates that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the trials, regulatory submissions, required approvals or commercialization of our drug candidates. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. The third-party manufacturers we contract with may not perform as agreed or may terminate their agreements with us. Any of these factors could cause us to delay or suspend any future clinical trials, regulatory submissions, required approvals or commercialization of one or more of our drug candidates, entail higher costs and result in our being unable to effectively commercialize products.
Material necessary to manufacture product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of product candidates.
There are a limited number of suppliers for raw materials that we use to manufacture our products and product candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by us. We typically do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to obtain or replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.
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
Through certain subsidiaries, we offer development (e.g., conjugation) and manufacturing services that are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers or collaborators, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation and/or liability for damages, the cost of which could be significant.
Regulatory agencies may periodically inspect our manufacturing facilities to ensure compliance with applicable legal, regulatory and local requirements, such as cGMP requirements. Failure to comply with these requirements may subject us to possible legal or regulatory actions, such as suspension of manufacturing, seizure of product or voluntary recall of a product.
Failure to comply with existing and future regulatory requirements as a contract manufacturing organization could adversely affect our business, results of operations and financial condition.

Operations as a contract manufacturing organization (“CMO”) are highly regulated. As a CMO, we are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we may manufacture products or product candidates or in which our collaborators’ products or product candidates are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, import and export regulations, and product registration and listing, among other things. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions such as the EMA, depending on the countries in which our collaborators develop the products or product candidates we manufacture on their behalf. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.
These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to collaborators’ products or product candidates. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing product candidates or (ii) potential products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•changes to the regulatory approval process, including new data requirements for products or product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;
•that a collaborator’s product or product candidate may not be deemed to be safe or effective;
•the ability of the regulatory agency to provide timely responses as a result of its resource constraints; and
•that the manufacturing processes or facilities may not meet the applicable requirements.
In addition, if new legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards. This may require a change in our development and manufacturing techniques or additional capital investments in our facilities. Any related costs may be significant. If we fail to comply with applicable regulatory requirements in the future, then we may be subject to warning letters and/or civil or criminal penalties and fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, restrictions on the import and export of products, debarment, exclusion, disgorgement of profits, operating restrictions and criminal prosecution and the loss of contracts and resulting revenue losses. Inspections by regulatory authorities that identify any deficiencies could result in remedial actions, production stoppages or facility closure, which would disrupt the manufacturing process and supply of product to our collaborators. In addition, such failure to comply could expose us to contractual and product liability claims, including claims by collaborators for reimbursement for lost or damaged active pharmaceutical ingredients or recall or other corrective actions, the costs of which could be significant.
In addition, certain product candidates we manufacture must undergo pre-clinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which we or our collaborators intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a product candidate if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our collaborators may market approved products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing product candidates for our customers, which would materially adversely affect our results of operations and financial condition.
The consumers of any approved products we manufacture for our collaborators may significantly influence our business, results of operations and financial condition.
We will depend on, and have no control over, consumer demand for any approved products we manufacture for our collaborators. Consumer demand for our collaborators’ products could be adversely affected by, among other things, delays in health regulatory approval, the inability of our collaborators to demonstrate the efficacy and safety of their products, the loss of patent and other intellectual property rights protection, the emergence of competing or alternative products, including generic drugs, the degree to which private and government payment subsidies for a particular product offset the cost to consumers and changes in the marketing strategies for such products. If the products we manufacture for our collaborators do not gain market acceptance, our revenues and profitability may be adversely affected.
Continued changes to the healthcare industry, including ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the privacy of patient information or patient access to care, or the delivery, pricing or reimbursement of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer services from us or influence the price that others are willing to pay for our services. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and profitability.
If production volumes of key products that we manufacture for our collaborators decline, results of operations and financial condition may continue to be adversely affected.
If we do not successfully commercialize our products, our business, financial condition and results of operations will be materially and adversely affected.
With the exception of Scilex Holding (which commercially launched, through Scilex Pharma, ZTlido in late October 2018, using a contract sales organization to conduct its primary sales activities), we currently have no sales and marketing organization. If any of our product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.
Specifically relating to Scilex Holding, Scilex Holding has a limited internal commercial infrastructure (with most of the sales organization provided by a third party, contract sales organization) and since ZTlido only launched in late October 2018, Scilex Holding has limited experience in the commercialization, sale, marketing or distribution of pharmaceutical products, like ZTlido. Scilex Holding's commercialization efforts of ZTlido have been primarily focused in the United States. Commercialization of ZTlido and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.
In late October 2018, Scilex Holding (through Scilex Pharma) began commercial sales of ZTlido. In addition to the risks discussed elsewhere in this section, Scilex Holding’s ability to successfully commercialize and generate revenues from ZTlido depends on a number of factors, including, but not limited to, Scilex Holding’s ability to:
•develop and execute our sales and marketing strategies for Scilex Holding’s products;
•achieve, maintain and grow market acceptance of, and demand for, Scilex Holding’s products;
•obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;
•maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize our products;
•obtain adequate supply of Scilex Holding’s products;
•maintain and extend intellectual property protection for Scilex Holding’s products; and
•comply with applicable legal and regulatory requirements.
If Scilex Holding is unable to successfully achieve or perform these functions, Scilex Holding will not be able to maintain or increase its product revenues and our business, financial condition and results of operations will be materially and adversely affected.
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
With respect to ZTlido and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Our FDA approval for ZTlido and any other regulatory approvals that we may receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
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
In addition, future acquisitions may entail numerous operational and financial risks, including:
•disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•higher than expected acquisition and integration costs;
•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

•increased amortization expenses;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
•impairment of our ability to obtain intellectual property rights or rights to commercialize additional product candidates, or increased cost to obtain such rights;
•inability to motivate key employees of any acquired businesses; and
•assumption of known and unknown liabilities.
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
Even if we obtain regulatory approval for our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:
•the efficacy and safety as demonstrated in clinical trials;
•the timing of market introduction of such product candidate as well as competitive products;
•the clinical indications for which the product candidate is approved;
•acceptance by physicians, major operators of cancer clinics and patients of the product candidate as a safe and effective treatment;
•the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
•the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•the product labeling or product insert required by the FDA or regulatory authority in other countries;
•the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
•the prevalence and severity of adverse side effects; and
•the effectiveness of our sales and marketing efforts.
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
The biotechnology and pharmaceutical industries are characterized by intense competition and rapid technological advances, both in the U.S. and internationally. In addition, the competition in the oncology and pain management markets, and other relevant markets, is intense. Even if we are able to develop our product candidates, proprietary platform technology and/or additional antibody libraries, each will compete with a number of existing and future technologies and product candidates developed, manufactured and marketed by others. Specifically, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have validated technologies with products already FDA-approved or in various stages of development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:
•developing product candidates and technologies generally;
•undertaking preclinical testing and clinical trials;

•obtaining FDA and other regulatory approvals of product candidates;
•formulating and manufacturing product candidates; and
•launching, marketing and selling product candidates.
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
Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, MHRA, EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business. If our technologies fail to compete effectively against third party technologies, our business will be adversely impacted.
We expect that our ability to compete effectively will depend upon our ability to:
•successfully and efficiently complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
•obtain and maintain a proprietary position for our products and manufacturing processes and other related product technology;
•attract and retain key personnel;
•develop relationships with physicians prescribing these products; and
•build an adequate sales and marketing infrastructure for our product candidates.
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
Price controls may be imposed, which may adversely affect our future profitability.
In some countries, including member states of the European Union (the “EU”), the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.
Recently, there has been considerable public and government scrutiny in the United States of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been several recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices or price increases. Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates, if approved, and could diminish our ability to establish what we believe is a fair price for our products, ultimately diminishing our revenue for our products if they are approved.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there have been recent public announcements by members of the U.S. Congress, President Trump and his administration regarding their plans to repeal and replace the Healthcare Reform Law and Medicare. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any product candidates for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.
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
Our strategy for the development and commercialization of our proprietary product candidates has included the formation of joint ventures and collaborative arrangements with third parties. Potential third parties include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist us in:
•funding research, preclinical development, clinical trials and manufacturing;
•seeking and obtaining regulatory approvals;
•seeking and obtaining intellectual property and/or other proprietary rights to technology; and
•successfully commercializing any future product candidates.
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
We may seek to establish collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

From time to time we may engage in efforts to enter into licensing, distribution and/or collaboration agreements with one or more pharmaceutical or biotechnology companies to assist us with development and/or commercialization of our other product candidates. If we are successful in entering into such agreements, we may not be able to negotiate agreements with economic terms similar to those negotiated by other companies. We may not, for example, obtain significant upfront payments, substantial royalty rates or milestones. If we fail to enter into any such agreements in a timely manner or at all, our efforts to develop and/or commercialize our product candidates may be undermined. In addition, if we do not raise funds through any such agreements, we will need to rely on other financing mechanisms, such as sales of debt or equity securities, to fund our operations. Such financing mechanisms, if available, may not be sufficient or timely enough to advance our programs forward in a meaningful way in the short-term.
We may not be successful in entering into additional collaborations as a result of many factors, including the following:
•competition in seeking appropriate collaborators;
•a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•inability to negotiate collaborations on acceptable terms;
•inability to negotiate collaborations on a timely basis;
•a potential collaborator’s evaluation of our product or product candidates;
•a potential collaborator’s resources and expertise; and
•restrictions due to an existing collaboration agreement.
If we are unable to enter into collaborations, we may have to curtail the commercialization or the development of any product candidate on which we are seeking to collaborate, reduce or delay its development program or those for other of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to develop or commercialize our product candidates.
Even if we enter into collaboration agreements and strategic partnerships or license our intellectual property, we may not be able to maintain them or they may be unsuccessful, which could delay our timelines or otherwise adversely affect our business.
Any collaborators or licensees of our technologies and services will not be able to commercialize our product candidates if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.
Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and have an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Any licensees and collaborators may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our technologies, including the following:
•Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we, our licensees or our collaborators expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the product candidate produced an otherwise favorable response in human subjects.
•Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable response from a product candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of response may not occur. If the response generated by a product candidate is too low or occurs in too few treated individuals, then the product candidate will have no commercial value.
•Enrollment in any of our licensee’s or collaborator’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.
•We, our licensees or our collaborators might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any product candidate is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.
•Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
•Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
•The effects of our technology-derived or technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.
Significant clinical trial delays could allow our competitors to bring products to market before we, any of our licensees or our collaborators do and impair our ability to commercialize our technologies and product candidates based on our technologies. Poor clinical trial results or delays may make it impossible to license a product candidate or so reduce its attractiveness to prospective licensees that we will be unable to successfully develop and commercialize such a product candidate.
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
In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company`s compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business.
International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR strengthened data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.
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
We have acquired and are assessing the regulatory and strategic path forward for our portfolio of late stage biosimilar/biobetter antibodies based on Erbitux®, Remicade®, Xolair® and Simulect®. While the enactment of the BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products, there is still considerable uncertainty with respect to the FDA’s approval process. While applications based on biosimilarity may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product, the FDA may refuse to approve an application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the product. In addition, applications based on biosimilarity will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency. Due to the uncertainty surrounding the approval of biosimilar/biobetter products, as well as other risk factors identified in this Annual Report on Form 10-K, our portfolio of late stage biosimilar/biobetter antibodies may never result in commercially viable products.
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
We may not be able to attract or retain qualified management and scientific and clinical personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Diego, California area. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital and our ability to implement our overall business strategy. In addition, our CMO operations will depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our development and manufacturing facilities. The facilities are located in a growing biotechnology hub and competition for skilled workers will continue to increase as the industry undergoes further growth in the area.
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
If we obtain FDA approval for any of our product candidates, as we have with ZTlido through Scilex Pharma, and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;
•HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by the HITECH Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk for the commercialization of any products, including ZTlido, which is marketed and sold through our subsidiary, Scilex Holding. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for our product candidates or products that we may develop;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenues from product sales; and
•the inability to commercialize our product candidates.
In addition, through our contract manufacturing operations, we may manufacture product candidates intended for use in humans. These activities could expose us to risk of liability for personal injury or death to persons using such product candidates or approved products. We seek to reduce our potential liability through measures such as contractual indemnification provisions with collaborators (the scope of which may vary by collaborator, and the performances of which are not secured) and insurance maintained by us and our collaborators. Our business, financial condition and results of operations could be materially adversely affected if we are required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not performed in accordance with its terms or if our liabilities exceed the amount of applicable insurance or indemnity. In addition, we could be held liable for errors and omissions in connection with the services we perform.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance and errors and omissions insurance that we believe is appropriate for our company. Although we maintain product liability insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. If we have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, we may not have, or be able to obtain, sufficient capital to pay such amounts. In addition, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost. We also may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise. Consequently, a product liability claim may result in losses that could be material to our business, financial condition and results of operations.
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
Federal regulation and enforcement may adversely affect the implementation of cannabis laws, and such regulations may negatively impact our business operations, revenues and profits.
As previously disclosed, we have formed a Chinese joint venture with LifeTech Scientific Co., Ltd. to commercialize our proprietary water soluble cannabidiol (“CBD”) formulation technologies for consumer and pharmaceutical applications in Asia (excluding Japan). We have also formed a new business unit, Scintilla Health, Inc., to explore commercial opportunities of our water-soluble CBD formulation technologies for both consumer and pharmaceutical applications in North America, Europe and other parts of the world.
Currently, there are over 30 states in the United States, plus the District of Columbia, that have laws and/or regulations that recognize, in one form or another, medical benefits or other uses for CBD infused or cannabis related products. These states have also passed laws governing the use and sale of cannabis products and others are considering similar legislation. Nonetheless, at least some provisions of these state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. Under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited.

Uncertainty remains the rule under the CSA. There is disagreement between the government and the courts regarding the precise scope of the CSA. Some courts have held that CBD is excluded from the CSA, which they believe, only covers the Tetrahydrocannabinol (“THC”) chemical. Others have held that CBD is covered by the CSA when it is derived from the cannabis plant. On December 20, 2018, the Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) legalized the cultivation and production of hemp, a variation on the cannabis plant that contains CBD but less than 0.3% THC (the psychoactive chemical of the cannabis plant), providing at least some certainty about sources of legal CBD. Our water-soluble CBD formulation technologies are expected to utilize hemp.
Unless and until Congress amends the CSA to clarify precisely what is covered by the CSA, there is a risk that federal authorities may enforce current federal law against us despite our efforts to source our products from legal sources, and we may be deemed to be producing and/or dispensing marijuana-based products in violation of federal law. There is no assurance as to the timing or scope of any such potential amendment to the CSA. Active enforcement of the current federal regulatory position on cannabis may thus directly or indirectly, and adversely, affect our business, operations, revenues and any profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.
The Department of Justice (“DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property and has instead relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states from implementing their own laws that authorized the use, distribution, possession or cultivation of medical marijuana.
Under the 2018 Farm Bill, the FDA has been given the authority to regulate CBD when incorporated into a food, drug or cosmetic substance. Immediately following the passage of the 2018 Farm Bill, the FDA signaled its intent to use this power. On May 31, 2019, the FDA held public hearings to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds, including CBD. Currently, the FDA has not issued any guidance, rules or regulations regarding the use of CBD in foods, drugs or cosmetics. Because our water-soluble CBD formulation technologies may be used to produce CBD for inclusion in food or beverages, any FDA rules and regulations limiting our ability to source, manufacture and sell CBD products, or limiting the consumer’s ability to purchase and use the products, could have a material adverse effect on our business, financial condition and results of operations.

We will need to increase the size of our company and may not effectively manage our growth.
Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development and in Scilex Holding with commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.
A fast track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.
A product sponsor may apply for fast track designation from the FDA if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition (“Fast Track Designation”). The FDA has broad discretion whether or not to grant this designation. We have received Fast Track Designation for SEMDEXATM, which is in development for the treatment of lumbosacral radicular pain. Even though SEMDEXATM has received Fast Track Designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. Fast Track Designation does not accelerate clinical trials, mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, Fast Track Designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast track designation at any time.
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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain, anti-CD38 CAR-T for multiple myeloma and anti-CEA CAR-T for intrahepatic CEA positive metastases and for intraperitoneal tumor implantation (malignant ascites). Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of CAR-T including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in some cases we ultimately intend to seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors, or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve a NDA, Biologics License Application or other application for marketing based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.
Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim “top-line” or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and dosing continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business, financial condition and results of operations.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. Data disclosures must be carefully managed to conform to limitations on preapproval promotion and laws related to clinical trial registration and posting of results. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition and results of operations.
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

Pursuant to the Scilex Indenture, we and Scilex Pharma must also comply with certain covenants with respect to the commercialization of ZTlido, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports, and negative covenants, including limitations on the following: the incurrence of debt, the payment of dividends, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Initial Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the "Agent"), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the "Original Delayed Draw Term Loan"). The Initial Loan was funded on November 7, 2018. On May 3, 2019, we, the Guarantors, the Lenders and the Agent entered into an amendment to the Initial Loan Agreement (the “First Amendment”). Under the First Amendment, the Lenders funded $20.0 million of the Original Delayed Draw Term Loan on May 3, 2019. On December 6, 2019, we, the Guarantors, the Lenders and the Agent entered into a second amendment to the Initial Loan Agreement (the “Second Amendment” and, the Initial Loan Agreement, as amended, the “Loan Agreement”). The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations, financial milestones and limitations on indebtedness, liens, negative pledges, certain restricted payments, subsidiary distributions, investments, fundamental transactions, dispositions of assets and transactions with affiliates. In addition, we have committed to meet minimum capital-raising and debt repayment requirements in the first quarter of 2020, and to pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality obligations, as well as indemnification rights for the benefit of the Lenders.

For purposes of the Scilex Indenture and the Loan Agreement, an event of default includes, among other things, (i) a failure to pay any amounts when due under such agreements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under such agreements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of the Company, which would include, with respect to the Loan Agreement, a failure or acceleration under the Scilex Indenture, and with respect to the Scilex Indenture, a failure or acceleration under the Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries.

If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
Our ability to utilize our net operating loss and tax credit carryforwards may be limited.
Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. We have undergone an ownership change for purposes of Section 382 in a prior year. For the year ended December 31, 2019, there was no impact of such limitations on our income tax provision. Since our last ownership change we have had equity offerings or acquisitions that have equity as a component of the purchase price, which increases our likelihood of experiencing a future ownership change under Section 382. Future equity offerings or acquisitions that have equity as a component of the purchase price could constitute an ownership change under Section 382. If and when any other ownership change occurs, utilization of our net operating loss and tax credit carryforwards may be limited by Section 382, which could potentially result in increased future tax liability to us.
Comprehensive tax reform legislation could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), which lowered the U.S. corporate income tax rate. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions. We regularly assess all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.
The TCJA is unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We are still evaluating certain provisions included in the TCJA and therefore not completed our full assessment. As such, there may be material adverse effects resulting from the Tax Act that we have not yet identified.
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
On April 27, 2017, we acquired Virttu Biologics Limited (“Virttu”), which is based in the United Kingdom. In addition to challenges specific to the United States, our operations, including but not limited to our operations outside of the United States, are subject to a variety of political and economic risks, including risks arising from:
•unexpected changes in international or domestic legal, regulatory or governmental requirements or regulations, including related to intellectual property or the biopharmaceutical industry;
•unexpected increases in taxes or tariffs;
•trade protection measures or import or export licensing requirements;
•the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;
•fluctuations in foreign currency exchange rates;
•difficulties in staffing and managing international operations;
•less favorable intellectual property or other applicable laws;
•the effects of the implementation of the United Kingdom’s decision to voluntarily depart from the European Union;
•currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;
•increased costs of compliance with general business and tax regulations in these countries or regions;
•divergent legal systems and regulatory frameworks; and
•political and economic instability or corruption.

These risks and others may have a material adverse effect on our global operations and on our business and financial condition.
Uncertainty relating to the determination of LIBOR and the potential phasing out of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.
We routinely engage in transactions involving financial instruments, such as the purchase of loans, securities or derivatives indexed to the London Interbank Offered Rate ("LIBOR") and the sale of LIBOR-indexed securities. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021.
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
We have significantly restructured our business and implemented a new segment reporting structure. Our two industry segments, designated as Sorrento Therapeutics and Scilex Pharma, have been in effect for a limited period of time and there are no assurances that we will be able to successfully operate as a restructured business.

We have traditionally focused on the discovery and development of innovative therapies focused on oncology and the treatment of chronic cancer pain as well as immunology and infectious diseases based on our platform technologies.
With our previous acquisition of a majority stake in Scilex Pharma, a developer of specialty pharmaceutical products for the treatment of chronic pain, and the subsequent contribution of such stake to our majority-owned subsidiary, Scilex Holding, in connection with Scilex Holding’s acquisition of Semnur Pharmaceuticals, Inc. (“Semnur”), a pharmaceutical company developing an injectable product for the treatment of lower back pain, Scilex Holding will focus on non-opioid pain management.
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
We have and plan to continue to expand our assets, business and intellectual property portfolio through the acquisition of new assets, businesses and technologies.
For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu in 2017 and Sofusa® assets, a revolutionary drug delivery technology, in July 2018, and we are in the process of integrating this company and technology with ours.
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
We may be required to make milestone payments to the former stockholders of Semnur in connection with our development and commercialization of SEMDEXATM, which could adversely affect the overall profitability of SEMDEXATM, if approved.
Under the terms of the Agreement and Plan of Merger Scilex Holding entered into with Semnur, Sigma Merger Sub, Inc., the prior wholly-owned subsidiary of Scilex Holding, Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”), and us, for limited purposes, Scilex Holding is obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of an NDA by the FDA of any Semnur product, which includes SEMDEXATM. Additional payments will be due upon the achievement of certain cumulative net sales of Semnur products, as follows:

•a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product;
•a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product;
•a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product; and;
•a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product.
These milestone obligations could impose substantial additional costs on our Scilex operating segment, divert resources from other aspects of its business, and adversely affect the overall profitability of SEMDEXATM, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all.

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
As part of our business strategy, we may continue to acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including:
•difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;
•difficulties in integrating operations, technologies, services, and personnel;
•diversion of financial and managerial resources from existing operations;
•the risk of entering new development activities and markets in which we have little to no experience;
•risks related to the assumption of known and unknown liabilities; and
•risks related to our ability to raise sufficient capital to fund additional operating activities.
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
We have commenced generating a patent portfolio to protect each product candidate in our pipeline. However, the patent position of biopharmaceutical companies involves complex legal and factual questions, and therefore we cannot predict with certainty whether any patent applications that we have filed or that we may file in the future will be approved, will cover our products or product candidates or that any resulting patents will be enforced. In addition, third parties may challenge, seek to invalidate, limit the scope of or circumvent any of our patents, once they are issued. Thus, any patents that we own or license from third parties or joint venture or development partners may not provide any protection against competitors. Any patent applications that we have filed or that we may file in the future, or those we may license from third parties or joint venture or development partners, may not result in patents being issued. Moreover, disputes between our licensing or joint development partners and us may arise over license scope, or ownership, assignment, inventorship and/or rights to use or commercialize patent or other proprietary rights, which may adversely impact our ability to obtain and protect our proprietary technology and products. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies or products.
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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the PTO and various foreign patent offices at various points over the lifetime of our patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside counsel or service providers to pay these fees when due. Additionally, the PTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business. In addition, we are responsible for the payment of patent fees for patent rights that we have licensed from other parties. If any licensor of these patents does not itself elect to make these payments, and we fail to do so, we may be liable to the licensor for any costs and consequences of any resulting loss of patent rights.
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
Our long-term success depends on our ability to continually discover, develop and commercialize innovative new pharmaceutical products. Without strong intellectual property protection, we would be unable to generate the returns necessary to support the enormous investments in research and development and capital as well as other expenditures required to bring new drugs to the market and for commercialization.
Intellectual property protection varies throughout the world and is subject to change over time. In the U.S., for small molecule drug products, such as ZTlido (which is held by our subsidiary, Scilex Holding), the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. We face generic manufacturer challenges to our patents outside the U.S. as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.
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
In addition, many of the formulations used and processes developed by us in manufacturing any of our collaborators’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such collaborator. While we make significant efforts to protect our collaborators’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our collaborators make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expenses and divert our management’s time, attention and resources.
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
Third parties may assert patent or other intellectual property infringement claims against us or our strategic partners or licensees with respect to our technologies and product candidates or potential product candidates. If our products, methods, processes and other technologies infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:
•obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;
•redesign our products or processes to avoid infringement;
•stop using the subject matter validly claimed in the patents held by others;
•pay damages; and
•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.
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

In addition, our collaborators’ products may be subject to claims of intellectual property infringement and such claims could materially affect our CMO business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Any of the foregoing could affect our ability to compete or could have a material adverse effect on our business, financial condition and results of operations.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;

•We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•Our pending patent applications may not lead to issued patents;
•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•We may not develop additional proprietary technologies that are patentable; and
•The patents of others may have an adverse effect on our business.
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
The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 2, 2019 to December 31, 2019, our closing stock price ranged from $1.45 to $5.94 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:
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
•effects of public health crises, pandemics and epidemics, such as the COVID-19 coronavirus; and
•other events or factors, many of which are beyond our control.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expenses related to our development programs;
•the addition or termination of clinical trials;
•any intellectual property infringement lawsuit in which we may become involved;
•regulatory developments affecting our product candidates; and
•our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.
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
Our directors and executive officers own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.
As of December 31, 2019, our directors and executive officers beneficially owned, in the aggregate, approximately 4.2% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
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
Our Amended and Restated Bylaws provide that the Court of Chancery in the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws (our “Bylaws”), provide that, unless our Board of Directors consents to an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought by or on our behalf; (ii) any direct action asserting a claim against us or any of our directors or officers pursuant to any of the provisions of the General Corporation Law of the State of Delaware, our Restated Certificate of Incorporation or our Bylaws; (iii) any action asserting a claim of breach of fiduciary duties owed by any of our directors, officers or other employees to our stockholders; or (iv) any action asserting a violation of Delaware decisional law relating to our internal affairs. This provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision.

This choice of forum provision in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
If we fail to properly manage our internal control over financial reporting on a go forward basis, material weaknesses in our internal control over financial reporting could be identified that could, if not remediated, result in a material misstatement in our financial statements and could adversely affect our future results of operations, our stock price, and our ability to raise capital.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Although we have remediated the material weaknesses that we previously identified in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2018 by implementing and enhancing our control procedures, in order to properly manage our internal control over financial reporting, we may need to take additional measures, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weaknesses or deficiencies may develop or be identified in the future. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.
Our recent rejections of unsolicited offers to acquire our company or shares of our company could create volatility in and depress our stock price, as well as discourage future offers involving our company.

On November 25, 2019, we issued a press release announcing that our board of directors unanimously rejected an unsolicited, non-binding term sheet proposal to acquire our company for between $3.00 to $5.00 cash. On January 10, 2020, we announced that on January 9, 2020, we received a non-binding proposal from a private equity fund to acquire a majority or all of our issued and outstanding shares for up to $7.00 per share. On January 27, 2020, we announced that, after reviewing the acquisition proposal from the private equity fund in consultation with its advisors, our board of directors determined that the offer significantly undervalues our company and is not in the best interest of our stockholders and our board of directors unanimously rejected the acquisition proposal. While we have rejected both offers, we believe that the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations based on many factors, including uncertainty associated with any subsequent unsolicited offers. In addition, if the market perceives that a transaction may occur at a price less than the current trading price or less than the prices offered, the price per share of our common stock could decrease, including back to preannouncement levels or even lower. Moreover, our recent rejections of these offers may discourage, delay or prevent third parties from acquiring our company or otherwise proposing transactions involving us that our stockholders may consider favorable.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The following table sets forth our principal properties as of December 31, 2019, all of which are leased:

Location	Lease term	Square footage	Primary use
Sorrento Therapeutics segment
San Diego, CA	2029 - option to extend for one additional 5-year period	77,000	Principal executive offices, research and development
San Diego, CA(1)	2029 - option to extend for one additional 5-year period	61,000	Administrative
San Diego, CA	2029 - option to extend for one additional 5-year period	43,000	Research and development
San Diego, CA	2029 - option to extend for one additional 5-year period	36,000	Contract manufacturing
San Diego, CA	2020	11,000	Research and development
Suzhou, China	2022	50,000	Contract manufacturing, research and development
Scilex segment
Palo Alto, CA	2024 - option to extend for one additional 3-year period	6,000	Administrative

(1) This facility is utilized by both the Sorrento Therapeutics and Scilex segments.

Item 3.	Legal Proceedings.
To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

In the normal course of business, we may be named as a defendant in one or more lawsuits. Other than as set forth below, we are not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

On April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, we have filed:

•An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and us, filed as Exhibit 10.9 to this Annual Report on Form 10-K. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss our arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing; and

•An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and us), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and us), and tortious interference with contract. On July 8, 2019, we and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

Item 4.	Mine Safety Disclosures.
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Capital Market under the symbol “SRNE”.
Holders of Record
As of February 14, 2020, there were 213 holders of record of our common stock.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2013 to December 31, 2019 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2013 in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.
The selected consolidated financial data set forth in the table below has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Income Statement Data:	2019	2018	2017	2016	2015
Revenues:
Net product revenues	$21,974	$5,873	$553	$880	$—
Service revenues (1)	9,458	15,320	151,303	7,272	4,590
Total revenues (2)	31,432	21,193	151,856	8,152	4,590
Income (Loss) from operations	$(259,393)	$(150,425)	$25,335	$(96,777)	$(74,005)
Net income (loss)	$(363,012)	$(212,526)	$11,109	$(63,937)	$(50,074)
Net income (loss) per share - basic	$(2.20)	$(1.92)	$0.13	$(1.21)	$(1.24)
Net income (loss) per share - diluted	$(2.35)	$(1.92)	$0.13	$(1.21)	$(1.24)
Weighted average number of shares outstanding during the period - basic	132,732	106,150	69,742	50,360	36,909
Weighted average number of shares outstanding during the period - diluted	140,514	106,150	70,381	50,360	36,909

 (1) Year-over-year increase in 2017 is primarily due to revenue recognized from the intangible assets transferred to Celularity as a result of closing the Contribution Agreement with Celularity, pursuant to which, among other things, we contributed certain intellectual property rights related to our proprietary CAR constructs and related CARs to Celularity in exchange for shares of Celularity’s Series A Preferred Stock.

(2)Amounts for 2017, 2016 and 2015 have not been recast after adoption of Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (“ASC 606”).

(In thousands)	As of December 31,
Balance Sheet Data:	2019	2018	2017	2016	2015
Cash and cash equivalents	$22,521	$158,738	$20,429	$82,398	$39,038
Intangibles, net	63,308	66,283	71,013	64,776	3,912
Goodwill	38,298	38,298	38,298	41,548	20,626
Total assets	557,632	624,087	431,613	401,586	343,519
Total liabilities	524,876	416,587	225,003	315,084	202,581
Stockholders' equity	32,756	207,500	206,610	86,502	140,938
Net Working Capital	(47,618)	117,943	(49,225)	13,569	110,145

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K. Additionally, you should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory and neurodegenerative diseases.
At our core, we are an antibody-centric company and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, c-MET, VEGFR2, CCR2 and CD137 among others.
Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (SP-102) compound has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica.
With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, an oncolytic virus and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application ("IND") for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma ("RRMM") and obtained approval from the

U.S. Food and Drug Administration (the "FDA") to commence a human clinical trial for this indication in early 2018. We have dosed five patients and are continuing the enrollment of additional patients.
Broadly speaking, we believe we are one of the world’s leading CAR-T and DAR-T companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. With “off-the-shelf” solutions, DAR-T therapy can truly become a drug product rather than a treatment procedure. One of the approaches we have taken to develop the “off-the-shelf” allogeneic CAR-T solutions is through Celularity, Inc., our joint venture with Celgene, United Therapeutics and others, or Celularity. Celularity focuses on developing cell therapies with placenta-derived and cord blood T cells, which have natural allogeneic “off-the-shelf” characteristics.
Outside of immune-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically ablates nerves that conduct chronic and inflammatory pain signals while leaving other nerve functions intact and is being studied for chronic pain treatment. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase I trials (intrathecal and epidural routes) in that indication are concluding. A Phase Ib trial studying tolerance and efficacy of RTX for the control of osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020. Clinical data is expected to be available soon after the last patient enrolled completes the day 84 visit (end-point) at the end of April 2020. Knee arthritis registrational trials are planned to start later in the first half of 2020 with an Australia/USA Phase III trial, pending meeting with the FDA and receiving clearance to proceed.
In this area, we have in-house developed and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in late October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access, and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.
Results of Operations
The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2019 and 2018. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
We have reclassified historically presented revenue and cost of revenue to conform to the current period presentation. Further, we re-segmented our business into two new operating segments effective January 1, 2019. The reclassification had no impact on previously reported results of operations or financial position.
Comparison of the Years Ended December 31, 2019 and 2018
Revenues. Revenues were $31.4 million for the year ended December 31, 2019, as compared to $21.2 million for the year ended December 31, 2018.
Revenue in our Sorrento Therapeutics segment decreased from $18.6 million to $10.4 million for the year ended December 31, 2019, compared to the prior year. The decrease of $8.2 million is primarily attributable to lower contract manufacturing service revenues and lower revenues from the sale of materials associated with our research and development arrangements.
Revenue in our Scilex segment increased from $2.6 million to $21.0 million for the year ended December 31, 2019, compared to the prior year, as sales of ZTlido did not commence until October 2018 following the receipt of commercial approval in February 2018.
Cost of revenues. Cost of revenues for the years ended December 31, 2019 and 2018 were $12.2 million and $7.1 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $0.4 million and is primarily attributable to lower revenues, partially offset by higher direct materials and overhead costs as compared to the prior year.

Cost of revenues for our Scilex segment increased by $5.6 million as compared to the prior year as sales of ZTlido did not commence until October 2018 and a write-down of inventory of $3.5 million based on our assessment of sales trends and expiration dates for on-hand inventory.
Research and development expenses. Research and development expenses for the years ended December 31, 2019 and 2018 were $106.9 million and $77.0 million, respectively. Research and development expenses include expenses associated with the ramp up of ZTlido, SP-102 as well as the costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.
Research and development expense for our Sorrento Therapeutics segment increased by $23.6 million as compared to the prior fiscal year and was primarily attributed to increased clinical activities related to consulting and lab supply costs incurred in connection with our expanded research and development activities and activities to advance RTX and CAR-T into clinical trials.
Research and development expense for our Scilex segment increased by $6.3 million as compared to the prior fiscal year and was primarily driven by $7.4 million in costs associated with our product pipeline. The increase was partially offset by lower clinical trial costs associated with ZTlido, which obtained FDA approval in February 2018.
We expect research and development expenses for both segments to increase as we: (i) advance RTX and our other product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, and (vi) expand our corporate infrastructure.
Acquired in-process research and development expenses. Acquired in-process research and development expenses for the year ended December 31, 2019 was $75.3 million and were incurred due to acquired in-process research and development expenses associated with the acquisition of Semnur in March 2019. We recognized $11.3 million of expenses related to acquired in-process research and development primarily associated with the Sofusa Purchase Agreement for the year ended December 31, 2018.
Selling, general and administrative expenses. General and administrative expenses for the years ended December 31, 2019 and 2018 were $103.6 million and $63.6 million, respectively. Selling, general and administrative expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and accounting expenses and other general corporate expenses.
Selling, general and administrative expense for our Sorrento Therapeutics segment increased by approximately $2.4 million as compared to the prior fiscal year and was primarily attributed to increased headcount and higher personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses and other general corporate expenses.
Selling, general and administrative expense for our Scilex segment increased by approximately $37.6 million as compared to the prior fiscal year, and was primarily due to increased sales activities associated with the commercialization of ZTlido.
Intangible amortization. Intangible amortization for the years ended December 31, 2019 and 2018 was $3.9 million and $3.0 million, respectively.
Amortization expense for our Sorrento Therapeutics segment remained relatively consistent with the prior year.
Amortization expense for our Scilex segment increased by approximately $1.2 million as compared to the prior fiscal year, and was primarily due to the amortization of acquired in-process research and development upon commercialization of ZTlido that occurred in the fourth quarter of 2018.
(Loss) gain on derivative liabilities. Loss on derivative liabilities for the year ended December 31, 2019 was $36.8 million compared to a gain of $2.8 million for the year ended December 31, 2018.

Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $13.5 million. We recorded a $7.4 million loss attributed to contingent put option related to the Scilex Notes pursuant to which the holders of the Scilex Notes could require us to repurchase Scilex Notes in certain circumstances. We recorded a $4.3 million loss related to the warrants to purchase shares of our common stock issued to certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”). Additionally, we recorded a $1.8 million loss associated with the contingent acceleration feature of the Early Conditional Loan as further described in Notes 4 and 9 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Loss on derivative liabilities for our Scilex segment was $23.3 million and was primarily attributed to revised probabilities related to timing of marketing approval for SP-103 and revised sales forecasts as further described in Notes 4 and 9 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

(Gain) loss on contingent liabilities and acquisition consideration payable. During the year ended December 31, 2019, we recorded a gain on contingent liabilities and acquisition consideration payable of approximately $11.1 million, which was comprised of $10.4 million attributed to the settlement of the acquisition consideration payable associated with the acquisition of Virttu Biologics Limited ("Virttu") and an additional $0.7 million due to changes in fair value of other contingent liabilities.

During the year ended December 31, 2018, we recorded a loss on contingent liabilities and acquisition consideration payable of approximately $9.6 million, which was primarily attributed to changes in the fair value of the acquisition consideration payable associated with the Scilex Pharma and Virttu acquisitions of $6.0 million and $6.4 million, respectively, and was partially offset by changes in fair value of our other contingent liabilities.
Interest expense. Interest expense for the years ended December 31, 2019 and 2018 was $36.1 million and $57.6 million, respectively. The decrease in the year ended December 31, 2019 resulted primarily from the conversion of the convertible notes issued in December 2017 that occurred in the second quarter of 2018, which resulted in approximately $44.3 million recognized as interest expense.
The decrease in interest expense compared to the prior year was partially offset by interest expense associated with the loan agreement entered into with the Lenders and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), and the Scilex Notes entered into in the second half of fiscal year 2018.
Loss on debt settlement / extinguishment. In March 2018, we entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (the “March 2018 Purchasers”). Pursuant to the March 2018 Securities Purchase Agreement, we agreed to issue and sell to the March 2018 Purchasers, in a Private Placement (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), and (2) warrants to purchase 8,591,794 shares of our common stock (the “Warrants”). Loss on debt settlement / extinguishment for the year ended December 31, 2019 was approximately $27.8 million and was due to the conversion of the Notes associated with the March 2018 Securities Purchase Agreement as further described in Note 9 the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. We recognized a loss on debt extinguishment / settlement of approximately $8.1 million as a result of the amended Warrants associated with the March 2018 Securities Purchase Agreement for the year ended December 31, 2018.
Income tax benefit. Income tax benefit for the year ended December 31, 2019 was $0.5 million. Income tax benefit for the year ended December 31, 2018 was $6.3 million. The decrease in income tax benefit was primarily attributed to the impact of our valuation allowance in 2019 compared to 2018.
Loss on equity method investments. Loss on equity investments for the year ended December 31, 2019 was $3.9 million compared to a loss on equity investments of $5.0 million for the year ended December 31, 2018. The decrease was primarily due to the recognition of our portion of the loss from operations from our investments (See Note 6 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).
Net loss. Net loss for the year ended December 31, 2019 was $363.0 million as compared to a net loss of $212.5 million for 2018.
For a discussion regarding our financial condition and results of operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017, please refer to the discussion under the heading “Results of Operations— Comparison of the Years Ended December 31, 2018 and 2017” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 15, 2019.

Liquidity and Capital Resources
As of December 31, 2019, we had $22.5 million in cash and cash equivalents attributable in part to the following financing arrangements:
Debt Financings
2018 Oaktree Term Loan Agreement
In November 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with the Lenders and the Agent, for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, or 7%. The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses.

In May 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to us $20.0 million of the Conditional Loan notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”) with a probable maturity of May 3, 2020 (absent the occurrence of certain qualifying events). The net proceeds of the Early Conditional Loan were approximately $18.9 million, after deducting estimated loan costs, commission, fees and expenses. The Lenders also agreed to loan us the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The commercial and financial milestones were not achieve by November 7, 2019 and therefore were not loaned to us.
The Loan Agreement provided that, in the event of an optional prepayment of all or any portion of the Term Loans prior to November 7, 2021, we would be obligated to pay a prepayment fee in an amount equal to the amount of interest that would have been paid on the principal amount of the Term Loans being prepaid for the period from and including the date of such prepayment to, but excluding, November 7, 2021, based on the interest rate in effect on the date of any such prepayment (the “Make-Whole Payment”), plus 3% of the principal amount of the Term Loans being so prepaid.

In December 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (“Amendment No. 2”) to the Loan Agreement. Under the terms of Amendment No. 2, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee will be equal to 3% of the principal amount of the Term Loans being prepaid, and we will not be required to pay any Make-Whole Payment. Pursuant to Amendment No. 2, we also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by us of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account will be $10.0 million if we make an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

Subsequent to December 31, 2019 through February 28, 2020, the Company repaid approximately $37.0 million of outstanding principal under the Term Loans plus approximately $1.9 million of related prepayment premium, exit fees and accrued interest thereon. Approximately $11.8 million of such repayment was effectuated through a release by the Lenders of all amounts held in a debt service reserve account for the benefit of the Lenders and of all amounts in the blocked liquidity account. The Company is no longer required to maintain any amounts in the debt service reserve account or the blocked liquidity account, but has committed to meet minimum capital-raising and debt repayment requirements, pursue restructuring arrangements, and pursue the sale of one or more non-core assets in the first half of 2020.
Scilex Notes
In September 2018, Scilex Pharma entered into purchase agreements (the “2018 Purchase Agreements”) with certain investors (the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Purchasers the Scilex Notes with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million (the “Offering”). The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex Pharma and funding a segregated reserve account ($20.0 million) (the “Reserve Account”) and a segregated collateral account ($25.0 million) (the “Collateral Account”) pursuant to the terms of an indenture governing the Scilex Notes (the “Indenture”). The net proceeds of the Offering have been used by Scilex Pharma to support the commercialization of ZTlido, for working capital and general corporate purposes in respect of the commercialization of ZTlido. In connection with the Offering, Scilex Pharma also entered into the Indenture governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent

(the “Collateral Agent”), and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.
Pursuant to the terms of the Indenture, we issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $35,000,000 in restricted and unrestricted cash (which is inclusive of the amount in the Collateral Account) as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma, as beneficiary of the Letter of Credit, will draw, and we will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, and upon receipt by Scilex Pharma of the subordinated loan, the holders of the Scilex Notes shall have the one-time right to require us to purchase up to an aggregate of $25,000,000 of the Scilex Notes then outstanding. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Holding that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.
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
The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received the Marketing Approval Letter from the FDA with respect to SP-103 or a similar product with a concentration of not less than 5% by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency. The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.
In October 2019, Scilex Pharma, us, the Trustee, the Collateral Agent and the beneficial owners of the Scilex Notes and the holders of such Scilex Notes listed on the signature pages thereto entered into an omnibus amendment (the “Omnibus Amendment”) to the Indenture and the Letter of Credit.
In connection with the Omnibus Amendment, in the event of consummation of an initial public offering of Scilex Holding (a “Scilex Holding IPO”) that satisfies certain valuation thresholds, Scilex Pharma agreed to repurchase, from each holder of Scilex Notes, Scilex Notes in a principal amount equal to (i) $20.0 million multiplied by (ii) a fraction the numerator of which will be the then outstanding principal amount of the Scilex Notes held by such holder and the denominator of which will be the then outstanding principal amount of all of the outstanding Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). Pursuant to the Omnibus Amendment, the holders of the Scilex Notes agreed to release the funds in the reserve account for the purpose of consummating the Effective Date Repurchase and the remaining funds in the reserve account after the consummation of the Effective Date Repurchase will be released to Scilex Pharma by the Trustee and the Collateral Agent.
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

Each of the Debt Arrangements provide that, upon the occurrence of an event of default, the Purchasers thereof may, by written notice to the Company, declare all of the outstanding principal and interest under such Debt Arrangements immediately due and payable. For purposes of the Debt Arrangements, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Debt Arrangements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Debt Arrangements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of the Company, which would include, with respect to the 2018 Oaktree Term Loan Agreement, a failure or acceleration under the 2018 Purchase Agreements and Indenture for Scilex, and with respect to the 2018 Purchase Agreements and Indenture for Scilex, a failure or acceleration under the 2018 Oaktree Term Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving the Company or certain of its subsidiaries. The Company is in compliance with event of default clauses under the Debt Arrangements.
Equity Financings
Purchase Agreement with Aspire Capital
On February 10, 2020, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $75.0 million of shares of our common stock over the 24-month term of the Aspire Purchase Agreement on the terms set forth therein. Upon execution of the Aspire Purchase Agreement, we issued and sold to Aspire Capital under the Aspire Purchase Agreement 2,991,027 shares of our common stock at a price per share of $2.5075, for an aggregate purchase price of $7,500,000.
Pursuant to the terms of the Aspire Purchase Agreement, on any business day selected by us, we have the right, but not the obligation, to direct Aspire Capital, by delivering to Aspire Capital a notice (each, a “Purchase Notice”), to purchase on such date (each, a “Purchase Date”) the number of shares of our common stock set forth in the Purchase Notice, in an amount of up to 500,000 shares of our common stock (subject to adjustment for recapitalizations, stock splits and similar matters), for up to $2,000,000 of shares of our common stock in the aggregate (unless otherwise mutually agreed by us and Aspire Capital), at a price per share equal to the lesser of (1) the lowest sale price of our common stock on the Purchase Date, and (2) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive business days ending on the business day immediately preceding the Purchase Date. We and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 4,000,000 shares per business day.

In addition, on any business day on which we deliver a Purchase Notice directing Aspire Capital to purchase at least 500,000 shares of our common stock (subject to any reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar transaction), we have the right, but not the obligation, to direct Aspire Capital, by delivering to Aspire Capital a volume-weighted average purchase notice (each, a “VWAP Purchase Notice”), to purchase on the next business day (each, a “VWAP Purchase Date”) the number of shares of our common stock that is equal to the percentage set forth in the VWAP Purchase Notice (which may not exceed 30%) of the trading volume of our common stock on the Nasdaq Capital Market on such VWAP Purchase Date, subject to a maximum number of shares of our common stock as determined by us in our sole discretion. The price per share for any shares of our common stock purchased under a VWAP Purchase Notice will be equal to the lesser of: (1) the closing sale price of our common stock on the VWAP Purchase Date, and (2) 97% of the volume-weighted average price of our common stock on the Nasdaq Capital Market on the VWAP Purchase Date, subject to certain exceptions.
2019 Registered Direct Offering
In October 2019, we announced the closing of our previously announced registered direct offering of 10,869,566 shares of our common stock and warrants to purchase up to 10,869,566 shares of our common stock, at a combined purchase price of $2.30 per share and related warrant. The net proceeds from this offering were approximately $23.4 million, after deducting the placement agent’s fees and other estimated offering expenses, and were received in October 2019.
Equity Distribution Agreement
In October 2019, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with JMP Securities LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through or to the Sales Agent, as sales agent or principal, up to $75.0 million in shares of our common stock. Effective February 10, 2020, we voluntarily suspended our continuous offering and sale of shares under the Distribution Agreement.
2019 Public Offering of Common Stock and Warrants

In June 2019, we entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering. The net proceeds from this offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.
Universal Shelf Registration
In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2014 Shelf Registration Statement expired on December 6, 2017 when the 2017 Shelf Registration was declared effective. This 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement was a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2018, the Company sold approximately $83.6 million in shares of common stock under the ATM Facility. Subsequently, the ATM Facility was cancelled during the twelve months ended December 31, 2019. As of February 14, 2020, approximately $17.1 million of securities remain available and unallocated for offerings of securities under the 2017 Shelf Registration Statement.
Contingent Considerations
Semnur Pharmaceuticals Acquisition Contingent Consideration
In March 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur, Scilex Holding, Sigma Merger Sub, Inc., the prior wholly-owned subsidiary of Scilex Holding, and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the FDA and the achievement of certain amounts of net sales of Semnur products.
Sofusa Contingent Consideration
On July 2, 2018, we entered into an Asset Purchase Agreement (the “Sofusa Purchase Agreement”) with Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) pursuant to which, among other things, we acquired certain of Kimberly-Clark’s assets related to a micro-needle drug delivery system, including the Sofusa® platform (the “Sofusa Assets”) and related fixed assets, and assumed certain of Kimberly-Clark’s liabilities related to the Sofusa Assets (the “Sofusa Acquisition”). The closing of the Sofusa Acquisition (the “Sofusa Closing”) occurred on July 2, 2018. At the Sofusa Closing, we paid $10 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by us in connection with any license, sale or other grant of rights by us to develop or commercialize the Sofusa Assets (all such additional consideration, the “Sofusa Contingent Consideration”). Under the Sofusa Purchase Agreement, the aggregate amount of the Sofusa Contingent Consideration payable by us will not exceed $300.0 million.
Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $173.0 million for 2019 as compared to $111.8 million for 2018. Net cash used in 2019 reflects a net loss of $363.0 million, which was partially offset by charges related to acquired in-process research and development of $75.3 million, as well as other non-cash reconciling items totaling approximately $114.7 million, primarily related to a loss on debt settlement / extinguishment, non-cash interest expense, loss on derivative liabilities, depreciation and amortization and stock-based compensation. Net cash used in 2018 reflects a net loss of $212.5 million, which was partially offset by non-cash interest expense charges of $52.8 million, as well as other non-cash charges totaling $41.9 million, primarily related to depreciation and amortization, stock based compensation, charges related to acquired IPR&D, loss on debt extinguishment, loss on equity investments and loss on contingent liabilities.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third party agreements.

Cash Flows from Investing Activities. Net cash used for investing activities was $38.2 million for 2019 as compared to $21.2 million for 2018. Our investing activities used $11.4 million to acquire equipment and building improvements, $1.2 million in capital contributions to joint ventures and approximately $17.0 million associated with the acquisition of Semnur-related in-process research and development and related assets during the year ended December 31, 2019. Net cash used in investing activities for 2018 included $11.2 million to acquire equipment and building improvements and $10.0 million for the Sofusa Purchase Agreement. We expect to increase our investment in equipment and implement facility improvements as we seek to expand and progress our research and development capabilities.
Cash Flows from Financing Activities. Net cash provided by financing activities was $78.9 million for 2019 as compared to $326.0 million for 2018. The decrease is primarily attributed to higher proceeds from the issuance of debt in the prior year, which included the convertible notes, Initial Term Loan and Scilex Notes, as well as lower proceeds from the issuance of common stock during the year ended December 31, 2019.
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
Revenue Recognition. Our revenues are generated from license revenues, product revenues, the sale of customized reagents and other materials and contract manufacturing and other services. We do not have significant costs associated with costs to obtain contracts with our customers. Substantially all of our revenues and accounts receivable result from contracts with customers.
License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period, with the exception of license agreements with no remaining performance obligations or undelivered obligations. We apply judgment in determining the timing of revenue recognition related to contracts that include multiple performance obligations. The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. For goods or services for which observable standalone selling prices are not available, we develop an estimated standalone selling price of each performance obligation.
Product and service revenues are comprised of product sales of ZTlido by Scilex Pharma, contract manufacturing associated with sales of customized reagents, materials and supply agreements and contract manufacturing services. Reagents are used for preparing ADCs, these reagents include industrial standard cytotoxins, linkers, and linker-toxins. The contract development services include providing synthetic expertise to customer’s synthesis by delivering them proprietary cytotoxins, linkers and linker-toxins and ADC service using industry standard toxin and antibodies provided by customers.
We recognize revenue when control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract and the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when no significant reversals are expected. (See Note 1 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).
Revenues from product sales is fully comprised of sales of ZTlido. Our performance obligation with respect to sales of ZTlido is satisfied at a point in time, which transfers control upon delivery of product to the customer. We consider control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and we have a present right to payment at that time. We identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2019 was not material.

For product sales, we record gross-to-net sales adjustments for government and managed care rebates, chargebacks, wholesaler and distributor fees, sales returns and prompt payment discounts. Such variable consideration is estimated in the period of the sale and is estimated using a most likely amount approach based primarily upon provisions included in our customer contract, customary industry practices and current government regulations. Contract liabilities are recorded under accrued expenses within our consolidated balance sheet. We consider relevant information when estimating variable consideration such as assessment of our current and anticipated sales and demand forecasts, actual payment history, information from third parties regarding the payor mix for products, specific known market events and trends. We include estimated amounts for such variable consideration in the net sales price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Investments in Other Entities. We hold a portfolio of investments in equity securities that are accounted for under either the equity method or cost method. Investments in entities over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in loss on equity investments.
All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: the magnitude of the impairment and length of time that the estimated market value was below the cost basis; financial condition and business prospects of the investee; our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that we may be aware of related to the investment. We do not report the fair value of our equity investments in non-publicly traded companies because it is not readily determinable. (See Note 1 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).
Debt, Including Debt With Detachable Warrants. Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. We account for debt as liabilities measured at amortized cost and amortize the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. We consider whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Embedded features that require bifurcation are initially and subsequently measured at fair value. See Note 4 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion on the derivative liabilities associated with embedded features in our debt instruments.
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
Acquired In-Process Research and Development Expense. We have acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of a derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combination of Virttu, for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. We commenced amortization of acquired in-process research and development related to the business combination of Scilex Pharma upon commercialization of ZTlido in October 2018. Capitalized in-process research and development will be reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 3 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further discussion of acquired in-process research and development expense related to the Semnur and Sofusa acquisitions).
Contractual Obligations
As of December 31, 2019, our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Scilex Notes (1)	$221,666	$7,543	$33,346	$48,427	$132,350
Oaktree Term Loans (1)	166,450	10,956	21,912	133,582	—
Operating leases	95,532	9,807	19,046	19,652	47,027
Purchase obligations (2)	840	840	—	—	—
Total contractual obligations	$484,488	$29,146	$74,304	$201,661	$179,377

(1) Excludes non-cash interest expense. See Note 9 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
(2) Reflects non-cancelable commitments for planned Scilex Holding inventory purchases under contractual arrangements.

Off-Balance Sheet Arrangements

From our inception through December 31, 2019, we did not engage in any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
Recent Accounting Pronouncements
Refer to Note 1 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk. Our exposure to market risk is confined to our cash and cash equivalents and debt. We have cash and cash equivalents and invest primarily in high-quality money market funds, which we believe are subject to limited credit risk. Due to the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We do not believe that we have any material exposure to interest rate risk arising from our investments and we do not use derivative financial instruments to hedge against interest rate risk.
The fair market value of our Loan Agreement is subject to interest rate risk as a portion of the interest rate fluctuates based on the LIBOR. Generally, the fair market value of the debt will vary as interest rates increase or decrease. We had $120.0 million outstanding under our loan agreement entered into with the Lenders and Oaktree Fund Administration, LLC, at December 31, 2019. The stated interest rate on these borrowings was 9.13% as of December 31, 2019. A hypothetical 100 basis point adverse move in interest rates would increase our annual interest expense by approximately $1.2 million. We have determined that there was no material market risk exposure from such instruments to our consolidated financial position, results of operations or cash flows as of December 31, 2019.
We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 9 in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. For both the Notes and Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.
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
Concentration Risk. During the fiscal year ended December 31, 2019 and 2018, sales to the sole customer and third-party logistics distribution provider of Scilex Pharma, Cardinal Health, represented 100% of the net revenue of Scilex Pharma. This exposes us to concentration of customer risk. We monitor the financial condition of the sole customer of Scilex Pharma, limit our credit exposure by setting credit limits, and did not experience any credit losses for the years ended December 31, 2019 and 2018. As we continue to expand the commercialization of ZTlido, we are not limited to the current customer and have the option of expanding our distribution network with additional distributors through establishing our own affiliates, by acquiring existing third-party business or product rights or by partnering with additional third parties.

Item 8.	Financial Statements and Supplementary Data.
Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.
An evaluation was conducted under the supervision and with the participation of our management, including the CEO and CFO, on the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weaknesses
As disclosed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019, our management previously identified material weaknesses in our internal control over financial reporting related to inadequate evaluation of underlying assumptions associated with the accounting for key terms identified in significant agreements and insufficient accounting resources. During 2019, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified and previously disclosed.
We completed these remediation measures in the quarter ended December 31, 2019, including testing of the design and concluding on the operating effectiveness of the related controls.
Specifically, a Chief Accounting Officer (“CAO”) with the appropriate knowledge and experience was hired. Under the direction from the CFO and CAO, we then implemented enhanced review procedures and documentation standards to monitor and review all unique, complex and/or significant accounting transactions. Additionally, the CAO plays a key role in enhancing the internal communication between senior executive management, accounting personnel, related business owners and external accounting experts in the performance of reviewing significant and complex accounting issues. Our management took further action by completing a robust review of all internal controls to strengthen documentation, validate processes and communicate accountability for performance of internal control responsibilities. Further, the competence of other accounting personnel, including outsourced service providers, was evaluated and necessary adjustments were made. Accordingly, the material weaknesses are considered to be remediated.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our disclosure controls and procedures under this framework, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting at December 31, 2019 has also been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Inherent Limitations over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and directors; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts to address the previously disclosed material weaknesses, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of February 15, 2020, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	55	Chairman of the Board, President and Chief Executive Officer
Dorman Followwill	56	Director
Kim D. Janda, Ph.D.	62	Lead Independent Director
Edgar Lee	43	Director
David Lemus	57	Director
Jaisim Shah	59	Director
Dr. Robin L. Smith	55	Director
Yue Alexander Wu, Ph.D.	56	Director

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

Edgar Lee has served as a director of our Company since December 2019. He founded Oaktree Capital Management, L.P.’s Strategic Credit strategy in 2012. Until September 2019, he served as the strategy’s Portfolio Manager and Managing Director and grew the strategy to over $5 billion in assets. Mr. Lee also served as the Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income II, Inc. (Nasdaq: OCSI). From October 2017 to September 2019, Mr. Lee served as Chief Executive Officer and Chief Investment Officer for Oaktree Specialty Lending Corporation and Oaktree Strategic Income Corporation. From 2007 to 2013, Mr. Lee was a senior investment professional within Oaktree Capital Management, L.P.’s Distressed Debt group and led several of the group’s investments in the healthcare, technology, media and telecommunication industries. Prior to joining Oaktree, Mr. Lee worked within the Investment Banking division at UBS Investment Bank in Los Angeles and within the Fixed Income division at Lehman Brothers Inc. Mr. Lee has served on the board of directors of Neo Performance Materials Inc. (TSX: NEO) since August 2016 and previously served on the boards of directors of Nine Entertainment Co. (ASX: NEC) and Charter Communications, Inc. (Nasadq: CHTR). Mr. Lee received a B.A. degree in economics from Swarthmore College and an M.P.P. from Harvard University.
We believe that Mr. Lee’s investment and investing experience and knowledge of finance and investment banking qualify him to serve on our Board.
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
Dr. Robin L. Smith has served as a director of our Company since December 2019. She has served as partner of BRM Holdings, LLC, a consulting firm, since March 2015. In 2007, Dr. Smith founded The Stem for Life Foundation (SFLF), a nonprofit organization, and has served as Chairman of the Board and President of the Stem for Life Foundation since its inception. The Stem for Life Foundation is now part of the Cura Foundation of which Dr. Smith serves as Chairman of the Board and President. She has been Vice President of the Science and Faith STOQ Foundation in Rome since 2015 and has served as a member of its Board of Directors since 2012. She also co-founded Spiritus Therapeutics, Inc. in 2018 and serves as President and Chairman of the Board. In addition, Dr. Smith has extensive experience serving in executive and board level capacities for various medical enterprises and healthcare-based entities. From 2006 to 2015, Dr. Smith served as Chairman and CEO of Caladrius Biosciences, Inc. (formerly NeoStem Inc.) (Nasdaq: CLBS). She has been Chairman of the board of directors of Mynd Analytics, Inc. (Nasdaq: MYND) since August 2015 and then its successor Emmaus Medical, Inc. (OTC: EMMA) until September 2019, served on the board of directors of Rockwell Medical, Inc. (Nasdaq: RMTI) from June 2016 to November 2019, served on the board of Seelos Therapeutics, Inc. (Nasdaq: SEEL) since January 2019 and served on the board of directors of Celularity, Inc. since August 2019. She has been a member of the Board of Overseers at the NYU Langone Medical Center in New York since 2014, a member of the International Board of Sanford Health since 2016, co-chairman of the Life Sci advisory board on gender diversity since April 2016, a member of the board of directors of Alliance for Regenerative Medicine (ARM) Foundation since 2017 and a co-founder and member of the board of directors of Unite to Prevent Cancer Foundation since 2018. She has served as a voluntary Clinical Associate Professor in the Department of Medicine at the Rutgers, New Jersey Medical School since 2017. She served on the Board of Trustees of the NYU Langone Medical Center from 2006 to 2014 and was on the board of directors of Signal Genetics, Inc. (Nasdaq: SGNL) from July 2014 to February 2016, BioXcel Corporation from August 2015 to June 2017 and ProLung Inc. from February 2017 to July 2018. Dr. Smith received her M.D. from Yale University, an M.B.A. from the Wharton School of Business and a B.A. from Yale University.
We believe that Dr. Smith’s scientific background, as well as Dr. Smith’s broader business development and corporate experience, qualify her to serve on our Board.
Yue Alexander Wu, Ph.D. has served as a director of our Company since August 2016. He was previously President, Chief Executive Officer and Chief Strategy Officer of Crown Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006, until 2017. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a banker with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. (Nasdaq: CASI) since June 2013. Dr. Wu received his Ph.D. in Molecular Cell Biology and his MBA from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China.
We believe that Dr. Wu’s scientific background and business experience qualify him to serve on our Board.

Agreements with Directors
None of our directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business and other than Mr. Lee, who was appointed to our Board pursuant to that certain letter agreement (the “Letter Agreement”) between us and Oaktree Capital Management, L.P. (“Oaktree”) whereby we agreed that our Board would increase the number of members of the Board and, subject to the satisfaction of certain conditions, appoint Mr. Edgar Lee as a member of our Board. We also agreed to nominate Mr. Lee as a director at the 2020 annual meeting of our stockholders and at each subsequent annual meeting during the term of the Letter Agreement. In the event that Mr. Lee resigns as a director or otherwise refuses or is unable to serve as a director during the term of the Letter Agreement, Oaktree may designate a replacement director who will be independent of Oaktree, considered an independent director of under the listing rules of The Nasdaq Stock Market LLC, is mutually agreed upon in writing by us and Oaktree and has a comparable amount of business experience to Mr. Lee. The Letter Agreement will terminate if, at any time, the aggregate principal amount of our term loans held by funds associated with Oaktree is $70.0 million or less.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders that was filed with the SEC on August 14, 2019.

Executive Officers
The names of our executive officers and their ages as of February 15, 2020, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

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

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

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

Role of Compensation Consultant
The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2019, the Compensation Committee re-engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.
In 2019, Compensia undertook the following projects for the Compensation Committee:

•January 2019 - Evaluated the compensation arrangements for the Company’s CEO against a comparable group of similar life sciences companies and its own proprietary data;

•January 2019 - Evaluated the compensation arrangements for the members of the Company’s Board of Directors against a comparable group of similar life sciences companies and its own proprietary data; and

•November 2019 - Evaluated practices with respect to employee stock purchase plans among a comparator group of similar life science companies and its own proprietary data.
With respect to the equity awards granted to our Chief Executive Officer and Chief Financial Officer in April 2019, the comparable group of life sciences companies consisted of the following companies, which were the same companies included in the comparator group of life sciences companies in our peer group in 2018, determined to: (i) generally have similar revenues as us; (ii) generally have similar market capitalization as us, (iii) generally have similar operating income as us, and (iv) generally have the same number of employees as us:

Agenus Inc.	MacroGenics, Inc.

Akebia Therapeutics, Inc.	Momenta Pharmaceuticals, Inc.

ChemoCentryx, Inc.	Omeros Corporation

CytomX Therapeutics, Inc.	PTC Therapeutics, Inc.

Eagle Pharmaceuticals, Inc.	Recro Pharma, Inc.

Inovio Pharmaceuticals, Inc.	Retrophin, Inc.

Keryx Biopharmaceuticals, Inc.	Vanda Pharmaceuticals Inc.

Lexicon Pharmaceuticals, Inc.	Vericel Corporation

In 2019, Compensia reviewed and advised the Compensation Committee on the matters described above.
In setting 2019 compensation, the Compensation Committee reviewed the competitive market analyses provided by Compensia in 2019 and 2018 and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.
With respect to the option awards granted to our Chief Executive Officer and Chief Financial Officer by Scilex Holding Company in June 2019, the decision to grant such options was approved by the disinterested members of the Board of Directors of Scilex Holding Company upon the recommendation of the Compensation Committee of the Board of Directors of Scilex Holding Company, which is comprised solely of independent directors that are also not on our Board or officers or employees of our company. Dr. Ji’s option to purchase 3,016,652 shares of common stock of Scilex Holding Company was approved by our stockholders at our annual meeting of stockholders held on September 20, 2019.

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
The amended and restated employment agreement between us and Dr. Ji, dated May 9, 2017, provides for an annual base salary for Dr. Ji of $600,000, as may be adjusted from time to time. Based on a review of Dr. Ji’s individual performance since joining us in 2006 and the competitive market base pay data for chief executive officers included in our peer group in the May 2018 Report, effective May 29, 2018, the Compensation Committee increased Dr. Ji’s annual base salary from $600,000 to $670,000 with retroactive effect to January 1, 2018. Dr. Ji’s salary was not adjusted, and remained $670,000, during all of 2019.
The offer letter between us and Mr. Shao, our Executive Vice President and Chief Financial Officer, dated March 15, 2018, provides for an annual base salary for Mr. Shao of $450,000, as may be adjusted from time to time. Mr. Shao’s salary was not adjusted, and remained $450,000, during all of 2019.

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

Bonuses
Under the terms of our amended and restated employment agreement with Dr. Ji, Dr. Ji’s target annual bonus is equal to 55% of his annual salary. Our offer letter with Mr. Shao provides that Mr. Shao’s annual target bonus is equal to 35% of his annual salary. Neither Dr. Ji nor Mr. Shao received any accrued annual bonuses for 2018.
As of the date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2019. We expect the Compensation Committee to assess 2019 performance and determine the 2019 annual bonus awards for our executive officers on or about August 2020. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2019 annual bonus amounts within four business days after the Compensation Committee has assessed 2019 performance and determined the 2019 annual bonus awards for our named executive officers.

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
In April 2019, the Compensation Committee determined to grant to Dr. Ji and Mr. Shao a long-term equity based incentive in the form of options to purchase 1,500,000 shares of our common stock and 200,000 shares of our common stock, respectively. The Compensation Committee considered the competitive market analyses provided by Compensia in 2018 and 2019 and other data, including the fact that no annual bonuses were awarded to Dr. Ji or Mr. Shao for 2018, in determining the number of options granted to our named executive officers in April 2019. It is our view that option based awards best align with the interest of our stockholders. In addition, in June 2019, Scilex Holding Company granted to Dr. Ji and Mr. Shao an option to purchase 3,016,652 and 200,000 shares of its common stock, respectively. Dr. Ji’s option to purchase shares of Scilex Holding Company provided that Dr. Ji would forego and relinquish his right to receive the option if it was not approved by our stockholders. Our stockholders approved the grant of the option at the annual meeting of stockholders held on September 20, 2019. The equity awards granted by us and Scilex Holding Company to our named executive officers in 2019 are set forth in the 2019 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2019 table contained herein.
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

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2018 annual meeting of stockholders, held on August 24, 2018, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 90% of the votes cast in favor of the fiscal 2017 compensation of our named executive officers. In setting fiscal 2019 compensation, we considered the outcome of the Say-on-Pay Vote during our 2018 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions
In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.
Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year. For tax years ending prior to December 31, 2017, compensation in excess of $1 million could only be deducted if it was “performance-based compensation” within the meaning of Section 162(m) of the Code or qualified for one of the other exemptions from the deduction limit. The exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers (which now also includes our Chief Financial Officer) in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, while we are mindful of the benefit of the full deductibility of compensation, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee may authorize compensation payments that are not fully tax deductible if we believe that such payments are appropriate to attract and retain executive talent or meet other business objectives.

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

Compensation Risk Management
We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us for the following reasons:

•We structure our compensation to consist of base salary, variable pay, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our variable pay and equity-based pay programs are designed to reward both short- and long-term corporate performance. For short-term performance, our variable pay programs are designed to motivate employees to achieve overall goals. For long-term performance, our stock option awards generally vest over four years and are only valuable if our stock price increases over time. We believe that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.
•Our bonus program has been structured around attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.
SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer at any time during fiscal year 2019 and each person who served as our principal financial officer at any time during fiscal year 2019 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary($)		Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total($)
Henry Ji, Ph.D.	2019	781,400	(4)	*	7,320,203	12,790	8,114,393
Chairman of the Board, Chief	2018	670,000		—	3,832,500	—	4,502,500
Executive Officer and President	2017	600,000		—	945,000	—	1,545,000
Jiong Shao	2019	450,000		*	776,220	6,174	1,232,394
Executive Vice President and	2018	356,250		—	2,993,000	—	3,349,250
Chief Financial Officer(5)

(1) Does not include for 2019 the amount of any annual bonuses that may be awarded to our named executive officers as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2019. See “-Elements of Compensation-Variable Pay-2019 Bonuses” above for a discussion of the target bonus amounts for each named executive officer for fiscal year 2019. We expect the Compensation Committee to assess 2019 performance and determine the 2019 annual bonus awards for our executive officers on or about August 2020. Dr. Ji may also be entitled to receive a bonus from Scilex Holding Company in connection with his role as it Executive Chairperson; however, the amount of any such bonus has not yet been determined. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2019 annual bonus amounts within four business days after the Compensation Committee has assessed 2019 performance and determined the 2019 annual bonus awards for our named executive officers.

(2) These amounts represent the aggregate grant date fair value of awards for grants of options to purchase shares of our common stock and, for 2019, options to purchase shares of Scilex Holding Company, to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 11 to the financial statements included in this Annual Report on Form 10-K. These amounts represent the aggregate grant date fair value of awards for grants of options and warrants to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718.
(3) Comprised of payments for executive disability benefits.

(4) Comprised of $670,000 of salary paid by us and $111,400 of salary payable by Scilex Holding Company for Dr. Ji’s role as its Executive Chairperson. This compensation payable by Scilex Holding Company was approved by our stockholders at the annual meeting of stockholders held on September 20, 2019.

(5) Mr. Shao’s employment with the Company commenced in March 2018.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2019
The following table shows for fiscal year 2019, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer(1)	Grant Date		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price Per Share ($ / Share)	Grant Date Fair Value of Option Awards ($)(1)
Henry Ji, Ph.D.	4/14/2019		1,500,000	3.78	4,530,000
	9/20/2019	(2)	3,016,652	1.16	2,790,203
Jiong Shao	4/14/2019		200,000	3.78	604,000
	6/13/2019	(2)	200,000	1.16	171,820

(1) The amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amounts are described in Note 11 to our financial statements included in this Annual Report on Form 10-K. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2) Represents options granted by our subsidiary, Scilex Holding Company.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2019. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2019:

	Option Award
Name	Option Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date

Henry Ji, Ph.D.	2/6/2012	(2)	1/1/2012	10,000	—	4.00	2/6/2022
	10/29/2013	(3)	10/1/2013	101,000	—	8.40	10/29/2023
	10/7/2014	(3)	10/7/2014	100,000	—	4.32	10/7/2024
	2/24/2015	(4)	2/24/2015	80,000	—	12.78	2/24/2025
	2/24/2015	(3)	2/24/2015	80,000	—	12.78	2/24/2025
	3/11/2016	(3)	3/11/2016	93,750	6,250	5.79	3/11/2026
	8/12/2016	(3)	8/12/2016	250,000	50,000	6.52	8/12/2026
	9/14/2017	(3)	9/14/2017	421,875	328,125	1.80	9/14/2027
	5/17/2018	(3)	5/17/2018	296,875	453,125	7.20	5/17/2028
	4/14/2019	(3)	4/14/2019	—	1,500,000	3.78	4/14/2029
	6/6/2019	(3)(5)	3/18/2019	—	3,016,652	1.16	6/6/2029
Jiong Shao	3/16/2018	(3)	3/16/2018	87,500	112,500	7.75	3/16/2028
	3/16/2018	(6)	3/16/2018	—	300,000	7.75	3/16/2028
	11/26/2018	(3)	11/26/2018	27,083	72,917	3.57	11/26/2028
	4/14/2019	(3)	4/14/2019	—	200,000	3.78	4/14/2029
	6/13/2019	(5)	3/18/2019	—	200,000	1.16	6/13/2029

(1) Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.

(2) Shares subject to the option vested 25% on each one year anniversary of the Vesting Commencement Date.

(3) Shares subject to the option vest and become exercisable over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter.

(4) 62.5% of the shares subject to the option vested over a four-year period, with 1/4 of the shares vesting on the first anniversary of the Vesting Commencement Date, and 1/48 of the shares vesting following each one-month period of the participant’s continued employment or service with the Company thereafter. The remaining 37.5% of the shares subject to the option vested upon the consummation of a certain strategic transaction.

(5) Represents options granted by our subsidiary, Scilex Holding Company.

(6) This option will vest, subject to Mr. Shao’s continued employment with the Company, upon the date our common stock becomes listed on The Stock Exchange of Hong Kong Limited.

OPTION EXERCISES AND STOCK VESTED
There were no stock options exercised by our named executive officers during the fiscal year ended December 31, 2019.
PENSION BENEFITS, NONQUALIFIED DEFINED CONTRIBUTION AND OTHER
NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during fiscal 2019. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employment, Severance, Separation and Change in Control Agreements

Chief Executive Officer Amended and Restated Employment Agreement
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

Employment Agreements with Other Executive Officers and Former Executive Officers

Jiong Shao

On March 16, 2018, we entered into an offer letter with Mr. Shao. Pursuant to the offer letter, Mr. Shao’s annualized salary is $450,000, as may be adjusted from time to time, and he will be eligible to receive an annual performance bonus of up to 35% of his base salary. Pursuant to the offer letter, we granted Mr. Shao an option to purchase 200,000 shares of our common stock (under our Amended and Restated 2009 Stock Incentive Plan), which will vest, subject to Mr. Shao’s continued employment with the Company, over a four year period, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and 1/48th of the shares subject to the option vesting each month thereafter. We also granted Mr. Shao a second option to purchase 300,000 shares of our common stock under the Plan, which will vest, subject to Mr. Shao’s continued employment with the Company, upon the date our common stock becomes listed on The Stock Exchange of Hong Kong Limited.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2019 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2019 (the last trading day of the year). The closing price of our common stock, as reported on the Nasdaq Capital Market, was $3.38 on December 31, 2019. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.

Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal Outside of Change of Control Window		By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non-Renewal During Change of Control Window

Cash Payments	$781,400		$1,562,800
Continuation of Benefits	26,859		53,718
Value of Option Shares Accelerated	296,250	(1)	518,438	(2)
Total Cash Benefits and Payments	$1,098,636		$2,362,122

(1) Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2019, the vesting of which would be accelerated.

(2) Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2019, the vesting of which would be accelerated.

Jiong Shao

Mr. Shao’s offer letter does not provide for payments or benefits upon termination or a change in control.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2019 for services to our company:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Dorman Followwill	83,093	211,400		—		294,493
Kim D. Janda, Ph.D.	97,250	211,400		24,000		332,650
Edgar Lee	—	215,250		—		215,250
David Lemus	80,000	211,400		—		291,400
Jaisim Shah	65,750	10,576,756	(2)	328,630	(3)	10,971,136
Dr. Robin L. Smith	2,366	222,750		—		225,116
Yue Alexander Wu, Ph.D.	90,000	211,400		—		301,400

(1) These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2019, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2019. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 11 to the financial statements included in this Annual Report on Form 10-K. As of December 31, 2019, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Followwill - 140,000; Dr. Janda - 272,400; Mr. Lee - 75,000; Mr. Lemus - 140,000; Mr. Shah - 445,000; Dr. Smith - 75,000; and Dr. Wu - 175,000.

(2) Includes the grant date fair value of an option to purchase 12,066,608 shares of common stock of Scilex Holding Company that was granted to Mr. Shah by Scilex Holding Company on June 6, 2019.

(3) Comprised solely of salary paid by Scilex Holding Company to Mr. Shah in connection with his service as President and Chief Executive Officer of Scilex Holding Company.

Outside Director Compensation Policy

Our outside director compensation policy provides that each non-executive director is entitled to receive a $55,000 annual cash retainer, with the amount being increased to $78,000 for any Lead Director and $100,000 for any Board chairman. Further, the chairman of each of our Audit, Compensation and Transaction Committees receives an additional annual cash retainer of $25,000. Other members of our Audit, Compensation and Transaction Committees receive an additional cash retainer of $10,000. In addition, each non-executive director will be entitled to receive an annual grant of a stock option to purchase 70,000 (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Followwill and Dr. Wu. Dr. Wu serves as the Chairperson of the Compensation Committee. Prior to March 18, 2019, our Compensation Committee was comprised of Messrs. Followwill and Shah and Dr. Wu. During 2019, none of Messrs. Followwill or Shah or Dr. Wu was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K, except with respect to Mr. Shah’s relationship to Semnur Pharmaceuticals, Inc. as disclosed under the heading “Transactions with Related Persons- Semnur Pharmaceuticals, Inc. Acquisition” in Item 13 of this Annual Report on Form 10-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

Pay Ratio Disclosure

As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2019. We expect the Compensation Committee to assess 2019 performance and determine the 2019 annual bonus award and actual total compensation for our Chief Executive Officer on or about August 2020. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2019 performance and determined the 2019 annual bonus awards and actual total compensation for our Chief Executive Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of February 14, 2020, with respect to the beneficial ownership of shares of our common stock by:

•each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of February 14, 2020. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 181,340,344 shares of common stock outstanding as of February 14, 2020, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 14, 2020, which is 60 days after February 14, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	6,306,625	(1)	3.4%
Jiong Shao, Executive Vice President and Chief Financial Officer	183,333	(2)	*
Dorman Followwill, Director	104,213	(3)	*
Dr. Kim Janda, Lead Independent Director	229,483	(4)	*
Edgar Lee, Director	18,750	(2)	*
David Lemus, Director	102,083	(2)	*
Jaisim Shah, Director	519,716	(5)
Dr. Robin L. Smith, Director	38,750	(6)	*
Dr. Yue Alexander Wu, Director	142,083	(7)	*
All Current Officers and Directors as a Group (9 persons)	7,645,036	(8)	4.1%

5% Stockholders:
Asia Pacific MedTech (BVI) Limited	15,317,632	(9)	8.4%
China In Shine Investment Limited	12,000,259	(10)	6.5%
Famous Sino Limited	10,590,722	(11)	5.8%

* Less than 1%.
(1) Comprised of (i) 2,045,807 shares of common stock held directly, (ii) 2,271,693 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iii) 40,000 shares of common stock held directly by Dr. Ji’s wife, and (iv) 1,949,125 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.
(2) Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(3) Comprised of (i) 2,130 shares of common stock held directly, and (ii) 102,083 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(4) Comprised of (i) 3,000 shares of common stock held directly, and (ii) 226,483 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(5) Comprised of (i) 112,633 shares of common stock held directly, and (ii) 407,083 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(6) Comprised of (i) 20,000 shares of common stock held directly, and (ii) 18,750 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(7) Comprised of (i) 5,000 shares of common stock held directly, and (ii) 137,083 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 14, 2020.
(8) Comprised of shares included under “Named Executive Officers and Directors”.
(9) The indicated ownership is based on a Schedule 13G/A filed with the SEC by Asia Pacific MedTech (BVI) Limited (“Asia Pacific”) on February 10, 2020. According to the Schedule 13G/A, as of December 31, 2019, the Asia Pacific holds directly 14,604,620 shares of common stock and warrants to purchase an aggregate of 713,012 shares of common stock. Nana Gu is the sole director and sole shareholder of Asia Pacific and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by Asia Pacific. The principal business address of Asia Pacific and Miss Gu is c/o Offshore Incorporations Limited, P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(10) The indicated ownership is based on a Schedule 13G/A filed with the SEC on February 10, 2020 by China In Shine Investment Limited (“China In Shine). According to the Schedule 13G/A, as of December 31, 2019, China In Shine holds directly 9,026,017 shares of common stock and warrants to purchase an aggregate of 2,974,242 shares. Chit Fung is the sole director of China In Shine and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by China In Shine. The principal business address of China In Shine and Chit Fung is 18/F, Des Voeux Road West, Hong Kong.

(11) The indicated ownership is based on a Schedule 13G/A filed with the SEC on February 10, 2020 by Famous Sino Limited (“Famous Sino”). According to the Schedule 13G/A, as of December 31, 2019, Famous Sino holds directly 7,766,480 shares of common stock and warrants to purchase an aggregate of 2,824,242 shares of common stock. Guangze Wu is the sole director of Famous Sino and may be deemed to have voting and dispositive power over the shares, the warrants and the convertible promissory note held by Famous Sino. The principal business address of Famous Sino and Guangze Wu is Flat B, 1/F, Tower 1, Dynasty Court, No. 23 Old Peak Road, Hong Kong.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2019. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	14,586,661	$4.36	7,146,200	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	14,586,661	$4.36	7,146,200

(1) Comprised of the 2019 Stock Incentive Plan and Amended and Restated 2009 Stock Incentive Plan.

(2) Comprised solely of shares available for future issuance under the 2019 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with Related Persons

The following is a description of transactions or series of transactions since January 1, 2019, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Item 11 of this Annual Report on Form 10-K.

Semnur Pharmaceuticals, Inc. Acquisition
On March 18, 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. Scilex Holding Company (“Scilex Holding"), Sigma Merger Sub, Inc., the prior wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of Scilex Holding.
Immediately prior to the closing of the Merger, we and each of the other holders of outstanding shares of capital stock of Scilex Pharma, our majority-owned subsidiary, contributed each share of Scilex Pharma capital stock that we or it owned to Scilex Holding in exchange for one share of Scilex Holding common stock (the “Contribution”). In connection with the Contribution, we provided Scilex Holding with a loan with an initial principal amount of $16.5 million in the form of a note payable, which loan was used to fund the acquisition of Semnur. As a result of the Contribution, Scilex Pharma became a wholly-owned subsidiary of Scilex Holding and we became the owner of approximately 77% of Scilex Holding’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million. The upfront consideration was comprised of the following: (a) a cash payment of approximately $15.0 million, and (b) $55.0 million of shares of Scilex Holding common stock (47,039,315 shares issued, 352,972 shares issuable and up to 99,190 shares issuable contingent upon such shares being release from escrow, valued at $1.16 per share) (the “Stock Consideration”).
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
A portion of the cash consideration otherwise payable to the Semnur Equityholders was set aside for expenses incurred by the Equityholders’ Representative, and 4,749,095 shares of Scilex Holding common stock otherwise issuable to Semnur Equityholders were placed in escrow with a third party as security for the indemnification obligations of the Semnur Equityholders under the Merger Agreement, including in respect of breaches of representations and warranties of Semnur included in the Merger Agreement. The Semnur Equityholders that receive the Stock Consideration were required to sign an exchange and registration rights agreement with us (the “Exchange Agreement”), which is further described below.
Following the issuance of the Stock Consideration, our ownership in Scilex Holding was diluted to approximately 58% of Scilex Holding’s issued and outstanding capital stock. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions contained therein, Scilex Holding also agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, which is comprised of a $40.0 million payment that will be due upon obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (the “FDA”) and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products as follows: (a) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (b) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (c) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product, and (d) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product.

Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Merger (the “Merger Closing”), 100% of the outstanding equity of Scilex Holding has not been acquired by a third party and Scilex Holding has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding capital stock on a major stock exchange that meets certain requirements and includes the Stock Consideration, then holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the Merger Closing (the “Share Exchange”), the Stock Consideration for shares of our common stock with a value of $55.0 million based on a price per share of our common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of our common stock as reported on The Nasdaq Stock Market LLC as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).
Pursuant to the terms of the Exchange Agreement, and subject to the limitations contained therein, within 30 days following consummation of the Share Exchange (if it occurs at all), we agreed to prepare and file with the SEC a registration statement to enable the public resale on a delayed or continuous basis of the shares of our common stock issued in the Share Exchange (the “Registration Statement”) and use our commercially reasonable efforts to maintain the effectiveness of such Registration Statement for up to three years thereafter. In the Exchange Agreement, we have also agreed to indemnify the applicable Semnur Equityholders and their affiliates for certain liabilities related to such Registration Statement, including certain liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Jaisim Shah, a member of our Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.
Shah Assignment Agreement

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

2018 Purchase Agreements and Indenture for Scilex Pharmaceuticals Inc.

On September 7, 2018, Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into purchase agreements (the “2018 Purchase Agreements”) with certain investors (the “Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Purchasers senior secured notes due 2026 (the “Scilex Notes”) with an aggregate principal of $224.0 million for an aggregate purchase price of $140.0 million (the “Offering”). In connection with the Offering, Scilex Pharma also entered into an indenture governing the Scilex Notes (the “Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture. The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido® (lidocaine topical system) 1.8% for the prior fiscal quarter, beginning on February 15, 2019. Pursuant to the terms of the Indenture, the percentage of net sales payable and the aggregate principal amount due are subject to increase if certain conditions are not met.

Certain entities affiliated with Oaktree purchased $80 million aggregate principal amount of the Scilex Notes in the Offering. Mr. Lee was a Managing Director at Oaktree at the time of the Offering.

Oaktree Term Loan Agreement

On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into that certain Term Loan Agreement, dated as of November 7, 2018, by and among the Company, the Guarantors, certain funds affiliated with Oaktree Capital Management, L.P. (“Oaktree” and such funds, the “Lenders”) and the Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), as administrative and collateral agent (the “Original Loan Agreement”), for an initial term loan of $100.0 million on November 7, 2018 (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and the satisfaction of certain customary conditions (the “Conditional Loan”). In connection with the Original Loan Agreement, we and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement

provides that the Initial Loan and the Conditional Loan are secured by substantially all of our and the Guarantors’ assets and a pledge of 100% of the equity interests in other entities that each of us and the Guarantors holds (subject to certain exceptions and other than equity interests held by us or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests).

In connection with the Original Loan Agreement, on November 7, 2018, we issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are exercisable from May 7, 2019 through May 7, 2029 and are exercisable solely on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants, in which case the Initial Warrants shall also be exercisable on a cashless exercise basis.

On May 3, 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “First Amendment” and the Original Loan Agreement, as amended by the First Amendment the “Loan Agreement”). Under the terms of the First Amendment, among other things, on May 3, 2019, the Lenders loaned to us $20.0 million of the Conditional Loan in the form an additional term loan of $20.0 million on May 3, 2019 (the “Early Conditional Loan”, and together, with the Initial Loan, the “Term Loans”), notwithstanding that the commercial and financial milestones had not occurred. The Initial Loan will mature on November 7, 2023. The Early Conditional Loan will mature on May 3, 2020. The Term Loans may be prepaid by us, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans, we have agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid amounting to approximately $1.5 million. The Loan Agreement provided that, in the event of an optional prepayment of all or any portion of the Term Loans prior to November 7, 2021, we would be obligated to pay a prepayment fee in an amount equal to the amount of interest that would have been paid on the principal amount of the Term Loans being prepaid for the period from and including the date of such prepayment to, but excluding, November 7, 2021, based on the interest rate in effect on the date of any such prepayment (the “Make-Whole Payment”), plus 3% of the principal amount of the Term Loans being so prepaid.

In connection with the First Amendment, on May 3, 2019, we issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of our common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are exercisable from November 3, 2019 through November 3, 2029 and are exercisable solely on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the 2019 Warrants, in which case the 2019 Warrants shall also be exercisable on a cashless exercise basis.

We pay Oaktree an annual fee of $100,000 for certain advisory services provided to our Board and an annual fee of $100,000 for certain advisory services provided to the Board of Directors of Scilex Holding Company.

On December 6, 2019, we, the Guarantors, the Lenders and the Agent entered into an amendment (the “Second Amendment”) to the Loan Agreement. Under the terms of the Second Amendment, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee will be equal to 3% of the principal amount of the Term Loans being prepaid, and we will not be required to pay any Make-Whole Payment. Pursuant to the Second Amendment, we also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by us of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account will be $10.0 million if we make an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

In connection with the Second Amendment, on December 6, 2019, we paid the Lenders certain fees of $1.2 million in the aggregate and issued to the Lenders warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock (the “Warrants”). The Warrants have an exercise price per share of $3.26, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from June 6, 2020 through June 6, 2030 and will be exercisable solely on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants (the “Warrant Shares”), in which case the Warrants shall also be exercisable on a cashless exercise basis.

In connection with the Second Amendment, on December 6, 2019, we and the Lenders entered into an amendment (the “RRA Amendment” and, together with the Amendment and the Warrants, the “Transaction Documents”) to that certain Registration Rights Agreement, dated as of November 7, 2018, as amended by that certain Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among us and the persons party thereto. Under the terms of the RRA Amendment, we agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Warrant Shares by no later than the 45th day following the issuance of the Warrants.

In connection with the Second Amendment, on December 6, 2019, we and Oaktree entered into a letter agreement (the “Letter Agreement”) pursuant to which we agreed that our Board would increase the number of members of our Board and, subject to the satisfaction of certain conditions, appoint Mr. Edgar Lee as a member of our Board. We also agreed that our Board will nominate Mr. Lee as a director at the 2020 annual meeting of our stockholders and at each subsequent annual meeting during the term of the Letter Agreement. In the event that Mr. Lee resigns as a director or otherwise refuses or is unable to serve as a director during the term of the Letter Agreement, Oaktree may designate a replacement director who will be independent of Oaktree, considered an independent director under the listing rules of The Nasdaq Stock Market LLC, is mutually agreed upon in writing by us and Oaktree and has a comparable amount of business experience to Mr. Lee. The Letter Agreement will terminate if, at any time, the aggregate principal amount of the Term Loans held by funds associated with Oaktree is $70.0 million or less.

Mr. Lee was a Managing Director at Oaktree, which is the manager of each of the Lenders, during each of the above transactions. In addition, Oaktree is the parent of OCM Investments LLC, which is the investment manager of each of the Lenders. Mr. Lee was the Chairman of the Board of Directors, Chief Executive Officer and Chief Investment Officer of Oaktree Strategic Income II, Inc., which is one of the Lenders, during each of the above transactions. Mr. Lee was the Chief Executive Officer and Chief Investment Officer for Oaktree Specialty Lending Corporation, which is the sole owner and managing member of OCSL SRNE, LLC, which is one of the Lenders, during each of the above transactions.

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

	Year Ended December 31
	2019	2018
Audit Fees (1)	$3,109,209	$2,213,739
Audit-Related Fees	—	—
Tax Fees (2)	778,648	827,152
All Other Fees	—	—
Total Fees	$3,887,857	$3,040,891

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
(a)(1) Financial Statements
Reference is made to the Index to Consolidated Financial Statements of Sorrento Therapeutics, Inc. appearing on page F-1 of this Annual Report on Form 10-K.
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

2.5*
Agreement and Plan of Merger, dated as of March 18, 2019, by and among Sorrento Therapeutics, Inc., Semnur Pharmaceuticals, Inc., Scilex Holding Company, Sigma Merger Sub, Inc. and Fortis Advisors LLC, solely as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 7, 2019, by and between Scilex Holding Company and Fortis Advisors LLC, solely as the Equityholders’ Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019).

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

4.4
Warrant Agreement, dated November 23, 2016, issued to Hercules Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 29, 2016).

4.5
Registration Rights Agreement, dated April 27, 2017, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2017).

4.6
Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 11, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2017).

4.7
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

4.9
Registration Rights Agreement, dated June 13, 2018, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

4.10
Form of Warrant, dated November 7, 2018, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

4.11
Registration Rights Agreement, dated November 7, 2018, by and among Sorrento Therapeutics, Inc. and the parties identified on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

4.12
Agreement and Consent, dated November 7, 2018, by and among Sorrento Therapeutics, Inc. and the Warrant Holders party thereto (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

4.13
Exchange and Registration Rights Agreement, dated as of March 18, 2019, by and among Sorrento Therapeutics, Inc. and the stockholders and stock option holders of Semnur Pharmaceuticals, Inc. set forth on Schedule A thereto, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

4.14	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.15
Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.16	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.17	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.18	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2019).

4.20
Note Conversion Agreement, dated as of November 8, 2019, by and among Sorrento Therapeutics, Inc. and the holders of convertible notes issued by Sorrento Therapeutics, Inc. as is set forth on Exhibit A thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019).

4.21	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

4.22
Amendment No. 2 to the Registration Rights Agreement, dated as of December 6, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

4.23	Description of Securities of Sorrento Therapeutics, Inc.

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

10.12
Letter Agreement, dated June 30, 2016, among Chan Soon-Shiong Family Foundation, Cambridge Equities, L.P. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.13
Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.14
First Amendment to Office Lease, dated October 19, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.15±
Amended and Restated Employment Agreement between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. dated May 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.16+
Contribution Agreement, dated as of June 12, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017).

10.17+
Amendment No. 1 to Contribution Agreement, dated as of June 30, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017).

10.18
Amendment No. 2 to Contribution Agreement, dated as of August 10, 2017, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Celularity, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017).

10.19
Offer Letter, dated March 15, 2018, by and between Sorrento Therapeutics, Inc. and Jiong Shao (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2018).

10.20+
Indenture and form of Note issued thereunder, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., as issuer, Sorrento Therapeutics, Inc., as parent guarantor, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.21
Form of Purchase Agreement, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.22
Collateral Agreement, dated as of September 7, 2018, by and between Scilex Pharmaceuticals Inc. and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.23+
Irrevocable Standby Letter of Credit, dated September 7, 2018, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.24+
Term Loan Agreement, dated November 7, 2018, by and among Sorrento Therapeutics, Inc., certain subsidiaries of Sorrento Therapeutics, Inc., the lenders party thereto and Oaktree Fund Administration, LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.25
Lease Agreement, dated November 13, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.26†^
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

10.27#	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 23, 2019).

10.28
Equity Distribution Agreement, dated as of October 1, 2019, by and between Sorrento Therapeutics, Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.29^
Omnibus Amendment No. 1 to Indenture and Letter of Credit, dated as of October 1, 2019, by and among Scilex Pharmaceuticals, Inc., Sorrento Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the senior secured notes due 2026 and the holders of such securities listed on the signature pages (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 1, 2019).

10.30†
Form of Securities Purchase Agreement, dated October 7, 2019, by and between Sorrento Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on October 8, 2019).

10.31
Note Conversion Agreement, dated as of November 8, 2019, by and among Sorrento Therapeutics, Inc. and the holders of convertible notes issued by Sorrento Therapeutics, Inc. as is set forth on Exhibit A thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019).

10.32^
Amendment No.2 to Term Loan Agreement, dated as of December 6, 2019, by and among Sorrento Therapeutics, Inc., certain subsidiaries of Sorrento Therapeutics, Inc., as guarantors, certain funds affiliated with Oaktree Capital Management, L.P. and Oaktree Fund Administration, LLC.

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

+	The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

±	Management contract or compensatory plan.

^	Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.
†	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule Number	Description
II	Valuation and Qualifying Accounts

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Reserves Acquired	Additions	Deductions	Balance at End of Period
Fiscal Year 2019:
Income tax valuation allowance	74,970	—	73,170	—	148,140
Total	$74,970	$—	$73,170	$—	$148,140
Fiscal Year 2018:
Income tax valuation allowance	43,405	—	31,565	—	74,970
Total	$43,405	$—	$31,565	$—	$74,970
Fiscal Year 2017:
Income tax valuation allowance	81,039	797	—	(38,431)	43,405
Total	$81,039	$797	$—	$(38,431)	$43,405

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2020	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji
Henry Ji, Ph.D. Chairman of the Board of Directors, Chief Executive Officer & President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Henry Ji, Ph.D., and Jiong Shao, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Henry Ji, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer	March 2, 2020
Henry Ji, Ph.D.	& President (Principal Executive Officer)
/s/ Jiong Shao	Chief Financial Officer	March 2, 2020
Jiong Shao	(Principal Financial and Accounting Officer)
/s/ Dorman Followwill	Director	March 2, 2020
Dorman Followwill
/s/ Yue Alexander Wu	Director	March 2, 2020
Yue Alexander Wu, Ph.D.
/s/ Kim D. Janda, Ph.D.	Director	March 2, 2020
Kim D. Janda, Ph.D.
/s/ Jaisim Shah	Director	March 2, 2020
Jaisim Shah
/s/ David Lemus	Director	March 2, 2020
David Lemus
/s/ Edgar Lee	Director	March 2, 2020
Edgar Lee
/s/ Robin L. Smith	Director	March 2, 2020
Robin Smith

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of
Sorrento Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sorrento Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs regarding a substantial doubt about the Company’s ability to continue as a going concern and the Company’s adoption of a new accounting standard.

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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of
Sorrento Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s negative working capital, recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 2, 2020

We have served as the Company's auditor since 2016.

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$22,521	$158,738
Restricted cash	13,098	9,592
Accounts receivables, net	14,454	3,833
Inventory	3,362	2,898
Income tax receivable	59	526
Prepaid expenses and other	14,094	3,977
Total current assets	67,588	179,564
Property and equipment, net	29,888	24,384
Operating lease right-of-use assets	46,384	—
Intangibles, net	63,308	66,283
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	25,233	27,980
Restricted cash	45,150	45,000
Other, net	4,775	5,570
Total assets	$557,632	$624,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,630	$13,817
Accrued payroll and related benefit	15,914	10,236
Accrued expenses	18,728	13,403
Current portion of deferred revenue	3,643	2,703
Current portion of derivative liabilities	8,800	—
Current portion of operating lease liabilities	3,322	—
Acquisition consideration payable	908	11,312
Current portion of debt	36,261	10,150
Total current liabilities	115,206	61,621
Long-term debt, net of discount	199,088	223,136
Deferred tax liabilities, net	9,043	9,416
Deferred revenue	114,389	116,274
Derivative liabilities	35,000	—
Operating lease liabilities	52,111	—
Other long-term liabilities	39	6,140
Total liabilities	$524,876	$416,587
Commitments and contingencies (Note 12)
Equity:
Sorrento Therapeutics, Inc. equity
Common stock, $0.0001 par value; 750,000,000 shares authorized and 167,798,120 and 122,280,092 shares issued and outstanding at December 31, 2019 and 2018, respectively	18	13
Additional paid-in capital	788,122	626,658
Accumulated other comprehensive income	(270)	15
Accumulated deficit	(659,818)	(367,750)

Treasury stock, 7,568,182 shares and 7,568,182 shares at cost at December 31, 2019 and 2018, respectively	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	78,588	209,472
Noncontrolling interests	(45,832)	(1,972)
Total equity	32,756	207,500
Total liabilities and equity	$557,632	$624,087
See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except for per share amounts)

	2019	2018	2017
Revenue:
Net product revenue	$21,974	$5,873	$553
Service revenue	9,458	15,320	151,303
Total revenue	31,432	21,193	151,856
Operating costs and expenses:
Cost of product sold	5,933	1,476	—
Cost of services	6,304	5,584	3,945
Research and development	106,879	76,963	55,532
Acquired in-process research and development	75,301	11,304	26,102
Selling, general and administrative	103,557	63,638	38,332
Intangible amortization	3,941	3,009	2,610
(Gain) Loss on contingent liabilities and acquisition consideration payable	(11,090)	9,644	—
Total operating costs and expenses	290,825	171,618	126,521
(Loss) income from operations	(259,393)	(150,425)	25,335
(Loss) gain on derivative liabilities	(36,792)	2,830	—
Loss on foreign currency exchange	(330)	(1,243)	(178)
Loss on trading securities	(203)	(144)	(665)
Interest expense	(36,139)	(57,631)	(4,980)
Interest income	1,091	921	241
Loss on debt settlement / extinguishment	(27,810)	(8,089)	(4,275)
Loss on receivable	—	—	(163)
Loss before income tax	(359,576)	(213,781)	15,315
Income tax benefit	(473)	(6,274)	(36,038)
Loss on equity method investments	(3,909)	(5,019)	(40,244)
Net (loss) income	(363,012)	(212,526)	11,109
Net (loss) income attributable to noncontrolling interests	(70,944)	(8,986)	1,977
Net (loss) income attributable to Sorrento	$(292,068)	$(203,540)	$9,132
Net (loss) income per share - basic per share attributable to Sorrento	$(2.20)	$(1.92)	$0.13
Net (loss) income per share - diluted per share attributable to Sorrento	$(2.35)	$(1.92)	$0.13
Weighted-average shares outstanding during period - basic per share attributable to Sorrento	132,732	106,150	69,742
Weighted-average shares outstanding during period - diluted per share attributable to Sorrento	140,514	106,150	70,381
 See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except for share amounts)

	2019	2018	2017
Net (loss) income	$(363,012)	$(212,526)	$11,109
Other comprehensive income:
Foreign currency translation adjustments	(285)	(227)	360
Total other comprehensive (loss) income	(285)	(227)	360
Comprehensive (loss) income	(363,297)	(212,753)	11,469
Comprehensive (loss) income attributable to noncontrolling interests	(70,944)	(8,986)	1,977
Comprehensive (loss) income attributable to Sorrento	$(292,353)	$(203,767)	$9,492
See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except for share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2016	50,882,856	$6	7,568,182	$(49,464)	$303,865	$(118)	$(174,252)	$6,465	$86,502
Scilex acquisition adjustment	—	—			(627)			(1,400)	(2,027)
Issuance of common stock for public placement and investments, net	30,468,700	3	—	—	57,925	—	—	—	57,928
Beneficial conversion feature recorded on convertible notes	—	—	—	—	32,062	—	—	—	32,062
Warrants issued in connection with convertible notes	—	—	—	—	12,669	—	—	—	12,669
Issuance of common stock for business combinations	1,552,011	—	—	—	3,055	—	—	—	3,055
Stock-based compensation	—	—	—	—	4,952	—	—	—	4,952
Foreign currency translation adjustment	—	—	—	—	—	360	—	—	360
Net income	—	—	—	—	—	—	9,132	1,977	11,109
Balance, December 31, 2017	82,903,567	9	7,568,182	(49,464)	413,901	242	(165,120)	7,042	206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock with exercise of options	57,690	—	—	—	211	—	—	—	211
Issuance of common stock for BDL settlement	309,916	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381,346	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement, net	13,793,997	2	—	—	83,608	—	—	—	83,610
Issuance of common stock for Virttu settlement	1,795,011	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,038,565	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Warrants issued in connection with Term Loan Agreement	—	—	—	—	21,746	—	—	—	21,746
Loss on debt extinguishment	—	—	—	—	1,916	—	—	—	1,916
Stock-based compensation	—	—	—	—	6,234	—	—	(28)	6,206
Foreign currency translation adjustment	—	—	—	—	—	(227)	—	—	(227)
Net loss	—	—	—	—	—	—	(203,540)	(8,986)	(212,526)
Balance, December 31, 2018	122,280,092	13	7,568,182	(49,464)	626,658	15	(367,750)	(1,972)	207,500
Issuance of common stock upon exercise of stock options	268,164	—	—	—	492	—	—	—	492
Issuance of common stock upon exercise of warrants	3,128,000	—	—	—	8,359	—	—	—	8,359
Issuance of common stock for public placement, net	258,515	—	—	—	990	—	—	—	990
Equity contribution related to Semnur acquisition	—	—	—	—	27,991	—	—	26,600	54,591
Stock-based compensation	—	—	—	—	12,648	—	—	—	12,648
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Issuance of December 2019 Warrants	—	—	—	—	6,010	—	—	—	6,010
2019 Public Offering of common stock and warrants, net of issuance costs	8,333,334	1	—	—	23,322	—	—	—	23,323
2019 Registered Direct Offering, net of issuance costs	10,869,566	1	—	—	23,384	—	—	—	23,385
Issuance of common stock through conversion of convertible notes	22,660,449	3	—	—	53,980	—	—	—	53,983

Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—		(285)	—	—	(285)
Net loss	—	—	—	—	—	—	(292,068)	(70,944)	(363,012)
Balance, December 31, 2019	167,798,120	$18	7,568,182	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
See accompanying notes

SORRENTO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except for share amounts)

	2019	2018	2017
Operating activities:
Net (loss) income	$(363,012)	$(212,526)	$11,109
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,989	9,494	7,138
Non-cash interest expense and amortization of debt issuance costs	22,526	53,391	1,803
Non-cash operating lease cost	4,053	—	—
Loss on trading securities	203	144	665
Stock-based compensation	12,648	6,206	4,952
Acquired in-process research and development	75,301	9,895	—
Loss on debt settlement / extinguishment	27,810	8,089	4,275
Loss (gain) on derivative liability	36,792	(2,830)	—
Loss on equity method investments	3,909	5,019	40,244
Non-cash income on cost method investments	—	—	(116,249)
(Gain) Loss on contingent liabilities and acquisition consideration payable	(11,090)	9,644	—
Loss on IPR&D impairment	—	1,826	—
Deferred tax provision	(373)	(6,119)	(35,679)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Grants and other receivables	(10,622)	(1,623)	(515)
Accrued payroll	5,678	5,751	920
Prepaid expenses, deposits and other assets	(517)	(2,804)	(1,669)
Accounts payable	10,221	3,578	1,592
Deferred revenue	(945)	(3,263)	(20,891)
Other	(628)	251	802
Acquisition consideration payable	—	(2,020)	—
Accrued expenses and other liabilities	4,061	6,130	2,323
Net cash used for operating activities	(172,996)	(111,767)	(99,180)
Investing activities:
Purchases of property and equipment	(11,442)	(11,195)	(10,972)
Purchase of assets related to Semnur, net of cash acquired	(17,040)	—	—
Other acquisitions and investments	(9,691)	(10,000)	(5,557)
Net cash used for investing activities	(38,173)	(21,195)	(16,529)
Financing activities:
Proceeds from equity offerings, net of issuance costs	46,707	—	—
Proceeds from issuance of common stock, net	990	83,608	57,928
Proceeds from exercise of stock options and warrants	8,851	211	—
Payments on bridge loans and Scilex Notes	(3,074)	(20,000)	—
Proceeds from 2017 Securities Purchase Agreement, net of issuance costs	—	—	49,916
Short-term working capital funding arrangements, net of issuance costs	8,000	21,261	—
Proceeds from issuance of Scilex notes, net of issuance costs	—	134,275	—
Proceeds from issuance of convertible notes	—	37,849	—
Payment of Hercules Loan Agreement	—	—	(53,157)

Scilex consideration for regulatory milestones	—	(22,466)	—
Net payments of deferred compensation	—	—	(1,012)
Proceeds from Oaktree Term Loans, net of issuance costs	17,411	91,260	—
Net cash provided by financing activities	78,885	325,998	53,675
Net change in cash, cash equivalents and restricted cash	(132,284)	193,036	(62,034)
Net effect of exchange rate changes on cash	(277)	(135)	65
Cash, cash equivalents and restricted cash at beginning of period	213,330	20,429	82,398
Cash, cash equivalents and restricted cash at end of period	$80,769	$213,330	$20,429
Supplemental disclosures:
Cash paid during the period for:
Income taxes	13	6	34
Interest	12,738	1,620	3,499
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	54,591	—	—
Semnur acquisition costs incurred but not paid	601	—	—
Virttu acquisition non-cash consideration	—	11,308	15,465
Scilex non-cash consideration for regulatory milestone	—	13,744	1,380
BDL stock issuance	—	2,340	—
Conversion of convertible notes	53,983	50,000	—
Loss on debt extinguishment	—	1,916	—
Property and equipment costs incurred but not paid	849	328	37
Reconciliation of cash, cash equivalents and restricted cash within the Company's consolidated balance sheets:
Cash and cash equivalents	22,521	158,738	20,429
Restricted cash	58,248	54,592	—
Cash, cash equivalents, and restricted cash	$80,769	$213,330	$20,429
See accompanying notes

SORRENTO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Significant Accounting Policies
Description of Business
Sorrento Therapeutics, Inc., together with its subsidiaries (the “Company”), is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. The Company also has programs assessing the use of its technologies and products in autoimmune, inflammatory and neurodegenerative diseases.
At its core, the Company is an antibody-centric company and leverages its proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics.
The Company`s vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches.
Outside of immune-oncology programs, as part of the Company`s global aim to provide a wide range of therapeutic products to meet underserved markets, the Company has made investments in non-opioid pain management.
In this area, the Company has in-house developed and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated in consolidation.
The Company has reclassified historically presented revenue and cost of revenue to conform to the current period presentation. Further, the Company re-segmented its business into two new operating segments effective January 1, 2019. The reclassification had no impact on previously reported results of operations or financial position. (See Note 15).
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.
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
Restricted Cash
Restricted cash in the Company's consolidated balance sheet as of December 31, 2019, included approximately $45.0 million of restricted cash related to the Scilex Notes in the form of both the Reserve Account and the Collateral Account

(See Note 9). Restricted cash in the Company's consolidated balance sheet as of December 31, 2019 also included approximately $13.1 million of restricted cash related to the Oaktree Term Loan Agreement in the form of a Reserve Account.
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
The carrying amounts of cash equivalents approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable and payable, and other financial instruments in current assets or current liabilities.
Accounts Receivable, Net
Accounts receivable are presented net of allowances for doubtful accounts and consist of trade receivables from sales and services provided to certain customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The allowance for doubtful accounts is not material.
Inventory
The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company considers the need for allowances for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for inventory on hand. As of December 31, 2019, the Company's inventory is primarily comprised of finished goods.
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
Acquired In-Process Research and Development Expense
The Company has acquired, and may continue to acquire, the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of a derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. The acquired in-process research and development related to the business combination of Virttu Biologics Limited (“Virttu”), for which certain products are under development and expected to be commercialized in the future, was capitalized and recorded within “Intangibles, net” on the accompanying consolidated balance sheet. The Company commenced amortization of acquired in-process research and development related to the business combination of Scilex Pharmaceuticals Inc. (“Scilex Pharma”) upon commercialization of ZTlido in October 2018. Capitalized in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable. (See Note 3 for further discussion of acquired in-process research and development expense related to the Semnur and Sofusa acquisitions).
Goodwill and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed at the segment level for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company proceeds to perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of loss, which involves comparing the implied fair value of the goodwill to the carrying value of the goodwill. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test. The Company performed its annual assessment for goodwill impairment in the fourth quarter of 2019, noting no indication of impairment. There have not been any triggering events indicating the potential for impairment through December 31, 2019.
The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering the expected use of the assets and the effects of obsolescence, demand, anticipated technological advances, market influences and other economic factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. No impairment charge was recorded during the year ended December 31, 2019.
Debt, Including Debt With Detachable Warrants
Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.
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
The Company may enter financing arrangements, the terms of which involve significant assumptions and estimates, including future net product sales, in determining interest expense, amortization period of the debt discount, as well as the classification between current and long-term portions. In estimating future net product sales, the Company assesses prevailing market conditions using various external market data against the Company’s anticipated sales and planned commercial activities. Consequently, the Company imputes interest on the carrying value of the debt and records interest expense using an imputed effective interest rate. The Company reassesses the expected payments each reporting period and accounts for any changes through an adjustment to the effective interest rate on a prospective basis, with a corresponding impact to the classification of the Company’s current and long-term portions.
Derivative Liabilities
Derivative liabilities are recorded on the Company`s consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense.
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
All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be different than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. The Company determines the fair value of its equity method investments to evaluate whether impairment losses shall be recorded using Level 3 inputs.
Research and Development Costs
The Company expenses the cost of research and development as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including clinical trial costs, manufacturing costs for both clinical and preclinical materials as well as other contracted services, license fees and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made, in accordance with FASB ASC Topic 730, Research and Development.
Income Taxes
The provisions of the FASB ASC Topic 740 “Income Taxes,” addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has uncertain tax positions.
The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of

December 31, 2019, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities that are scheduled to reverse against the Company's deferred tax assets.
Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company`s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. The Company`s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Revenue Recognition
The Company’s revenues are generated from license revenues, product revenues, the sale of customized reagents and other material and contract manufacturing and other services. The Company does not have significant costs associated with costs to obtain contracts with its customers.
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
As of December 31, 2019, the future performance obligations for license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.
The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2019, was approximately $8.0 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.
As of December 31, 2019 and December 31, 2018, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 8 for additional information regarding the remaining performance obligation for the agreement.
Product and Service Revenues
Product and service revenues are comprised of Scilex product sales of ZTlido, contract manufacturing associated with sales of customized reagents at Concortis Biosystems Corp. (“Concortis”), materials and supply agreements and contract manufacturing services at BioServ Corporation.
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
The following table shows revenue disaggregated by product and services type for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Scilex Pharma product sales	$21,033	$2,606	$—
Other product sales	941	3,267	553
Net product revenue	$21,974	$5,873	$553
Concortis Biosystems Corporation	6,520	5,159	4,049
Bioserv Corporation	2,450	5,992	5,000
Joint development agreement	—	3,333	1,667
Royalties, licenses and other revenues	488	836	140,587
Service revenue	$9,458	$15,320	$151,303
The Company is obligated to accept from customers the return of products sold that are damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the terms of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company has not experienced any material sales returns.
Scilex Pharma
The Company’s revenue is generated from product sales within the United States. Substantially all of the Company’s revenue and accounts receivable result from a sole customer.
Revenues from product sales is fully comprised of sales of ZTlido. The Company's performance obligation with respect to sales of ZTlido is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2019 was not material.

For product sales, the Company records gross-to-net sales adjustments for government and managed care rebates, chargebacks, wholesaler and distributor fees, sales returns and prompt payment discounts. Such variable consideration is estimated in the period of the sale and are estimated using a most likely amount approach based primarily upon provisions included in the Company’s customer contract, customary industry practices and current government regulations.
Other Product Sales
Revenues from the sale of materials associated with the Company's research and development arrangements are recognized at a point in time upon the transfer of control, which is generally upon shipment.
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
Bioserv Corporation (“Bioserv”)
Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term based on a time-based measure which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2019 and 2018, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $2.2 million and $1.6 million, respectively.
Joint Development Agreement
In September 2017, the Company entered into a joint development agreement with Celularity Inc. (“Celularity”) whereby the Company agreed to provide research services to Celularity through June 30, 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million was recognized over the length of the service agreement as services were performed. The Company recorded sales and services revenues under the joint development agreement of $3.3 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. The Company recorded no sales and services revenues under the joint development agreement during the year ended December 31, 2019 as such arrangement is complete.
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
Comprehensive (Loss) Income
Comprehensive (loss) income is primarily comprised of net income (loss) and foreign currency translation adjustments. The Company displays comprehensive (loss) income and its components in its consolidated statements of comprehensive (loss) income.
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the exercise of outstanding warrants. The treasury stock method and the if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. ASU No. 2016-02 is aimed at making leasing activities more transparent and comparable, and required substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases historically accounted for as operating leases. ASU No. 2016-2 was effective for financial statements issued for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, which allows for an optional transition method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. In March 2019, the FASB issued ASU No. 2019-01, which clarifies that entities are not subject to the transition disclosure requirements in ASC Topic 250-10-50-3 related to the effect of an accounting change on certain interim period financial information. ASU No. 2016-02 and all subsequent amendments (collectively, “ASC 842”) were effective for public entities for annual reporting periods beginning after December 15, 2018, including interim periods therein. The Company adopted ASC 842 during the first quarter of 2019 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior periods as allowed under ASU No. 2018-11. The Company made the following practical expedients elections: (1) elected the short-term lease exception, (2) did not elect hindsight, and (3) elected to not separate its non-lease components from lease components. The Company adopted the transitional practical expedients, which allowed the Company to carry forward its historical assessment of whether existing agreements contained a lease and the classification of the Company’s existing operating leases, and also allowed the Company to not reassess initial direct costs. The adoption of ASC 842 resulted in the recording of $44.9 million in operating lease right-of-use (“ROU”) assets and $2.6 million and $47.8 million in the current portion of operating lease liabilities and non-current operating lease liabilities, respectively, as of January 1, 2019. Deferred rent, historically recorded in other current liabilities and other non-current liabilities, was derecognized. There were no adjustments to retained earnings. The Company reports financial information for fiscal years ending on or before December 31, 2018 under the previous lease accounting standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company is currently evaluating the impact the standard will have on it, the

Company does not expect the adoption of ASU No. 2016-13 to have a material impact and on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact the standard will have on its consolidated financial statements.
2. Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date and anticipates that it will continue to do so for the foreseeable future as it continues to identify and invest in advancing product candidates, as well as expanding corporate infrastructure.
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

As disclosed in Note 18, on February 10, 2020, the Company voluntarily suspended its continuous offering and sale of shares of its common stock pursuant to the Distribution Agreement. On February 10, 2020, the Company entered into the Aspire Purchase Agreement, as described in Note 18.
If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.
3. Acquisitions
2019 Acquisitions
Acquisition of Semnur Pharmaceuticals, Inc. (“Semnur”)
On March 18, 2019, the Company, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. Scilex Holding Company (“Scilex Holding”), Sigma Merger Sub, Inc., the prior wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of Scilex Holding.
Immediately prior to the closing of the Merger, the Company and each of the other holders of outstanding shares of capital stock of Scilex Pharma, the Company’s majority-owned subsidiary, contributed each share of Scilex Pharma capital stock that the Company or it owned to Scilex Holding in exchange for one share of Scilex Holding common stock (the “Contribution”). In connection with the Contribution, the Company provided Scilex Holding with a loan with an initial principal amount of $16.5 million in the form of a note payable, which loan was used to fund the acquisition of Semnur. As a result of the Contribution, Scilex Pharma became a wholly-owned subsidiary of Scilex Holding and the Company became the owner of approximately 77% of Scilex Holding’s issued and outstanding capital stock.
At the closing of the Semnur acquisition, Scilex Holding issued to the holders of Semnur’s capital stock and options to purchase Semnur’s common stock (collectively, the “Semnur Equityholders”) upfront consideration with a value of approximately $70.0 million. The upfront consideration was comprised of the following: (a) a cash payment of approximately $15.0 million, and (b) $55.0 million of shares of Scilex Holding common stock (47,039,315 shares issued, 352,972 shares issuable and up to 99,190 shares issuable contingent upon such shares being release from escrow, valued at $1.16 per share) (the “Stock Consideration”).
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
The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. Under the Merger Agreement, Scilex Holding acquired the Semnur SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of $15.0 million in cash and shares of Scilex Holding valued at $55.0 million. No contingent consideration was recorded as of December 31, 2019 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, approximately $75.3 million was expensed as a component of acquired in-process research and development.
2018 Acquisition
Acquisition of Sofusa®
In July 2018, the Company entered into an Asset Purchase Agreement (the “Sofusa Purchase Agreement”) with Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCCGS”); and Kimberly-Clark Worldwide, Inc. (“KCCW” and together with KCC and KCCGS, “Kimberly-Clark”) pursuant to which, among other things, the Company acquired certain of Kimberly-Clark’s assets related to micro-needle drug delivery technology, including the Sofusa® platform (the “Sofusa Assets”) and related fixed assets, and assumed certain of Kimberly-Clark’s liabilities related to the Sofusa Assets (the “Sofusa Acquisition”). The closing of the Sofusa Acquisition (the “Sofusa Closing”) occurred on July 2, 2018. At the

Sofusa Closing, the Company paid $10.0 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by the Company in connection with any license, sale or other grant of rights by the Company to develop or commercialize the Sofusa Assets (all such additional consideration, the “Sofusa Contingent Consideration”). Under the Sofusa Purchase Agreement, the aggregate amount of the Sofusa Contingent Consideration payable by the Company will not exceed $300.0 million. The Company also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by the Company or its licensees that utilizes intellectual property included in the Sofusa Assets. The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. Under the Asset Purchase Agreement, the Company acquired the Sofusa DoseDisc micro-needle technology for cash consideration of $10.0 million which was allocated based on the relative fair value of the assets acquired. No contingent consideration was recorded as of December 31, 2019 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, $9.5 million was expensed as a component of acquired in-process research and development and the remaining $0.5 million was recorded primarily to fixed assets.
2017 Acquisition
 Acquisition of Virttu Biologics Limited
In April 2017, the Company entered into a Share Purchase Agreement with TNK Therapeutics, Inc., a majority-owned subsidiary of the Company (“TNK”), Virttu Biologics Limited (“Virttu”), the shareholders of Virttu (the “Virttu Shareholders”) and Dayspring Ventures Limited, as the representative of the Virttu Shareholders, pursuant to which, among other things, TNK acquired from the Virttu Shareholders 100% of the outstanding ordinary shares of Virttu. Virttu focuses on the development of oncolytic viruses that infect and selectively multiply in and destroy tumor cells without damaging healthy tissue.
The consolidated financial statements include the results of operations from this transaction, which have been accounted for as a business combination. The valuation of the acquired assets and liabilities resulted in the recognition of identifiable assets of approximately $16.0 million comprised mainly of in-process research and development of approximately $15.4 million, deferred tax liabilities of $0.8 million and goodwill of approximately $1.4 million. The results of Virttu’s operations are not significant to the Company’s consolidated financial statements.
The total acquisition consideration was as follows: (1) an issuance of 1,795,011 shares of the Company's common stock to the Virttu Shareholders on April 27, 2018 for a value of $11.3 million and (2) $9.9 million payable in cash. An additional $10.0 million contingent consideration was payable upon the achievement of certain regulatory milestones, which, at the acquisition date, was valued at $1.0 million and is not significant to the Company’s consolidated financial statements as of December 31, 2019. During the year ended December 31, 2019, the Company recorded a $10.4 million gain related to the settlement of the acquisition consideration payable associated with the Virttu acquisition.
4. Fair Value Measurements
 The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,521	$22,521	$—	$—
Restricted cash	58,248	58,248	—	—
Total assets	$80,769	$80,769	$—	$—
Liabilities:
Derivative liabilities	$8,800	$—	$—	$8,800
Derivative liabilities - Non-current	35,000	—	—	35,000
Acquisition consideration payable	908	—	—	908
Acquisition consideration payable, non-current	39	—	—	39
Total liabilities	$44,747	$—	$—	$44,747

	Fair Value Measurements at December 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$158,738	$158,738	$—	$—
Restricted cash	54,592	54,592	—	—
Total assets	$213,330	$213,330	$—	$—
Liabilities:
Acquisition consideration payable	$11,312	$—	$—	$11,312
Acquisition consideration payable, non-current	725	—	—	725
Total liabilities	$12,037	$—	$—	$12,037

The Company's financial assets and liabilities carried at fair value are comprised of cash, cash equivalents, restricted cash and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair value of the contingent consideration is measured on a recurring basis using significant unobservable inputs (Level 3). Contingent consideration is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment.

During the year ended December 31, 2019, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in a decrease to the contingent consideration liabilities by $0.7 million. The Company also recorded a $10.4 million gain related to the settlement of the acquisition consideration payable associated with the Virttu acquisition as described in Note 3.

During the year ended December 31, 2018, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in an increase to the contingent consideration liabilities by $9.6 million. The Company recorded $51.9 million in settlements of contingent consideration primarily related to such liabilities, which included the settlements of Scilex Pharma and BDL liabilities for $38.2 million and $2.3 million, respectively, and the $11.3 million partial settlement of the Virttu financing milestone in common stock of the Company.

The contingent consideration is measured at fair value using significant unobservable inputs (Level 3). The following tables includes a summary of the changes to contingent consideration liabilities during the years ended December 31, 2019, 2018 and 2017:

(in thousands)	2019
Beginning Balance at December 31, 2018	$12,037
Re-measurement of Fair Value	(736)
Settlements of contingent consideration	(10,354)
Ending Balance at December 31, 2019	$947

(in thousands)	2018
Beginning Balance at December 31, 2017	$54,272
Re-measurement of Fair Value	9,644
Settlements of contingent consideration	(51,879)
Ending Balance at December 31, 2018	$12,037

(in thousands)	2017
Beginning Balance at December 31, 2016	$48,362
Scilex acquisition adjustment	(6,500)
Acquisition consideration payable - current year acquisitions	12,807
Contingent consideration (Non-current) - current year acquisitions	983
Payment of shares for contingent consideration	(1,380)
Ending Balance at December 31, 2017	$54,272

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

Derivative liabilities

The Company recorded a loss on derivative liabilities of $36.8 million for the year ended December 31, 2019, which was primarily attributed to compound derivative liabilities associated with the Scilex Notes resulting from revised sales forecasts, probabilities of a qualified IPO event and obtaining marketing approval for SP-103. The compound derivative liabilities consist of the fair value of embedded features including 1) a contingent increase in the applicable percentage of net sales for principal payment; 2) additional installment principal payments; 3) accelerated repayment upon delayed receipt of marketing approval; 4) accelerated repayment upon a Scilex Holding IPO (Note 9); and 5) tax indemnification obligations with respect to foreign note holders. As of December 31, 2019, the fair value of the derivative liabilities is estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions including an 8% risk adjusted net sales forecast, an effective debt yield of 19.7% and estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated high probability of a Scilex Holding IPO that satisfies certain valuation thresholds.

The Company determined that the contingent acceleration feature of the Early Conditional Loan (as defined in Note 9) represents an embedded derivative liability that met the criteria for bifurcation under ASU No. 2017-12, Derivatives and hedging. The fair value of the derivative liability involved significant Level 3 inputs and assumptions, including estimated probabilities of satisfying certain commercial and financial milestones and is estimated using a with and without discounted cash flow approach applying a discount rate of approximately 41.6%. The Company recorded a debt discount for the fair value of the derivative liability of $7.0 million on the issuance date. The debt discount attributed to the derivative liability is being amortized over the remaining term of the Term Loans (as defined in Note 9) and is recorded as interest expense in the consolidated statement of operations. The Company performs a mark-to-market assessment for the derivative liability related to the contingent acceleration feature of the Early Conditional Loan each reporting period and recorded a loss on derivative liabilities of $1.8 million for the year ended December 31, 2019. The Company also recorded a loss on derivative liabilities associated with the 2019 Warrants (as defined in Note 9) of $4.3 million on the issuance date, as the 2019 Warrants were issued with the Amendment (See Note 9). Further, the derivative liability associated with the 2019 Warrants was reclassified to additional-paid-in-capital upon issuance of the 2019 Warrants.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2019:

(in thousands)	Fair Value
Beginning Balance at December 31, 2018	$—
Additions	6,996
Re-measurement of Fair Value	36,804
Ending Balance at December 31, 2019	$43,800

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$1,315	$1,127
Office equipment	700	632
Machinery and lab equipment	33,192	27,690
Leasehold improvements	13,161	9,001
Construction in progress	3,855	1,221
	52,223	39,671
Less accumulated depreciation	(22,335)	(15,287)
	$29,888	$24,384

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $7.0 million, $6.0 million and $4.5 million, respectively.

6. Investments
The Company’s cost method investments primarily include an ownership interest in ImmunityBio, Inc., NantBioScience, Inc. (“NantBioScience”), Celularity Inc. The Company’s equity method investments primarily include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”) and ImmuneOncia Therapeutics, LLC.
No impairment losses were recorded on the Company’s cost method investments during the years ended December 31, 2019, 2018 and 2017. A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the year ended December 31, 2018.
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
Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company's investment in NANTibody of $3.7 million which approximates its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of December 31, 2019 and 2018, the carrying value of the Company’s investment in NANTibody was approximately $2.5 million and $3.4 million, respectively.
NANTibody recorded net loss of $2.4 million, $0.7 million and $1.1 million for the twelve months ended September 30, 2019, 2018 and 2017, respectively. The Company recorded its portion of loss from NANTibody in (loss) income on equity investments on its consolidated statements of operations for the twelve months ended December 31, 2019, 2018 and 2017. As of September 30, 2019, NANTibody had $7.3 million in current assets, $1.0 million in current liabilities, $0.2 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2018, NANTibody had $9.7 million in current assets, $0.8 million in current liabilities, no noncurrent assets and no noncurrent liabilities.
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
The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity investments on its consolidated statement of operations. As of December 31, 2019 and 2018, the carrying value of the Company’s investment in NantStem was approximately $17.9 million and $18.0 million, respectively.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.
NantStem recorded a net loss of $0.9 million and $0.7 million for the twelve months ended September 30, 2019 and 2018, respectively, and net income of $0.7 million for the twelve months ended September 30, 2017. The Company recorded its portion of (loss) income from NantStem in (loss) income on equity investments on its consolidated statements of operations for the twelve months ended December 31, 2019, 2018 and 2017. As of September 30, 2019, NantStem had $75.9 million in current assets and $0.2 million in current liabilities and $4.7 million noncurrent assets and no noncurrent liabilities. As of September 30, 2018, NantStem had $74.1 million in current assets, $0.1 million in current liabilities, $6.9 million in noncurrent assets and no noncurrent liabilities.
7. Goodwill and Intangible Assets

The Company had goodwill of $38.3 million for each of years ended December 31, 2019 and 2018. The Company performed a qualitative test for goodwill impairment by segment during the fourth quarter of 2019. Based upon the results of the qualitative testing the Company concluded that it is more-likely-than-not that the fair values of the Company’s goodwill was in excess of its carrying value and therefore performing the first step of the two-step impairment test was unnecessary. No goodwill impairment was recognized for the years ended December 31, 2019, 2018 and 2017.
Commencing January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment. These segments are the Company’s reporting units, and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was allocated to the Sorrento Therapeutics and the Scilex operating segments on a relative fair value basis. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of December 31, 2019.
The Company’s intangible assets, excluding goodwill, include acquired license and patent rights, core technologies, customer relationships and acquired in-process research and development. Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of December 31, 2019 and 2018 is as follows (in thousands):

		December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,401	$184
Acquired technology	19	3,410	1,060	2,350
Acquired in-process research and development	15	36,300	1,828	34,472
Patent rights	15	32,720	6,922	25,798
Assembled workforce	5	605	101	504
Total intangible assets		$74,620	$11,312	$63,308

		December 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,373	$212
Acquired technology	19	3,410	885	2,525
Acquired in-process research and development	15	35,834	366	35,468
Patent rights	15	32,720	4,742	27,978
Assembled workforce	5	105	5	100
Total intangible assets		$73,654	$7,371	$66,283

As of December 31, 2019, the remaining weighted average life for identifiable intangible assets is 15 years. Aggregate amortization expense was $3.9 million and $3.0 million for the year ended December 31, 2019 and 2018, respectively.
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
Estimated future amortization expense related to intangible assets at December 31, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2020	$3,966
2021	5,020
2022	5,020
2023	5,015
2024	4,924
Thereafter	39,363
Total	$63,308

8. Significant Agreements and Contracts
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
In December 2017, the Company agreed to accelerate and, as a result, paid a $25.0 million milestone license payment, which has been recognized as acquired in-process research and development expense in the consolidated statements of operations. The amended agreement includes additional milestone payments totaling $125.0 million payable following the completion of the technology transfer from Mabtech Limited and for payables to extend the license agreement. The Company is not obligated to extend the license agreement. Accordingly, the additional future milestone payments have not yet been accrued as of December 31, 2019.
In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement the Company granted an exclusive license to NantCell covering patent rights, know-how, and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of December 31, 2019, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

In November 2019, the Company entered into short-term working capital funding arrangements (the “Arrangements”) in which the Company received proceeds of approximately $8.0 million, for a fee of 5% per annum. As these Arrangements are short-term in nature, the Company recorded an $8.0 million offset within the current portion of debt. Additionally, the Company provided security deposits in an aggregate amount of approximately $8.5 million (RMB 60.0 million), which is included in prepaid expenses and other current assets in the consolidated balance sheets and is presented as a cash outflow within other acquisitions and investments under investing activities in the consolidated statements of cash flows as of December 31, 2019.
9. Debt

Loan and Security Agreement with Hercules Capital, Inc.
In November 2016, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), as a lender and agent for several banks and other financial institutions or entities from time to time party to the Hercules Loan Agreement for a term loan of up to $75.0 million, which would have matured on December 1, 2020. The proceeds of the Term Loan were used for general corporate purposes and coincided with the repayment of the outstanding debt financing arrangement with Oxford Finance LLC and Silicon Valley Bank.
In December 2017, the Company paid off all remaining obligations owing under, and terminated, the Hercules Loan Agreement. The secured interests under the Hercules Loan Agreement were terminated in connection with the Company’s discharge of indebtedness thereunder. In connection with the extinguishment of the Hercules Loan Agreement in 2017, the Company recorded a loss on debt extinguishment of $4.3 million on the extinguishment of debt was recorded representing the difference between the reacquisition price of debt and the net carrying amount of the loan as of December 21, 2017.
2017 Securities Purchase Agreement in Private Placement
In December 2017, the Company entered into a Securities Purchase Agreement with certain accredited investors (collectively, the “December 2017 Purchasers”). Pursuant to the December 2017 Securities Purchase Agreement the Company issued and sold to the December 2017 Purchasers, in a private placement transaction, (1) convertible promissory notes of $50,000,000 (the “December 2017 Notes”), which accrued simple interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of (a) December 21, 2022, and (b) the date of the closing of a change in control, and (2) warrants (the

“December 2017 Warrants”) to purchase an aggregate of 12,121,210 shares of its common stock. Each December 2017 Warrant has an exercise price of $2.61 per share, became exercisable in June 2018 and has a term of five and a half years.
In May 2018, the December 2017 Purchasers converted in full the outstanding principal and accrued interest under the December 2017 Notes into 22,038,565 shares of the Company’s common stock and the Company paid to the December 2017 Purchasers cash in an aggregate amount of $1.0 million in accrued but unpaid interest. The unamortized discount remaining at the date of conversion of $44.3 million was recognized as interest expense.
2018 Securities Purchase Agreement in Private Placement and Amendment to Warrants
In March 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (the “March 2018 Purchasers”). Pursuant the March 2018 Securities Purchase Agreement, the Company agreed to issue and sell to the March 2018 Purchasers, in a Private Placement (the “March 2018 Private Placement”), (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), and (2) warrants to purchase 8,591,794 shares of the common stock of the Company (the “Warrants”). On June 13, 2018, the Company entered into an amendment (the “June 2018 Amendment”) to the March 2018 Securities Purchase Agreement. Under the terms of the June 2018 Amendment, the Company and the March 2018 Purchasers agreed that the aggregate principal amount of the Notes was reduced to $37,848,750 and that the aggregate number of shares of Common Stock issuable upon exercise of the Warrants was reduced to 2,698,662, and also agreed to certain other adjustments to the threshold principal amount of the Notes required to remain outstanding in order for certain rights and obligations to apply to the Notes.
In June 2018, pursuant to the March 2018 Securities Purchase Agreement, as amended by the June 2018 Amendment, the Company issued and sold to the March 2018 Purchasers, in the March 2018 Private Placement (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock. The Notes accrue interest at a rate equal to 5.0% per annum and mature upon the earlier to occur of June 13, 2023 and the date of the closing of a change of control (the “Maturity Date”). At any time and from time to time before the Maturity Date, each March 2018 Purchaser shall have the option to convert any portion of the outstanding principal amount of such March 2018 Purchaser’s Note that is equal to or greater than the lesser of: (1) $4,000,000, and (2) the then-outstanding principal amount of such March 2018 Purchaser’s Note into shares of common stock at a price per share of $7.0125, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Each Warrant has an exercise price of $3.28 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, became exercisable on December 11, 2018 and has a term of five and a half years from the date of issuance. See Note 1 for discussion of the Company’s policies for accounting for debt with detachable warrants. In connection with the issuance of the Notes and the Warrants, the Company recorded a debt discount of approximately $21.6 million based on an allocation of proceeds to the Warrants of approximately $9.6 million and a beneficial conversion feature of approximately $12.0 million, before issuance costs. The Company accounts for the debt at amortized cost and amortizes the debt discount to interest expense using the effective interest method over the expected term of the Notes. The fair value of the Notes was estimated using a lattice model with Level 3 inputs including the historical stock price volatility, risk-free interest rate, and debt yield.
In November 2018, the Company amended the Warrants to reduce the exercise price per share of its common stock thereunder from $8.77 to $3.28. The amendment of the Warrants resulted in a loss on debt extinguishment of $1.9 million representing the incremental fair value of the modified Warrants along with the difference between the fair value and carrying value of the Notes at the modification date. The Company determined that the amendment resulted in an extinguishment at the modification date. As a result, the Company recorded a loss on debt extinguishment for the difference between the fair value of $23.1 million and the carrying value of $17.0 million, or $6.1 million.
Borrowings under the Notes consisted of the following (in thousands):

Face value of loan	$37,849
Unamortized debt discount	(14,804)
Accretion of debt discount	515
Balance at December 31, 2018	$23,560

Interest expense recognized for stated interest on the Notes totaled $1.6 million and $1.0 million for the twelve months ended December 31, 2019 and 2018, respectively. The amount of debt discount and debt issuance costs included in interest expense was approximately $1.9 million and $0.5 million for the twelve months ended December 31, 2019 and 2018, respectively.

On November 8, 2019, the Company amended the Notes to provide that (a) the conversion price for the Notes was reduced from $7.0125 per share to $1.70 per share, and (b) upon the conversion of any portion of the outstanding principal amount of the Notes, all accrued but unpaid interest on such portion of the principal amount being converted shall also be converted into shares of the Company’s common stock at $1.70 per share. Pursuant to the Notes, as amended, the March 2018 Purchasers agreed to convert the full principal amount, plus all accrued but unpaid interest into shares of the Company’s common stock on November 8, 2019. The Company accounted for the conversion of the Notes as an induced conversion of debt and recorded a loss on settlement of debt of $27.8 million.
2018 Purchase Agreements and Indenture for Scilex

On September 7, 2018, Scilex Pharma entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the "Scilex Notes") for an aggregate purchase price of $140,000,000 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture (the "Guarantee").

The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex Pharma and funding a segregated reserve account ($20.0 million) (the “Reserve Account”) and a segregated collateral account ($25.0 million) (the “Collateral Account”) pursuant to the terms of the Indenture. Funds in the Reserve Account will be released to Scilex Pharma upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex Pharma confirming receipt of a marketing approval letter from the FDA with respect to SP-103 (the “Marketing Approval Letter”) on or prior to July 1, 2023. Funds in the Collateral Account will be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued, upon the occurrence and during the continuance of an event of default at the direction of the holders of a majority in principal amount of the Scilex Notes issued or upon the repayment in full of all amounts owed under the Scilex Notes.

The holders of the Scilex Notes will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.

The aggregate principal amount due under the Scilex Notes shall be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.

The final maturity date of the Scilex Notes will be August 15, 2026. The Scilex Notes may be redeemed in whole at any time upon 30 days’ written notice at Scilex Pharma’s option prior to August 15, 2026 at a redemption price equal to 100% of the then-outstanding principal amount of the Scilex Notes. In addition, upon a change of control of Scilex Pharma (as defined in the Indenture), each holder of a Scilex Note shall have the right to require Scilex Pharma to repurchase all or any part of such holder’s Scilex Note at a repurchase price in cash equal to 101% of the then-outstanding principal amount thereof.

The 2018 Purchase Agreements include the terms and conditions of the offer and sale of the Scilex Notes, representations and warranties of the parties, indemnification and contribution obligations and other terms and conditions customary in agreements of this type.

The Indenture governing the Scilex Notes contains customary events of default with respect to the Scilex Notes (including a failure to make any payment of principal on the Scilex Notes when due and payable), and, upon certain events of default occurring and continuing, the Trustee by notice to Scilex Pharma, or the holders of at least 25% in principal amount of the outstanding Scilex Notes by notice to Scilex Pharma and the Trustee, may (subject to the provisions of the Indenture)

declare 100% of the then-outstanding principal amount of the Scilex Notes to be due and payable. Upon such a declaration of acceleration, such principal will be due and payable immediately. In the case of certain events, including bankruptcy, insolvency or reorganization involving the Company or Scilex Pharma, the Scilex Notes will automatically become due and payable.

Pursuant to the Indenture, the Company and Scilex Pharma must also comply with certain covenants with respect to the commercialization of ZTlido, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports; and negative covenants, including limitations on the following: the incurrence of debt; the payment of dividends, the repurchase of shares and under certain conditions making certain other restricted payments; the prepayment, redemption or repurchase of subordinated debt; a merger, amalgamation or consolidation involving Scilex Pharma; engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Indenture.

Pursuant to a Collateral Agreement by and among Scilex Pharma, the Trustee and the Collateral Agent (the “Collateral Agreement”), the Scilex Notes will be secured by ZTlido and all of the existing and future property and assets of Scilex Pharma necessary for, or otherwise relevant to, now or in the future, the manufacture and sale of ZTlido, on a worldwide basis (exclusive of Japan), including, but not limited to, the intellectual property related to ZTlido, the marketing or similar regulatory approvals related to ZTlido, any licenses, agreements and other contracts related to ZTlido, and the current assets related to ZTlido such as inventory, accounts receivable and cash and any and all future iterations, improvements or modifications of such product made, developed or licensed (or sub-licensed) by Scilex Pharma or any of its affiliates or licensees (or sub-licensees) (including SP-103).

Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $35,000,000 in unrestricted cash (which is inclusive of the amount in the Collateral Account) as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan. In the event that Scilex Pharma draws on, and the Company pays to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, each holder of the Scilex Notes shall have the right to require the Company to purchase all or any part of such holder’s outstanding Scilex Notes in the principal amount of, and at a purchase price in cash equal to, $25,000,000 multiplied by such holder’s pro rata portion of the then-outstanding Scilex Notes. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Pharma that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.

On October 1, 2019, Scilex Pharma, the Company, the Trustee and the Agent, and the beneficial owners of the Scilex Notes and the holders of such Scilex Notes listed on the signature pages thereto (the “Holders”) entered into an omnibus amendment (the “Omnibus Amendment”) to: (i) the Indenture, and (ii) that certain Irrevocable Standby Letter of Credit issued by the Company to Scilex Pharma.

Under the terms of the Omnibus Amendment, among other things, the defined term “Change of Control” was revised to include, in addition to certain events described in the Indenture, (i) prior to the consummation of an initial public offering by Scilex Holding (the “Scilex Holding IPO”), the Company ceasing to own, directly or indirectly, a majority of the total voting and economic power of the issued and outstanding capital stock that is entitled to vote in the election of the Board of Directors (the “Voting Stock”) of Scilex Pharma, (ii) at any time following the consummation of the Scilex Holding IPO, Scilex Pharma becoming aware of the acquisition by any person or group acquiring, in a single or in a related series of transactions, by way of merger, amalgamation, consolidation or other business combination or purchase of beneficial ownership of a majority of the total voting power of the issued and outstanding Voting Stock of Scilex Pharma or Scilex Holding, and (iii) Scilex Holding failing at any time to own 100% of the capital stock of Scilex Pharma. The Omnibus Amendment also provides that Scilex Pharma will agree not to engage in or enter into any business other than the research, development, manufacture, sale, distribution, marketing, detailing, promotion, selling and securing of reimbursement of ZTlido and any future iterations, improvements or modifications thereof (the “Product”), on a worldwide basis (exclusive of Japan), and activities that are necessary for, or otherwise relevant to, the same, subject to certain exceptions. The Omnibus Amendment further provides that, if Scilex Holding fails to contribute $25.0 million of the proceeds of any Scilex Holding IPO to Scilex Pharma within three business days following the closing of the issuance and sale of Scilex Holding’s capital stock in the Scilex Holding IPO, such failure shall constitute an “Event of Default” under the Indenture.

In connection with the Omnibus Amendment, in the event of consummation of a Scilex Holding IPO that satisfies certain valuation thresholds, Scilex Pharma agreed to repurchase, from each holder of Scilex Notes, Scilex Notes in a principal amount equal to (i) $20.0 million multiplied by (ii) a fraction the numerator of which will be the then outstanding principal amount of the Scilex Notes held by such holder and the denominator of which will be the then outstanding principal amount of all of the outstanding Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). Pursuant to the Omnibus Amendment, the Holders agreed to release the funds in the Reserve Account for the purpose of consummating the Effective Date Repurchase and any remaining funds in the Reserve Account after the consummation of the Effective Date Repurchase will be released to Scilex Pharma by the Trustee and Agent. After the consummation of the Effective Date Repurchase, the right of the holders of the Scilex Notes to require Scilex Pharma to repurchase $20.0 million principal amount upon failure to receive the Marketing Approval Letter with respect to SP-103 by July 1, 2023 shall have no further force and effect and the Reserve Account shall be closed.

The Omnibus Amendment also modified the Letter of Credit to provide that one of the conditions that will terminate the Letter of Credit will be the consummation of a Scilex Holding IPO that satisfies certain valuation thresholds. The Omnibus Amendment will be effective upon the satisfaction of certain terms and conditions, including the consummation of the Effective Date Repurchase. The Omnibus Amendment will terminate if the Omnibus Amendment does not become effective on or prior to October 1, 2020. The Company accounted for the Omnibus Amendment as a debt modification under ASC Topic 470-50 as modified terms were no substantially different than the pre-modified terms. The Company recorded an additional $4.3 million debt discount in connection with the Omnibus Amendment as of October 1, 2019.

To estimate the fair value of the Scilex Notes, the Company uses the discounted cash flow method under the income approach, which involves significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation as appropriate. The value of the debt instrument is based on the present value of future principal payments and the discounted rate of return reflective of the Company’s credit risk.

Borrowings of the Scilex Notes consisted of the following (in thousands):

	December 31,
	2019	2018
Face value of loan	$224,000	$224,000
Unamortized debt discount	(67,839)	(77,624)
Unamortized debt issuance costs	(4,360)	(5,313)
Payments	(2,334)	—
Carrying value	$149,467	$141,063
Estimated fair value	$150,800	$122,840

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2020	$7,543
2021	13,213
2022	20,133
2023	23,623
2024	24,804
Thereafter	132,350
Total future minimum payments	221,666
Unamortized debt discount	(67,839)
Unamortized capitalized debt issuance costs	(4,360)
Total Scilex Notes	149,467
Current portion	(7,543)
Long-term portion of Scilex Notes	$141,924

Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido and SP-103, if the Marketing Approval Letter is received, the Company has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The imputed effective interest rate at December 31, 2019 was 8.12%. The amount of debt discount and debt issuance costs included in interest expense for the fiscal years ended December 31, 2019 and 2018 was approximately $15.0 million and $6.8 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and indemnified taxes. The Company recorded this derivative within its consolidated financial statements (See Note 4). The Company re-evaluates this assessment each reporting period.

2018 Oaktree Term Loan Agreement

In November 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus the applicable margin, or 7%. The Initial Loan was funded on November 7, 2018. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses, and will be used for general corporate purposes. In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions and will be exercisable from May 7, 2019 through May 7, 2029. In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC registering all of the Initial Warrant Shares and the shares of common stock issuable upon exercise of the Conditional Warrants for resale by no later than the 45th day following the issuance of the Initial Warrants and the Conditional Warrants, respectively.

On May 3, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to the Company $20.0 million of the Conditional Loan, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The Lenders also agreed to loan the Company the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The Term Loans, other than the Early Conditional Loan, will mature on November 7, 2023. The Early Conditional Loan will mature on May 3, 2020; however, if the commercial and financial milestones have occurred on or prior to such date, the Early Conditional Loan will mature on November 7, 2023. The Term Loans may be prepaid by the Company, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans (including the Early Conditional Loan and the Remaining Conditional Loan), the Company agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid amounting to approximately $1.5 million. The Early Conditional Loan was funded on May 3, 2019.

The Company accounted for the Amendment as a debt modification and not a debt extinguishment under ASC Topic 470-50, as the modified terms were not substantially different from the terms of the Loan Agreement. The Company incurred approximately $0.8 million in fees directly related to the Amendment, which were expensed as incurred.

In connection with the Amendment, on May 3, 2019, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from November 3, 2019 through November 3, 2029. The Company recorded a loss on derivative liabilities associated with the 2019 Warrants of $4.3 million on the issuance date.

The Loan Agreement provided that, in the event of an optional prepayment of all or any portion of the Term Loans prior to November 7, 2021, the Company would be obligated to pay a prepayment fee in an amount equal to the amount of interest that would have been paid on the principal amount of the Term Loans being prepaid for the period from and including the date of such prepayment to, but excluding, November 7, 2021, based on the interest rate in effect on the date of any such prepayment (the “Make-Whole Payment”), plus 3% of the principal amount of the Term Loans being so prepaid.

On December 6, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (“Amendment No. 2”) to the Loan Agreement. Under the terms of Amendment No. 2, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee will be equal to 3% of the principal amount of the Term Loans being prepaid, and the Company will not be required to pay any Make-Whole Payment. Pursuant to Amendment No. 2, the Company also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by the Company of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account will be $10.0 million if the Company makes an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

In connection with Amendment No. 2, on December 6, 2019, the Company paid the Lenders fees of approximately $1.4 million, which the Company recorded as a debt discount, and issued to the Lenders warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock (the “December 2019 Warrants”). The December 2019 Warrants have an exercise price per share of $3.26, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, will be exercisable from June 6, 2020 through June 6, 2030 and will be exercisable solely on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrants, in which case the December 2019 Warrants shall also be exercisable on a cashless exercise basis. The Company recorded a $6.0 million debt discount representing the fair value of the December 2019 Warrants with a corresponding increase to additional paid-in-capital. The debt discount is being recognized as interest expense over the life of the Term Loans using the effective interest method.

The fair value of the Term Loans was estimated using a discounted cash flow model with Level 3 inputs with key inputs that include debt yield, coupon rate and maturity dates. Borrowings under the Term Loans consisted of the following (in thousands):

	December 31,
	2019	2018
Face value of loan	$120,000	$100,000
Unamortized debt issuance costs	(7,945)	(6,543)
Unamortized debt discount	(34,892)	(26,248)
Carrying value	$77,163	$67,209
Estimated fair value	$70,460	$64,019

Interest expense recognized for stated interest on the Term Loans totaled $10.7 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. Debt discount and debt issuance costs, which are presented as a direct reduction of the Loan Agreement in the consolidated balance sheets, are amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the years ended December 31, 2019 and 2018 was approximately $5.5 million and $0.5 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Initial Loan and separate accounting as a compound derivative. As the current fair value attributed to the bifurcated compound derivative is immaterial, the Company has not recorded this derivative within its consolidated financial statements. The Company re-evaluates this assessment each reporting period.

The Company identified certain embedded derivatives that require bifurcation from the Conditional Loan. Certain of these embedded features include a contingent accelerated repayment feature, which was accounted for in the consolidated financial statements as a derivative liability. (See Note 4). The Company re-evaluates this assessment each reporting period.

Subsequent to December 31, 2019 through February 28, 2020, the Company repaid approximately $37.0 million of outstanding principal under the Term Loans plus approximately $1.9 million of related prepayment premium, exit fees and accrued interest thereon. Approximately $11.8 million of such repayment was effectuated through a release by the Lenders of all amounts held in a debt service reserve account for the benefit of the Lenders and of all amounts in the blocked liquidity account. The Company is no longer required to maintain any amounts in the debt service reserve account or the blocked liquidity account, but has committed to meet minimum capital-raising and debt repayment requirements in the first quarter of 2020, and to pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020. In addition, if certain conditions are not satisfied by April 30, 2020, the Company will be required to repay $20 million to the Lenders on May 1, 2020; however, the Company believes that the probability that such conditions will not be satisfied by April 30, 2020 is remote and therefore does not expect to have to make such repayment.

Both the 2018 Purchase Agreements and Indenture for Scilex and the 2018 Oaktree Term Loan Agreement, (collectively, the "Debt Arrangements"), provide that, upon the occurrence of an event of default, the Purchasers thereof may, by written notice to the Company, declare all of the outstanding principal and interest under such Debt Arrangements immediately due and payable. For purposes of the Debt Arrangements, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Debt Arrangements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Debt Arrangements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of the Company, which would include, with respect to the 2018 Oaktree Term Loan Agreement, a failure or acceleration under the 2018 Purchase Agreements and Indenture for Scilex, and with respect to the 2018 Purchase Agreements and Indenture for Scilex, a failure or acceleration under the 2018 Oaktree Term Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving the Company or certain of its subsidiaries. The Company is in compliance with event of default clauses under the Debt Arrangements.

2018 Short-term Bridge Loan

In September 2018, the Company entered into a Short-term Bridge Loan Agreement ("2018 Bridge Loan") in which the Company received proceeds of approximately $19.6 million, net of approximately $0.3 million of commitment fees to facilitate the timing of a cash payment. The 2018 Bridge Loan was paid in full as of December 31, 2018.

2018 Chinese Yuan (“RMB”) Loan

In March 2018, the Company entered into a term loan in the aggregate principal amount of $1.6 million (RMB 10.0 million) with the Bank of China and the Agricultural Bank of China. This bank facility was used for working capital purposes. The proceeds from the loan agreement are reflected as financing activities in the consolidated statements of cash flows for the twelve months ended December 31, 2018. In January 2019, the Company repaid part of the remaining principal amount of $0.7 million (RMB 5.0 million). The interest rate on this loan is 5%.
10. Shareholder's Equity
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
The net proceeds from the June 2019 Offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019. During the quarter ended December 31, 2019, Series B Warrants to purchase an aggregate of 2,028,000 shares of common stock were exercised.

2019 Registered Direct Offering

On October 9, 2019, the Company announced the closing of its previously announced registered direct offering of 10,869,566 shares of its common stock and warrants to purchase up to 10,869,566 shares of its common stock, at a combined purchase price of $2.30 per share and related warrant. The net proceeds from this offering were approximately $23.4 million, after deducting the placement agent’s fees and other estimated offering expenses, and were received in October 2019. The Company used the net proceeds from the offering for the continued clinical development of its RTX and CD38 CAR-T programs and general research and development, working capital and general corporate purposes. The Warrants will be exercisable immediately from the date of issuance, will expire on the seven-year anniversary of the date of issuance and will have an exercise price of $2.40 per share. During the quarter ended December 31, 2019, warrants to purchase an aggregate amount of 1,100,000 shares of common stock issued pursuant to this offering were exercised.

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

In November 2017, the Company filed a universal shelf registration statement on Form S-3 (the “2017 Shelf Registration Statement”) with the SEC, which was declared effective by the SEC in December 2017. The 2014 Shelf Registration Statement expired on December 6, 2017 when the 2017 Shelf Registration was declared effective. This 2017 Shelf Registration Statement provides the Company with the ability to offer up to $350 million of securities, including equity and other securities as described in the registration statement. Included in the 2017 Shelf Registration Statement was a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $100.0 million of the Company’s common stock that may be issued and sold under a sales agreement with B. Riley FBR, Inc. (the “ATM Facility”). During the twelve months ended December 31, 2018, the Company sold approximately $83.6 million in shares of common stock under the ATM Facility. Subsequently, the ATM Facility was cancelled during the twelve months ended December 31, 2019.
11. Stock Incentive Plans
2019 Stock Incentive Plan
In September 2019, the Company’s stockholders approved the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan replaced and superseded the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) and no further awards will be granted under the 2009 Plan. The 2019 Plan provides for the grant of incentive stock options, non-incentive stock options, stock appreciation rights, restricted stock awards, unrestricted stock awards, restricted stock unit awards and performance awards to eligible recipients. Recipients of stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the Stock Plan is ten years. Employee option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years.

The following table summarizes stock option activity as of December 31, 2019 under the 2019 Plan, the 2009 Plan and the Company’s Non-Employee Director Plan, and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2018	10,523,075	$4.91	$1,723
Options Granted	5,520,600	3.40
Options Canceled	(1,188,850)	1.85
Options Exercised	(268,164)	5.42
Outstanding at December 31, 2019	14,586,661	$4.36	$5,136

The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.1 million and zero, respectively. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2019	2018	2017
Weighted-average grant date fair value	$3.40	$3.65	$1.28
Dividend yield	—	—	—
Volatility	96%	81%	81%
Risk-free interest rate	2.02%	2.87%	1.92%
Expected life of options	6.0 years	6.1 years	6.1 years

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the U.S Treasury yield curve over the expected term of the option. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.
Total stock-based compensation recorded as operating expenses was $8.3 million, $6.2 million and $4.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2019 was $21.8 million and the weighted average period over which these grants are expected to vest is 1.6 years.

As of December 31, 2019, approximately 89.2 million shares of common stock were reserved for future issuance, comprised of 57.6 million shares for common stock warrants, 21.8 million shares under stock incentive plans and 9.8 million shares under the Semnur Share Exchange. As of December 31, 2019, approximately 7.1 million shares of common stock remained available for grant under the 2019 Plan.
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
Upon the Merger Closing, the Scilex Pharma 2017 Equity Incentive Plan was terminated, and each option to purchase Scilex Pharma’s common stock outstanding and unexercised immediately prior to the Merger Closing were cancelled and substituted for that number of options to acquire common stock of Scilex Holding. Total stock-based compensation recorded as operating expenses was $4.3 million, $0.3 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017 respectively.
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

As of December 31, 2019, options to purchase 24,511,073 shares of the common stock of Scilex Holding were outstanding, which is comprised of options to purchase 20,638,260 shares of common stock that were outstanding under the 2019 Stock Option Plan and options to purchase 3,872,813 shares of common stock that were outstanding pursuant to options previously granted under the Scilex Pharma 2017 Plan. As of December 31, 2019, 9,361,740 shares were reserved for awards available for future issuance under the 2019 Stock Option Plan.

The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2019 was $15.3 million and the weighted average period over which these grants are expected to vest is 3.17 years.
12. Commitments and Contingencies
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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing; and

•An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.
Operating Leases
The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of December 31, 2019, the Company’s leases have remaining lease terms of approximately 0.4 to 9.9 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. In calculating the lease liability, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities and are immaterial. Additionally, certain leases may be subject to annual changes in the consumer price index (“CPI”). Changes in the CPI are treated as variable lease payments and do not result in a remeasurement of the ROU assets or lease liabilities.
As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of December 31, 2019, the Company has no finance leases.
Operating lease costs were approximately $10.0 million, $6.1 million and $3.2 million for the twelve months ended December 31, 2019, 2018 and 2017, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial. Supplemental quantitative information related to leases includes the following (in thousands):

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,935

ROU assets obtained in exchange for new and amended operating lease liabilities	$6,777

Weighted average remaining lease term in years - operating leases	9.4 years
Weighted average discount rate - operating leases	12.2%

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating leases
2020	$9,807
2021	9,501
2022	9,545
2023	9,768
2024	9,885
Thereafter	47,027
Total lease payments	95,533
Less imputed interest	(40,100)
Total lease liabilities as of December 31, 2019	$55,433

13. Income Taxes
Total income before income taxes summarized by region for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
United States	$(362,776)	$(216,098)	$(24,301)
Foreign	(709)	(2,702)	(628)
Total	$(363,485)	$(218,800)	$(24,929)

The components of the provision expense (benefit) were as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Current:
Federal	$(68)	$(178)	$(366)
State	27	23	14
Foreign	(37)	(44)	30
	(78)	(199)	(322)
Deferred:
Federal	(642)	(3,499)	(33,178)
State	247	(2,421)	(2,538)
Foreign	—	(155)	—
	(395)	(6,075)	(35,716)

Totals	$(473)	$(6,274)	$(36,038)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets:
Amortization of intangibles	$26,843	$27,075
Deferred revenue	26,064	25,448
Derivative liability	4,150	—
Tax credit carryforwards	17,575	13,720
Net operating loss carryforwards	91,376	43,542
Stock based compensation	3,593	1,786
Accrued expenses and other	25,958	14,037
Operating lease liabilities	12,935	—
Total deferred tax assets	208,494	125,608
Less valuation allowance	(148,140)	(74,970)
Total deferred tax assets	60,354	50,638
Deferred tax liabilities:
Amortization of intangibles	(11,475)	(12,739)
Depreciation	(450)	(543)
Investment in common stock	(46,584)	(46,772)
Operating lease right-of-use assets	(10,888)	—
Total deferred tax liabilities	(69,397)	(60,054)
Net deferred tax assets / liabilities	$(9,043)	$(9,416)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Income tax expense (benefit) at federal statutory rate	$(76,332)	$(46,011)	$(8,725)
State, net of federal tax benefit	(8,904)	(3,075)	(834)
Other permanent differences	(1,937)	2,814	1,290
Debt discount and interest limitation	7,013	11,357	—
Incentive stock compensation	1,568	1,001	1,025
Transaction costs	121	102	408
Other	(1,714)	123	715
Return to provision adjustment	19	(8)	(42)
Acquired in-process research and development	18,690	677	71
Change in Federal rate	—	—	10,006
Change in State rate	(94)	(453)	810
Research tax credits	(3,813)	(4,664)	(4,051)
Uncertain tax positions	795	879	1,027
Prior year true-ups and carrybacks	(187)	(889)	(1,095)
Stock compensation true-up	(804)	308	1,788
Change in valuation allowance	65,106	31,565	(38,431)
Income tax provision	$(473)	$(6,274)	$(36,038)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $148.1 million against its deferred tax assets as of December 31, 2019. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $368.2 million and $167.7 million for federal and state income tax purposes, respectively. These may be used to offset future taxable income and will begin to expire in varying amounts in 2029 to 2039, except for $287.0 million of the federal net operating loss that have an indefinite carryforward period. The Company also has research and development and orphan drug credits of approximately $15.6 million and $7.9 million for federal and state income taxes purposes, respectively. The federal credits may be used to offset future tax and will begin to expire in varying amounts in 2029 to 2039. The state credits may be used to offset future tax, such credits carryforward indefinitely.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. The Company has undergone an ownership change in a prior year. For the year ended December 31, 2019, there was no impact of such limitations on the Company’s income tax provision.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years starting in December 31, 2007 through December 31, 2019 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of net operating losses and research and development credits.

During 2018 the Company was notified by the Franchise Tax Board that its California income tax return for the 2015 and 2016 calendar year was selected for examination. The Company continues to respond to information requested.

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

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Beginning balance	$4,352	$3,883	$2,389
Increase related to current year tax positions	734	916	1,436
Increase related to prior year tax positions	257	150	58
Decrease related to prior year tax positions	(7)	(597)	—
Ending balance	$5,336	$4,352	$3,883

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest and penalties have been recognized as of and for the periods ended December 31, 2019, 2018 or 2017.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2019.
14. Related Party Agreements and Other
As further discussed in Note 3, on March 18, 2019, the Company entered into a Merger Agreement with Semnur, Scilex Holding, Merger Sub and Fortis Advisors LLC, solely as representative of the Equityholders’ Representative. Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Scilex Holding. Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction. Following the issuance of the Stock Consideration as discussed in Note 3, the Company is the owner of approximately 58% of Scilex Holding’s issued and outstanding capital stock.
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
As of December 31, 2019, approximately 14.7% of the outstanding capital stock of Scilex Holding represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement (the “Product Development Agreement”) with ITOCHU CHEMICAL FRONTIER Corporation and another party (together, the “Developers”), which together serve as the sole manufacturer and supplier to Scilex Pharma for lidocaine tape products, including ZTlido and SP-103 (each, a “Product”). During the year ended December 31, 2019, Scilex Pharma purchased approximately $8.0 million of inventory from the Developers pursuant to the Product Development Agreement. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with U.S. GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sub-licensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.
15. Segment Information
As of January 1, 2019, the Company realigned its businesses into two operating and reportable segments, Sorrento Therapeutics and Scilex. The Company reports segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on licensing, product sales and services revenue, operating expenses, and operating income (loss) before interest and taxes. The Company has determined its reportable segments to be Sorrento Therapeutics and Scilex based on the information used by the CODM.
Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around the Company’s Immuno-Oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a revolutionary drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and resiniferatoxin (“RTX”), which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. Commencing September 30, 2019, revenues from the Scilex segment are exclusively derived from the sale of ZTlido.

•In October 2018, Scilex Pharma commercially launched its ZTlido product and began recognizing revenue in the fourth quarter of 2018.

•Semnur’s SEMDEXATM (SP-102) compound could become the first FDA-approved epidural steroid product for the treatment of sciatica. SEMDEXATM has been awarded fast track status by the FDA. See Note 3 for further detail on the Semnur acquisition.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. With the exception of unrestricted cash balances, the Company’s CODM does not regularly review asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.
The following table presents information about the Company’s reportable segments for the twelve months ended December 31, 2019, 2018 and 2017 (in thousands):

	Twelve Months Ended December 31,
	2019			2018			2017
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$10,399	$21,033	$31,432	$18,587	$2,606	$21,193	$151,856	$—	$151,856
Operating expenses	130,529	160,296	290,825	137,166	34,452	171,618	114,879	11,642	126,521
Operating (loss) income	(120,130)	(139,263)	(259,393)	(118,579)	(31,846)	(150,425)	36,977	(11,642)	25,335
Unrestricted cash	12,176	10,345	22,521	86,024	72,714	158,738	20,119	310	20,429

16. Quarterly Financial Data (Unaudited)
The following table sets forth selected quarterly data for the years presented, in thousands, except per share data.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2019	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$13,034	$5,778	$6,477	$6,143	$31,432
Operating costs and expenses	$45,613	$59,061	$56,838	$129,313	$290,825
Net loss attributable to Sorrento	$(62,820)	$(64,415)	$(56,762)	$(108,071)	$(292,068)
Net loss per share - basic	$(0.41)	$(0.49)	$(0.46)	$(0.88)	$(2.20)
Net loss per share - diluted	$(0.41)	$(0.50)	$(0.47)	$(0.88)	$(2.35)
Weighted-average shares - basic	154,964	130,800	122,549	122,281	132,732
Weighted-average shares - diluted	154,964	140,445	132,459	122,281	140,514
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2018	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$6,929	$4,105	$3,913	$6,246	$21,193
Operating costs and expenses	$48,530	$52,012	$32,284	$38,792	$171,618
Net income (loss) attributable to Sorrento	$(49,774)	$(47,328)	$(73,864)	$(32,574)	$(203,540)
Net income (loss) per share - basic	$(0.41)	$(0.40)	$(0.73)	$(0.38)	$(1.92)
Net income (loss) per share - diluted	$(0.41)	$(0.40)	$(0.73)	$(0.38)	$(1.92)
Weighted-average shares - basic	121,552	117,021	100,563	84,941	106,150
Weighted-average shares - diluted	121,552	117,021	100,563	84,941	106,150

17. Earnings Per Share
For the years ended December 31, 2019, 2018, and 2017, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Share Exchange, which is described in Note 3.
The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share):

	Years Ended December 31,
	2019	2018	2017
Numerator
Net (loss) income attributable to Sorrento	$(292,068)	$(203,540)	$9,132
Net loss attributable to Semnur holders of Scilex Holding	(38,669)	—	—
Interest expense on note conversions, net of tax	—	—	(71)
Net (loss) income used for diluted earnings per share	(330,737)	(203,540)	9,061

Denominator for basic (loss) earnings per share	132,732	106,150	69,742
Potentially dilutive shares of Sorrento common stock issuable upon Share Exchange	7,782	—	—
Effect of dilutive stock options and convertible notes	—	—	639
Denominator for diluted (loss) earnings per share	140,514	106,150	70,381
Basic (loss) earnings per share	$(2.20)	$(1.92)	$0.13
Diluted (loss) earnings per share	$(2.35)	$(1.92)	$0.13

During 2019, 2018 and 2017, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. These outstanding securities consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Outstanding options	14,587	10,523	6,321
Outstanding warrants	57,556	25,635	4,709

18. Subsequent Events

Suspension of Distribution Agreement
On February 10, 2020, the Company voluntarily suspended its continuous offering and sale of shares of its common stock pursuant to the Distribution Agreement. As of February 10, 2020, the Company had sold an aggregate of 2,120,149 shares of its common stock pursuant to the Distribution Agreement for aggregate net proceeds to the Company of approximately $7.4 million. A total of 2,090,802 shares for aggregate net proceeds to the Company of approximately $7.3 million were sold pursuant to the Distribution Agreement between January 1, 2020 to February 10, 2020.

Warrant Exercises
From January 1, 2020 through the date hereof, the following warrants to purchase shares of the Company’s common stock were exercised: (i) Series B Warrants to purchase an aggregate of 3,440,000 shares of common stock, (ii) Series A Warrants to purchase an aggregate of 28,000 shares of common stock, (iii) Series C Warrants to purchase an aggregate of 23,000 shares of common stock, and (iv) warrants to purchase an aggregate of 1,517,609 shares of common stock that were issued in the Company’s registered direct offering completed in October 2019. The aggregate net proceeds received by the Company for the exercise of all of the foregoing warrants was approximately $13.5 million.

Aspire Transaction
On February 10, 2020, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), pursuant to which Aspire Capital is committed to purchase up to an aggregate of $75.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement on the terms set forth therein (the “Offering”). Upon execution of the Aspire Purchase Agreement, the Company issued and sold to Aspire Capital under the Aspire Purchase Agreement 2,991,027 shares of the Company’s common stock at a price per share of $2.5075, for an aggregate purchase price of $7,500,000 (the “Initial Shares”).
Pursuant to the terms of the Aspire Purchase Agreement, on any business day selected by the Company, the Company has the right, but not the obligation, to direct Aspire Capital, by delivering to Aspire Capital a notice (each, a “Purchase Notice”), to purchase on such date (each, a “Purchase Date”) the number of shares of the Company’s common stock set forth in the Purchase Notice, in an amount of up to 500,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits and similar matters), for up to $2,000,000 of the Company’s common stock in the aggregate (unless otherwise mutually agreed by the Company and Aspire Capital), at a price per share (the “Purchase Price”) equal to the lesser of (1) the lowest sale price of the Company’s common stock on the Purchase Date, and (2) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive business days ending on the business day immediately preceding the Purchase Date. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 4,000,000 shares per business day. In addition, on any business day on which the Company delivers a Purchase Notice directing Aspire Capital to purchase at least 500,000 shares of the Company’s common stock (subject to any reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar transaction), the Company has the right, but not the obligation, to direct Aspire Capital, by delivering to Aspire Capital a volume-weighted average purchase notice (each, a “VWAP Purchase Notice”), to purchase on the next business day (each, a “VWAP Purchase Date”) the number of shares of the Company’s common stock that is equal to the percentage set forth in the VWAP Purchase Notice (which may not exceed 30%) of the trading volume of the Company’s common stock on the Nasdaq Capital Market on such VWAP Purchase Date, subject to a maximum number of shares of the Company’s common stock as determined by the Company in its sole discretion. The price per share (the “VWAP Purchase Price”) for any shares of the Company’s common stock purchased under a VWAP Purchase Notice will be equal to the lesser of: (a) the closing sale price of the Company’s common stock on the VWAP Purchase Date, and (b) 97% of the volume-weighted average price of the Company’s common stock on the Nasdaq Capital Market on the VWAP Purchase Date, subject to certain exceptions.
The Aspire Purchase Agreement provides that the Company and Aspire Capital will not effect any sales under the Aspire Purchase Agreement on any Purchase Date on which the closing sale price of the Company’s common stock is less than $1.00.
Concurrently with the execution of the Aspire Purchase Agreement, and as consideration for Aspire Capital entering into the Aspire Purchase Agreement, the Company issued to Aspire Capital 897,308 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The Aspire Purchase Agreement may be terminated by the Company at any time, for any reason or no reason, without any liability to the Company. Generally, Aspire Capital may terminate the Aspire Purchase Agreement at any time that an event of default exists. Pursuant to the Aspire Purchase Agreement, Aspire Capital agreed that neither it nor any of its agents, representatives or affiliates will engage in any direct or indirect short-selling or hedging of the Company’s common stock during the term of the Aspire Purchase Agreement. The Company expects to use any proceeds it receives under the Aspire Purchase Agreement for working capital and general corporate purposes.
From February 10, 2020 to February 28, 2020, the Company issued and sold an aggregate of 11,568,319 shares of the Company’s common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds to the Company of $28.5 million.