Form 10-Q
period 2020-03-31
Sorrento Therapeutics, Inc.
filed 2020-05-11
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 24, 2020 was 209,690,497.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$21,897	$22,521
Restricted cash	—	13,098
Accounts receivables, net	10,023	14,454
Inventory	3,038	3,362
Prepaid expenses and other	14,674	14,153
Total current assets	49,632	67,588
Property and equipment, net	28,470	29,888
Operating lease right-of-use assets	46,329	46,384
Intangibles, net	62,316	63,308
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	24,676	25,233
Restricted cash	45,050	45,150
Other, net	4,774	4,775
Total assets	$536,553	$557,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,986	$27,630
Accrued payroll and related benefits	15,507	15,914
Accrued expenses	14,241	18,728
Current portion of deferred revenue	3,777	3,643
Acquisition consideration payable	398	908
Current portion of derivative liabilities	7,280	8,800
Current portion of debt	16,585	36,261
Current portion of operating lease liabilities	3,374	3,322
Total current liabilities	90,148	115,206
Long-term debt, net of discount	182,958	199,088
Deferred tax liabilities, net	8,893	9,043
Deferred revenue	114,085	114,389
Derivative liabilities	36,600	35,000
Operating lease liabilities	52,094	52,111
Other long-term liabilities	549	39
Total liabilities	$485,327	$524,876
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 204,566,004 and 167,798,120 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	23	18
Additional paid-in capital	875,712	788,122
Accumulated other comprehensive loss	(215)	(270)
Accumulated deficit	(725,013)	(659,818)
Treasury stock, 7,568,182 shares at cost at March 31, 2020, and December 31, 2019	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	101,043	78,588
Noncontrolling interests	(49,817)	(45,832)
Total equity	51,226	32,756
Total liabilities and stockholders’ equity	$536,553	$557,632

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product revenues	$5,248	$3,359
Service revenues	2,473	2,784
Total revenues	7,721	6,143
Operating costs and expenses:
Cost of products sold	548	441
Cost of services	1,891	1,867
Research and development	21,154	25,616
Acquired in-process research and development	—	75,301
Selling, general and administrative	26,299	25,122
Intangible amortization	992	966
Total operating costs and expenses	50,884	129,313
Loss from operations	(43,163)	(123,170)
(Loss) gain on trading securities	(59)	94
Loss on partial debt settlement	(23,645)	—
Gain (loss) on derivative liabilities	4,920	(14,501)
(Loss) gain on foreign currency exchange	(147)	313
Interest expense	(6,825)	(9,080)
Interest income	19	534
Loss before income tax	(68,900)	(145,810)
Income tax benefit	(276)	(178)
Loss on equity method investments	(556)	(897)
Net loss	(69,180)	(146,529)
Net loss attributable to noncontrolling interests	(3,985)	(38,458)
Net loss attributable to Sorrento	$(65,195)	$(108,071)
Net loss per share - basic per share attributable to Sorrento	$(0.36)	$(0.88)
Net loss per share - diluted per share attributable to Sorrento	$(0.36)	$(0.88)
Weighted-average shares used during period - basic per share attributable to Sorrento	182,609	122,281
Weighted-average shares used during period - diluted per share attributable to Sorrento	182,609	122,281

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(69,180)	$(146,529)
Other comprehensive loss:
Foreign currency translation adjustments	55	85
Total other comprehensive loss	55	85
Comprehensive loss	(69,125)	(146,444)
Comprehensive loss attributable to noncontrolling interests	(3,985)	(38,458)
Comprehensive loss attributable to Sorrento	$(65,140)	$(107,986)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts; unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798,120	$18	7,568,182	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Exercise of stock options, net	49,193				99				99
Issuance of common stock upon exercise of warrants	5,008,609	1	—	—	13,534	—	—	—	13,535
Issuance of common stock for public placement, net	2,090,802	1	—	—	7,325	—	—	—	7,326
Stock-based compensation	—	—	—	—	3,682	—	—	—	3,682
Issuance of common stock from Aspire Purchase Agreement	29,619,280	3	—	—	62,950	—	—	—	62,953
Foreign currency translation adjustment	—	—	—	—	—	55		—	55
Net loss	—	—	—	—	—	—	(65,195)	(3,985)	(69,180)
Balance, March 31, 2020	204,566,004	$23	7,568,182	$(49,464)	$875,712	$(215)	$(725,013)	$(49,817)	$51,226

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	$(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	31,825	—	—	—	81	—	—	—	81
Equity contribution related to Semnur acquisition	—	—	—	—	28,400	—	—	26,600	55,000
Stock-based compensation	—	—	—	—	1,976	—	—	—	1,976
Foreign currency translation adjustment	—	—	—	—	—	85	—	—	85
Net loss	—	—	—	—	—	—	(108,071)	(38,458)	(146,529)
Balance, March 31, 2019	122,311,917	$13	7,568,182	$(49,464)	$657,115	$100	$(475,821)	$(13,830)	$118,113

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
Operating activities	2020	2019
Net loss	$(69,180)	$(146,529)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,058	3,471
Non-cash operating lease cost	842	1,292
Non-cash interest expense and amortization of debt issuance costs	4,386	6,200
Acquired in-process research and development	—	75,301
Stock-based compensation	3,682	1,976
Loss on partial debt settlement	23,645	—
(Gain) Loss on derivative liabilities	(4,920)	14,501
Loss on equity method investments	556	897
Deferred tax provision	(150)	(186)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	4,432	(3,575)
Accrued payroll	(407)	(76)
Prepaid expenses, deposits and other assets	185	(2,677)
Accounts payable	728	(3,439)
Accrued expenses and other liabilities	(4,488)	8,691
Deferred revenue	(169)	(319)
Other	(750)	163
Net cash used for operating activities	(38,550)	(44,309)
Investing activities
Purchases of property and equipment	(21)	(5,228)
Purchase of assets related to Semnur, net of cash acquired	—	(17,040)
Net cash used for investing activities	(21)	(22,268)
Financing activities
Proceeds from equity offerings, net of issuance costs	69,896	—
Proceeds from short-term debt	725	—
Proceeds from exercise of stock options and warrants	13,634	81
Repayments of debt and other obligations	(59,533)	(1,178)
Net cash provided by (used for) financing activities	24,722	(1,097)
Net change in cash, cash equivalents and restricted cash	(13,849)	(67,674)
Net effect of exchange rate changes on cash	27	57
Cash, cash equivalents and restricted cash at beginning of period	80,769	213,330
Cash, cash equivalents and restricted cash at end of period	$66,947	$145,713
Supplemental disclosures:
Cash paid during the period for:
Interest	1,569	2,505
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	—	55,000
Semnur acquisition costs incurred but not paid		601
Property and equipment costs incurred but not paid	628	1,531
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	21,897	90,971
Restricted cash	45,050	54,742
Cash, cash equivalents, and restricted cash	$66,947	$145,713

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc., together with its subsidiaries (the “Company”), is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. The Company has programs assessing the use of its technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

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

Outside of immuno-oncology programs, as part of the Company`s global aim to provide a wide range of therapeutic and diagnostic products to meet underserved markets, the Company has made investments in non-opioid pain management and is currently conducting preclinical development of multiple therapeutic, vaccine and diagnostic product candidates utilizing its proprietary platforms for the potential treatment, prevention and detection of COVID-19 and SARS-CoV-2.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2020 fiscal year, or any subsequent period. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”), management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

During the three months ended March 31, 2020, there have been no changes to the Company`s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Scilex Pharmaceuticals Inc. product sales	$5,211	$2,859
Other product sales	37	500
Net product revenue	$5,248	$3,359

Concortis Biosystems Corporation	$1,321	$1,810
Bioserv Corporation	1,032	854
Other revenue	120	120
Service revenue	$2,473	$2,784

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of the disclosure requirements for fair value measurements. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty will be applied prospectively as of the beginning of the fiscal year of adoption with all other amendments being applied retrospectively to all periods presented upon their effective date. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted, and must be applied on a prospective basis. The adoption of the standard had no material impact on the Company’s consolidated financial statements.

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

The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating, debt servicing and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. The Company may also seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect its liquidity. The consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Universal Shelf Registration

In March 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on March 20, 2020. The Shelf Registration Statement provides the Company with the ability to offer up to $1.0 billion of securities, including equity and other securities as described in the Shelf Registration Statement. Pursuant to the Shelf Registration Statement, the Company may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all.

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21,897	$21,897	$—	$—
Restricted cash	45,050	45,050	—	—
Total assets	$66,947	$66,947	$—	$—
Liabilities:
Derivative liabilities	$7,280	$—	$—	$7,280
Derivative liabilities - non-current	36,600	—	—	36,600
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$44,827	$—	$—	$44,827

	Fair Value Measurements at December 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,521	$22,521	$—	$—
Restricted cash	58,248	58,248	—	—
Total assets	$80,769	$80,769	$—	$—
Liabilities:
Derivative liabilities	$8,800	$—	$—	$8,800
Derivative liabilities - non-current	35,000	—	—	35,000
Acquisition consideration payable	908	—	—	908
Acquisition consideration payable - non-current	39	—	—	39
Total liabilities	$44,747	$—	$—	$44,747

The Company's financial assets and liabilities carried at fair value are comprised of cash, cash equivalents, restricted cash and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair value of the acquisition consideration payable is measured on a recurring basis using significant unobservable inputs (Level 3). Acquisition consideration payable is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment. There were no changes to acquisition consideration payable during the three months ended March 31, 2020.

Derivative liabilities

The Company recorded a gain on derivative liabilities of $4.9 million for the three months ended March 31, 2020, which related to the compound derivative liabilities associated with the Initial Loan and the Early Conditional Loan (as defined in Note 7) and the Scilex Notes (as defined in Note 7). The compound derivative liabilities consist of the fair value of various embedded features. Key significant, Level 3 inputs and assumptions for the Initial Loan and Early Conditional Loan (as defined in Note 7) consist of the estimated probability of restructuring debt arrangements during the first half of 2020 and estimated probabilities of satisfying certain commercial and financial milestones estimated using a with and without discounted cash flow approach applying a discount rate of approximately 23% as of March 31, 2020. As of March 31, 2020, the fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions. The key assumptions for the Scilex Notes include a 7.3% risk adjusted net sales forecast, an effective debt yield of 24%, estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated probability of a Scilex Holding IPO that satisfies certain valuation thresholds and timing considerations.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2020:

(in thousands)	Fair Value
Beginning Balance at December 31, 2019	$43,800
Additions	8,800
Re-measurement of Fair Value	(8,720)
Ending Balance at March 31, 2020	$43,880

4. Investments

The Company’s cost method investments primarily include an ownership interest in ImmunityBio, Inc., NantBioScience, Inc. (“NantBioScience”) and Celularity Inc. The Company’s equity method investments primarily include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”) and ImmuneOncia Therapeutics, LLC.

No impairment losses were recorded on the Company’s cost and equity method investments during the three months ended March 31, 2019 and 2020, respectively.

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

In April 2015, the Company and NantCell, Inc. (“NantCell”), a subsidiary of NantWorks, LLC (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint two and three representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody focuses on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs and other immune-check point antibodies as well as ADCs and bispecific antibodies.

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

Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of March 31, 2020 and 2019, the carrying value of the Company’s investment in NANTibody was approximately $1.9 million and $3.3 million, respectively.

NANTibody recorded a net loss of $1.4 million and $0.4 million for the three months ended December 30, 2019 and 2018, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its consolidated statements of operations for the three months ended March 30, 2020 and 2019. As of December 31, 2019, NANTibody had $6.4 million in current assets, $1.5 million in current liabilities, $0.2 million in noncurrent assets and no noncurrent liabilities.

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

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of March 31, 2020 and 2019, the carrying value of the Company’s investment in NantStem was approximately $17.9 million and $17.8 million, respectively.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

NantStem recorded net income of $0.2 million and $1.0 million for the three months ended December 31, 2019 and 2018, respectively. The Company recorded its portion of income from NantStem in loss on equity method investments on its consolidated statements of operations for the three months ended March 31, 2020 and 2019. As of December 31, 2019, NantStem had $76.4 million in current assets, $0.1 million in current liabilities, $4.4 million in noncurrent assets and no noncurrent liabilities.

5. Goodwill and Intangible Assets

At both March 31, 2020 and December 31, 2019, the Company had recorded goodwill of $38.3 million. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of March 31, 2020. The Company’s Scilex reporting unit had a negative carrying value of net assets and there were no indicators of impairment of goodwill identified.

Intangible assets with indefinite useful lives totaling $14.4 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of March 31, 2020 and December 31, 2019 is as follows (in thousands, except for years):

March 31, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,407	$178
Acquired developed technology	19	3,410	1,104	$2,306
Acquired in-process research and development	15	36,300	2,195	$34,105
Patent rights	15	32,720	7,467	$25,253
Assembled workforce	5	$605	$131	$474
Total intangible assets		$74,620	$12,304	$62,316

December 31, 2019	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,401	$184
Acquired developed technology	19	3,410	1,060	2,350
Acquired in-process research and development	15	36,300	1,828	34,472
Patent rights	15	32,720	6,922	25,798
Assembled workforce	5	605	101	504
Total intangible assets		$74,620	$11,312	$63,308

As of March 31, 2020, the weighted average amortization period for identifiable intangible assets is 14.8 years. Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2020 and 2019.

Estimated future amortization expense related to intangible assets at March 31, 2020 is as follows (in thousands):

Years Ending December 31,	Amount
2020 (Remaining nine months)	$2,975
2021	3,966
2022	5,020
2023	5,015
2024	4,924
2025	4,899
Thereafter	35,517
Total expected future amortization	$62,316

6. Significant Agreements and Contracts

Pending Significant Transactions

On March 31, 2020, the Company and Nanjing Hongjing Enterprise Management Consulting Co., Ltd. (“Nanjing Hongjing”) entered into a binding term sheet (the “Binding Term Sheet”) setting forth the terms and conditions by which the Company will sell to Nanjing Hongjing certain assets related to the Company’s operations in China (the “Acquisition”), which are part of the Sorrento segment. Subject to certain conditions, at the closing of the Acquisition, Nanjing Hongjing will pay the Company $30.0 million. The final terms of the Acquisition are subject to the negotiation and finalization of the definitive agreements relating to the Acquisition and the material terms of the Acquisition may differ from those set forth in the Binding Term Sheet. In addition, the closing of the Acquisition will be subject to various customary and other closing conditions. The carrying value of these assets as of March 31, 2020 and December 31, 2019 as well as results from operations for the three months ended March 31, 2020 and March 31, 2019 are not material.

2019 Acquisitions

Acquisition of Semnur Pharmaceuticals, Inc.

In March 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”) and Scilex Holding Company (“Scilex Holding”), whereby Semnur became a wholly-owned subsidiary of Scilex Holding (the “Merger”), and thereby Scilex Holding acquired Semnur’s SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of approximately $15.0 million in cash and shares of Scilex Holding valued at approximately $55.0 million (the “Stock Consideration”).

Pursuant to the Merger Agreement, Scilex Holding also agreed to pay the holders of Semnur’s capital stock and options up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, which is comprised of a $40.0 million payment that will be due upon obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (the “FDA”) and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products as follows: (a) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (b) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (c) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product, and (d) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product.

In March 2019, the Company also entered into an Exchange and Registration Rights Agreement (the “Exchange Agreement”) with the stockholders and stock option holders of Semnur. Pursuant to the Exchange Agreement, if within 18 months of the closing of the Merger, 100% of the outstanding equity of Scilex Holding has not been acquired by a third party or Scilex Holding has not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding’s capital stock that meets certain requirements and includes the Stock Consideration, then the holders of the Stock Consideration may collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the closing of the Merger, the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million (the “Semnur Share Exchange”) based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on the Nasdaq Capital Market as of the consummation of the Semnur Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction).

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2019 or March 31, 2020 since the related regulatory approval milestones are not deemed probable until they actually occur. Approximately $75.3 million was expensed as acquired in-process research and development during the three months ended March 31, 2019.

Other Significant Agreements

In November 2019, the Company entered into short-term working capital funding arrangements (the “Arrangements”) in which the Company received proceeds of approximately $8.0 million, for a fee of 5% per annum. These Arrangements are short-term in nature and are recorded within the current portion of debt. Additionally, the Company provided security deposits in an aggregate amount of approximately $8.5 million (RMB 60.0 million), which is included in prepaid expenses and other current assets in the consolidated balance sheets as of March 31, 2020.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of March 31, 2020, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the last item delivered. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost in the consolidated balance sheets and evaluated for other-than-temporary impairment on a quarterly basis.

7. Debt

2018 Securities Purchase Agreement in Private Placement and Amendment to Warrants

In March 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain accredited investors (the “March 2018 Purchasers”). Pursuant to the March 2018 Securities Purchase Agreement, the Company agreed to issue and sell to the March 2018 Purchasers, in a private placement, (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), and (2) warrants to purchase 8,591,794 shares of the common stock of the Company (the “Warrants”). In June 2018, the Company entered into an amendment (the “June 2018 Amendment”) to the March 2018

Securities Purchase Agreement. Under the terms of the June 2018 Amendment, the Company issued and sold to the March 2018 Purchasers (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of Common Stock. The Notes accrued interest at a rate equal to 5.0% per annum and would have matured upon the earlier to occur of June 13, 2023 and the date of the closing of a change of control.

On November 8, 2019, the Company amended the Notes to provide that (a) the conversion price for the Notes was reduced from $7.0125 per share to $1.70 per share, and (b) upon the conversion of any portion of the outstanding principal amount of the Notes, all accrued but unpaid interest on such portion of the principal amount being converted shall also be converted into shares of the Company’s common stock at $1.70 per share. Pursuant to the Notes, as amended, the March 2018 Purchasers agreed to convert the full principal amount, plus all accrued but unpaid interest into shares of the Company’s common stock on November 8, 2019. The Company accounted for the conversion of the Notes as an induced conversion of debt and recorded a loss on settlement of debt of $27.8 million during the fourth quarter of 2019.

2018 Purchase Agreements and Indenture for Scilex

On September 7, 2018, Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture (the “Guarantee”).

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

The holders of the Scilex Notes (the “Holders”) will be entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido® (lidocaine topical system 1.8%) (“ZTlido”) for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.

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

The final maturity date of the Scilex Notes will be August 15, 2026. The Scilex Notes may be redeemed in whole at any time upon 30 days’ written notice at Scilex Pharma's option prior to August 15, 2026 at a redemption price equal to 100% of the then-outstanding principal amount of the Scilex Notes. In addition, upon a change of control of Scilex Pharma (as defined in the Indenture), each Holder shall have the right to require Scilex Pharma to repurchase all or any part of Holder’s Scilex Note at a repurchase price in cash equal to 101% of the then-outstanding principal amount thereof.

Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $29,000,000 in unrestricted cash (which is inclusive of the amount in the Collateral Account) as of the end of any calendar month ending March 31, 2020 through and including the month ending March 31, 2021 or at least $35,000,000 in unrestricted cash (which is inclusive of the amount in the Collateral Account) at the end of any calendar month after March 31, 2021, (2) actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of

ZTlido for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma, as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan. In the event that Scilex Pharma draws on the Letter of Credit, and the Company pays to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, Holder shall have the right to require the Company to purchase all or any part of such Holder’s outstanding Scilex Notes in the principal amount of, and at a purchase price in cash equal to, $25,000,000 multiplied by such Holder’s pro rata portion of the then-outstanding Scilex Notes. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Pharma that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the Holders of at least 80% in principal amount of outstanding Scilex Notes.

On October 1, 2019, Scilex Pharma, the Company, the Trustee and the Collateral Agent, and the beneficial owners of the Scilex Notes and the Holders entered into an omnibus amendment (the “Omnibus Amendment”) to: (i) the Indenture, and (ii) the Letter of Credit.

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

In connection with the Omnibus Amendment, in the event of consummation of a Scilex Holding IPO that satisfies certain valuation thresholds, Scilex Pharma agreed to repurchase, from each Holder, Scilex Notes in a principal amount equal to (i) $20.0 million multiplied by (ii) a fraction the numerator of which will be the then outstanding principal amount of the Scilex Notes held by such Holder and the denominator of which will be the then outstanding principal amount of all of the outstanding Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). Pursuant to the Omnibus Amendment, the Holders agreed to release the funds in the Reserve Account for the purpose of consummating the Effective Date Repurchase and any remaining funds in the Reserve Account after the consummation of the Effective Date Repurchase will be released to Scilex Pharma by the Trustee and the Collateral Agent. After the consummation of the Effective Date Repurchase, the right of the Holders to require Scilex Pharma to repurchase $20.0 million principal amount upon failure to receive the Marketing Approval Letter with respect to SP-103 by July 1, 2023 shall have no further force and effect and the Reserve Account shall be closed.

The Omnibus Amendment also modified the Letter of Credit to provide that one of the conditions that will terminate the Letter of Credit will be the consummation of a Scilex Holding IPO that satisfies certain valuation thresholds. The Omnibus Amendment will be effective upon the satisfaction of certain terms and conditions, including the consummation of the Effective Date Repurchase. The Omnibus Amendment will terminate if the Omnibus Amendment does not become effective on or prior to October 1, 2020. The Company accounted for the Omnibus Amendment as a debt modification under ASC Topic 470-50 as modified terms were not substantially different than the pre-modified terms. The Company recorded an additional $4.3 million debt discount in connection with the Omnibus Amendment as of October 1, 2019.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal	$220,029	$221,666
Unamortized debt discount	(65,138)	(67,839)
Unamortized debt issuance costs	(4,187)	(4,360)
Carrying value	$150,704	$149,467
Estimated fair value	$134,600	$150,800

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2020 (Remaining nine months)	$4,713
2021	11,424
2022	16,094
2023	20,636
2024	22,247
2025	23,287
Thereafter	121,628
Total future minimum payments	220,029
Unamortized debt discount	(65,138)
Unamortized capitalized debt issuance costs	(4,187)
Total Scilex Notes	150,704
Current portion	(7,172)
Long-term portion of Scilex Notes	$143,532

The Company made principal payments of $1.6 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively, which were based on a percentage of net sales of ZTlido. The imputed effective interest rate at March 31, 2020 was 7.7%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2020 and 2019 was approximately $2.9 million and $4.6 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of a Scilex Holding IPO that satisfies certain valuation thresholds and timing considerations (See Note 3). The Company re-evaluates this assessment each reporting period.

2018 Oaktree Term Loan Agreement

On November 7, 2018, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Conditional Loan”). The Initial Loan matures on November 7, 2023 (the “Maturity Date”) and bears interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin, or 7%. The net proceeds of the Initial Loan were approximately $91.3 million, after deducting estimated loan costs, commissions, fees and expenses, and were used for general corporate purposes. In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are exercisable from May 7, 2019 through May 7, 2029 and will be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Initial Warrants (the “Initial Warrant Shares”), in which case the Initial Warrants shall also be exercisable on a cashless exercise basis. In connection with the Loan Agreement, on November 7, 2018, the Company and the Lenders entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company agreed to file one or more registration statements with the SEC for the purpose of registering for resale the Initial Warrant Shares and the shares of common stock issuable upon exercise of warrants that may be issued in connection with the Conditional Loan (the “Conditional Warrants”).

On May 3, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to the Company $20.0 million of the Conditional Loan, notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”). The Lenders also agreed to loan the Company the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones between August 7, 2019 and November 7, 2019 (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The Term Loans and the Early Conditional Loan will mature on November 7, 2023. The Term Loans may be prepaid by the Company, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans (including the Early Conditional Loan and the Remaining Conditional Loan), the Company has agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid amounting to approximately $1.5 million. The Early Conditional Loan was funded on May 3, 2019.

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

On December 6, 2019, the Company, the Guarantors and the Lenders and the Agent entered into an amendment (“Amendment No. 2”) to the Loan Agreement. Under the terms of Amendment No. 2, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee was equal to 3% of the principal amount of the Term Loans being prepaid, and the Company was not required to pay any Make-Whole Payment. Pursuant to Amendment No. 2, the Company also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by the Company of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account will be $10.0 million if the Company makes an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

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

The Company, during the first quarter of 2020 and through May 7, 2020, repaid approximately $60.5 million of outstanding principal under the Term Loans plus approximately $4.8 million of related prepayment premium, exit fees and accrued interest thereon. Approximately $11.6 million of such repayment was effectuated through a release by the Lenders of all amounts held in a debt service reserve account for the benefit of the Lenders and of all amounts in the blocked liquidity account. The Company is no longer required to maintain any amounts in the debt service reserve account or the blocked liquidity account, but has committed to meet debt prepayment obligations of approximately $10 million, and pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020. Certain of these features were accounted for in the consolidated financial statements as a derivative liability (See Note 3).

In connection with the repayment of outstanding principal, the Company recorded a loss on partial debt settlement of $23.6 million. The Company accounted for the prepayment of principal as a partial debt extinguishment. However, under ASC Topic 470-50, the modified terms of the debt during the three months ended March 31, 2020 were not substantially different from the terms of the Loan Agreement and therefore were accounted for as a modification and not a debt extinguishment.

The fair value of the Term Loans was estimated using a discounted cash flow model with Level 3 inputs with key inputs that include debt yield, coupon rate and maturity dates. Borrowings under the Term Loans consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal	$64,465	$120,000
Unamortized debt discount	(21,676)	(34,892)
Unamortized debt issuance costs	(3,363)	(7,945)
Carrying value	$39,426	$77,163
Estimated fair value	$50,900	$70,460

Interest expense recognized for stated interest on the Term Loans totaled $2.1 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the three months ended March 31, 2020 and 2019 was approximately $1.5 million and $1.0 million, respectively.

The Company identified certain embedded derivatives that require bifurcation from the Initial Loan and Early Conditional Loan. Certain of these embedded features include a contingent accelerated repayment feature, which was accounted for in the consolidated financial statements as a derivative liability (see Note 3). The Company re-evaluates this assessment each reporting period.

The Company is no longer required to maintain any amounts in the debt service reserve account or the blocked liquidity account, but has committed to meet debt prepayment requirements of approximately $10 million, and pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020. Certain of these features were accounted for in the consolidated financial statement as a derivative liability (see Note 3).

Both the 2018 Purchase Agreements and Indenture for Scilex and the Loan Agreement (collectively, the “Debt Arrangements”), provide that, upon the occurrence of an event of default, the lenders thereunder may, by written notice to the Company, declare all of the outstanding principal and interest under such Debt Arrangements immediately due and payable. For purposes of the Debt Arrangements, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Debt Arrangements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Debt Arrangements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of the Company, which would include, with respect to the Loan Agreement, a failure or acceleration under the 2018 Purchase Agreements and Indenture for Scilex, and with respect to the 2018 Purchase Agreements and Indenture for Scilex, a failure or acceleration under the Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving the Company or certain of its subsidiaries. The Company is in compliance with event of default clauses under the Debt Arrangements.

8. Stockholders` Equity

Aspire Transaction

In February 2020, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of the Company’s common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 897,308 shares of the Company’s common stock as a commitment fee. The Company is using any proceeds it receives under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of the Term Loans.

During the quarter ended March 31, 2020, the Company issued and sold an aggregate of 28,721,972 shares of the Company’s common stock to Aspire Capital for aggregate net proceeds to the Company of approximately $62.6 million. Subsequent to March 31, 2020, the Company issued and sold an aggregate of 5,103,038 shares of its common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $12.4 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as the Company issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

9. Stock Based Compensation

2019 Stock Incentive Plan

A summary of stock option activity under the Sorrento Therapeutics, Inc. 2009 Stock Incentive Plan and the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan for the three months ended March 31, 2020 is as follows (in thousands, except price data):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	14,586,661	$4.36	$5,136
Options Granted	300,000	$1.81
Options Canceled	(1,159,739)	$3.52
Options Exercised	(49,193)	$2.04
Outstanding at March 31, 2020	13,677,729	$4.38	$84

The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions. The Company granted no stock options during the three months ended March 31, 2019.

Three Months Ended March 31,
2020
Weighted-average grant date fair value	$1.36
Dividend yield	—%
Volatility	94%
Risk-free interest rate	0.71%
Expected life of options (years)	5.9

Total stock-based compensation recorded as operating expenses was $2.1 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2020 was $17.9 million and the weighted average period over which these grants are expected to vest is 3.0 years.

Scilex Holding Company

Total stock-based compensation expense recorded as operating expenses was $1.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of March 31, 2020 was $14.2 million and the weighted average period over which these grants are expected to vest is 2.9 years.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing against NantPharma. On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma, LLC; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong.  Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration with the American Arbitration Association. On May 4, 2020, the Company filed counterclaims against NANTibody and NantPharma related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. With the counterclaims, the Company is seeking money damages in an amount yet to be determined. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

Operating Leases

As of March 31, 2020, the Company’s leases have remaining lease terms of approximately 0.7 to 9.7 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Operating lease costs were approximately $2.5 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,414	$1,533

ROU assets obtained in exchange for new and amended operating lease liabilities	$795	$300

Weighted average remaining lease term in years - operating leases	9.1	9.9
Weighted average discount rate - operating leases	12.2%	12.1%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2020 (Remaining nine months)	$7,484
2021	9,713
2022	9,765
2023	9,993
2024	10,117
2025	9,579
Thereafter	43,174
Total lease payments	99,825
Less imputed interest	(44,357)
Total lease liabilities as of March 31, 2020	$55,468

11. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company’s U.S. federal and state deferred tax assets, with the exception of an amount equal to schedulable deferred tax liabilities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryforwards generated in taxable years beginning after December 31, 2017, to offset 100% of taxable income for taxable years beginning before January 1, 2021, and 80% of taxable income in taxable years beginning after December 31, 2020. In addition, the CARES Act makes the Alternative Minimum Tax Credit 100% refundable for taxable years beginning in 2018 and 2019. The Company has recorded an income tax benefit of $0.1 million related to this legislation.

The Company’s income tax benefit of $0.3 million and $0.2 million reflect effective tax rates of 0.4% and 0.12% for the three months ended March 31, 2020 and 2019, respectively.

The difference between the expected statutory federal tax rate of 21% and the 0.4% effective tax rate for the three months ended March 31, 2020 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the three months ended March 31, 2020, when compared to the same period in 2019, the increase in the tax benefit and change in effective income tax rate was primarily attributable to the impact of the Company’s valuation allowance.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Related Party Agreements

As of March 31, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharma for the ZTlido product. During the three months ended March 31, 2020 and 2019, Scilex Pharma purchased approximately $0.7 million and $3.2 million, respectively, of inventory from ITOCHU CHEMICAL FRONTIER Corporation.

13. Loss Per Share

For the three months ended March 31, 2020 and 2019, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange.

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss attributable to Sorrento	$(65,195)	$(108,071)
Net loss attributable to Semnur holders of Scilex Holding	—	—
Net loss used for diluted earnings per share	$(65,195)	$(108,071)

Denominator for Basic Loss Per Share	182,609	122,281
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	—
Denominator for Diluted Loss Per Share	182,609	122,281
Basic Loss Per Share	$(0.36)	$(0.88)
Diluted Loss Per Share	$(0.36)	$(0.88)

The potentially dilutive stock options that would have been excluded because the effect would have been anti-dilutive for the three months ended March 31, 2020 and 2019 were 13.7 million and 3.9 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been anti-dilutive for the three months ended March 31, 2020 and 2019 were 52.5 million and 4.5 million, respectively. Additionally, the Company excluded approximately 9.8 million potentially dilutive shares related to the Semnur Exchange because the effect would have been anti-dilutive.

14. Segment Information

The Company operates in two operating and reportable segments, Sorrento Therapeutics and Scilex. With the exception of unrestricted cash balances, the Company’s Chief Operating Decision Maker does not regularly review asset information by reportable segment and, therefore, it does not report asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020			2019
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$2,510	$5,211	$7,721	$3,284	$2,859	$6,143
Operating expenses	33,248	17,636	50,884	35,131	94,182	129,313
Operating loss	(30,738)	(12,425)	(43,163)	(31,847)	(91,323)	(123,170)
Unrestricted cash	11,777	10,120	21,897	37,732	53,239	90,971

15. Subsequent Events

Equity Distribution Agreement

On April 27, 2020, the Company voluntarily terminated that certain Equity Distribution Agreement, dated October 1, 2019 (the “Distribution Agreement”), that the Company entered into with JMP Securities LLC (“JMP Sales Agent”), effective immediately. Pursuant to the Distribution Agreement, the Company could offer and sell, from time to time, through the JMP Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to $75,000,000. During the term of the Distribution Agreement, the Company sold an aggregate of 2,120,149 shares of its common stock thereunder for aggregate gross proceeds to the Company of approximately $7.4 million. The Distribution Agreement was terminable at will by the Company with no penalty.

Sales Agreement

On April 27, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of its common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to the Offering filed with the SEC on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’

advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Common Stock Purchase Agreement

On April 27, 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Arnaki Ltd. (the “Purchaser”), pursuant to which the Purchaser is committed to purchase up to an aggregate of $250.0 million of shares of the Company’s common stock over the 36-month term of the Purchase Agreement on the terms set forth therein. Any Shares offered and sold to the Purchaser will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to offering of shares pursuant to the Purchase Agreement filed with the SEC on April 27, 2020.

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), the Company has the right, in its sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of common stock per business day. The Company and the Purchaser also may mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. The Company also has the right, in its sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by the Company on each Purchase Date. The aggregate purchase price paid by the Purchaser shall not exceed $5.0 million per Purchase Date, unless mutually agreed upon by the Company and the Purchaser. The purchase price of the common stock pursuant to the Purchase Agreement will generally be equal to 97.5% of the daily volume weighted average purchase price of the common stock on the Purchase Date.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Sorrento Therapeutics, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, and “our”) is a clinical stage and commercial biopharma company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. We have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

At our core, we are an antibody-centric company and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, c-MET, VEGFR2, CCR2 and CD137 among others.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. In response to the global COVID-19 pandemic, we are developing potential coronavirus antiviral therapies and vaccines, including COVIDTRAPTM, COVI-MABTM, COVI-KILLERTM, COVI-RTXTM and COVI-CELLTM.

With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, an oncolytic virus (Seprehvir®) and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”) and obtained clearance from the U.S. Food and Drug Administration (the “FDA”) and commenced a human clinical trial for this indication in early 2018. We have dosed five patients and are continuing the enrollment of additional patients.

Broadly speaking, we believe we are one of the world’s leading CAR-T and DAR-T companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. With “off-the-shelf” solutions, DAR-T therapy can truly become a drug product rather than a treatment procedure. One of the approaches we have taken to develop the “off-the-shelf” allogeneic CAR-T solutions is through Celularity, Inc., our joint venture with Celgene, United Therapeutics and others, (“Celularity”). Celularity focuses on developing cell therapies with placenta-derived and cord blood T cells, which have natural allogeneic “off-the-shelf” characteristics.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically ablates nerves that conduct chronic and inflammatory pain signals while leaving other nerve functions intact and is being studied for chronic pain treatment. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase I trials (intrathecal and epidural routes) in that indication are concluding. A Phase Ib trial studying tolerance and efficacy of RTX for the control of osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020 and we expect to release clinical data by the end of 2020. Knee arthritis registrational trials are planned to start later in 2020 with a pivotal trial, pending meeting with the FDA and receiving clearance to proceed.

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions and maximize the quality of life of patients and healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.

Additionally, we are currently conducting preclinical development of multiple therapeutic, vaccine and diagnostic candidates for the potential treatment, prevention and detection of COVID-19 across our proprietary platforms, including natural killer cell therapies, neutralizing antibodies and soluble recombinant fusion protein traps (COVIDTRAPTM) to potentially inhibit the binding of SARS-CoV-2’s spike protein with host ACE2 receptors, thereby potentially preventing viral cell entry. SARS-CoV-2 is the virus that causes COVID-19.

Impact of COVID-19 on Our Business

We are closely monitoring the COVID-19 pandemic and its potential impact on our business. We are an Essential Critical Infrastructure Provider, as our operations are critical to the continued operations of the healthcare infrastructure of the United States, as set forth by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the outbreak including implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, "Risk Factors" herein.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues. Revenues were $7.7 million for the three months ended March 31, 2020, as compared to $6.1 million for the three months ended March 31, 2019.

Revenues in our Sorrento Therapeutics segment decreased from $3.3 million to $2.5 million for the three months ended March 31, 2020 compared to the same quarter of the prior year and were primarily attributed to lower contract manufacturing service revenues and lower revenues from the sale of materials associated with our research and development arrangements.

Revenues in our Scilex segment increased from $2.9 million to $5.2 million for the three months ended March 31, 2020 compared to the same quarter of the prior year and were attributed to the continued increase in market share and product sales of ZTlido, which was commercially launched in October 2018.

Cost of revenues. Cost of revenues for the three months ended March 31, 2020 and 2019 were $2.4 million and $2.3 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $0.1 million and was primarily attributable to lower revenues.

Cost of revenues for our Scilex segment increased by $0.2 million and was mainly driven by higher sales volumes of ZTlido.

Research and Development (“R&D”) Expenses. Research and development expenses for the three months ended March 31, 2020 and 2019 were $21.2 million and $25.6 million, respectively. Research and development expenses include expenses associated with SP-102, costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment decreased by $5.7 million as compared to the same quarter of the prior year and were primarily driven by reduced expenditures on lab supplies and lower pre-clinical spend compared to the prior year.

R&D expenses for our Scilex segment increased by $1.2 million as compared to the same quarter of the prior year and were primarily driven by costs associated with our SP-102 product pipeline.

Acquired In-process Research and Development Expenses. We did not have acquired in-process research and development expenses during the three months ended March 31, 2020. Acquired in-process research and development expenses for the three months ended March 31, 2019 was $75.3 million and were incurred due to acquired in-process research and development expenses associated with the acquisition of Semnur in March 2019.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2020 and 2019 were $26.3 million and $25.1 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $3.9 million and were primarily attributed to increased legal and professional fees compared to the same period of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $2.7 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido.

Gain on Derivative Liabilities. Gain on derivative liabilities for the three months ended March 31, 2020 was $4.9 million compared to a loss of $14.5 million in the same period in 2019.

Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $1.0 million. We recorded a $9.3 million loss attributed to the senior secured notes due 2026 issued by Scilex Pharma in an aggregate principal amount of $224.0 million (the “Scilex Notes”), pursuant to which the holders of the Scilex Notes could require us to repurchase Scilex Notes in certain circumstances. We recorded a $8.3 million gain associated with the modification of the Initial Loan and Early Conditional Loan (as defined below) and change in value associated with the contingent acceleration feature that occurred during the three months ended March 31, 2020, as further described in Note 7 and Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Gain on derivative liabilities for our Scilex segment was $5.9 million and was primarily attributed to revised probabilities related to expected timing of receipt of marketing approval for SP-103 and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Loss on Partial Debt Settlement. Loss on partial debt settlement for the three months ended March 31, 2020 was $23.6 million and was attributed to the repayments of outstanding principal on our Term Loans as further described in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest Expense. Interest expense for the three months ended March 31, 2020 and 2019 was $6.8 million and $9.1 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Scilex Notes.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively. The increase in income tax benefit was attributed to the impact of our valuation allowance.

Net Loss. Net loss for the three months ended March 31, 2020 and 2019 was $69.2 million and $146.5 million, respectively.

Liquidity and Capital Resources

As of March 31, 2020, we had $21.9 million in cash and cash equivalents attributable in part to the following financing arrangements:

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

In May 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “Amendment”) to the Loan Agreement. Under the terms of the Amendment, among other things, the Lenders agreed to make available to us $20.0 million of the Conditional Loan notwithstanding that the commercial and financial milestones had not occurred (the “Early Conditional Loan”) with a maturity date of November 7, 2023. The net proceeds of the Early Conditional Loan were approximately $18.9 million, after deducting estimated loan costs, commission, fees and expenses. The Lenders also agreed to loan us the remaining $30.0 million of the Conditional Loan upon the satisfaction of the commercial and financial milestones (the “Remaining Conditional Loan” and, together with the Initial Loan and the Early Conditional Loan, the “Term Loans”). The commercial and financial milestones were not achieved by November 7, 2019 and therefore the Remaining Conditional Loan was not loaned to us.

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

In December 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (“Amendment No. 2”) to the Loan Agreement. Under the terms of Amendment No. 2, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee was equal to 3% of the principal amount of the Term Loans being prepaid, and we were not required to pay any Make-Whole Payment. Pursuant to Amendment  No. 2, we also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by us of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account will be $10.0 million if we make an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

During the first quarter of 2020 and through May 7, 2020, we repaid approximately $60.5 million of outstanding principal under the Term Loans plus approximately $4.8 million of related prepayment premium, exit fees and accrued interest thereon. Approximately $11.6 million of such repayment was effectuated through a release by the Lenders of all amounts held in a debt service reserve account for the benefit of the Lenders and of all amounts in the blocked liquidity account. We are no longer required to maintain any amounts in the debt service reserve account or the blocked liquidity account, but have committed to meet debt prepayment requirements of approximately $10 million , and pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020.

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

Pursuant to the terms of the Indenture, we issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $29,000,000 in restricted and unrestricted cash (which is inclusive of the amount in the Collateral Account) as of the end of any calendar month ending March 31, 2020 through and including the month ending March 31, 2021 or at least $35,000,000 in unrestricted cash (which is inclusive of the amount in the Collateral Account) at the end of any calendar month after March 31, 2021, (2) actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma, as beneficiary of the Letter of Credit, will draw, and we will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, and upon receipt by Scilex Pharma of the subordinated loan, the holders of the Scilex Notes shall have the one-time right to require us to purchase up to an aggregate of $25,000,000 of the Scilex Notes then outstanding. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Holding that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.

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

Both the 2018 Purchase Agreements and Indenture for Scilex and the Loan Agreement (collectively, the "Debt Arrangements") provide that, upon the occurrence of an event of default, the lenders thereunder may, by written notice to us, declare all of the outstanding principal and interest under such Debt Arrangements immediately due and payable. For purposes of the Debt Arrangements, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Debt Arrangements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Debt Arrangements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of us, which would include, with respect to the Loan Agreement, a failure or acceleration under the 2018 Purchase Agreements and Indenture for Scilex, and with respect to the 2018 Purchase Agreements and Indenture for Scilex, a failure or acceleration under the Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries. We are in compliance with the event of default clauses under the Debt Arrangements.

Equity Financings

Universal Shelf Registration Statement

In March 2020, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective by the SEC on March 20, 2020. The Shelf Registration Statement provides us with the ability to offer up to $1.0 billion of securities, including equity and other securities as described in the registration statement. Pursuant to the Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. As of May 7, 2020, approximately $500.0 million of securities remain available and unallocated for offerings of securities under the Shelf Registration Statement.

Common Stock Purchase Agreement

On April 27, 2020, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Arnaki Ltd. (the “Purchaser”), pursuant to which the Purchaser is committed to purchase up to an aggregate of $250.0 million of shares of our common stock over the 36-month term of the Purchase Agreement on the terms set forth therein. Any Shares offered and sold to the Purchaser will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to offering of shares pursuant to the Purchase Agreement filed with the SEC on April 27, 2020.

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), we have the right, in our sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of our common stock per business day. We and the Purchaser also may mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. We also have the right, in our sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by us on each Purchase Date. The aggregate purchase price paid by the Purchaser shall not exceed $5.0 million per Purchase Date, unless mutually agreed upon by us and the Purchaser. The purchase price of our common stock pursuant to the Purchase Agreement will generally be equal to 97.5% of the daily volume weighted average purchase price of our common stock on the Purchase Date.

Sales Agreement

On April 27, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of our common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to the Offering filed with the SEC on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’ advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement.

Purchase Agreement with Aspire Capital

In February 2020, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of our common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, we issued to Aspire Capital 897,308 shares of our common stock as a commitment fee. We have used the proceeds we receive under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of debt. The Aspire Purchase Agreement may be terminated by us at any time without any liability to us. Generally, Aspire Capital may terminate the Aspire Purchase Agreement at any time that an event of default exists. During the quarter ended March 31, 2020, we issued and sold an aggregate of 28,721,972 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $62.6 million. Subsequent to March 31, 2020, we issued and sold an aggregate of 5,103,038 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $12.4 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as we issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

2019 Registered Direct Offering

In October 2019, we announced the closing of our previously announced registered direct offering of 10,869,566 shares of our common stock and warrants to purchase up to 10,869,566 shares of our common stock, at a combined purchase price of $2.30 per share and related warrant. The net proceeds from this offering were approximately $23.4 million, after deducting the placement agent’s fees and other estimated offering expenses and were received in October 2019.

Equity Distribution Agreement

In October 2019, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with JMP Securities LLC, as sales agent  (the “JMP Sales Agent”), pursuant to which we could offer and sell, from time to time, through or to the JMP Sales Agent, as sales agent or principal, up to $75.0 million in shares of our common stock. Effective February 10, 2020, we voluntarily suspended our continuous offering and sale of shares under the Distribution Agreement. On April 27, 2020, we voluntarily terminated the Distribution Agreement. The Distribution Agreement was terminable at will by us with no penalty. During the term of the Distribution Agreement, we sold an aggregate of 2,120,149 shares of our common stock thereunder for aggregate gross proceeds of approximately $7.4 million.

2019 Public Offering of Common Stock and Warrants

In June 2019, we entered into an underwriting agreement with JMP Securities LLC, as representative of the several underwriters named therein, relating to a firm commitment underwritten public offering. The net proceeds from this offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses and were received in July 2019.

Contingent Considerations

Semnur Pharmaceuticals Acquisition Contingent Consideration

In March 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur, Scilex Holding, Sigma Merger Sub, Inc., the prior wholly-owned subsidiary of Scilex Holding, and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”). Pursuant to the Merger Agreement, Scilex Holding agreed to pay the Semnur Equityholders up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, including obtaining the first approval of a New Drug Application of a Semnur product by the FDA and the achievement of certain amounts of net sales of Semnur products.

Sofusa Contingent Consideration

In July 2018, we acquired Kimberly-Clark’s Sofusa® micro-needle drug delivery system platform (the “Sofusa Acquisition”). At the closing of the Sofusa Acquisition, we paid $10.0 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by us in connection with any license, sale or other grant of rights by us to develop or commercialize the Sofusa Assets (the “Sofusa Contingent Consideration”). The aggregate amount of the Sofusa Contingent Consideration payable by us will not exceed $300.0 million.

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $38.6 million for the three months ended March 31, 2020 as compared to $44.3 million for the three months ended March 31, 2019. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities related to purchases of equipment and was not significant during the three months ended March 31, 2020. During the three months ended March 31, 2019, net cash used for investing activities was $22.3 million, and our use of cash for investing activities primarily related to $17.0 million associated with the Semnur acquisition.

Cash Flows from Financing Activities. Net cash used by financing activities was $24.7 million for the three months ended March 31, 2020 as compared to net cash provided by financing of $1.1 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we repaid $55.5 million of outstanding principal under the Term Loans, and $2.3 million in exit fees and prepayment fees and a payment of $1.6 million on the Scilex Notes. The use of cash was offset by proceeds received of $62.6 million in connection with the Aspire Purchase Agreement and an additional $21.0 million from common stock issuances and warrant exercises.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance our product pipeline and other product candidates into clinical trials, (ii) continue our development of, and seek regulatory approvals for, our product candidates in clinical trials, (iii) expand our corporate infrastructure, and (iv) incur our share of joint venture and collaboration costs for our products and technologies.

Uses of Cash. We have and plan to expand our business and intellectual property portfolio through the acquisition of new businesses and technologies as well as entering into licensing arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, revenue recognition, leases, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and there have been no material changes during the three months ended March 31, 2020.

Contractual Obligations and Commitments

As of March 31, 2020, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2020, other than off balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies” and “Recent Accounting Pronouncements” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, there has been no material change in our assessment of our sensitivity to market risk , including interest rate, capital market and concentration risks, since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation performed, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

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

On April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, we have filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma LLC and us, filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss our arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing against NantPharma. On March 5, 2020, we filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from us in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where we will have the right to a jury trial against Dr. Soon-Shiong, we have dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma, LLC; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and us), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against us and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and us), and tortious interference with contract. On July 8, 2019, we and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc. and NantPharma, LLC have re-filed their claims in arbitration with the American Arbitration Association. On May 4, 2020, we filed counterclaims against NANTibody and NantPharma related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. With the counterclaims, we are seeking money damages in an amount yet to be determined. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2019, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), SP-103, bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor-T Cell (“CAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $725.0 million and $659.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, SP-103, SEMDEXATM and our other product candidates into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, (vi) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (vii) expand our corporate, development and manufacturing infrastructure, and (viii) support our subsidiaries, including Scilex Holding Company, in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

•	the number of product candidates we pursue;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from biopharmaceutical companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our obligations under our debt arrangements;
•	the effect of the COVID-19 pandemic; and
•	our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido.

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

Risks Related to Our Business and Industry

We face potential business disruptions and related risks resulting from the recent outbreak of the novel coronavirus, which could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or SARS-CoV-2, was reported to have surfaced in Wuhan, China. SARS-CoV-2 is the virus that causes COVID-19. The COVID-19 outbreak has grown into a global pandemic that has impacted Asia, United States, Europe and other countries throughout the world. Financial markets have been experiencing extreme fluctuations that may cause a contraction in available liquidity globally as important segments of the credit markets react to the development. The pandemic may lead to a decline in business and consumer confidence. The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business, clinical trials and sales of ZTlido® (lidocaine topical system 1.8%) (“ZTlido”) will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are monitoring the potential impact of the COVID-19 outbreak, and if COVID-19 continues to spread globally, including in the United States, we may experience disruptions that could severely impact the development of our product candidates, including:

•	delays or difficulties in enrolling patients in our clinical trials as patients may be reluctant, or unable, to visit clinical sites;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators, clinical site staff and potential closure of clinical facilities;

•	decreases in patients seeking treatment for chronic pain;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. For example, we obtain our commercial supply of ZTlido and our clinical supply of SP-103 exclusively from Oishi and Itochu in Japan. The COVID-19 pandemic may result in delays in the procurement and shipping of ZTlido, which may have an adverse impact on our operating results.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

In addition, the continued spread of COVID-19 globally could materially and adversely impact our operations, including without limitation, our sales and marketing efforts, sales of ZTlido, travel, employee health and availability, which may have a material and adverse effect on our business, financial condition and results of operations.

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2020.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain, anti-CD38 CAR-T for multiple myeloma and anti-CEA CAR-T for intrahepatic CEA positive metastases and for intraperitoneal tumor implantation (malignant ascites) and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the first half of 2021 with higher strength SP-103. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into a Term Loan Agreement (the “Initial Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), for an initial term loan of $100.0 million (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019, and the satisfaction of certain customary conditions (the “Original Delayed Draw Term Loan”). The Initial Loan was funded on November 7, 2018. On May 3, 2019, we, the Guarantors, the Lenders and the Agent entered into an amendment to the Initial Loan Agreement (the “First Amendment”). Under the First Amendment, the Lenders funded $20.0 million of the Original Delayed Draw Term Loan on May 3, 2019. On December 6, 2019, we, the Guarantors, the Lenders and the Agent entered into a second amendment to the Initial Loan Agreement (the “Second Amendment” and, the Initial Loan Agreement, as amended, the “Loan Agreement”). The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including financial reporting obligations, financial milestones and limitations on indebtedness, liens, negative pledges, certain restricted payments, subsidiary distributions, investments, fundamental transactions, dispositions of assets and transactions with affiliates. In addition, we have committed to meet debt prepayment requirements of approximately $10 million, and pursue debt restructuring arrangements and the sale of one or more non-core assets in the first half of 2020. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality obligations, as well as indemnification rights for the benefit of the Lenders.

For purposes of the Scilex Indenture and the Loan Agreement, an event of default includes, among other things, (i) a failure to pay any amounts when due under such agreements, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under such agreements, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of us, which would include, with respect to the Loan Agreement, a failure or acceleration under the Scilex Indenture, and with respect to the Scilex Indenture, a failure or acceleration under the Loan Agreement, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries.

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

In March 2020, the health officers of San Diego County, where our principal executive offices are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect in mid-March 2020 and the shelter-in-place orders in San Diego County are scheduled to continue until further notice from health officers of San Diego County. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place order, which could negatively impact our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from March 31, 2019 to March 31, 2020, our closing stock price ranged from $1.45 to $4.76 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	introduction of new products offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	ineffectiveness of our internal controls;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	failure to effectively integrate the acquired companies’ operations;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events
•	effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1

Registration Rights Agreement, dated as of February 10, 2020, by and between Sorrento Therapeutics, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020).

10.1

Common Stock Purchase Agreement, dated as of February 10, 2020, by and between Sorrento Therapeutics, Inc. and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020).

10.2*+

Omnibus Amendment No. 2 to Indenture and Letter of Credit, dated as of March 30, 2020, by and among Scilex Pharmaceuticals, Inc., Sorrento Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the senior secured notes due 2026 and the holders of such securities listed on the signature pages.

10.3	Binding Term Sheet, dated as of March 31, 2020, by and between Sorrento Therapeutics, Inc., and Nanjing Hongjing Enterprise Management Consulting Co., Ltd.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Sorrento Therapeutics, Inc.

Date:	May 11, 2020	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)