Form 10-Q
period 2020-06-30
Sorrento Therapeutics, Inc.
filed 2020-08-04
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 31, 2020 was 242,026,582.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$24,388	$22,521
Restricted cash	—	13,098
Accounts receivables, net	13,801	14,454
Inventory	2,447	3,362
Prepaid expenses and other	14,365	14,153
Total current assets	55,001	67,588
Property and equipment, net	27,523	29,888
Operating lease right-of-use assets	45,070	46,384
Intangibles, net	61,324	63,308
Goodwill	38,298	38,298
Cost method investments	237,008	237,008
Equity method investments	19,978	25,233
Restricted cash	45,000	45,150
Other, net	3,866	4,775
Total assets	$533,068	$557,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,605	$27,630
Accrued payroll and related benefits	17,909	15,914
Accrued expenses	19,711	18,728
Current portion of deferred revenue	4,107	3,643
Acquisition consideration payable	398	908
Current portion of derivative liabilities	—	8,800
Current portion of debt	19,151	36,261
Current portion of operating lease liabilities	3,460	3,322
Total current liabilities	91,341	115,206
Long-term debt, net of discount	147,027	199,088
Deferred tax liabilities, net	7,055	9,043
Deferred revenue	113,781	114,389
Derivative liabilities	41,900	35,000
Operating lease liabilities	51,200	52,111
Other long-term liabilities	549	39
Total liabilities	$452,853	$524,876
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 231,846,901 and 167,798,120 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25	18
Additional paid-in capital	989,702	788,122
Accumulated other comprehensive loss	(225)	(270)
Accumulated deficit	(802,753)	(659,818)
Treasury stock, 7,568,182 shares at cost at June 30, 2020, and December 31, 2019	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	137,285	78,588
Noncontrolling interests	(57,070)	(45,832)
Total equity	80,215	32,756
Total liabilities and stockholders’ equity	$533,068	$557,632

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$5,794	$4,699	$11,042	$8,058
Service revenues	3,213	1,778	5,686	4,562
Total revenues	9,007	6,477	16,728	12,620
Operating costs and expenses:
Cost of products sold	699	589	1,247	1,029
Cost of services	1,550	2,692	3,441	4,560
Research and development	24,150	24,793	45,304	50,409
Acquired in-process research and development	4,881	—	4,881	75,301
Selling, general and administrative	24,463	27,772	50,762	52,894
Intangible amortization	992	992	1,984	1,958
Total operating costs and expenses	56,735	56,838	107,619	186,151
Loss from operations	(47,728)	(50,361)	(90,891)	(173,531)
(Loss) gain on trading securities	—	(76)	(59)	18
Loss on debt extinguishment	(28,294)	—	(51,939)	—
Gain (loss) on derivative liabilities	1,980	(10,591)	6,900	(25,092)
(Loss) gain on foreign currency exchange	124	(411)	(23)	(98)
Interest expense	(8,297)	(9,520)	(15,122)	(18,600)
Interest income	2	305	21	839
Loss before income tax	(82,213)	(70,654)	(151,113)	(216,464)
Income tax benefit	(1,919)	(383)	(2,195)	(561)
Loss on equity method investments	(4,699)	(1,574)	(5,255)	(2,471)
Net loss	(84,993)	(71,845)	(154,173)	(218,374)
Net loss attributable to noncontrolling interests	(7,253)	(15,083)	(11,238)	(53,541)
Net loss attributable to Sorrento	$(77,740)	$(56,762)	$(142,935)	$(164,833)
Net loss per share - basic per share attributable to Sorrento	$(0.36)	$(0.46)	$(0.72)	$(1.35)
Net loss per share - diluted per share attributable to Sorrento	$(0.36)	$(0.47)	$(0.72)	$(1.51)
Weighted-average shares used during period - basic per share attributable to Sorrento	216,956	122,549	199,782	122,415
Weighted-average shares used during period - diluted per share attributable to Sorrento	216,956	132,459	199,782	128,132

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(84,993)	$(71,845)	$(154,173)	$(218,374)
Other comprehensive loss (gain):
Foreign currency translation adjustments	(10)	(52)	45	33
Total other comprehensive loss (gain)	(10)	(52)	45	33
Comprehensive loss	(85,003)	(71,897)	(154,128)	(218,341)
Comprehensive loss attributable to noncontrolling interests	(7,253)	(15,083)	(11,238)	(53,541)
Comprehensive loss attributable to Sorrento	$(77,750)	$(56,814)	$(142,890)	$(164,800)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts; unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798,120	$18	7,568,182	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Exercise of stock options, net	925,945				3,896				3,896
Issuance of common stock upon exercise of warrants	13,124,042	1	—	—	38,860	—	—	—	38,861
Issuance of common stock for equity offerings	49,998,794	6	—	—	151,807	—	—	—	151,813
Stock-based compensation	—	—	—	—	7,017	—	—	—	7,017
Foreign currency translation adjustment	—	—	—	—	—	45		—	45
Net loss	—	—	—	—	—	—	(142,935)	(11,238)	(154,173)
Balance, June 30, 2020	231,846,901	$25	7,568,182	$(49,464)	$989,702	$(225)	$(802,753)	$(57,070)	$80,215

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, March 31, 2020	204,566,004	$23	7,568,182	$(49,464)	$875,712	$(215)	$(725,013)	$(49,817)	$51,226
Exercise of stock options, net	876,752				3,797				3,797
Issuance of common stock upon exercise of warrants	8,115,433	1	—	—	25,326	—	—	—	25,327
Issuance of common stock for equity offerings	18,288,712	1	—	—	81,532	—	—	—	81,533
Stock-based compensation	—	—	—	—	3,335	—	—	—	3,335
Foreign currency translation adjustment	—	—	—	—	—	(10)		—	(10)
Net loss	—	—	—	—	—	—	(77,740)	(7,253)	(84,993)
Balance, June 30, 2020	231,846,901	$25	7,568,182	$(49,464)	$989,702	$(225)	$(802,753)	$(57,070)	$80,215

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	$(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	365,242	—	—	—	1,206	—	—	—	1,206
Equity contribution related to Semnur acquisition	—	—	—	—	28,400	—	—	26,600	55,000
Stock-based compensation	—	—	—	—	4,963	—	—	—	4,963
Issuance of 2019 Warrants					4,288				4,288
Foreign currency translation adjustment	—	—	—	—	—	33	—	—	33
Net loss	—	—	—	—	—	—	(164,833)	(53,541)	(218,374)
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, March 31, 2019	122,311,917	$13	7,568,182	$(49,464)	$657,115	$100	$(475,821)	$(13,830)	$118,113
Issuance of common stock upon exercise of stock options	333,417	—	—	—	1,125	—	—	—	1,125
Stock-based compensation	—	—	—	—	2,987	—	—	—	2,987
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Foreign currency translation adjustment	—	—	—	—	—	(52)	—	—	(52)
Net loss	—	—	—	—	—	—	(56,762)	(15,083)	(71,845)
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30,
Operating activities	2020	2019
Net loss	$(154,173)	$(218,374)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,653	5,934
Non-cash operating lease cost	1,689	2,217
Non-cash interest expense and amortization of debt issuance costs	7,955	12,341
Acquired in-process research and development	4,881	75,301
Stock-based compensation	7,017	4,963
Loss on debt extinguishment	51,939	—
(Gain) Loss on derivative liabilities	(6,900)	25,092
Loss on equity method investments	5,255	2,471
Deferred tax provision	(1,989)	(493)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	655	(5,952)
Accrued payroll	1,995	2,264
Prepaid expenses, deposits and other assets	1,612	(4,480)
Accounts payable	(1,241)	5,655
Accrued expenses and other liabilities	73	2,451
Deferred revenue	(144)	(435)
Other	(352)	(98)
Net cash used for operating activities	(76,075)	(91,143)
Investing activities
Purchases of property and equipment	(970)	(7,488)
Purchase of assets related to Semnur, net of cash acquired	—	(17,040)
Other acquisitions and investments	(2,312)	—
Net cash used for investing activities	(3,282)	(24,528)
Financing activities
Proceeds from equity offerings, net of issuance costs	149,243	—
Proceeds from short-term debt, net of issuance costs	7,815	18,858
Proceeds from exercise of stock options and warrants	42,757	1,206
Repayments of debt and other obligations	(131,853)	(1,658)
Net cash provided by (used for) financing activities	67,962	18,406
Net change in cash, cash equivalents and restricted cash	(11,395)	(97,265)
Net effect of exchange rate changes on cash	14	62
Cash, cash equivalents and restricted cash at beginning of period	80,769	213,330
Cash, cash equivalents and restricted cash at end of period	$69,388	$116,127
Supplemental disclosures:
Cash paid during the period for:
Interest	3,148	6,178
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	—	55,000
Semnur acquisition costs incurred but not paid	—	601
Other acquisitions and investments paid in equity	2,569	—
Property and equipment costs incurred but not paid	217	2,671
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	24,388	61,385
Restricted cash	45,000	54,742
Cash, cash equivalents, and restricted cash	$69,388	$116,127

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc., together with its subsidiaries (the “Company”), is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs.

At its core, the Company is antibody-centric and leverages its proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. The Company also has programs assessing the use of its technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

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

Significant Accounting Policies

During the six months ended June 30, 2020, there have been no changes to the Company`s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Scilex Pharmaceuticals Inc. product sales	$5,757	$4,660	$10,969	$7,519
Other product sales	37	39	73	539
Net product revenue	$5,794	$4,699	$11,042	$8,058

Concortis Biosystems Corporation	$1,507	$1,205	$2,829	$3,015
Bioserv Corporation	1,586	453	2,617	1,307
Other revenue	120	120	240	240
Service revenue	$3,213	$1,778	$5,686	$4,562

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2020, which had no cumulative impact to accumulated deficit.

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

The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating, debt servicing and capital requirements for the next 12 months. The Company’s plans include continuing to fund its operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$24,388	$24,388	$—	$—
Restricted cash	45,000	45,000	—	—
Total assets	$69,388	$69,388	$—	$—
Liabilities:
Derivative liabilities - non-current	$41,900	$—	$—	$41,900
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$42,847	$—	$—	$42,847

	Fair Value Measurements at December 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,521	$22,521	$—	$—
Restricted cash	58,248	58,248	—	—
Total assets	$80,769	$80,769	$—	$—
Liabilities:
Derivative liabilities	$8,800	$—	$—	$8,800
Derivative liabilities - non-current	35,000	—	—	35,000
Acquisition consideration payable	908	—	—	908
Acquisition consideration payable - non-current	39	—	—	39
Total liabilities	$44,747	$—	$—	$44,747

The Company’s financial assets and liabilities carried at fair value are comprised of cash, cash equivalents, restricted cash, derivative liabilities and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits which are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair value of the acquisition consideration payable is measured on a recurring basis using significant unobservable inputs (Level 3). Acquisition consideration payable is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment. There were no changes to acquisition consideration payable during the six months ended June 30, 2020.

Derivative liabilities

The Company recorded a gain on derivative liabilities of $2.0 million and $6.9 million for the three and six months ended June 30, 2020, respectively, which related to the compound derivative liabilities associated with the Term Loans (as defined in Note 7) and the Scilex Notes (as defined in Note 7). The compound derivative liabilities consist of the fair value of various embedded features. Significant, Level 3 inputs and assumptions for the Term Loans consisted of the estimated probability of restructuring debt arrangements during the first half of 2020 and estimated probabilities of satisfying certain commercial and financial milestones estimated using a with and without discounted cash flow approach. As explained further in Note 7, the Term Loans were paid in full as of June 30, 2020.

As of June 30, 2020, the fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions. The key assumptions for the Scilex Notes include a 6.7% risk adjusted net sales forecast, an effective debt yield of 21%, estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated probability of an initial public offering by Scilex Holding Company (“Scilex Holding”) that satisfies certain valuation thresholds and timing considerations.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2020:

(in thousands)	Fair Value
Beginning Balance at December 31, 2019	$43,800
Additions	8,800
Re-measurement of Fair Value	(10,700)
Ending Balance at June 30, 2020	$41,900

4. Investments

The Company’s equity method investments primarily include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”) and NantCancerStemCell, LLC (“NantStem”). The Company’s other equity investments primarily include an ownership interest in ImmunityBio, Inc., NantBioScience, Inc. (“NantBioScience”) and Celularity Inc.

During each of the three and six months ended June 30, 2020, the Company recorded an impairment loss of approximately $3.8 million related to an equity method investment for which the Company determined the investment’s value is no longer supportable. The loss is included within loss on equity method investments in the Company’s consolidated statement of operations.

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

In April 2015, the Company and NantCell, Inc. (which subsequently changed its name to ImmunityBio, Inc.) (“NantCell”), a subsidiary of NantWorks, LLC (“NantWorks”), a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint two and three representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody focuses on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs and other immune-check point antibodies as well as ADCs and bispecific antibodies.

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

Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of June 30, 2020 and 2019, the carrying value of the Company’s investment in NANTibody was approximately $1.2 million and $3.2 million, respectively.

NANTibody recorded a net loss of $1.7 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded its portion of loss from NANTibody in loss on equity method investments on its consolidated statements of operations for the six months ended June 30, 2020 and 2019. As of March 31, 2020, NANTibody had $6.4 million in current assets, $3.2 million in current liabilities, $0.2 million in noncurrent assets and no noncurrent liabilities.

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

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s loss is recorded in loss on equity method investments on its consolidated statement of operations. As of each of the periods ended June 30, 2020 and 2019, the carrying value of the Company’s investment in NantStem was approximately $17.8 million.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a quarter lag.

NantStem recorded a net loss of $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company recorded its portion of income from NantStem in loss on equity method investments on its consolidated statements of operations for the six months ended June 30, 2020 and 2019. As of March 31, 2020, NantStem had $76.4 million in current assets, $13.0 thousand in current liabilities, $3.8 million in noncurrent assets and no noncurrent liabilities.

5. Goodwill and Intangible Assets

At both June 30, 2020 and December 31, 2019, the Company had recorded goodwill of $38.3 million. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of June 30, 2020. The Company’s Scilex reporting unit had a negative carrying value of net assets and there were no indicators of impairment of goodwill identified.

Intangible assets with indefinite useful lives totaling $14.4 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of June 30, 2020 and December 31, 2019 is as follows (in thousands, except for years):

June 30, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,413	$172
Acquired developed technology	19	3,410	1,148	2,262
Acquired in-process research and development	—	14,360	—	14,360
Technology placed in service	15	21,940	2,560	19,380
Patent rights	15	32,720	8,012	24,708
Assembled workforce	5	605	163	442
Total intangible assets		$74,620	$13,296	$61,324

December 31, 2019	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,401	$184
Acquired developed technology	19	3,410	1,060	2,350
Acquired in-process research and development	—	14,360	—	14,360
Technology placed in service	15	21,940	1,828	20,112
Patent rights	15	32,720	6,922	25,798
Assembled workforce	5	605	101	504
Total intangible assets		$74,620	$11,312	$63,308

Aggregate amortization expense was $1.0 million for each of the three months ended June 30, 2020 and 2019. Aggregate amortization expense was $2.0 million for each of the six months ended June 30, 2020 and 2019. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at June 30, 2020 is as follows (in thousands):

Years Ending December 31,	Amount
2020 (Remaining six months)	$1,984
2021	3,966
2022	3,966
2023	3,961
2024	3,870
2025	3,845
Thereafter	25,373
Total expected future amortization	$46,965

6. Significant Agreements and Contracts

2019 Acquisitions

Acquisition of Semnur Pharmaceuticals, Inc.

In March 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”) and Scilex Holding, whereby Semnur became a wholly-owned subsidiary of Scilex Holding (the “Merger”), and thereby Scilex Holding acquired Semnur’s SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of approximately $15.0 million in cash and shares of Scilex Holding valued at approximately $55.0 million (the “Stock Consideration”).

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

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2019 or June 30, 2020 since the related regulatory approval milestones are not deemed probable until they actually occur. Approximately $75.3 million was expensed as acquired in-process research and development during the three months ended March 31, 2019.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. As of June 30, 2020, the Company had not yet provided all of the items noted in the agreement, including research services for and on behalf of NantCell, and therefore has recorded the entire upfront payment and value of the equity interest received as deferred revenue. Specifically, only a portion of the materials associated with the licensed assets have been delivered while the majority of the licensed assets remain undelivered and the related research activities are still to be performed. The Company will recognize the upfront payment and the value of the equity interest received over the period beginning with the commencement of the research services. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of NantCell.

7. Debt

2018 Purchase Agreements and Indenture for Scilex

On September 7, 2018, Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent, and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal	$219,153	$221,666
Unamortized debt discount	(62,465)	(67,839)
Unamortized debt issuance costs	(4,015)	(4,360)
Carrying value	$152,673	$149,467
Estimated fair value	$153,500	$150,800

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2020 (Remaining six months)	$2,070
2021	9,910
2022	16,094
2023	20,636
2024	22,247
2025	23,287
Thereafter	124,909
Total future minimum payments	219,153
Unamortized debt discount	(62,465)
Unamortized capitalized debt issuance costs	(4,015)
Total Scilex Notes	152,673
Current portion	(5,646)
Long-term portion of Scilex Notes	$147,027

The Company made principal payments of $2.5 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively, which were based on a percentage of net sales of ZTlido. The imputed effective interest rate at June 30, 2020 was 7.5%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended June 30, 2020 and 2019 was approximately $2.9 million and $4.2 million, respectively. During the six months ended June 30, 2020 and 2019, the amount of debt discount and debt issuance costs included in interest expense was $5.7 million and $8.9 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and that were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex Holding that satisfies certain valuation thresholds and timing considerations (See Note 3). The Company re-evaluates this assessment each reporting period.

The 2018 Purchase Agreements and Indenture, as amended, provide that, upon the occurrence of an event of default, the lenders thereunder may, by written notice to the Company, declare all of the outstanding principal and interest under the Indenture immediately due and payable. For purposes of the Indenture, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Indenture, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Indenture, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of the Company, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving the Company or certain of its subsidiaries. The Company is subject to certain customary default clauses under the Indenture and is in compliance with event of default clauses under the Indenture.

2018 Oaktree Term Loan Agreement

In November 2018, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, the Company entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to the Company $20.0 million (collectively, with the Initial Loan, the “Term Loans”). During the six months ended June 30, 2020, the Company repaid $120.0 million of outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon. In connection with the repayment of outstanding principal, the Company recorded a loss on debt settlement of $51.9 million.

Interest expense recognized for stated interest on the Term Loans totaled $0.9 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019 the interest expense for stated interest on the Term Loans totaled $3.0 million and $5.0 million, respectively. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the three months ended June 30, 2020 and 2019 was approximately $0.7 million and $1.3 million, respectively. During the six months ended June 30, 2020 and 2019, the amount of debt discount and debt issuance costs included in interest expense was $2.2 million and $2.4 million, respectively.

8. Stockholders` Equity

Aspire Transaction

In February 2020, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of the Company’s common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 897,308 shares of the Company’s common stock as a commitment fee. The Company used and is using proceeds it received under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of the Term Loans.

During the six months ended June 30, 2020, the Company issued and sold an aggregate of 33,825,010 shares of the Company’s common stock to Aspire Capital for aggregate net proceeds to the Company of $75.0 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as the Company issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

Equity Distribution Agreement

On April 27, 2020, the Company voluntarily terminated the Equity Distribution Agreement, dated October 1, 2019 (the “Distribution Agreement”), that the Company entered into with JMP Securities LLC (“JMP Sales Agent”), effective immediately. Pursuant to the Distribution Agreement, the Company could offer and sell, from time to time, through the JMP Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to $75,000,000. During the term of the Distribution Agreement, the Company sold an aggregate of 2,120,149 shares of its common stock thereunder for aggregate gross proceeds to the Company of approximately $7.4 million. The Distribution Agreement was terminable at will by the Company with no penalty.

Sales Agreement

On April 27, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of its common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and the prospectus supplement relating to the Offering filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’ advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. During the six months ended June 30, 2020, the Company sold an aggregate of 11,262,597 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $62.7 million. Subsequent to June 30, 2020 and through August 4, 2020, the Company sold an aggregate of 5,361,218 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $47.1 million.

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

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), the Company has the right, in its sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of common stock per business day. The Company and the Purchaser also may mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. The Company also has the right, in its sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by the Company on each Purchase Date. The aggregate purchase price paid by the Purchaser shall not exceed $5.0 million per Purchase Date, unless mutually agreed upon by the Company and the Purchaser. The purchase price of the common stock pursuant to the Purchase Agreement will generally be equal to 97.5% of the daily volume weighted average purchase price of the common stock on the Purchase Date. During the six months ended June 30, 2020, the Company sold an aggregate of 923,077 shares of its common stock pursuant to the Purchase Agreement for aggregate net proceeds of $4.3 million. Subsequent to June 30, 2020 and through July 31, 2020, the Company sold an aggregate of 500,000 shares of its common stock pursuant to the Purchase Agreement for aggregate net proceeds to the Company of approximately $3.7 million.

9. Stock Based Compensation

2019 Stock Incentive Plan

A summary of stock option activity under the Sorrento Therapeutics, Inc. 2009 Stock Incentive Plan and the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan for the six months ended June 30, 2020 is as follows (in thousands, except price data):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	14,586,661	$4.36	$5,136
Options Granted	5,359,500	$4.69
Options Canceled	(2,163,493)	$4.23
Options Exercised	(925,945)	$4.17
Outstanding at June 30, 2020	16,856,723	$4.50	$34,748

The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions.

	Six Months Ended June 30,
	2020	2019
Weighted-average grant date fair value	$3.69	$3.05
Dividend yield	—%	—%
Volatility	103%	100%
Risk-free interest rate	0.46%	1.87%
Expected life of options (years)	5.7	6.1

Total stock-based compensation expense under the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan was recorded as operating expense of $2.1 million for each of the three months ended June 30, 2020 and 2019, and $4.1 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2020 was $34.0 million and the weighted average period over which these grants are expected to vest is 3.1 years.

Scilex Holding Company

Total stock-based compensation expense recorded as operating expense was $1.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of June 30, 2020 was $12.9 million and the weighted average period over which these grants are expected to vest is 2.7 years.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with SEC on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing against NantPharma. On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma, LLC; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong.  Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration with the American Arbitration Association. On May 4, 2020, the Company filed counterclaims against NANTibody and NantPharma related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. With the counterclaims, the Company is seeking money damages in an amount yet to be determined. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief.  It is anticipated that these cases will be consolidated as part of the lead plaintiff and counsel appointment process under the Private Securities Litigation Reform Act. The Company intends to defend these matters vigorously.

Operating Leases

As of June 30, 2020, the Company’s leases have remaining lease terms of approximately 0.4 to 9.4 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating cash flows used for operating leases	$2,487	$1,867	$4,896	$3,399
ROU assets obtained in exchange for new and amended operating lease liabilities	$—	$4,447	$795	$4,747
Operating lease expense	$2,533	$2,700	$5,072	$5,000
Weighted average remaining lease term in years	8.9	9.9	8.9	9.9
Weighted average discount rate	12.2%	12.2%	12.2%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2020 (Remaining six months)	$4,993
2021	9,710
2022	9,764
2023	9,993
2024	10,117
2025	9,579
Thereafter	43,174
Total lease payments	97,330
Less imputed interest	(42,670)
Total lease liabilities as of June 30, 2020	$54,660

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

The Company’s income tax benefit of $2.2 million and $0.6 million reflect effective tax rates of 1.5% and 0.26% for the six months ended June 30, 2020 and 2019, respectively. The Company’s income tax benefit of $1.9 million and $0.4 million reflect effective tax rates of 2.3% and 0.54% for the three months ended June 30, 2020 and 2019, respectively.

The difference between the expected statutory federal tax rate of 21% and the 1.5% effective tax rate for the six months ended June 30, 2020 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the six months ended June 30, 2020, when compared to the same period in 2019, the increase in the tax benefit and change in effective income tax rate was primarily attributable to the impact of the Company’s valuation allowance.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Related Party Agreements

As of June 30, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represents a noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharma for the ZTlido product. Scilex Pharma purchased approximately $0.7 million of inventory from ITOCHU CHEMICAL FRONTIER Corporation during the six months ended June 30, 2020.

13. Loss Per Share

For the three and six months ended June 30, 2020 and 2019, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to Sorrento	$(77,740)	$(56,762)	$(142,935)	$(164,833)
Net loss attributable to Semnur holders of Scilex Holding	—	(6,093)	—	(28,824)
Net loss used for diluted earnings per share	$(77,740)	$(62,855)	$(142,935)	$(193,657)

Denominator for Basic Loss Per Share	216,956	122,549	199,782	122,415
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	9,910	—	5,717
Denominator for Diluted Loss Per Share	216,956	132,459	199,782	128,132
Basic Loss Per Share	$(0.36)	$(0.46)	$(0.72)	$(1.35)
Diluted Loss Per Share	$(0.36)	$(0.47)	$(0.72)	$(1.51)

The potentially dilutive stock options that would have been excluded because the effect would have been anti-dilutive for the six months ended June 30, 2020 and 2019 were 11.5 million and 9.7 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been anti-dilutive for the six months ended June 30, 2020 and 2019 were 41.1 million and 10.7 million, respectively. For each of the three and six months ended June 30, 2020, the Company excluded approximately 9.8 million potentially dilutive shares related to the Semnur Exchange because the effect would have been anti-dilutive.

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

The following table presents information about the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020			2019
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$3,258	$5,749	$9,007	$1,817	$4,660	$6,477
Operating expenses	41,443	15,292	56,735	36,299	20,539	56,838
Operating loss	(38,185)	(9,543)	(47,728)	(34,482)	(15,879)	(50,361)
Unrestricted cash	17,251	7,137	24,388	31,986	29,399	61,385

	Six Months Ended June 30,
	2020			2019
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$5,767	$10,961	$16,728	$5,101	$7,519	$12,620
Operating expenses	74,691	32,928	107,619	71,431	114,720	$186,151
Operating loss	(68,924)	(21,967)	(90,891)	(66,330)	(107,201)	(173,531)
Unrestricted cash	17,251	7,137	24,388	31,986	29,399	61,385

15. Subsequent Events

License Agreement with ACEA Therapeutics, Inc.

In July 2020, the Company entered into a License Agreement (the “License Agreement”) with ACEA Therapeutics, Inc. (“ACEA”). Pursuant to the License Agreement, among other things, ACEA granted the Company an exclusive license and right under certain patents and certain know-how and other intellectual property (“Licensed Know-How”) to fully utilize, exploit and commercialize (i) the Licensed Know-How, (ii) Abivertinib (AC0010), a selective, orally available irreversible small molecule tyrosine kinase inhibitor to Bruton’s tyrosine kinase and mutant epidermal growth factor receptor, including any improvements thereto, and (iii) (a) any composition, product, or component part thereof, and (b) any and all services offered in connection or associated therewith, in all fields of use, including the diagnosis, treatment and/or cure of any human disease or disorder worldwide, other than the People’s Republic of China.

As consideration for the license under the License Agreement, the Company has agreed to pay ACEA an up-front licensee fee of $15.0 million, of which $5.0 million is payable within ten business days of the date of the License Agreement and $10.0 million of which is payable within thirty calendar days of the date of the License Agreement. The Company also agreed to pay ACEA (i) certain milestone payments upon the receipt of certain regulatory approvals, and (ii) certain milestone payments upon the Company’s or its affiliates’ achievement of certain commercial sales milestones. The upfront payments and the milestone payments may be comprised of cash or any combination of cash and common stock of the Company, in any case as determined by the Company so long as no more than 50% of any upfront payment or milestone payment is comprised of common stock of the Company. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company.

License Agreement with The Trustees of Columbia University in the City of New York

In July 2020, the Company entered into an Exclusive License Agreement (the “Columbia License Agreement”) with The Trustees of Columbia University in the City of New York (“Columbia”). Pursuant to the Columbia License Agreement, among other things, Columbia granted the Company (i) an exclusive license under certain patents, other intellectual property and materials to discover, develop, commercialize and exploit certain products and services (“Products”) in all diagnostic applications of high-performance loop-mediated isothermal amplification (“HP-LAMP”) for coronaviruses and influenza viruses (the “Field”) worldwide, subject to certain reservations and limitations. Pursuant to the Columbia License Agreement, Columbia also granted to the Company an option, exercisable for twelve months from the effective date of the Columbia License Agreement and subject to the satisfaction of certain conditions, to acquire an exclusive worldwide license to such patents, other intellectual property and materials for additional diagnostic application(s) of HP-LAMP (other than for coronaviruses and influenza viruses), subject to certain reservations and limitations.

As consideration for the license under the Columbia License Agreement, the Company agreed to pay Columbia (i) an up-front license fee of $5.0 million within ten business days of the execution of the Columbia License Agreement, (ii) an earned royalty on the net sales of Products in the Field worldwide, and (iii) minimum annual royalty payments of $1.0 million no later than ten days following the first bona fide commercial sale of a Product to a third-party customer and on an annual basis thereafter. In addition, the Company agreed to pay Columbia a percentage of certain non-royalty sublicense revenue and other payments received by the Company from its sublicensees as consideration for the grant of any sublicense, option or similar rights. Pursuant to the Columbia License Agreement, the Company also agreed to pay certain one-time, development milestone payments to Columbia upon the receipt of certain regulatory approvals or the first commercial sale of certain Products for diagnostic applications within the Field.

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

Overview

Sorrento Therapeutics, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, and “our”) is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs.

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, c-MET, VEGFR2, CCR2 and CD137 among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. In response to the global COVID-19 pandemic, we are developing potential coronavirus antiviral therapies and vaccines, including ACE-MABTM, COVIDTRAPTM, COVI-MABTM, COVI-GUARDTM, COVI- SHIELDTM and T-VIVA-19TM.

With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of cancer, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (Seprehvir TM, SeprehvecTM) and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T and DAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors. We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”) and obtained clearance from the U.S. Food and Drug Administration (the “FDA”) and commenced a human clinical trial for this indication in early 2018. We have dosed five patients and are continuing the enrollment of additional patients.

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

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions, maximize the quality of life of patients and enable healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.

Additionally, we are currently conducting preclinical development of multiple therapeutic, vaccine and diagnostic candidates for the potential treatment, prevention and detection of COVID-19 across our proprietary platforms, including natural killer cell therapies, neutralizing antibodies (COVI-GUARDTM and COVI-SHIELDTM) and soluble recombinant fusion protein traps (COVIDTRAPTM) to potentially inhibit the binding of SARS-CoV-2’s spike protein with host ACE2 receptors, thereby potentially preventing viral cell entry. We are also developing COVID-19 diagnostic products, including COVI-TRACKTM, for detecting the presence of antibodies against SARS-CoV-2 in patient blood samples, and COVI-TRACETM, for detecting the presence of SARS-CoV-2 in patient saliva samples. SARS-CoV-2 is the virus that causes COVID-19.

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

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, “Risk Factors” herein.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenues. Revenues were $9.0 million for the three months ended June 30, 2020, as compared to $6.5 million for the three months ended June 30, 2019.

Revenues in our Sorrento Therapeutics segment increased from $1.8 million to $3.2 million for the three months ended June 30, 2020 compared to the same quarter of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $4.7 million to $5.8 million for the three months ended June 30, 2020 compared to the same quarter of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the three months ended June 30, 2020 and 2019 were $2.2 million and $3.3 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $1.1 million and was primarily attributable to process efficiencies realized during 2020.

Cost of revenues for our Scilex segment increased by $0.1 million and was attributed to higher sales volumes of ZTlido.

Research and Development (“R&D”) Expenses. Research and development expenses for the three months ended June 30, 2020 and 2019 were $24.2 million and $24.8 million, respectively. Research and development expenses include expenses associated with SP-102, costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation, and other expenses.

R&D expenses for our Sorrento Therapeutics segment decreased by $1.1 million as compared to the same quarter of the prior year and were primarily driven by reduced expenditures on lab supplies and lower pre-clinical spend compared to the prior year.

R&D expenses for our Scilex segment increased by $0.5 million as compared to the same quarter of the prior year and were primarily driven by costs associated with our SP-102 product pipeline.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses during the three months ended June 30, 2020 totaled $4.9 million. These expenses primarily relate to various investments in new technologies and preclinical programs. There were no individually significant transactions during the three months ended June 30, 2020. Acquired in-process research and development expenses for the three months ended June 30, 2019 totaled $75.3 million and were associated with the acquisition of Semnur in March 2019.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2020 and 2019 were $24.5 million and $27.8 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $2.5 million and were primarily attributed to increased legal and professional fees compared to the same quarter of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $5.9 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force.

Gain on Derivative Liabilities. Gain on derivative liabilities for the three months ended June 30, 2020 was $2.0 million compared to a loss of $10.6 million in the same quarter in 2019.

Gain on derivative liabilities for our Sorrento Therapeutics segment totaled $6.9 million and was primarily attributed to the full repayment of the Term Loans as of June 30, 2020 as further described in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Loss on derivative liabilities for our Scilex segment was $4.9 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Loss on Debt Extinguishment. Loss on debt extinguishment for the three months ended June 30, 2020 was $28.3 million and was attributed to the repayments of outstanding principal on the Term Loans.

Interest Expense. Interest expense for the three months ended June 30, 2020 and 2019 was $8.3 million and $9.5 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Term Loans.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2020 and 2019 was $1.9 million and $0.4 million, respectively. The increase in income tax benefit was attributed to the impact of our valuation allowance.

Net Loss. Net loss for the three months ended June 30, 2020 and 2019 was $85.0 million and $71.8 million, respectively.

Comparison of the Six Months Ended June 30, 2020 and 2019

Revenues. Revenues were $16.7 million for the six months ended June 30, 2020, as compared to $12.6 million for the six months ended June 30, 2019.

Revenues in our Sorrento Therapeutics segment increased from $5.1 million to $5.7 million for the six months ended June 30, 2020, compared to the same period of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $7.5 million to $11.0 million for the six months ended June 30, 2020 compared to the same period of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the six months ended June 30, 2020 and 2019 were $4.7 million and $5.6 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $1.2 million and was primarily attributable to process efficiencies realized during 2020.

Cost of revenues for our Scilex segment increased by $0.3 million as compared to the same period of the prior year and was attributed to higher sales volumes of ZTlido.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2020 and 2019 were $45.3 million and $50.4 million, respectively. Research and development expenses include expenses associated with SP-102, costs related to our RTX program activities towards entering into future clinical trials, costs to identify, isolate and advance human antibody drug candidates derived from our libraries as well as advancing our ADC preclinical drug candidates and preclinical testing expenses. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment decreased by $6.8 million as compared to the same period of the prior fiscal year and were primarily driven by reduced expenditures on lab supplies and lower pre-clinical spend compared to the prior year.

R&D expenses for our Scilex segment increased by $1.7 million as compared to the same period of the prior fiscal year and were primarily driven by costs associated with our SP-102 product pipeline.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2020 totaled $4.9 million. These expenses primarily relate to various investments in new technologies and preclinical programs. There were no individually significant transactions during the six months ended June 30, 2020. Acquired in-process research and development expenses for the six months ended June 30, 2019 totaled $75.3 million and were associated with the acquisition of Semnur in March 2019.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2020 and 2019 were $50.8 million and $52.9 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $6.5 million and were primarily attributed to increased legal and professional fees compared to the same period of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $8.6 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force.

Gain on Derivative Liabilities. Gain on derivative liabilities for the six months ended June 30, 2020 was $6.9 million compared to a loss of $25.1 million in the same period in 2019.

Gain on derivative liabilities for our Sorrento Therapeutics segment totaled $5.9 million and was primarily attributed to the full repayment of the Term Loans as of June 30, 2020.

Gain on derivative liabilities for our Scilex segment was $1.0 million and was primarily attributed to revised probabilities and  revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Loss on Debt Extinguishment. Loss on debt extinguishment for the six months ended June 30, 2020 was $51.9 million and was attributed to the repayments of outstanding principal on the Term Loans as further described in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest Expense. Interest expense for the six months ended June 30, 2020 and 2019 was $15.1 million and $18.6 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Term Loans.

Income Tax (Benefit) Expense. Income tax benefit and income tax expense for the six months ended June 30, 2020 and 2019 was $2.2 million and $0.6 million, respectively. The increase in income tax benefit was attributed to the impact of our valuation allowance.

Net Loss. Net loss for the six months ended June 30, 2020 and 2019 was $154.2 million and $218.4 million, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had $24.4 million in cash and cash equivalents attributable in part to the following financing arrangements:

Debt Financings

2018 Oaktree Term Loan Agreement

In November 2018, we entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, we entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to us $20.0 million (collectively, with the Initial Loan, the “Term Loans”). During the six months ended June 30, 2020, we repaid $120.0 million of the outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon.

Scilex Notes

Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into purchase agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and us. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent, and us. Pursuant to the Indenture, we agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.

We identified a number of embedded derivatives that require bifurcation from the Scilex Notes and were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex Holding that satisfies certain valuation thresholds and timing considerations (See Note 3). We re-evaluate this assessment each reporting period.

The 2018 Purchase Agreements and Indenture for Scilex provide that, upon the occurrence of an event of default, the lenders thereunder may, by written notice to us, declare all of the outstanding principal and interest under the Indenture immediately due and payable. For purposes of the Indenture, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Indenture, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Indenture, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of us, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries. We are subject to certain customary default clauses under the Indenture and are in compliance with the event of default clauses under the Indenture.

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

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), we have the right, in our sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of our common stock per business day. We and the Purchaser also may mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. We also have the right, in our sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by us on each Purchase Date. The aggregate purchase price paid by the Purchaser shall not exceed $5.0 million per Purchase Date, unless mutually agreed upon by us and the Purchaser. The purchase price of our common stock pursuant to the Purchase Agreement will generally be equal to 97.5% of the daily volume weighted average purchase price of our common stock on the Purchase Date. During the six months ended June 30, 2020, we sold an aggregate of 923,077 shares of our common stock pursuant to the Purchase Agreement for aggregate net proceeds of $4.3 million. Subsequent to June 30, 2020 and through July 31, 2020, we sold an aggregate of 500,000 shares of our common stock pursuant to the Purchase Agreement for aggregate net proceeds of approximately $3.7 million.

Sales Agreement

On April 27, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of our common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to the Offering filed with the SEC on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’ advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. During the six months ended June 30, 2020, we sold an aggregate of 11,262,597 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $62.7 million. Subsequent to June 30, 2020 and through August 4, 2020, we sold an aggregate of 5,361,218 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $47.1 million.

Purchase Agreement with Aspire Capital

In February 2020, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of our common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, we issued to Aspire Capital 897,308 shares of our common stock as a commitment fee. We have used the proceeds we receive under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of debt. The Aspire Purchase Agreement was terminable by us at any time without any liability to us. Generally, Aspire Capital could terminate the Aspire Purchase Agreement at any time that an event of default existed. During the six months ended June 30, 2020, we issued and sold an aggregate of 38,825,010 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $75.0 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as we issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

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

Contingent Consideration

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

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $76.1 million for the six months ended June 30, 2020 as compared to $91.1 million for the six months ended June 30, 2019. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $3.3 million for the six months ended June 30, 2020. We invested approximately $2.3 million related to various investments in new technologies and preclinical programs and spent approximately $1.0 million on equipment and building improvements. During the six months ended June 30, 2019, net cash used by investing activities was $24.5 million and was attributed to $17.0 million associated with the Semnur acquisition and $7.5 million for equipment and building improvements.

Cash Flows from Financing Activities. Net cash provided by financing activities was $68.0 million for the six months ended June 30, 2020 as compared to net cash provided by financing of $18.4 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received $149.4 million from equity offerings, proceeds from short-term debt of $7.8 million and proceeds of $42.7 million from common stock issuances and warrant exercises. During the six months ended June 30, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $2.5 million on the Scilex Notes and repaid $3.0 million in short-term debt. During the same period in prior year, cash provided by financing activities was primarily driven by $18.9 million in debt financing, net of issuance costs, from the Term Loans.

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

Uses of Cash. As further described in Note 15 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q, we have and plan to expand our business and intellectual property portfolio through the acquisition of new businesses and technologies as well as entering into licensing arrangements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, revenue recognition, leases, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and there have been no material changes during the three months ended June 30, 2020.

Contractual Obligations and Commitments

As of June 30, 2020, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2020, other than off balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies” and “Recent Accounting Pronouncements” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, there has been no material change in our assessment of our sensitivity to market risk , including interest rate, capital market and concentration risks, since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that we, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief.  It is anticipated that these cases will be consolidated as part of the lead plaintiff and counsel appointment process under the Private Securities Litigation Reform Act. We intend to defend these matters vigorously.

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

We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-1499 (COVI-GUARDTM), STI-4398 (COVIDTRAPTM), targeted virus vaccine (T-VIVA-19TM), serological IgM/IgG antibody diagnostic test (COVI-TRACKTM) and saliva-based diagnostic test for SARS-CoV-2 (COVI-TRACETM), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $802.8 million and $659.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, SP-103, SEMDEXATM and our other product candidates into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct preclinical studies for our COVID-19 related product candidates, including STI-1499 (COVI-GUARDTM), STI-4398 (COVIDTRAPTM) and targeted virus vaccine (T-VIVA-19TM), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company, in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our future capital requirements will depend on many factors, including:

•

the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, CAR-T and DAR-T for adoptive cellular immunotherapy, RTX, SP-103 and SEMDEXATM, and our COVID-19 product candidates;

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

In addition, as discussed in the risk factor under the heading “The terms of our outstanding debt place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business” below, the Scilex Indenture includes negative covenants that place limitations on the following: the incurrence of debt, the payment of dividends by Scilex, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

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

There can be no assurance that the product candidates we are developing for the detection and treatment of COVID-19 will be granted an Emergency Use Authorization by the FDA. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.

On June 10, 2020, we announced the submission of an Emergency Use Authorization (“EUA”) to the FDA for our COVI-TRACK in vitro diagnostic test kit for the independent detection of IgG and IgM antibodies in sera of patients exposed to the SARS-CoV-2 virus.

An EUA would allow us to market and sell COVI-TRACK without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for COVI-TRACK, we will rely on the FDA policies and guidance in connection with the marketing and sale of COVI-TRACK. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of COVI-TRACK could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for COVI-TRACK will remain in place. The termination of an EUA for COVI-TRACK, if granted, could adversely impact our business, financial condition and results of operations.

We may also seek additional EUAs from the FDA for our other product candidates for the detection and/or treatment of COVID-19 and the SARS-CoV-2 virus. If granted, the additional EUAs would allow us to market and sell additional product candidates without the need to pursue the lengthy and expensive drug approval process. There is no guarantee that we will be able to obtain any additional EUAs. Failure to obtain additional EUAs or the termination of such EUAs, if obtained, could adversely impact our business, financial condition and results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cybersecurity attacks or hacking, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance, and the reliance of our CROs, contractors and consultants reliance, on internet technology and the number of our employees, and employees of our CROs, contractors and consultants, who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, suffer loss or harm to our intellectual property rights and the further research, development and commercial efforts of our products and product candidates could be delayed. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters, or from some other matter, that claim could have a material adverse effect on our results of operations.

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

Pursuant to the Scilex Indenture, we and Scilex Pharma must also comply with certain covenants with respect to the commercialization of ZTlido, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports, and negative covenants, including limitations on the following: the incurrence of debt, the payment of dividends by Scilex Pharma, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

For purposes of the Scilex Indenture, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Scilex Indenture, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Scilex Indenture, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of us and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries.

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

Effective July 21, 2020, the health officers of San Diego County, where our principal executive offices are located, issued an updated shelter-in-place order, ordering, among other things, that all individuals living in the County of San Diego to remain in their homes or at their place of residence for an indefinite period of time (subject to certain exceptions for essential businesses and to facilitate authorized necessary activities and reopened businesses) to mitigate the impact of the COVID-19 pandemic. The order is scheduled to continue until further notice from the health officers of San Diego County. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities, and subject to certain variances approved by the California Department of Public Health on a county-by-county basis) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place order, which could negatively impact our business, operating results and financial condition.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, on April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from our company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. As an additional example, on May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D., alleging that we, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection. A second putative federal securities class action was filed in the U.S. District Court for the Southern District of California against the same defendants alleging the same claims and seeking the same relief. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. While we intend to pursue any claims made by us, or defend against any claims brought against us, vigorously, we cannot predict the outcomes of such claims. Any failure to prevail in any claims made by us or any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from July 1, 2019 to June 30, 2020, our closing stock price ranged from $1.45 to $6.76 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

4.16	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).
4.17	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2019).
4.19	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).
4.20

Amendment No. 2 to the Registration Rights Agreement, dated as of December 6, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

10.1

Sales Agreement, dated as of April 27, 2020, by and between Sorrento Therapeutics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.2+

Common Stock Purchase Agreement, dated as of April 27, 2020, by and between Sorrento Therapeutics, Inc. and Arnaki Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.3#	Outside Director Compensation Policy.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Jiong Shao, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Jiong Shao, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	August 4, 2020	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 4, 2020	By:	/s/ Jiong Shao
Jiong Shao
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)