Form 10-Q
period 2020-09-30
Sorrento Therapeutics, Inc.
filed 2020-11-09
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 23, 2020 was 262,938,148.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$75,176	$22,521
Restricted cash	—	13,098
Accounts receivables, net	14,768	14,454
Inventory	2,144	3,362
Prepaid expenses and other	13,900	14,153
Total current assets	105,988	67,588
Property and equipment, net	29,454	29,888
Operating lease right-of-use assets	44,833	46,384
Intangibles, net	79,967	63,308
Goodwill	38,298	38,298
Equity investments	256,420	262,241
Restricted cash	45,000	45,150
Other, net	2,125	4,775
Total assets	$602,085	$557,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,849	$27,630
Accrued payroll and related benefits	17,930	15,914
Accrued expenses	24,562	18,728
Current portion of deferred revenue	4,170	3,643
Acquisition consideration payable	398	908
Current portion of derivative liabilities	—	8,800
Current portion of debt	18,529	36,261
Current portion of operating lease liabilities	3,687	3,322
Total current liabilities	92,125	115,206
Long-term debt, net of discount	149,459	199,088
Deferred tax liabilities, net	7,055	9,043
Deferred revenue	113,477	114,389
Derivative liabilities	42,900	35,000
Operating lease liabilities	51,236	52,111
Other long-term liabilities	549	39
Total liabilities	$456,801	$524,876
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 261,737,622 and 167,798,120 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	28	18
Additional paid-in capital	1,141,208	788,122
Accumulated other comprehensive gain (loss)	444	(270)
Accumulated deficit	(886,776)	(659,818)
Treasury stock, 7,568,182 shares at cost at September 30, 2020, and December 31, 2019	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	205,440	78,588
Noncontrolling interests	(60,156)	(45,832)
Total equity	145,284	32,756
Total liabilities and stockholders’ equity	$602,085	$557,632

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$7,874	$3,810	$18,916	$11,868
Service revenues	3,879	1,968	9,565	6,530
Total revenues	11,753	5,778	28,481	18,398
Operating costs and expenses:
Cost of products sold	549	2,839	1,796	3,868
Cost of services	2,122	2,387	5,563	6,947
Research and development	32,003	27,610	77,307	78,019
Acquired in-process research and development	34,884	—	39,765	75,301
Selling, general and administrative	24,265	25,234	75,027	78,128
Intangible amortization	1,034	991	3,018	2,949
Total operating costs and expenses	94,857	59,061	202,476	245,212
Loss from operations	(83,104)	(53,283)	(173,995)	(226,814)
Other income (loss)	238	(221)	179	(203)
Loss on debt extinguishment	—	—	(51,939)	—
Gain (loss) on derivative liabilities	(1,000)	(10,700)	5,900	(35,792)
(Loss) gain on foreign currency exchange	30	(521)	7	(619)
Interest expense	(2,563)	(9,459)	(17,686)	(28,059)
Interest income	1	182	22	1,021
Loss before income tax	(86,398)	(74,002)	(237,512)	(290,466)
Income tax expense (benefit)	145	(221)	(2,050)	(782)
Loss on equity method investments	(566)	(1,431)	(5,821)	(3,902)
Net loss	(87,109)	(75,212)	(241,283)	(293,586)
Net loss attributable to noncontrolling interests	(3,086)	(10,797)	(14,324)	(64,338)
Net loss attributable to Sorrento	$(84,023)	$(64,415)	$(226,959)	$(229,248)
Net loss per share - basic per share attributable to Sorrento	$(0.33)	$(0.49)	$(1.05)	$(1.83)
Net loss per share - diluted per share attributable to Sorrento	$(0.33)	$(0.50)	$(1.05)	$(2.00)
Weighted-average shares used during period - basic per share attributable to Sorrento	251,211	130,800	217,050	125,240
Weighted-average shares used during period - diluted per share attributable to Sorrento	257,670	140,445	223,509	132,265

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(87,109)	$(75,212)	$(241,283)	$(293,586)
Other comprehensive loss (gain):
Foreign currency translation adjustments	669	(177)	714	(144)
Total other comprehensive loss (gain)	669	(177)	714	(144)
Comprehensive loss	(86,440)	(75,389)	(240,569)	(293,730)
Comprehensive loss attributable to noncontrolling interests	(3,086)	(10,797)	(14,324)	(64,338)
Comprehensive loss attributable to Sorrento	$(83,354)	$(64,592)	$(226,245)	$(229,392)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts; unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798,120	$18	7,568,182	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Exercise of stock options, net	1,213,924	—			5,074				5,074
Issuance of common stock upon exercise of warrants	33,080,916	3	—	—	92,733	—	—	—	92,736
Issuance of common stock for equity offerings	55,815,693	7	—	—	213,002	—	—	—	213,009
Equity issued for SmartPharm acquisition	1,832,166	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	1,996,803				9,544				9,544
Stock-based compensation	—	—	—	—	13,312	—	—	—	13,312
Foreign currency translation adjustment	—	—	—	—	—	714		—	714
Net loss	—	—	—	—	—	—	(226,959)	(14,324)	(241,283)
Balance, September 30, 2020	261,737,622	$28	7,568,182	$(49,464)	$1,141,208	$444	$(886,776)	$(60,156)	$145,284

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, June 30, 2020	231,846,901	$25	7,568,182	$(49,464)	$989,702	$(225)	$(802,753)	$(57,070)	$80,215
Exercise of stock options, net	287,979	—			1,177				1,177
Issuance of common stock upon exercise of warrants	19,956,874	2	—	—	53,874	—	—	—	53,876
Issuance of common stock for equity offerings	6,816,899	1	—	—	63,764	—	—	—	63,765
Equity issued for SmartPharm acquisition	1,832,166	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	996,803				6,975				6,975
Stock-based compensation	—	—	—	—	6,295	—	—	—	6,295
Foreign currency translation adjustment	—	—	—	—	—	669		—	669
Net loss	—	—	—	—	—		(84,023)	(3,086)	(87,109)
Balance, September 30, 2020	261,737,622	$28	7,568,182	$(49,464)	$1,141,208	$444	$(886,776)	$(60,156)	$145,284

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2018	122,280,092	$13	7,568,182	$(49,464)	$626,658	$15	$(367,750)	$(1,972)	$207,500
Issuance of common stock upon exercise of stock options	158,699	—	—	—	289	—	—	—	289
Issuance of common stock for public placement, net	229,168	—	—	—	947	—	—	—	947
Equity contribution related to Semnur acquisition	—	—	—	—	27,991	—	—	26,600	54,591
Stock-based compensation	—	—	—	—	8,978	—	—	—	8,978
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
2019 Public offering of common stock and warrants, net of issuance costs	8,333,334	—	—	—	23,322	—	—	—	23,322
Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(144)	—	—	(144)
Net loss	—	—	—	—	—	—	(229,248)	(64,338)	(293,586)
Balance, September 30, 2019	131,001,293	$13	7,568,182	$(49,464)	$692,473	$(129)	$(596,998)	$(39,226)	$6,669

	Three Months Ended September 30, 2019
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, June 30, 2019	122,645,334	$13	7,568,182	$(49,464)	$665,515	$48	$(532,583)	$(28,913)	$54,616
Issuance of common stock upon exercise of stock options	22,625	—	—	—	30	—	—	—	30
Equity contribution related to Semnur acquisition	—	—	—	—	(409)	—	—	—	(409)
Stock-based compensation	—	—	—	—	4,015	—	—	—	4,015
2019 Public Offering of common stock and warrants, net of issuance costs	8,333,334	—	—	—	23,322	—	—	—	23,322
Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(177)	—	—	(177)
Net loss	—	—	—	—	—	—	(64,415)	(10,797)	(75,212)
Balance, September 30, 2019	131,001,293	$13	7,568,182	$(49,464)	$692,473	$(129)	$(596,998)	$(39,226)	$6,669

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended September 30,
Operating activities	2020	2019
Net loss	$(241,283)	$(293,586)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,790	8,248
Non-cash operating lease cost	2,802	3,069
Non-cash interest expense and amortization of debt issuance costs	10,440	17,554
Acquired in-process research and development	39,765	75,301
Stock-based compensation	13,312	8,978
Loss on debt extinguishment	51,939	—
(Gain) Loss on derivative liabilities	(5,900)	35,792
Loss on equity method investments	5,821	3,902
Deferred tax provision	(1,989)	(782)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(313)	(7,727)
Accrued payroll	2,016	4,429
Prepaid expenses, deposits and other assets	4,588	(3,393)
Accounts payable	(8,556)	8,782
Accrued expenses and other liabilities	1,544	3,137
Deferred revenue	(385)	(581)
Other	(1,258)	(97)
Net cash used for operating activities	(118,667)	(136,974)
Investing activities
Purchases of property and equipment	(3,840)	(9,582)
Purchase of assets related to Semnur, net of cash acquired	—	(17,040)
Payments related to license agreements	(22,325)	—
Other acquisitions and investments	(2,344)	(1,162)
Net cash used for investing activities	(28,509)	(27,784)
Financing activities
Proceeds from equity offerings, net of issuance costs	213,009	24,269
Proceeds from short-term debt, net of issuance costs	7,815	18,858
Proceeds from exercise of stock options and warrants	97,810	289
Repayments of debt and other obligations	(132,819)	(2,441)
Net cash provided by (used for) financing activities	185,815	40,975
Net change in cash, cash equivalents and restricted cash	38,639	(123,783)
Net effect of exchange rate changes on cash	768	(156)
Cash, cash equivalents and restricted cash at beginning of period	80,769	213,330
Cash, cash equivalents and restricted cash at end of period	$120,176	$89,391
Supplemental disclosures:
Cash paid during the period for:
Interest	3,148	10,046
Supplemental disclosures of non-cash investing and financing activities:
Semnur acquisition consideration paid in equity	—	54,591
Semnur acquisition costs incurred but not paid	—	601
SmartPharm acquisition consideration paid in equity	19,421	—
Other acquisitions, license agreements and investments paid in equity	9,544	—
Property and equipment costs incurred but not paid	1,524	1,408
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	75,176	34,649
Restricted cash	45,000	54,742
Cash, cash equivalents, and restricted cash	$120,176	$89,391

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc., together with its subsidiaries (the “Company”), is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to address unmet medical needs.

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

Outside of immuno-oncology programs, as part of the Company’s global aim to provide a wide range of therapeutic and diagnostic products to meet underserved markets, the Company has made investments in non-opioid pain management and is currently conducting preclinical development of multiple therapeutic, vaccine and diagnostic product candidates utilizing its proprietary platforms for the potential treatment, prevention and detection of COVID-19 and SARS-CoV-2.

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

Significant Accounting Policies

During the nine months ended September 30, 2020, there have been no changes to the Company`s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Scilex Pharmaceuticals Inc. product sales	$7,837	$3,770	$18,806	$11,289
Other product revenue	37	40	110	579
Net product revenue	$7,874	$3,810	$18,916	$11,868

Concortis Biosystems Corporation	$2,261	$1,607	$5,089	$4,622
Bioserv Corporation	1,498	233	4,116	1,540
Other service revenue	120	128	360	368
Service revenue	$3,879	$1,968	$9,565	$6,530

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

If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable, the Company may have to significantly delay, scale back or discontinue the development or commercialization of one or more of its product candidates. The Company may also seek collaborators for one or more of its current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could, in the future, negatively affect its liquidity. The consolidated financial statements do not reflect any adjustments that might be necessary if the Company is unable to continue as a going concern.

If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$75,176	$75,176	$—	$—
Restricted cash	45,000	45,000	—	—
Total assets	$120,176	$120,176	$—	$—
Liabilities:
Derivative liabilities - non-current	$42,900	$—	$—	$42,900
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$43,847	$—	$—	$43,847

	Fair Value Measurements at December 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,521	$22,521	$—	$—
Restricted cash	58,248	58,248	—	—
Total assets	$80,769	$80,769	$—	$—
Liabilities:
Derivative liabilities	$8,800	$—	$—	$8,800
Derivative liabilities - non-current	35,000	—	—	35,000
Acquisition consideration payable	908	—	—	908
Acquisition consideration payable - non-current	39	—	—	39
Total liabilities	$44,747	$—	$—	$44,747

The Company’s financial assets and liabilities carried at fair value are comprised of cash, cash equivalents, restricted cash, derivative liabilities and acquisition consideration payable. Cash and cash equivalents consist of money market accounts and bank deposits that are highly liquid and readily tradable. These investments are valued using inputs observable in active markets for identical securities. The fair value of the acquisition consideration payable is measured on a recurring basis using significant unobservable inputs (Level 3). Acquisition consideration payable is measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payment. There were no changes to the fair value of acquisition consideration payable during the nine months ended September 30, 2020.

Derivative liabilities

The Company recorded a loss on derivative liabilities of $1.0 million and a gain on derivative liabilities of $5.9 million for the three and nine months ended September 30, 2020, respectively, which related to the compound derivative liabilities associated with the Term Loans (as defined in Note 7) and the Scilex Notes (as defined in Note 7). The compound derivative liabilities consist of the fair value of various embedded features. Significant, Level 3 inputs and assumptions for the Term Loans consisted of the estimated probability of restructuring debt arrangements during the first half of 2020 and estimated probabilities of satisfying certain commercial and financial milestones estimated using a with and without discounted cash flow approach. As explained further in Note 7, the Term Loans were paid in full as of September 30, 2020.

As of September 30, 2020, the fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions. The key assumptions for the Scilex Notes include a 6.6% risk adjusted net sales forecast, an effective debt yield of 18%, estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated probability of an initial public offering by Scilex Holding Company (“Scilex Holding”) that satisfies certain valuation thresholds and timing considerations.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020:

(in thousands)	Fair Value
Beginning Balance at December 31, 2019	$43,800
Additions	8,800
Re-measurement of Fair Value	(9,700)
Ending Balance at September 30, 2020	$42,900

4. Investments

Investments in entities over which the Company has significant influence, but not a controlling interest, are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity method investments. The Company’s equity method investments primarily include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”) and NantCancerStemCell, LLC (“NantStem”). The Company’s other equity investments primarily include an ownership interest in ImmunityBio, Inc., NantBioScience, Inc. (“NantBioScience”) and Celularity Inc. These other investments are carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.

During the nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $3.8 million related to an equity method investment for which the Company determined the investment’s value is no longer supportable. The loss is included within loss on equity method investments in the Company’s consolidated statement of operations.

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

In April 2015, the Company and NantCell, Inc. (which subsequently changed its name to ImmunityBio, Inc.) (“NantCell”), a subsidiary of NantWorks, a private company owned by Dr. Patrick Soon-Shiong, established a new entity called Immunotherapy NANTibody, LLC (“NANTibody”) as a stand-alone biotechnology company with $100.0 million initial joint funding. NantCell owns 60% of the equity interest of NANTibody and agreed to contribute $60.0 million to NANTibody. The Company owns 40% of NANTibody and in July 2015, the Company had NantPharma contribute its portion of the initial joint funding of $40.0 million to NANTibody from the proceeds of the sale of IgDraSol. Additionally, the Company and NantCell were allowed to appoint two and three representatives, respectively, to NANTibody’s five-member Board of Directors. NANTibody focuses on accelerating the development of multiple immuno-oncology mAbs for the treatment of cancer, including but not limited to anti-PD-1, anti-PD-L1, anti-CTLA4mAbs and other immune-check point antibodies as well as ADCs and bispecific antibodies.

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

Prior to the communication of the transfer of IgDraSol from NantPharma to NANTibody, the Company relied on the cash and cash equivalents of NANTibody for purposes of determining the value of its investment in NANTibody, which capital was expended by NANTibody to acquire IgDraSol on July 2, 2017. As a result of the transfer of IgDraSol, the Company reassessed the recoverability of its equity method investment in NANTibody as of July 2, 2017. In doing so, the Company considered the expected outcomes for the intellectual property assets held by NANTibody as of July 2, 2017. As a result of the lack of evidence of any development activity associated with any of the assets held in NANTibody, given the passage of time since the formation of the joint venture, many competitive products from other drug developers worldwide have advanced and/or commercialized for the targeted disease indications of the assets held in NANTibody, and given the Company’s minority interest in NANTibody (the investee), the Company concluded that it does not have the ability to recover the carrying amount of the investment and an other-than-temporary decline in the value of the investment had occurred. Accordingly, an impairment was recorded to the Company’s equity method investment in NANTibody for the three and nine months ended September 30, 2017. The fair value of the Company’s investment in NANTibody was measured at fair value on July 2, 2017 using significant unobservable inputs (Level 3) due to the determination of fair value requiring significant judgment, including the potential outcomes of the intellectual property assets held by NANTibody. For these reasons, fair value was determined by applying the Company’s 40% equity interest in NANTibody to the remaining cash and cash equivalents, which resulted in an impairment of $36.0 million. The impairment resulted in a revised carrying value of the Company’s investment in NANTibody of $3.7 million which approximated its ratable 40% ownership of the cash maintained by NANTibody expected to be used for future research and development. As of September 30, 2020 and 2019, the carrying value of the Company’s investment in NANTibody was approximately $0.6 million and $2.5 million, respectively.

The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NANTibody recorded a net loss of $1.6 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, NANTibody had $6.4 million in current assets, $4.7 million in current liabilities, $0.2 million in noncurrent assets and no noncurrent liabilities.

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

The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. As of September 30, 2020 and 2019, the carrying value of the Company’s investment in NantStem was approximately $18.0 million and $17.8 million, respectively.

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem recorded a net gain of $0.9 million and a net loss of $0.3 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, NantStem had $78.9 million in current assets, $2.2 million in noncurrent assets and no current and noncurrent liabilities.

5. Goodwill and Intangible Assets

At both September 30, 2020 and December 31, 2019, the Company had recorded goodwill of $38.3 million. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $31.6 million and $6.7 million, respectively, as of September 30, 2020. The Company’s Scilex reporting unit had a negative carrying value of net assets and there were no indicators of impairment of goodwill identified.

Intangible assets with indefinite useful lives totaling $33.5 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of September 30, 2020 and December 31, 2019 is as follows (in thousands, except for years):

September 30, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,419	$166
Acquired developed technology	19	3,410	1,192	2,218
Acquired in-process research and development	—	33,516	—	33,516
Technology placed in service	15	21,940	2,925	19,015
Patent rights	15	32,720	8,558	24,162
Assembled workforce	5	605	192	413
Internally developed software	1	520	43	477
Total intangible assets		$94,296	$14,329	$79,967

December 31, 2019	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,401	$184
Acquired developed technology	19	3,410	1,060	2,350
Acquired in-process research and development	—	14,360	—	14,360
Technology placed in service	15	21,940	1,828	20,112
Patent rights	15	32,720	6,922	25,798
Assembled workforce	5	605	101	504
Total intangible assets		$74,620	$11,312	$63,308

Aggregate amortization expense was $1.0 million for each of the three months ended September 30, 2020 and 2019. Aggregate amortization expense was $3.0 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at September 30, 2020 is as follows (in thousands):

Years Ending December 31,	Amount
2020 (Remaining three months)	$1,035
2021	4,400
2022	3,966
2023	3,961
2024	3,870
2025	3,845
Thereafter	25,373
Total expected future amortization	$46,450

6. Significant Agreements and Contracts

2020 Acquisition

Acquisition of SmartPharm Therapeutics, Inc.

On September 1, 2020, the Company completed the acquisition of SmartPharm Therapeutics, Inc. (“SmartPharm”), a gene-encoded protein therapeutics company developing non-viral DNA and RNA gene delivery platforms for COVID-19, Influenza and rare diseases with broad potential for application in enhancing antibody-centric therapeutics. The total base consideration paid to the holders of capital stock of SmartPharm in the acquisition was approximately $19.5 million, which was comprised of approximately 1.8 million shares of the Company’s common stock and is subject to certain adjustments for net working capital, indebtedness, transaction expenses and cash.

The preliminary purchase price allocation resulted in net identifiable assets of approximately $19.5 million, which includes separate and distinct intangible assets of approximately $19.2 million and other net assets of approximately $0.3 million. The purchase price allocation is preliminary as the Company is still completing the valuation of the intangible assets, assumed liabilities and goodwill. Results of operations since the date of acquisition were not material.

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

Pursuant to the Merger Agreement, Scilex Holding also agreed to pay the holders of Semnur’s capital stock and options (the “Semnur Equityholders”) up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones, which is comprised of a $40.0 million payment that will be due upon obtaining the first approval of a New Drug Application of a Semnur product by the U.S. Food and Drug Administration (the “FDA”) and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products as follows: (a) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (b) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (c) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product, and (d) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product.

In March 2019, the Company also entered into an Exchange and Registration Rights Agreement (the “Exchange Agreement”) with the Semnur Equityholders. Pursuant to the Exchange Agreement, if within 18 months of the closing of the Merger, 100% of the outstanding equity of Scilex Holding had not been acquired by a third party or Scilex Holding had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding’s capital stock that meets certain requirements and includes the Stock Consideration, then the Semnur Equityholders could collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the closing of the Merger, the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million (the “Semnur Share Exchange”) based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the

Company’s common stock as reported on the Nasdaq Capital Market as of the consummation of the Semnur Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). On September 28, 2020, the Company entered into an amendment to the Exchange Agreement (the Exchange Agreement, as amended, the “Amended Exchange Agreement”) to, among other things, provide that if the Company received notice from the Semnur Equityholders that they will proceed with the Semnur Share Exchange (the “Exchange Notice”), the Company could, in its sole discretion, elect, within seven days of receipt of the Exchange Notice, to exchange all the Stock Consideration and the rights to receive cash from Scilex Holding held by the Semnur Equityholders for an amount in cash equal to $55.0 million, in lieu of issuing $55.0 million of shares of the Company’s common stock at the Exchange Price.

The Semnur acquisition was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2019 or September 30, 2020 since the related regulatory approval milestones are not deemed probable until they actually occur. Approximately $75.3 million was expensed as acquired in-process research and development during the three months ended March 31, 2019.

Semnur Cash Exchange Payment

Pursuant to the Amended Exchange Agreement, as described above, on September 28, 2020, the Semnur Equityholders delivered the Exchange Notice. On October 5, 2020, the Company notified the Semnur Equityholders of its election to pay cash, and paid $55.0 million in cash to the Semnur Equityholders in exchange for the Stock Consideration on October 9, 2020. Following the completion of the Semnur Share Exchange, the Company holds approximately 82.3% of the outstanding common stock of Scilex Holding.

License Agreements

License Agreement with ACEA Therapeutics, Inc.

In July 2020, the Company entered into a License Agreement (the “ACEA License Agreement”) with ACEA Therapeutics, Inc. (“ACEA”). Pursuant to the ACEA License Agreement, ACEA granted the Company an exclusive license and right under certain patents and certain know-how and other intellectual property (“Licensed Know-How”) to fully utilize, exploit and commercialize (i) the Licensed Know-How, (ii) Abivertinib (AC0010), a selective, orally available irreversible small molecule tyrosine kinase inhibitor to Bruton’s tyrosine kinase and mutant epidermal growth factor receptor, including any improvements thereto, and (iii) (a) any composition, product, or component part thereof, and (b) any and all services offered in connection or associated therewith, in all fields of use, including the diagnosis, treatment and/or cure of any human disease or disorder worldwide, other than the People’s Republic of China.

As consideration for the license under the ACEA License Agreement, the Company paid ACEA an up-front license fee of $15.0 million in cash, which was expensed as acquired in-process research and development during the three and nine months ended September 30, 2020. The Company also agreed to pay ACEA (i) certain milestone payments upon the receipt of certain regulatory approvals, and (ii) certain milestone payments upon the Company’s or its affiliates’ achievement of certain commercial sales milestones. The milestone payments may be comprised of cash or any combination of cash and common stock of the Company, in any case as determined by the Company so long as no more than 50% of any upfront payment or milestone payment is comprised of common stock. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company.

License Agreement with The Trustees of Columbia University in the City of New York

In July 2020, the Company entered into an Exclusive License Agreement (the “Columbia License Agreement”) with The Trustees of Columbia University in the City of New York (“Columbia”). Pursuant to the Columbia License Agreement, Columbia granted the Company (i) an exclusive license under certain patents, other intellectual property and materials to discover, develop, commercialize and exploit certain products and services (“Products”) in all diagnostic applications of high-performance loop-mediated isothermal amplification (“HP-LAMP”) for coronaviruses and influenza viruses (the “Field”) worldwide, subject to certain limitations. Pursuant to the Columbia License Agreement, Columbia also granted to the Company an option, exercisable for twelve months from the effective date of the Columbia License Agreement and subject to the satisfaction of certain conditions, to acquire an exclusive worldwide license to such patents, other intellectual property and materials for additional diagnostic application(s) of HP-LAMP (other than for coronaviruses and influenza viruses), subject to certain limitations.

As consideration for the license under the Columbia License Agreement, the Company paid Columbia an up-front license fee of $5.0 million in cash, which was expensed as acquired in-process research and development during the three and nine months ended September 30, 2020. The Company also agreed to pay Columbia (i) an earned royalty on the net sales of Products in the Field worldwide, and (ii) minimum annual royalty payments of $1.0 million no later than ten days following the first bona fide commercial sale of a Product to a third-party customer and on an annual basis thereafter. In addition, the Company agreed to pay Columbia a percentage of certain non-royalty sublicense revenue and other payments received by the Company from its sublicensees as consideration for the grant of any sublicense, option or similar rights. Pursuant to the Columbia License Agreement, the Company also agreed to pay certain one-time, development milestone payments to Columbia upon the receipt of certain regulatory approvals or the first commercial sale of certain Products for diagnostic applications within the Field.

License Agreement with Mayo Foundation

In September 2020, the Company entered into a patent and know-how license agreement (the “Mayo License Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”). Pursuant to the Mayo License Agreement, Mayo granted the Company a sublicensable license under certain of Mayo’s patents, know-how, and materials relating to targeted nanoparticle therapies (“Patent Rights”, “Know-How”, and “Materials”, respectively) to reproduce, use, commercialize, and exploit related products, processes and services (“Licensed Products”) for the prevention, diagnosis and/or treatment of human diseases and conditions worldwide.

As consideration for the license under the Mayo License Agreement, the Company paid Mayo an upfront license fee of $9.3 million comprised of approximately $2.3 million in cash and 996,803 shares of the Company’s common stock, and which was expensed as acquired in-process research and development during the three and nine months ended September 30, 2020. The Company also agreed to (i) reimburse Mayo up to $3.4 million for preclinical and clinical research expenses associated with the Know-How, Patent Rights and Materials arising prior to the entry into the Mayo License Agreement, and (ii) reimburse Mayo approximately $2.0 million for expenses related to the development and manufacturing of the Materials arising prior to the entry into the Mayo License Agreement. Such reimbursements were accrued for and expensed as acquired in-process research and development during the three and nine months ended September 30, 2020.

The Company also agreed to pay Mayo (i) certain milestone payments upon the initiation of certain clinical trials, (ii) certain milestone payments upon the receipt of certain regulatory approvals, and (iii) certain milestone payments upon the achievement of certain commercial sales milestones. The Company will also pay certain royalties in the low-single digit to mid-single digit percentages of annual net sales of Licensed Products by the Company and a share of any sublicense revenue received by the Company from sublicensees.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products (as defined) from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on a recent equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020, due to NantCell`s material breach of the agreement. The termination and remedies related to such termination are currently pending in an arbitration before the American Arbitration Association. The Company has therefore deferred recognition of the upfront payment and the value of the equity interest received until the arbitration is concluded or resolved. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of NantCell.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal	$218,187	$221,666
Unamortized debt discount	(60,131)	(67,839)
Unamortized debt issuance costs	(3,866)	(4,360)
Carrying value	$154,190	$149,467
Estimated fair value	$171,100	$150,800

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2020 (Remaining three months)	$1,315
2021	4,636
2022	5,535
2023	7,233
2024	8,830
2025	10,142
Thereafter	180,496
Total future minimum payments	218,187
Unamortized debt discount	(60,131)
Unamortized capitalized debt issuance costs	(3,866)
Total Scilex Notes	154,190
Current portion	(4,732)
Long-term portion of Scilex Notes	$149,458

The Company made principal payments of $3.5 million and $1.7 million during the nine months ended September 30, 2020 and 2019, respectively, which were based on a percentage of net sales of ZTlido. The imputed effective interest rate at September 30, 2020 was 6.5%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended September 30, 2020 and 2019 was approximately $2.5 million and $3.2 million, respectively. During the nine months ended September 30, 2020 and 2019, the amount of debt discount and debt issuance costs included in interest expense was $8.2 million and $12.0 million, respectively.

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

2018 Oaktree Term Loan Agreement

In November 2018, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, the Company entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to the Company $20.0 million (collectively, with the Initial Loan, the “Term Loans”). During the nine months ended September 30, 2020, the Company repaid $120.0 million of outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon. In connection with the repayment of outstanding principal, the Company recorded a loss on debt settlement of $51.9 million.

Interest expense recognized for stated interest on the Term Loans was $0.0 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 the interest expense for stated interest on the Term Loans totaled $3.0 million and $1.4 million, respectively. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the three months ended September 30, 2020 and 2019 was $0.0 million and $0.6 million, respectively. During the nine months ended September 30, 2020 and 2019, the amount of debt discount and debt issuance costs included in interest expense was $2.2 million and $1.7 million, respectively.

8. Stockholders’ Equity

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

During the nine months ended September 30, 2020, the Company issued and sold an aggregate of 33,825,010 shares of the Company’s common stock to Aspire Capital for aggregate net proceeds to the Company of $75.0 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as the Company issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

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

Sales Agreement

On April 27, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of its common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Company’s universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) and the prospectus supplement relating to the Offering filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’ advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. During the nine months ended September 30, 2020, the Company sold an aggregate of 17,579,496 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $122.8 million. Subsequent to September 30, 2020 and through November 6, 2020, the Company sold an aggregate of 4,596,637 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $36.2 million.

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

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), the Company has the right, in its sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of common stock per business day. The Company and the Purchaser also may mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. The Company also has the right, in its sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by the Company on each Purchase Date. The aggregate purchase price paid by the Purchaser shall not exceed $5.0 million per Purchase Date, unless mutually agreed upon by the Company and the Purchaser. The purchase price of the common stock pursuant to the Purchase Agreement will generally be equal to 97.5% of the daily volume weighted average purchase price of the common stock on the Purchase Date. During the nine months ended September 30, 2020, the Company sold an aggregate of 1,423,077 shares of its common stock pursuant to the Purchase Agreement for aggregate net proceeds of $8.0 million.

Effective October 27, 2020, the Company voluntarily terminated the Purchase Agreement. The Purchase Agreement was terminable at will by the Company with no penalty.

9. Stock Based Compensation

2019 Stock Incentive Plan

A summary of stock option activity under the Sorrento Therapeutics, Inc. 2009 Stock Incentive Plan and the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan for the nine months ended September 30, 2020 is as follows (in thousands, except price data):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	14,586,661	$4.36	$5,136
Options Granted	6,339,500	$5.25
Options Canceled	(2,682,068)	$4.57
Options Exercised	(1,213,924)	$4.21
Outstanding at September 30, 2020	17,030,169	$4.68	$111,676

During the three and nine months ended September 30, 2020, the Company also granted 37,891 shares of unrestricted stock that vested on the grant date and were fully expensed in the period therein. The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions.

	Nine Months Ended September 30,
	2020	2019
Weighted-average grant date fair value	$4.14	$3.05
Dividend yield	—%	—%
Volatility	104%	100%
Risk-free interest rate	0.45%	1.87%
Expected life of options (years)	5.7	6.1

Total stock-based compensation recorded as operating expense under the Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan was $5.0 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $9.2 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2020 was $34.0 million and the weighted average period over which these grants are expected to vest is 2.7 years.

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan and Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan, total stock-based compensation recorded as operating expense was $1.3 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively, and $4.1 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested stock option grants as of September 30, 2020 was $11.5 million and the weighted average period over which these grants are expected to vest is 2.5 years.

Employee Stock Purchase Plan

On October 16, 2020 at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period will commence on November 6th and end on May 5th, with subsequent offering periods commencing on May 6th of each year and ending on November 5th of the following year.

CEO Performance Award

On August 7, 2020, the Compensation Committee of the Company`s Board of Directors (the “Compensation Committee”) approved a grant to Henry Ji, Ph.D., the Company’s Chairman of the Board, Chief Executive Officer and President, of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”), subject to approval of the Company’s stockholders at the Annual Meeting. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of the Company’s common stock, which was equal to 10% of the Company’s outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is met. To meet the first market capitalization milestone, the Company’s current market capitalization must increase to $5.0 billion. For the next two milestones, the Company’s market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, the Company’s market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, the Company’s market capitalization must increase in additional $4.0 billion increments. For the final milestone, the Company’s market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, the Company’s market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of the Company’s common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. The CEO Performance Award was approved by the Company`s stockholders at the Annual Meeting held on October 16, 2020, which represents the date of grant for accounting purposes.

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

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. It is anticipated that these cases will be consolidated as part of the lead plaintiff and counsel appointment process under the Private Securities Litigation Reform Act. The Company is defending these matters vigorously.

Operating Leases

As of September 30, 2020, the Company’s leases have remaining lease terms of approximately 0.2 to 9.2 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating cash flows used for operating leases	$2,531	$1,712	$7,354	$5,057
ROU assets obtained in exchange for new and amended operating lease liabilities	$1,083	$2,030	$1,878	$6,777
Operating lease expense	$2,580	$2,554	$7,550	$7,416
Weighted average remaining lease term in years	8.6	9.5	8.6	9.5
Weighted average discount rate	12.2%	12.2%	12.2%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2020 (Remaining three months)	$2,576
2021	9,985
2022	10,047
2023	10,285
2024	10,418
2025	9,757
Thereafter	43,174
Total lease payments	96,242
Less imputed interest	(41,319)
Total lease liabilities as of September 30, 2020	$54,923

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

The Company’s income tax benefit of $2.1 million and $0.8 million reflect effective tax rates of 0.9% and 0.27% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s income tax expense of $0.1 million and income tax benefit of $0.2 million reflect effective tax rates of 0.1% and 0.30% for the three months ended September 30, 2020 and 2019, respectively.

The difference between the expected statutory federal tax rate of 21% and the 0.9% effective tax rate for the nine months ended September 30, 2020 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the nine months ended September 30, 2020, when compared to the same period in 2019, the increase in the tax benefit and change in effective income tax rate was primarily attributable to the impact of the Company’s valuation allowance.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 forward are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Related Party Agreements

As of September 30, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represents a portion of noncontrolling interest and continues to be held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharma for the ZTlido product. Scilex Pharma purchased approximately $0.7 million of inventory from ITOCHU CHEMICAL FRONTIER Corporation during the nine months ended September 30, 2020.

13. Loss Per Share

For the three and nine months ended September 30, 2020 and 2019, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to Sorrento	$(84,023)	$(64,415)	$(226,959)	$(229,248)
Net loss attributable to Semnur holders of Scilex Holding	(1,868)	(6,205)	(8,524)	(34,819)
Net loss used for diluted earnings per share	$(85,891)	$(70,620)	$(235,483)	$(264,067)

Denominator for Basic Loss Per Share	251,211	130,800	217,050	125,240
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	6,459	9,645	6,459	7,025
Denominator for Diluted Loss Per Share	257,670	140,445	223,509	132,265
Basic Loss Per Share	$(0.33)	$(0.49)	$(1.05)	$(1.83)
Diluted Loss Per Share	$(0.33)	$(0.50)	$(1.05)	$(2.00)

The potentially dilutive stock options that would have been excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2020 and 2019 were 9.3 million and 9.7 million, respectively. The potentially dilutive warrants that would have been excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2020 and 2019 were 18.6 million and 47.8 million, respectively.

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

The following table presents information about the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020			2019
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$3,927	$7,826	$11,753	$2,007	$3,771	$5,778
Operating expenses	82,868	11,989	94,857	34,480	24,581	59,061
Operating loss	(78,941)	(4,163)	(83,104)	(32,473)	(20,810)	(53,283)
Unrestricted cash	71,004	4,172	75,176	20,860	13,789	34,649

	Nine Months Ended September 30,
	2020			2019
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$9,694	$18,787	$28,481	$7,109	$11,289	$18,398
Operating expenses	157,559	44,917	202,476	105,912	139,300	$245,212
Operating loss	(147,865)	(26,130)	(173,995)	(98,803)	(128,011)	(226,814)
Unrestricted cash	71,004	4,172	75,176	20,860	13,789	34,649

15. Subsequent Events

License Agreement with Personalized Stem Cells, Inc.

On October 12, 2020, the Company entered into a license agreement (the “License Agreement”) with Personalized Stem Cells, Inc. (“PSC”). Pursuant to the License Agreement, PSC granted the Company an exclusive license and right under certain patents, certain know-how and other intellectual property to fully utilize, exploit and commercialize certain products and services using allogeneic adipose-derived stem cells for or in respect of human health, including the diagnosis and treatment and/or cure of any human disease or disorder (excluding commercial sales for the diagnosis, treatment and/or cure of SARS-CoV-2 or other respiratory diseases in the People’s Republic of China) worldwide (excluding the People’s Republic of China for products directed at COVID-19 or other respiratory diseases). PSC also agreed to transfer certain cell lines composed of stromal vascular cells, master cell banks and finished final drug lots (the “Product Materials”) to the Company. The Company agreed to grant PSC rights to use data derived by the Company from a certain Phase I COVID-19 study for PSC’s own programs that are not competitive with the businesses or activities of the Company, and for PSC to sublicense such data to third parties for research, development and regulatory purposes.

As consideration for the license under the License Agreement, the Company has agreed to pay PSC an upfront license fee of $3.5 million in cash. The Company also agreed to pay PSC (i) a milestone payment upon the issuance of a regulatory approval, and (ii) certain milestone payments upon PSC’s manufacture and delivery of the Product Materials to the Company. The Company will also pay royalties in the low-single digit percentages of annual net sales of licensed products and services by the Company and a share of any sublicense revenue received by the Company from sublicensees.

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

Overview

Sorrento Therapeutics, Inc., together with its subsidiaries (collectively, the “Company”, “we”, “us”, and “our”) is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to address unmet medical needs.

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

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first Food and Drug Administration (the “FDA“)-approved epidural steroid product for the treatment of sciatica. In response to the global COVID-19 pandemic we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (in-licensed from ACEA Therapeutics) in a U.S. Phase II study of cytokine storm associated with COVID-19 infection and a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients, and we are also internally developing potential coronavirus antiviral therapies and vaccines, including ACE-MABTM, COVIDTRAPTM, COVI-MABTM, COVI-GUARDTM, COVI- SHIELDTM , COVI-AMG™ and T-VIVA-19TM; and diagnostic test solutions, including COVI-TRACK™, COVI-STIX™ and COVI-TRACE™.

With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of disease, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T and DAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors.

Given the SARS-CoV-2 (COVID-19) pandemic, we have been cleared by the FDA to begin enrollment in a Phase Ib/IIa study of patients with moderate COVID-19 using our STII-1499 (COVI-GUARD TM) fully human neutralizing mAb, a U.S. Phase II study of Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat severe COVID-19 in ICU patients and a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients. We are also working with Brazilian regulators (ANVISA) to conduct a COVID-19 study with COVI-GUARD TM.

We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”), obtained clearance from the FDA and commenced a human clinical trial for this indication in early 2018. We have dosed eleven patients. We intend to close this study to further enrollment and start up a similar anti-CD38 CAR-T construct without the myc-tag, which is believed to be safer, and intend to continue treating RRMM patients in a Phase Ib/IIa study which will begin enrollment in the fourth quarter of 2020. We intend to file INDs for our CD47 mAb and the first of our DAR-T platform products in the fourth quarter of 2020, as well.

Broadly speaking, we believe we are one of the world’s leading CAR-T and DAR-T companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. With “off-the-shelf” solutions, DAR-T therapy can truly become a drug product platform rather than a treatment procedure.

With respect to our ADC program, our CD38 ADC for systemic AL amyloidosis will begin enrolling in October 2020 in a Phase Ib ascending dose study. Based upon our recently announced exclusive license from Mayo Clinic for its antibody-drug-nanoparticle albumin-bound immune complex (ADNIC) platform, the next generation in ADC technology, we intend to file several INDs based upon this platform to treat various cancer targets.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically targets TRPV1 (transient receptor potential vanilloid-1) which, depending on the site of injection, can ablate nerves expressing TRPV1 or temporarily defunctionalize them. TRPV1 is responsible for the noxious chronic and inflammatory pain signaling that occurs post injury/trauma, but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase Ib trials (intrathecal and epidural routes) in that indication have or will soon be completed. A Phase Ib trial studying tolerance and efficacy of RTX for the control of moderate to severe osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020 and we expect to release the final safety clinical data by the middle of 2021. Knee arthritis registrational trials are planned to start after completion of required preclinical studies.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenues. Revenues were $11.8 million for the three months ended September 30, 2020, as compared to $5.8 million for the three months ended September 30, 2019.

Revenues in our Sorrento Therapeutics segment increased from $2.0 million to $3.9 million for the three months ended September 30, 2020 compared to the same quarter of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $3.8 million to $7.8 million for the three months ended September 30, 2020 compared to the same quarter of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the three months ended September 30, 2020 and 2019 were $2.7 million and $5.2 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $0.3 million and was primarily attributable to process efficiencies realized during 2020.

Cost of revenues for our Scilex segment decreased by $2.3 million and was attributed to a shift to more favorable selling arrangements for ZTlido.

Research and Development (“R&D”) Expenses. Research and development expenses for the three months ended September 30, 2020 and 2019 were $32.0 million and $27.6 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, Oncolytic Virus and ADC programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation, and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $6.3 million as compared to the same quarter of the prior year and were primarily driven by increased clinical development costs across our R&D platforms.

R&D expenses for our Scilex segment decreased by $1.9 million as compared to the same quarter of the prior year and were primarily driven by costs associated with our SP-102 product pipeline.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses during the three months ended September 30, 2020 totaled $34.8 million. These expenses primarily related to various licensing arrangements entered into during the period. We did not have acquired in-process research and development expenses during the three months ended September 30, 2019.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2020 and 2019 were $24.3 million and $25.2 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $7.4 million and were primarily attributed to increased legal fees, professional fees and stock-based compensation expense compared to the same quarter of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $8.4 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force.

Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended September 30, 2020 was $1.0 million compared to a loss of $10.7 million in the same quarter in 2019.

Loss on derivative liabilities for our Sorrento Therapeutics segment totaled $0.5 million and was primarily attributed to the senior secured notes due 2026 issued by Scilex Pharma in an aggregate principal amount of $224.0 million (the “Scilex Notes”), pursuant to which the holders of the Scilex Notes could require us to repurchase Scilex Notes in certain circumstances.

Loss on derivative liabilities for our Scilex segment was $0.5 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest Expense. Interest expense for the three months ended September 30, 2020 and 2019 was $2.6 million and $9.5 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Term Loans.

Income Tax Expense (Benefit). Income tax expense and income tax benefit for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. The increase in income tax expense was attributed to an increase in current year earnings in one of our subsidiaries.

Net Loss. Net loss for the three months ended September 30, 2020 and 2019 was $87.1 million and $75.2 million, respectively.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenues. Revenues were $28.5 million for the nine months ended September 30, 2020, as compared to $18.4 million for the nine months ended September 30, 2019.

Revenues in our Sorrento Therapeutics segment increased from $7.1 million to $9.7 million for the nine months ended September 30, 2020, compared to the same period of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $11.3 million to $18.8 million for the nine months ended September 30, 2020 compared to the same period of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2020 and 2019 were $7.4 million and $10.8 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment decreased by $1.5 million and was primarily attributable to process efficiencies realized during 2020.

Cost of revenues for our Scilex segment decreased by $1.9 million as compared to the same period of the prior year and was attributed to a shift to more favorable selling arrangements for ZTlido.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2020 and 2019 were $77.3 million and $78.0 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, Oncolytic Virus and ADC programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment decreased by $0.5 million as compared to the same period of the prior fiscal year and were primarily driven by reduced expenditures on lab supplies and lower pre-clinical spending in the first half of 2020. The reduction in spending that occurred in early 2020 was offset by increased clinical development spending across our R&D platforms in the third quarter of 2020.

R&D expenses for our Scilex segment decreased by $0.2 million as compared to the same period of the prior fiscal year and were primarily driven by costs associated with our SP-102 product pipeline.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2020 totaled $39.7 million. These expenses primarily related to various licensing arrangements entered into during the period, as well as other investments in new technologies and preclinical programs. Acquired in-process research and development expenses for the nine months ended September 30, 2019 totaled $75.3 million and were associated with the acquisition of Semnur in March 2019.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2020 and 2019 were $75.0 million and $78.1 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $13.9 million and were primarily attributed to increased legal fees, professional fees and stock-based compensation expense compared to the same period of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $17.0 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force.

Gain on Derivative Liabilities. Gain on derivative liabilities for the nine months ended September 30, 2020 was $5.9 million compared to a loss of $35.8 million in the same period in 2019.

Gain on derivative liabilities for our Sorrento Therapeutics segment totaled $5.4 million and was primarily attributed to the full repayment of the Term Loans as of September 30, 2020.

Gain on derivative liabilities for our Scilex segment was $0.5 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Loss on Debt Extinguishment. Loss on debt extinguishment for the nine months ended September 30, 2020 was $51.9 million and was attributed to the repayments of outstanding principal on the Term Loans as further described in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Interest Expense. Interest expense for the nine months ended September 30, 2020 and 2019 was $17.7 million and $28.1 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Term Loans.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2020 and 2019 was $2.1 million and $0.8 million, respectively. The increase in income tax benefit was attributed to the impact of our valuation allowance.

Net Loss. Net loss for the nine months ended September 30, 2020 and 2019 was $241.3 million and $293.6 million, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had $75.2 million in cash and cash equivalents attributable in part to the following financing arrangements:

Debt Financings

2018 Oaktree Term Loan Agreement

In November 2018, we entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, we entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to us $20.0 million (collectively, with the Initial Loan, the “Term Loans”). During the nine months ended September 30, 2020, we repaid $120.0 million of the outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon.

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

We identified a number of embedded derivatives that require bifurcation from the Scilex Notes and were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex Holding that satisfies certain valuation thresholds and timing considerations (See Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q). We re-evaluate this assessment each reporting period.

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

On any business day over the term of the Purchase Agreement (each, a “Purchase Date”), we had the right, in our sole discretion, to present the Purchaser with a purchase notice directing the Purchaser to purchase up to 650,000 shares of our common stock per business day. We and the Purchaser also could mutually agree to increase the number of shares that may be sold to as much as an additional 3,600,000 shares per Purchase Date. We also had the right, in our sole discretion, to grant the Purchaser an option to purchase additional shares of common stock, subject to a maximum number of shares determined by us on each Purchase Date. The aggregate purchase price paid by the Purchaser could not exceed $5.0 million per Purchase Date, unless mutually agreed upon by us and the Purchaser. The purchase price of our common stock pursuant to the Purchase Agreement would generally be equal to 97.5% of the daily volume weighted average purchase price of our common stock on the Purchase Date. During the nine months ended September 30, 2020, we sold an aggregate of 1,423,077 shares of our common stock pursuant to the Purchase Agreement for aggregate net proceeds of $8.0 million. We voluntarily terminated the Purchase Agreement effective October 27, 2020. The Purchase Agreement was terminable by us at will with no penalty.

Sales Agreement

On April 27, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Sales Agent”), pursuant to which we may offer and sell through or to the Sales Agent (the “Offering”) up to $250.0 million in shares of our common stock (the “Shares”). Any Shares offered and sold in the Offering will be issued pursuant to the Shelf Registration Statement and the prospectus supplement relating to the Offering filed with the SEC on April 27, 2020. The Offering will terminate upon (a) the election of the Sales Agent upon the occurrence of certain adverse events, (b) three business days’ advance notice from one party to the other, or (c) the sale of all of the Shares. Under the terms of the Sales Agreement, the Sales Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sales Agreement. During the nine months ended September 30, 2020, we sold an aggregate of 17,579,496 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $122.8 million. Subsequent to September 30, 2020 and through November 6, 2020, we sold an aggregate of 4,596,637 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $36.2 million.

Purchase Agreement with Aspire Capital

In February 2020, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of our common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, we issued to Aspire Capital 897,308 shares of our common stock as a commitment fee. We have used the proceeds we receive under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of debt. The Aspire Purchase Agreement was terminable by us at any time without any liability to us. Generally, Aspire Capital could terminate the Aspire Purchase Agreement at any time that an event of default existed. During the nine months ended September 30, 2020, we issued and sold an aggregate of 38,825,010 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $75.0 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as we issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

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

Contingent Consideration

We have contingent consideration obligations in connection with certain acquisition and licensing transactions that are contingent upon achieving certain specified milestones or the occurrence of certain events, including those described within the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q. Upon the achievement of such milestones or the occurrence of such events, we will be obligated to make certain cash or stock payments in accordance with the terms of such acquisition and license agreements.

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $118.7 million for the nine months ended September 30, 2020 as compared to $137.0 million for the nine months ended September 30, 2019. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $28.5 million for the nine months ended September 30, 2020. We invested approximately $22.3 million in licensing arrangements, which are further described in Note 6 of the accompanying notes to the financial statements in Part I, Item I of this Form 10-Q. We also invested approximately $2.3 million in new technologies and preclinical programs and spent approximately $3.8 million on equipment and building improvements. During the nine months ended September 30, 2019, net cash used by investing activities was $27.8 million and was attributed to $17.0 million associated with the Semnur acquisition, $9.6 million for equipment and building improvements and $1.2 million in capital contributions to joint ventures related to our preclinical programs.

Cash Flows from Financing Activities. Net cash provided by financing activities was $185.8 million for the nine months ended September 30, 2020 as compared to net cash provided by financing of $41.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received $213.0 million from equity offerings, proceeds from short-term debt of $7.8 million and proceeds of $97.8 million from common stock issuances and warrant exercises. During the nine months ended September 30, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $3.5 million on the Scilex Notes and repaid $3.0 million in short-term debt. During the same period in prior year, cash provided by financing activities was primarily driven by proceeds from equity offerings of approximately $23.3 million and $18.9 million in debt financing, net of issuance costs, from the Term Loans.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, revenue recognition, leases, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and there have been no material changes during the nine months ended September 30, 2020.

Contractual Obligations and Commitments

As of September 30, 2020, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2020, other than off balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies” and “Recent Accounting Pronouncements” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, there has been no material change in our assessment of our sensitivity to market risk, including interest rate, capital market and concentration risks, since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that we, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. It is anticipated that these cases will be consolidated as part of the lead plaintiff and counsel appointment process under the Private Securities Litigation Reform Act. We are defending these matters vigorously.

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

We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-1499 (neutralizing antibody; COVI-GUARDTM), STI-2020 (affinity matured neutralizing antibody; COVI-AMGTM), neutralizing antibody cocktail (COVI-SHIELDTM), STI-5656 (Abivertinib), STI-4398 (ACE2 receptor decoy protein; COVIDTRAPTM), STI-3333 (targeted virus vaccine; T-VIVA-19TM), , STI-2030 (Salicyn-30) serological IgM/IgG antibody diagnostic test (COVI-TRACKTM), saliva-based antigen diagnostic test for SARS-CoV-2 (COVI-TRACETM) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVI-STIXTM), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $886.8 million and $659.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-1499 (COVI-GUARDTM) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates, including STI-2020 (COVI-AMGTM), neutralizing antibody cocktail (COVI-SHIELDTM), STI-4398 (COVIDTRAPTM), targeted virus vaccine (T-VIVA-19TM) and STI-2030 (Salicyn-30), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D., Chairman of the Board, Chief Executive Officer and President. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, and potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

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

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from biopharmaceutical companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our obligations under our debt arrangements;
•	the time and costs involved in defending and enforcing our rights in various litigation matters;
•	the effect of the COVID-19 pandemic; and
•	our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain and anti-CD38 CAR-T for multiple myeloma and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the first half of 2021 with higher strength SP-103. We are currently in a Phase II study of abivertinib for cytokine storm related to COVID-19 infection, a Phase I study of mesenchymal stem cells for the treatment of respiratory distress syndrome associated with

COVID-19 infection and a Phase I study of COVI-GUARD in hospitalized patients with COVID-19. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies, clinical trials of our COVID-19 related product candidates and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

Effective October 10, 2020, the health officer of San Diego County, where our principal executive offices are located, issued an updated shelter-in-place order, ordering, among other things, that all individuals living in the County of San Diego to remain in their homes or at their place of residence for an indefinite period of time (subject to certain exceptions for essential businesses and to facilitate authorized necessary activities and reopened businesses) to mitigate the impact of the COVID-19 pandemic. The order is scheduled to continue until further notice from the health officer of San Diego County. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities, and subject to certain variances approved by the California Department of Public Health on a county-by-county basis) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the executive orders, San Diego County, where our principal executive offices are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place order, which could negatively impact our business, operating results and financial condition.

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

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu in 2017 and Sofusa® assets, a revolutionary drug delivery technology, in July 2018, and we are in the process of integrating this company and technology with ours. We also acquired SmartPharm Therapeutics, Inc. in September 2020, and are in the process of integrating this company and its technology with ours. In addition, in October 2020, we announced our potential acquisition of ACEA Therapeutics, Inc.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from July 1, 2019 to September 30, 2020, our closing stock price ranged from $1.45 to $18.82 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Since June 30, 2020, we have issued the following securities that were not registered under the Securities Act:

On September 8, 2020, we entered into a patent and know-how license agreement (the “License Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”), pursuant to which Mayo granted us a license under certain of Mayo’s patents, know-how and materials relating to targeted nano-particle therapies to reproduce, use, commercialize and exploit related products, processes and services for the prevention, diagnosis and/or treatment of human diseases and conditions worldwide. As partial consideration for the license, we paid Mayo an upfront license fee of $9.3 million, which was comprised solely of 996,803 shares of our common stock, which were issued on September 15, 2020.

The issuances of the shares to Mayo were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as the transaction did not involve a public offering.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Change of Control Severance Agreement

On November 5, 2020, we entered into a Change of Control and Severance Agreement (the “Severance Agreement”) with Najjam Asghar, our Senior Vice President and Chief Financial Officer. Pursuant to the Severance Agreement, if Mr. Asghar’s employment is terminated without “cause” or by Mr. Asghar for “good reason,” in either case during the period commencing three months prior to a Change of Control (as defined in the Severance Agreement) and ending 12 months after a Change of Control, then, subject to Mr. Asghar’s timely execution and non-revocation of a release in favor of us, Mr. Asghar will be entitled to receive the following: (i) an amount equal to his then-current annual base salary, payable in a lump sum; (ii) an amount equal to his then-current target annual bonus, payable in a lump sum; (iii) 12 months of health insurance benefits for Mr. Asghar and for his eligible dependents who were covered under the Company’s health insurance plans as of the date his employment was terminated; and (iv) accelerated vesting of Mr. Asghar’s then-outstanding awards of equity compensation, with performance-criteria, if any, deemed satisfied at target.

Item 6.Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1+

Agreement and Plan of Merger, dated August 20, 2020, by and among Sorrento Therapeutics, Inc., SP Merger Sub, Inc., SmartPharm Therapeutics, Inc. and John C. Thomas, Jr., as representative of the stockholders of SmartPharm Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2020).

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

4.5

Form of Common Stock Purchase Warrant issued to investors pursuant to the Securities Purchase Agreement, dated as of December 11, 2017, by and among Sorrento Therapeutics, Inc. and the purchasers identified on Schedule A thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2017).

4.6

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

4.8

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

4.10

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

4.13	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).
4.14

Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.15	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).
4.16	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).
4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2019).
4.18	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).
4.19

Amendment No. 2 to the Registration Rights Agreement, dated as of December 6, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

4.20+

First Amendment to Exchange and Registration Rights Agreement, dated September 28, 2020, by and between Sorrento Therapeutics, Inc. and Fortis Advisors LLC in its capacity as the Equityholders’ Representative (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2020).

10.1+*	License Agreement, dated as of July 13, 2020, by and between Sorrento Therapeutics, Inc. and ACEA Therapeutics, Inc.

10.2+*	Exclusive License Agreement, dated as of July 23, 2020, by and between Sorrento Therapeutics, Inc. and The Trustees of Columbia University in the City of New York.

10.3+*	Patent and Know-How License Agreement, dated as of September 8, 2020, by and between Sorrento Therapeutics, Inc. and Mayo Foundation for Medical Education and Research.

10.4#

Performance Stock Option Award Agreement, dated as of August 7, 2020, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.5#	Sorrento Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.6#	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.7#	Change of Control Severance Agreement, dated as of November 5, 2020, by and between Sorrento Therapeutics, Inc. and Najjam Ashgar.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Najjam Asghar, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Najjam Asghar, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)
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

Sorrento Therapeutics, Inc.

Date:	November 6, 2020	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Najjam Asghar
Najjam Asghar
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)