Form 10-K
period 2020-12-31
Sorrento Therapeutics, Inc.
filed 2021-02-19
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2020 (the last trading day of the registrant’s second fiscal quarter of 2020), as reported on the Nasdaq Capital Market, was approximately $1.4 billion.

At February 5, 2021, the registrant had 280,322,985 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2020

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

Overview

Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us”, and “our”) is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to address unmet medical needs.

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, CD137 and SARS-CoV-2 neutralizing antibodies, among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (in-licensed from ACEA Therapeutics, Inc.) in a U.S. Phase II study of cytokine storm associated with a COVID-19 infection and in a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients, and we are also internally developing potential coronavirus antiviral therapies and vaccines, including ACE-MABTM, COVIDTRAPTM, COVI-MABTM, COVI-GUARDTM, COVI- SHIELDTM , COVI-AMG™ and T-VIVA-19TM; and diagnostic test solutions, including COVI-TRACK™, COVI-STIX™ and COVI-TRACE™.

With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of a disease, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T and DAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors.

From the start of the COVID-19 pandemic, our mission has been to leverage our deep expertise in developing targeted antibodies for cancer immunotherapy to create best-in-category treatments and diagnostics to ease suffering and assist in the global response to COVID-19. We have leveraged, and continue to leverage, our G-MAB library and antibody development engineering capabilities to advance a number of promising diagnostics and neutralizing antibody candidates to test and treat COVID-19 and the immune reactions associated with SARS-CoV-2 infection.

Our first generation SARS-CoV-2 neutralizing antibody was STI-1499 (COVI-GUARD™), which was engineered to prevent antibody dependent enhancement. This antibody was then optimized to produce the highly potent STI-2020, which is currently being developed in two outpatient formations: COVI-AMG (IV-push injection) and COVI-DROPS (nasal). COVI-AMG has been cleared by the U.S. Food and Drug Administration (“FDA”) for a Phase I study of healthy volunteers, a Phase II study in outpatients with COVID-19 and a Phase II study in hospitalized patients with moderate or severe COVID-19, and we are awaiting FDA clearance for a Phase I study of COVI-DROPS of healthy volunteers and patients with mild COVID-19. Sorrento also has developed two promising potential rescue treatments with Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat moderate to severe hospitalized COVID-19 patients and COVI-MSC™, a human allogeneic adipose-derived mesenchymal stem cells for patients suffering from COVID-19-induced acute respiratory distress (ARD). Both have been cleared by the FDA and are in Phase Ib clinical studies. We are also working with Brazilian regulators (“ANVISA”) to conduct a COVID-19 study with Abivertinib and potentially with COVI-AMG TM. In pre-clinical development, we are rapidly screening new neutralizing antibodies to address the multiple emerging variants of SARS-CoV-2 to potentially add to STI-2020 in a cocktail (COVI-SHIELD™) and exploring novel mechanistic approaches such as soluble recombinant fusion protein traps (COVIDTRAPTM) to potentially inhibit the binding of SARS-CoV-2’s spike protein with host ACE2 receptors, thereby potentially preventing viral cell entry.

In furtherance of our goal to develop products across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVI-STIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. COVI-TRACK™ is a rapid SARS-CoV-2 IgG/IgM antibody test kit intended for use initially in clinical laboratories and in point of care settings to quickly identify individuals with anti-SARS-CoV-2 antibodies post-infection or post- vaccination. COVI-TRACE™ was licensed from Columbia University as a rapid single step on-site colorimetric detection test for SARS-COV-2 genomic RNA from a saliva sample using targeted nucleic acid amplification for high throughput point-of-care situations.

We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”), obtained clearance from the FDA and commenced a human clinical trial for this indication in early 2018. We have dosed eleven patients. We intend to close this study to further enrollment and start up a similar anti-CD38 CAR-T construct without the myc-tag (which cannot be used in Europe), and to continue treating RRMM patients in a Phase Ib/IIa study, which will begin enrollment in the first quarter of 2021. We filed INDs for our CD47 mAb and the first of our DAR-T platform product candidates in the first quarter of 2021.

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

With respect to our ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study of our CD38 ADC for systemic Amyloid light-chain (“AL”) amyloidosis. Based upon our recently announced exclusive license from Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (“ADNAB”) platform, the next generation in ADC technology, we intend to file several INDs to treat various cancer targets.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically targets transient receptor potential vanilloid-1 (“TRPV1”) which, depending on the site of injection, can ablate, or destroy, nerves expressing TRPV1 or temporarily defunctionalize them. TRPV1 is responsible for the noxious chronic and inflammatory pain signaling that occurs post injury or trauma, but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase Ib trials (intrathecal and epidural routes) in that indication have or will soon be completed. A Phase Ib trial studying tolerance and efficacy of RTX for the control of moderate to severe osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020, and we expect to release the final safety clinical data by the middle of 2021. We plan to start knee arthritis registrational trials after the completion of required preclinical studies.

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions, maximize the quality of life of patients and assist healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system, which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.

Our Strategy

Our primary goal is to leverage our fully human antibody development expertise to address significant unmet medical needs that can significantly improve a patient’s quality of life.  In the face of the ongoing COVID-19 pandemic, we marshalled our resources to generate antibody-based treatments and diagnostic initiatives for COVID-19 in addition to acquiring other treatment assets to treat the entire spectrum of COVID-19 infections, from outpatients with mild infections, to hospitalized patients with moderate or severe infections.  Despite the COVID-19 pandemic, we continue to make progress in our oncology programs and treatments for refractory chronic pain conditions, such as intractable pain due to advanced cancer or knee osteoarthritis.

Our core strategic objectives and resources are:

1. Using a deliberate process to optimize our lead product candidates to fill identified unmet needs and advance them rapidly into the clinic for initiation of Phase I studies.  Once demonstrated to be safe and efficacious, we plan to continue to drive through later phase (II and III) studies toward a new drug application (“NDA”) filing.  Early in this process, we evaluate each program for potential accelerated approval or breakthrough therapy designation to fast-track development.

2. Collaborating with key opinion leaders and leading clinical and research institutes to enhance our clinical development plans and achieve our goals.  We currently have such agreements in place with the Mayo Clinic, Karolinska Institute, The Scripps Research Institute (“TSRI”), the National Institutes of Health (“NIH”) and Tufts Medical School, among others.

3. Having active programs that utilize our antibodies in CAR-T, DAR-T, our antibody-drug conjugate platform (using our covalent linker technology), ADNAB platform, and our Sofusa® DoseConnect™ lymphatic delivery device to treat various oncology indications.  Additionally, we have active programs to treat the spectrum of COVID-19 infections with our highly potent neutralizing antibodies (“nAbs”) to treat outpatients with mild COVID-19 symptoms (IV COVI-AMG™ and intranasal COVI-DROPS™) and hospitalized patients with moderate infections (COVI-GUARD™), abivertinib (Bruton’s tyrosine kinase; BTK inhibitor) and mesenchymal stem cells to treat severe COVID-19 with or without acute respiratory distress syndrome. We are also planning to use our nAb, COVI-AMG™, paired with a DNA plasmid platform for intramuscular injection to induce one’s own body to generate nAbs to fight COVID-19.  Finally, we continue to progress resiniferatoxin, an ultrapotent TRPV-1 agonist, into Phase III for the treatment of intractable pain in advanced cancer and into a Phase II dose-ranging and proof-of-concept study in severe knee osteoarthritis.  Our subsidiary, Scilex Holding, is completing its Phase III epidural approach to the treatment of lumbar radiculopathy.

4. Continuing, through our preclinical programs, to generate development candidates with exciting potential to meet unmet needs. We anticipate generating data to support more than a dozen new INDs in 2021.  These include moving our checkpoint inhibitors from our core antibody portfolio into the clinic with our strategic key opinion leaders and institutional partners. We will continue to develop our fully human monoclonal antibody (mAb) portfolio for new ADCs and bispecific mAbs (“BsAbs”).  In addition, we expect to commence several clinical trials with the Sofusa® device to explore safety and efficacy features of this innovative drug delivery technology.

5. Manufacturing our preclinical and clinical materials to support Phase I and II trials in-house. We have established quality control and quality assurance programs to ensure that our products are produced under current good manufacturing practices (“cGMPs”), and other applicable domestic and foreign regulations.

6. Continuing to explore strategic partnerships to share in the risk reward of our core franchises and to derive near term value from our non-core programs. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties as well as profit shares or joint ventures to generate potential returns from our product candidates and technologies.

Segment Information

Effective January 1, 2019, we realigned our business into two new operating and reportable segments, Sorrento Therapeutics and Scilex.

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around our Immune-Oncology therapeutic area, leveraging our proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary CAR-T, DAR-T, ADCs as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and RTX, which is a non-opioid-based neurotoxin currently in clinical trials for late stage cancer pain and moderate to severe osteoarthritis of the knee pain.

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

The following is a depiction of the types of fully human mAbs that we have derived from G-MAB™. It includes antibodies that bind to a wide range of targets, from small molecular weight antigens to large protein complexes antigens, such as G-Protein Coupled Receptors (“GPCRs”), a difficult class of antigens to raise therapeutics antibodies against.

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

COVID-19 (SARS-CoV-2)

COVID-19 is a new pandemic disease caused by a single-stranded RNA virus termed SARS-CoV-2.  Infection with COVID-19 may cause severe disease requiring hospitalization in up to a third of patients, with frequent progression to acute respiratory distress syndrome (“ARDS”) and a high mortality rate. A virus-induced hyperinflammatory response or “cytokine storm” has been hypothesized to be a major contributor to ARDS through modulation of pulmonary macrophages, dendritic cells and other immune cells.  Patients with COVID-19 may develop elevated blood levels of multiple inflammatory cytokines and chemokines and those who are admitted to intensive care have even higher levels of these cytokines, which may indicate a far worse outcome.

We have leveraged our expertise in producing fully-human monoclonal antibodies and our extensive G-MAB™ antibody library to develop potent neutralizing antibodies directed to the spike protein of SARS-CoV-2 or COVID-19.  In addition, we have acquired assets that target the entire spectrum of COVID-19 infections, from outpatients who are asymptomatic or with mild symptoms to hospitalized patients with moderate symptoms to patients with severe or critical COVID-19 in intensive care units.  Paired with our highly sensitive and specific diagnostic tests for COVID-19, we have developed the ability to diagnose early and treat every stage of this pandemic infection.

STI-2020 (COVI-AMG™) is the affinity-matured neutralizing antibody developed from STI-1499 (COVI-GUARD) which has been shown in vitro to be effective against the original Wuhan, China COVID-19 strain and emerging strains, D614G and N439K.  STI-2020, formulated for intravenous administration, blocks viral interactions with the ACE-2 receptor to prevent cell entry and replication and was engineered to lack any antibody-dependent enhancement (“ADE”) and tissue cross-reactivity (including possible hypersensitivity) neither of which has been observed in in vitro or in vivo preclinical studies.  In the Syrian Golden hamster model, intravenous STI-2020 rapidly reverses COVID-19 infection and clears viral particles from lung tissues.  After a successful IND submission, intravenous STI-2020 (administered as a slow intravenous push, not as an infusion) is currently in the clinic enrolling a healthy subject study to obtain initial safety and pharmacokinetic data before the intended studies in outpatients with mild COVID-19 infections in the United States, Brazil and Mexico.

STI-2099 (COVI-DROPS™) is STI-2020 formulated for intranasal delivery.  The neutralizing potency of STI-2020 lends itself to intranasal delivery, which may be an effective way of rapidly reducing infectivity and clearing viral burden from the nasopharynx and lung airways.  STI-2099 may be a preferred treatment for children who may not be willing to receive an injection. With IND clearance expected in the first quarter of 2021, we plan on conducting healthy subject studies comparing intranasal STI-2099 alone or in combination with intravenous STI-2020 for an “outside/inside” approach to reduce infectivity and treat the systemic infection in late first quarter of 2021.  This first study will be conducted as a randomized double-blind, placebo-controlled study at the Dahms Clinical Research Unit at the University Hospitals, Case Western University.  After verifying safety, we expect to rapidly move into a Phase Ib study and Phase II studies enrolling outpatients who are asymptomatic or have mild COVID-19 symptoms and using intranasal STI-2099 alone or in combination with intravenous STI-2020.  Studies are planned for the United States, Brazil and Mexico.

STI-5656 (abivertinib maleate) is a potent, small molecule third-generation tyrosine kinase inhibitor (“TKI”) of epidermal growth factor receptor (“EGFR”) and, importantly, also a BTK receptor.  It inhibits the gatekeeper mutation of EGFR; T790M, as well as the common activating mutations (L858R, 19del), and has minimal inhibitory activity against the wild type (“WT”) receptor, contributing to its observed safety.  Additionally, STI-5656 irreversibly binds to the BTK receptor at nanomolar potency, preventing the phosphorylation of the receptor and has shown potent immunomodulatory activities by inhibiting key pro-inflammatory cytokine production, including IL-1beta, IL-6 and TNF-alpha, all of which are correlated with higher morbidity and mortality in ARDS and “cytokine storm” due to COVID-19 infections.  STI-5656 is currently enrolling subjects in a Phase II study of intensive care unit subjects with severe or critical COVID-19 in the United States.  We also are starting up a larger Phase II study in Brazil.

STI-8282 Mesenchymal Stem Cells: After acquiring an allogeneic culture-expanded adipose-derived mesenchymal stem cell (“MSC”) asset from Personalized Stem Cells, we transitioned the open IND and are currently enrolling a Phase Ib study of subjects with severe COVID-19 infections complicated by impending ARDS who will each receive three infusions of STI-8282 MSCs in hopes of preventing the pulmonary fibrosis, edema, inflammation and other comorbid processes accompanying respiratory failure.  This study is enrolling at a single California site, but will be expanded to other sites in the United States and Brazil.

STI-8472 (COVI-GeneMAb™): Finally, while not directly a “treatment” for COVID-19, the acquisition of SmartPharm Therapeutics, Inc. in September 2020 gave us the ability to use non-viral DNA and RNA gene delivery platforms to create a gene-encoded therapeutic product candidate using our STI-2020 neutralizing antibody.  With this combination, an intramuscular injection can cause the person’s own body to produce the neutralizing antibody for possibly months instead of having to rely on intermittent injections of externally manufactured antibodies, such as STI-2020.  STI-8472 (COVI-GeneMAb™) is the combination of the non-viral DNA plasmid with gene-encoded STI-2020.  We are in the process of completing the IND-enabling preclinical and chemistry, manufacturing and controls steps necessary to file an IND in the first quarter of 2021. We envision a combination of an STI-2020 injection to “treat” and STI-8472 to “prevent” reinfection in those positive for COVID-19 or in subjects negative for COVID-19, along with STI-8472 to prevent infection. This may be a valuable option for those who refuse to be vaccinated for health or other reasons.  This program received approved funding from the Defense Advanced Research Projects Agency (“DARPA”), an advanced-technology branch of the U.S. Department of Defense.

Anti-CD38 CAR-T Program

Chimeric antigen receptors (“CARs”) have been created for commercial and clinical development programs.  The architecture of the CAR consists of a single fusion protein with several functional components: a single-chain variable fragment (“scFv”) derived from an anti-tumor antibody fused to a structural support segment, a transmembrane portion, and one or more intracellular signaling domains.  Potential drawbacks of the CAR technology are the use of scFv that often possess inferior biophysical stability and biochemical functionality compared to their parental antibodies.

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

STI-2798 and STI-5171 (anti-CD38 CAR-T): Our proprietary, second generation anti-CD38 CAR-T therapy is being developed for the treatment of RRMM.  Our anti-CD38 CAR-T is based on a fully human anti-CD38 monoclonal antibody derived from our G-MAB™ antibody library.  We recently completed a Phase Ib ascending dose safety study of STI-5171 which began in 2018 with the initial anti-CD38 CAR-T platform.  While long-term follow up is continuing, in the last two dose cohorts (106 or 107 cells/kg body weight), we achieved a 50% overall response rate.  We improved on the CAR-T construct by removing the “myc tag” (which cannot be used in Europe) CAR-T product candidate (STI-2798) and made changes to the lymphodepletion protocol in hopes of improving long-term cell persistence.  After a successful IND submission for STI-2798, our new anti-CD38 CAR-T (-myc), we are activating sites and will continue to enroll subjects with RRMM in the coming year.

Anti-CD38 KOKI DAR-T Program

We are addressing the potential weaknesses of CAR constructs while building on the clinical experience generated within our current CAR-T programs with the design of dimeric antigen receptors (“DARs”) based on the complete antigen-binding fragment (“Fab”) of the parental antibody.  It is generally accepted that Fabs more closely mimic the functional and biophysical properties of natural antibodies.  Utilizing the same antibody binding domain sequence, we have compared CAR constructs with a scFv binding domain to a DAR construct with a Fab or two chain binding domain.  Our data showed that the DAR-T cells exhibited a higher functional activity with regards to cytokine production, and cytotoxicity against target-expressing tumor cells compared to CAR-T cells. In preclinical mouse models, the DAR-T cells demonstrated increased anti-tumor potency as well.  We are currently applying our DAR technology to our ongoing cell therapy programs for multiple hematological and solid tumor indications, including but not limited to multiple myeloma, lymphoma, liver cancer, sarcoma, pancreatic cancer and glioma.

STI-1492, an allogeneic non-viral anti-CD38 A2 KOKI DAR-T cell agent (second generation anti-CD38 “knock-out knock-in” dimeric antigen receptor 4-1BBζ - engineered T cells), is completing FDA-required steps before beginning our clinical enrollment.  STI-1492 consists of allogeneic donor T cells that are engineered to express an anti-CD38 antigen receptor for the treatment of patients with RRMM.  The DAR consists of a fragment antigen-binding variable region (Fab) instead of the scFv utilized by CARs. During the production of STI-1492, there is a “knock-in” of the DAR into the T-cell receptor (“TCR”) alpha constant region (“TRAC”) gene. The TCR alpha is simultaneously inactivated (“knock-out”) by this DAR knock-in process, allowing allogeneic T cells to be administered therapeutically without the development of graft versus host disease.  The anti-CD38 A2 DAR vector is integrated into the TCR locus by CRISPR/Cas9 gene-editing methods instead of by a lentivirus/retrovirus.  In addition, STI-1492 utilizes a 4-1BB co-stimulatory domain. The anti-CD38 DAR design is associated with enhanced cytotoxic activity, longer persistence and possibly less toxicity compared with the anti-CD38 CAR design in preclinical studies.  The ability to administer this agent as modified allogeneic T cells allows STI-1492 to be stored as an off-the-shelf agent that eliminates the need for leukapheresis and the treatment delay for the manufacturing process for each individual patient associated with autologous cellular therapy.

Our KOKI technology may offer several potential benefits over existing virus-based technology using transgene-encoding lentivirus, retrovirus or adeno-associated virus to introduce antigen receptor constructs into healthy donor (allogeneic) or cancer patient (autologous) T cells.  These potential advantages of our non-viral KOKI technology include:

•	site-specific integration of transgenes into a pre-selected locus in the T cell genome
•

streamlined method for transgene construct production without need for laborious and time-consuming virus production, release and validation processes, resulting in a shorter research and development timelines for IND-enabling activities and

•	applicability to both autologous and allogeneic cellular therapies

We intend to use our G- MAB™ library to generate a number of monoclonal antibodies that can be used with our KOKI DAR-T platform to target a number of difficult to treat cancers.

Anti-CD38 Antibody-Drug Conjugate (ADC) Program

AL amyloidosis is an incurable disease that is characterized by a clonal population of bone marrow plasma cells that produces a monoclonal light chain immunoglobulin.  The clonal plasma cells often make up less than 10% of the nucleated cells in the bone marrow in patients with AL amyloidosis.  The light chain immunoglobulin is of a ĸ or λ type and is produced as either an intact molecule or a fragment.  The light chain protein produced by the dysfunctional plasma cells associated with AL amyloidosis is misfolded, forming β-pleated sheets that deposit in tissues in the form of amyloid fibrils.  The insoluble tissue protein deposits interfere with organ function and the soluble circulating light chains may be toxic to organs as well.  The clinical features of AL amyloidosis depend on which organs are involved and may include restrictive cardiomyopathy, nephrotic syndrome, hepatic dysfunction, peripheral and/or autonomic neuropathy and signs or symptoms of an atypical multiple myeloma.

STI-6129 ADC is composed of a human monoclonal anti-CD38 A2 antibody (STI-5171) covalently bound by a chemical linker to a dolastatin tubulin inhibitor chemotherapeutic derivative (duostatin 5.2).  STI-5171 was generated from Sorrento’s proprietary antibody library. The binding affinity of STI-5171 to CD38 is comparable to that of daratumumab (Sorrento data on file). The STI-6129 ADC is produced by conjugation of the drug-linker-duostatin moiety to the parent STI-5171 monoclonal antibody.  The heavy chain of the STI-5171 parent antibody included in the STI-6129 ADC has been modified by a C246→S mutation that substitutes a serine amino acid for cysteine. This substitution results in an antibody with 3 inter-chain disulfide bonds instead of the 4 disulfide bonds present in wild type IgG1 antibodies and provides an ADC with drug to antibody ratio of 3 (Sorrento data on file). Upon binding to CD38 target cell surface antigen, the STI-6129 ADC is internalized by the cell and undergoes lysosomal degradation resulting in the release of the duostatin 5.2 chemotherapeutic agent.  This targeted delivery of potent chemotherapeutic agents is designed to enhance activity against the aberrant plasma cells in AL amyloidosis, minimize toxicity in normal tissues, and provide sustained delivery of the chemotherapy over time.  The proprietary covalent linker technology reduces premature release of the duostatin which may reduce ocular toxicity and other adverse events.  After a successful IND submission, STI-6129 is currently enrolling patients in an ascending dose study to identify the maximum tolerated dose to be used for the treatment of AL amyloidosis.  Once a recommended Phase II dose is identified, an expansion cohort will be enrolled.  Additionally, we are partnering with Columbia University in New York City to assess STI-6129 in the treatment of RRMM.

Anti-CD47 Fully Human Monoclonal Antibody Program (STI-6643)

Several studies have described the role of cluster of differentiation 47/Signal regulatory protein-alpha (“CD47/SIRPα”) interaction in regulating macrophage-mediated phagocytosis and dendritic cell-mediated cross-priming of T cells.  CD47 is a ubiquitously expressed immuno-regulatory glycoprotein (also known as integrin-associated protein) of the immunoglobulin superfamily best known for its so called ‘don’t eat me’ function that prevents phagocytic removal of healthy cells by the body’s immune system.  Many cancers present high levels of this signal on their cell surface, thereby disrupting anti-cancer immune responses.  Given CD47’s essential role as a negative checkpoint for innate immunity and subsequent adaptive immunity, the CD47-SIRPα axis has been explored as a new target for cancer immunotherapy and its disruption has demonstrated great therapeutic promise in reestablishing antitumor activity in vivo.  However, significant anemia and thrombocytopenia has plagued early product candidates (e.g., Hu5F9-G4 or magrolimab, a humanized IgG4 monoclonal antibody) due to CD47 expression on normal cells, particularly aging red blood cells which may lose this ‘marker of self’ becoming susceptible to clearance by splenic macrophages.  This major ‘on-target’ dose limiting toxicity was seen with magrolimab in preclinical studies and required complicated priming methodologies to reduce this risk.

STI-6643 is our novel fully human CD47 monoclonal antibody that blocks CD47/SIRPα to promote in vitro anti-tumor phagocytic activity.  When incubated with human peripheral blood mononuclear cells in a mixed lymphocyte reaction assay, STI-6643 demonstrated minimal T, B or NK cell depletion as opposed to reference clones (prepared based on sequence analysis) which could result in improved efficacy by preserving the infiltrating anti-tumor immune cells.  Additionally, STI-6643 showed 15- to 30-fold reduction in observed hemagglutination in human and cynomolgus monkey red blood cells, respectively, and despite its high binding to canine red blood cells, it showed reduced hemagglutination in comparison to magrolimab (clone prepared based on the sequence analysis).  An IND submission is pending clearance for STI-6643 in the treatment of a variety of advanced cancers. We hope to begin enrollment in the first quarter of 2021.

Antibody-Drug Nanoparticle Albumin Bound (ADNAB) Platform

We are currently involved in a partnership with Mayo Clinic Rochester, with Dr. Svetomir Markovic, to use the nanoparticle human serum albumin bound paclitaxel (or other chemotherapeutic agents) platform to bind various monoclonal antibodies to the external surface of the albumin micelles to form stable complexes that can be designed to target specific cancers for delivery directly to the tumor microenvironment.  This partnership would leverage our existing antibody library, including PD-1, PD-L1, CD38, BCMA, CTLA-4, CD123, CD47, c-MET, VEGFR2, CCR2 and CD137, among others, to create ADNAB products that may enhance tumor response.  The first programs (B cell lymphomas, melanoma and gynecological cancers) are already ongoing under an investigator-initiated IND that we will support moving forward and when initial proof of concept is available, we intend to transfer the IND and offer the product candidate to other sites around the country.

Sofusa® Lymphatic Delivery System (S-LDS)

Sofusa is a novel technology platform designed for targeted drug delivery to lymphatics vessels and lymph nodes.  Abnormal immune system function is implicated in many conditions such as cancer and autoimmune diseases (e.g., Rheumatoid Arthritis, Multiple Sclerosis and Psoriasis).  Sofusa’s proprietary nanotopography draped microneedles have been shown to reversibly open tight junctions in the skin and facilitate paracellular and transcellular transport across the epidermis.  In pre-clinical biodistribution studies, this proprietary microneedle and microfluidics system has consistently demonstrated the ability to deliver over 40-fold in drug concentration to lymph nodes (with lower drug concentration in systemic organs) when compared to traditional intravenous (“IV”) and subcutaneous (“SC”) injections. After a 1-hour administration with Sofusa, elevated lymph node concentrations are sustained beyond 36 hours. Multiple pharmacodynamic models confirm that increased exposure to drug targets in the lymphatics has potential to improve clinical response, potentially at significantly lower doses vs IV or SC administration.

Phase I clinical safety studies have now been completed for a large molecule (etanercept) and for a small molecule (sumatriptan).  We have filed two INDs and are authorized to proceed with our first human efficacy studies with an anti-TNFα in Rheumatoid Arthritis and with a checkpoint inhibitor in oncology. This checkpoint study is designed to evaluate the safety and efficacy of a Sofusa anti-PD1 antibody in patients with Cutaneous T-Cell Lymphoma. In this pilot study, we will evaluate the feasibility of Sofusa delivery in patients with skin cancers accessible to biopsies for intensive biomarker assessments. These trials will help assess whether the principles of better efficacy and safety seen in lymphatic administration of drugs in animal models can be replicated in patients. If the Sofusa Lymphatic Delivery System is successful in the clinic, the commercial Sofusa® DoseDisc™ wearable device may offer not only the potential for both improved clinical response, but also a more convenient dosing alternative to traditional SC injections or IV infusions for patients.

Based upon the Sofusa core microneedle technology, we have also developed the Sofusa MuVaxx™ device for the administration of small volume peptides and vaccines.  The skin (rich in dendritic cells) and lymph nodes are the primary organs for generating both humoral immunity (IgG and IgM) and cellular immunity (memory T-Cells) for long-term protection.  In a pre-clinical COVID-19 vaccine study, the Sofusa device resulted in 10-40X higher T-Cell response versus IM and intradermal injections. The Sofusa MuVaxx device is designed to be a simple low-cost attachment to a standard syringe for rapid large-scale deployment of our vaccine candidates.

Oncolytic Virus Program (Seprehvir® and Seprehvec®)

We previously completed two trials using Herpes simplex virus lacking infected cell protein 34.5 (“HSV1716”) or Seprehvir to treat solid pediatric or young adult non-central nervous system tumors or malignant pleural mesothelioma with intratumoral, intravenous of intrapleural administration.  A second-generation product, Seprehvec, is a platform that can generate a number of possible product candidates and the first, STI-1386, is gearing up for an IND submission early in 2021 with targeted cancers still to be finalized.

Resiniferatoxin (“RTX”) Programs

RTX is a naturally occurring compound obtained from cactus-like succulents of the Euphorbia species. An ultra-potent TRPV1 agonist, RTX belongs to the same general TRPV1 family as capsaicin, the active ingredient in red chili peppers. As an agonist, RTX produces a sustained opening of calcium channels expressed on neurons, either in the end-terminals or cell bodies, of C-fibers or A-delta fibers.  The effect from this sustained calcium influx depends on the location that RTX is injected.  When injected peripherally near end-terminals (for example intra-articularly), a sustained defunctionalization or desensitization occurs resulting in reduction in noxious chronic pain symptoms that can last for months.  When injected neuraxially (intrathecally or epidurally) rapid programmed cell death of TRPV1-expressing neurons targeted by the RTX injection can produce long-lasting improvement in noxious chronic pain that has been refractory to treatment (e.g., cancer related pain). RTX does not interact with and leaves unaffected non-TRPV1-expressing nerves (touch, motor control and position sense).

An investigator-sponsored Phase I clinical trial of intrathecal RTX has been ongoing at the NIH under a Cooperative Research and Development Agreement. To date, 14 patients with terminal cancer pain have been treated intrathecally at the NIH.

A Phase Ib clinical trial with epidural RTX was completed in 2020 in 17 subjects with intractable pain due to advanced cancer. No dose limiting toxicity was observed at doses up to 25 mcg RTX and RTX demonstrated promising efficacy in relieving intractable pain associated with advanced cancer.  A Phase II/III study was submitted to the IND in December 2020 and will begin enrolling early in 2021.

Another Phase Ib clinical trial with intra-articular RTX administration for moderate-to-severe osteoarthritis of the knee was completed with no dose limiting toxicities at any of the administered doses. 94 patients were enrolled at RTX doses from 5 mcg to 25 mcg; 40 subjects enrolled in the placebo-controlled ascending dose portion of the study, 38 subjects received 12.5 mcg and 16 subjects received 25 mcg.  The preliminary efficacy results in this study show promising evidence of a significant improvement lasting well beyond 6 months.  These preliminary results will need to be documented in a Phase II proof-of-concept study comparing several RTX doses against placebo, which is planned for early 2021.

Portfolio	Key Programs	Indication	Preclinical	Phase I	Phase II	Phase III/Pivotal	FDA Approval
COVID-19 Program	COVI-TRACE™ (diagnostic)	Diagnostic Test	FDA Emergency Use Authorization (EUA) Application Expected				
	COVI-TRACK™ (diagnostic)	Antibody Test	FDA Emergency Use Authorization (EUA) Application Expected				
	COVI-STIX™ (diagnostic)	Antigen Test	FDA Emergency Use Authorization (EUA) Application Submitted				
	COVI-GUARD™ (treatment)	Neutralizing Ab (IV) in Inpatients					
	COVI-AMG™ (treatment)	Neutralizing Ab (IV) in Outpatients					
	COVI-DROPS™ (treatment)	Neutralizing Ab (IV) in Outpatients					
	COVI-SHIELD™ (treatment)	Neutralizing Abs (IV) in Inpatients					
	COVIDTRAP™ (treatment)	ACE2 Receptor Decoy (IV) in Inpatients					
	T-VIVA-19™	Vaccine					
	ABIVERTINIB (treatment)	Severe or Critical COVID-19 in ICU Pts					
	SALICYN - 30 (treatment)	Anti-viral					
	COVI-MSC (treatment)	ARDS due to COVID-19 in ICU Pts					
Immunotherapy	CD38 CAR-T	Multiple Myeloma					
	CD38 DAR-T	Multiple Myeloma					
	CD38 ADC	Amyloidosis					
	Seprehvir™	Solid Tumors					
	Seprehvec™	Solid Tumors					
	ABIVERTINIB	NSCLC					
	ADNIC	Solid and Liquid Tumors					
Pain	RTX (resiniferatoxin) – Epidural route	Intractable Pain in Advanced Cancer					*Orphan designation*
	RTX (resiniferatoxin) – Intra-articular route	Moderate to Severe Knee OA Pain					
Lymphatic Delivery	Sofusa® anti-TNF	Autoimmune					
	Sofusa® anti-PD-1	CTCL

Scilex Holding

Scilex Holding is focused on cost-effectively developing and commercializing non-opioid therapies that will provide safe and substantial, localized pain relief for large market opportunities. The following chart illustrates the current product and product candidates for which Scilex Holding has worldwide commercialization rights, except with respect to Japan for ZTlido and SP-103:

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

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated contract sales force and our own sales management, marketing and managed care capabilities. We market ZTlido through a dedicated sales force of 60 individuals, targeting approximately 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido.

SEMDEXA

SEMDEXA is a Phase III product candidate we are developing to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label epidural steroid injections, or ESIs, for the treatment of sciatica, a pathology of low back pain. We believe SEMDEXA, if successfully developed, has the potential to reduce the disability related to sciatica and help delay or avoid spine surgery. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved alternative to off-label ESIs, which are administered over 10 million times annually in the United States. We are currently evaluating SEMDEXA in a pivotal Phase III Corticosteroid Lumbar Epidural Analgesia for Radiculopathy trial, which is designed to evaluate the safety and efficacy in the proposed indication. We expect top-line results from the study in the second half of 2021, and if results are positive, we intend to submit a request to the FDA for breakthrough designation.

SP-103

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in low back pain conditions. SP-103 builds on the learnings from ZTlido because both products share a similar adhesive drug delivery formulation and manufacturing technology. If approved, we believe that SP-103 could become the first-in-class lidocaine topical product for low back pain indications. All current uses of topical lidocaine products for low back pain are off-label. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system to potentially deliver threefold level of the drug within a targeted area, still with the convenience of a single topical system. Additionally, SP-103 is designed to deliver a localized dose of lidocaine that is threefold greater than any lidocaine topical product that we are aware of either on the market or in development. If approved, we believe SP-103 may be able to address the limitations of prescription lidocaine patches in treating low back pain by delivering a higher dose of lidocaine to the application site. We expect the Phase II trial to commence in the second half of 2021.

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

4)

The COVID-19 technologies and product candidates, including neutralizing antibodies (COVI-GUARDTM; COVI-AMGTM and COVI-DROPSTM), other therapeutic and/or product candidates and diagnostic platforms, are the subject of pending patent applications with potential patent coverage to at least 2040.

5)

The ADC technology using proprietary conjugation chemistries (called C-LockTM and K-LockTM), initially developed by Concortis Biosystems, Corp., one of our subsidiaries. This ADC technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033. Additional ADC directed to different antigen targets and/or toxin derivatives are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2038.

6)

The chimeric antigen receptor T-cell - (CAR-T)-based technology is an immunotherapy platform and is the subject matter of pending patent applications with potential patent coverage to at least 2035. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2038.

7)

The dimeric antigen receptor T-cells (DAR-T)-based technology is an allogeneic immunotherapy platform and is the subject of pending patent applications with potential patent coverage to at least 2039. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2040.

8)

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

9)

The corticosteroid injectable pain management technology, which is formulated as a viscous gel injection for the treatment of lumbosacral radicular pain/sciatica, was obtained by the acquisition of Semnur Pharmaceuticals in March 2019 and it is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2036.

10)

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

11)

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

12)

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

COVID-19 Product Candidates

Neutralizing antibodies (nAbs): Sorrento has several nAbs either in development or in the clinic.  These nAbs are directed against the COVID-19 spike protein.  The lead nAb, STI-2020, has been shown to be effective in preclinical studies against various escape mutations (D614G, N439K, and B117 variants) as part of Sorrento’s ongoing surveillance program.  Two companies (Regeneron and Lilly) have obtained EUA clearance for their nAbs (Regeneron’s casirivimab/imdevimab cocktail and Lilly’s bamlanivimab). There are several other companies which have nAbs in early development. In addition, companies which are involved in vaccine development are indirect competitors in this space, although the vaccines known to be in development are not nAbs-based.

Bruton’s Tyrosine Kinase Inhibitors (BTKI): Sorrento currently is in mid-Phase 2 trials for abivertinib, its dual EGFR/BTKI, to treat acute respiratory distress due (ARD) to COVID-19. There are several other BTKIs approved for oncology conditions that could theoretically be used to treat COVID-19-induced ARD.  Acalabrutinib (Calquence™) was used in two Phase 2 studies but failed to meet its primary endpoint.

Adipose-derived mesenchymal stem cells (AdMSCs): We are currently enrolling a Phase 1b study treating COVID-19-induced ARD and ARD syndrome (ARDS). There are a large number of companies and universities exploring various MSCs (adipose, bone marrow, cord blood, umbilical and other sources) in Phase 1 and 2 studies to treat moderate to severe COVID-19.

Scilex

ZTlido and our product candidate, SP-103, if approved, face and will likely face competition from prescription and generic topical lidocaine patches, including Lidoderm and generic lidocaine patches manufactured by Teva, Mylan and Par Pharmaceutical, Inc. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, nonsteroidal anti-inflammatory drugs (“NSAIDs”), muscle relaxants, antidepressants and anticonvulsants, particularly as we seek approval for the treatment of chronic low back pain.

SEMDEXA, if approved, has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. While there are currently no FDA approved ESIs indicated for the treatment of sciatica, we are aware of certain non-steroid product candidates in development. For example, Sollis Therapeutics, Inc. is developing its product candidate, a non-opioid, non-steroid clonidine micropellet to be administered through epidural injection, which is currently in Phase III development. SEMDEXA, if approved, will compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants, anticonvulsants and surgical procedures. Procedures may include nerve blocks and transcutaneous electrical nerve stimulations. We may also face indirect competition from the off-label and unapproved use of branded and generic injectable steroids.

The key competitive factors affecting the success of ZTlido, SEMDEXA and SP-103 are likely to be their efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors.

Government Regulation

Government authorities in the U.S. (including federal, state and local authorities) and in other countries extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

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

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission to the FDA of a Biologics License Application (“BLA”) or a NDA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA or an NDA to file the BLA or NDA for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with cGMP regulations;

•	satisfactory completion of an FDA pre-approval inspection of one or more of the clinical sites at which the clinical trials were conducted;
•

at the discretion of the FDA, a public Advisory Committee Meeting where the data is reviewed by experts who discuss the data and give their opinion (which the FDA is not obliged to follow) of the adequacy of the data to support an approval; and

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

The pre-approval clinical investigation of a drug is generally divided into three phases (the numbers of subjects/patients are approximate and vary from indication to indication). Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

•

Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants. In general, two Phase III trials are needed for an approval.

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

Once the BLA or NDA submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

During the evaluation of the BLA or NDA, the FDA conducts inspections of manufacturing facilities where the drug product and/or its API will be produced and some of the clinical sites that conducted the trials, and it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data, an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The FDA could also approve the BLA or NDA with a Risk Evaluation and Mitigation Strategies (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

After regulatory approval of a drug product is obtained, we are required to comply with a number of post-approval requirements. As a holder of an approved BLA or NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long term stability of the drug product. The FDA periodically (about every two years) inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production, distribution, shipping and storage of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA or NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

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

Available Special Regulatory Procedures

Formal Meetings

We can engage and seek guidance from health authorities relating to the development and review of investigational drugs, as well as marketing applications. In the U.S., there are different types of official meetings that may occur between us and the FDA. Each meeting type is subject to different procedures. Conclusions and agreements from each of these meetings are captured in the official final meeting minutes issued by the FDA. Meetings with the FDA are free.

The European Medicines Agency (“EMA”) also provides the opportunity for dialogue with us. This is usually done in the form of Scientific Advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (“CHMP”). A fee is incurred with each Scientific Advice meeting.

Advice from either the FDA or EMA is typically provided based on specific questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials and pharmaco-vigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the U.S. and the European Union, Special Protocol Assessment (“SPA”) or Protocol Assistance procedures are available. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to an SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical trials begin, or if the trial sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a trial will ultimately be adequate to support an approval even if the trial is subject to an SPA.

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

Priority Review/Standard Review (U.S.) and Accelerated Review (European Union)

Based on results of the Phase III clinical trial(s) submitted in a BLA or NDA, upon the request of an applicant, the FDA may grant the BLA or NDA a priority review designation, which sets the target date for FDA action on the application at six months. Priority review is granted where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. If criteria are not met for priority review, the BLA or NDA is subject to the standard FDA review period of 10 months. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Manufacturing and Raw Materials

We currently manufacture the majority of our preclinical and clinical materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. As of December 31, 2020, our ZTlido product is manufactured by ITOCHU CHEMICAL FRONTIER Corporation. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with cGMPs. We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

Employees

As of December 31, 2020, we had 502 employees and 29 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, as well providing our employees with the opportunity to participate in our employee stock purchase plan, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•

We are a clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

•	We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.
•

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

•

We are heavily dependent on the success of our technologies and product candidates, and we cannot give any assurance that our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•

The regulatory approval processes of the FDA, the MHRA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

•

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•	We may not be able to manufacture our products or product candidates in commercial quantities, which would prevent us from commercializing our products and product candidates.
•

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

•	Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.
•

Our commercial success depends upon us attaining significant market acceptance of our product candidates, if approved for sale, among physicians, patients, healthcare payors and major operators of cancer and other clinics.

•	Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.
•	Price controls may be imposed, which may adversely affect our future profitability.
•

Our collaborations depend upon the efforts of third parties to fund and manage the development of many of our potential product candidates, and failure of those third-party collaborators to assist or share in the costs of product development could materially harm our business, financial condition and results of operations.

•

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

•	We will need to increase the size of our company and may not effectively manage our growth.
•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•

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

•

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

•

We have acquired, and plan to continue to acquire, assets, businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.

•	Any acquisitions we make could disrupt our business and seriously harm our financial condition.
•	Our long-term success depends on intellectual property protection; if our intellectual property rights are invalidated or circumvented, our business will be adversely affected.
•

If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

•

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

•	If we breach any of the agreements under which we license commercialization rights to our product candidates from third parties, we could lose license rights that are important to our business.
•	From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.
•	The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.
•	Our strategic investments may result in losses.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-1499 (neutralizing antibody; COVI-GUARDTM), STI-2020 (affinity matured neutralizing antibody; COVI-AMGTM), neutralizing antibody cocktail (COVI-SHIELDTM), STI-5656 (Abivertinib), STI-4398 (ACE2 receptor decoy protein; COVIDTRAPTM), STI-3333 (targeted virus vaccine; T-VIVA-19TM), STI-2030 (Salicyn-30), serological IgM/IgG antibody diagnostic test (COVI-TRACKTM), saliva-based antigen diagnostic test for SARS-CoV-2 (COVI-TRACETM) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVI-STIXTM), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

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

As of December 31, 2020 and 2019, we had an accumulated deficit of $958.3 million and $659.8 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-1499 (COVI-GUARDTM) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates, including STI-2020 (COVI-AMGTM), neutralizing antibody cocktail (COVI-SHIELDTM), STI-4398 (COVIDTRAPTM) and STI-2030 (Salicyn-30), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company (“Scilex Holding”) and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2020 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including:

•

the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 and anti-PD-1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, CAR-T and DAR-T for adoptive cellular immunotherapy, RTX, SP-103 and SEMDEXATM and our COVID-19 product candidates;

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

Although we are currently engaging in and planning for certain clinical trials relating to our COVID-19 product candidates, RTX, CAR-T and biosimilar/biobetter antibodies and other product candidates, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating, as well as the COVID-19 pandemic. Furthermore, we intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we intend to have agreements governing their committed activities, but we will have limited influence over their actual performance.

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

Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our product candidates target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials.

In addition, certain of our clinical trials have been affected by and may continue to be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment for our non-COVID-19 product candidates have been and may continue to be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients have not been and others may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, any inability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the study and potential reduced enrollment due to the COVID-19 pandemic. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

The regulatory approval processes of the FDA, the MHRA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval from the FDA, the MHRA, the EMA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Other than ZTlido, we have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

the data obtained from studies in one jurisdiction, such as the United States, may not be accepted by regulatory authorities in other jurisdictions, and certain jurisdictions may require data from studies conducted in their country in order to obtain regulatory approval;

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

Inadequate funding for the FDA, the MHRA, the EMA and comparable foreign authorities and government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the MHRA, the EMA and comparable foreign authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and the impact of crises that hinder its operations, such as COVID-19. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, the MHRA, the EMA and comparable foreign authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We may expend our limited resources to pursue a particular product, product candidate or indication and fail to capitalize on products, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently advancing multiple product candidates for a variety of indications. Simultaneously advancing so many product candidates creates a significant strain on our limited human and financial resources. As a result, we may not be able to provide sufficient resources to any single product candidate to permit the successful development and commercialization of such product candidate, causing material harm to our business. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products.

If, due to our limited resources and access to capital, we prioritize development of certain product candidates that ultimately prove to be unsuccessful, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

We are largely dependent on our third-party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our products and product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our products and product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our products and product candidates to meet anticipated clinical and full-scale commercial demands; however, if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers with the technical capabilities to manufacture our products and product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

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

In December 2019, a novel strain of coronavirus, or SARS-CoV-2, was reported to have surfaced in Wuhan, China. SARS-CoV-2 is the virus that causes COVID-19. The COVID-19 outbreak has grown into a global pandemic that has impacted Asia, the United States, Europe and other countries throughout the world. Financial markets have been experiencing extreme fluctuations that may cause a contraction in available liquidity globally as important segments of the credit markets react to the development. The pandemic may lead to a decline in business and consumer confidence. The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business, clinical trials and sales of ZTlido will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2021.

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

These regulatory requirements impact many aspects of our operations, including manufacturing, developing, storage, distribution, import and export and record keeping related to collaborators’ products or product candidates. Noncompliance with any applicable regulatory requirements can result in government refusal to approve (i) facilities for testing or manufacturing product candidates or (ii) potential products for commercialization. The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•

changes to the regulatory approval process, including new data requirements for products or product candidates in those jurisdictions, including the United States, in which our customers may be seeking approval;

•	that a collaborator’s product or product candidate may not be deemed to be safe or effective;
•	the ability of the regulatory agency to provide timely responses as a result of its resource constraints; and
•	that the manufacturing processes or facilities may not meet the applicable requirements.

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

Scilex Holding’s commercialization efforts of ZTlido have been primarily focused in the United States. Commercialization of ZTlido and other future product candidates outside of the United States, to the extent pursued, is likely to require collaboration with one or more third parties.

In addition to the risks discussed elsewhere in this section, Scilex Holding’s ability to successfully commercialize and generate revenues from ZTlido depends on a number of factors, including, but not limited to, Scilex Holding’s ability to:

•	develop and execute our sales and marketing strategies for Scilex Holding’s products;
•	achieve, maintain and grow market acceptance of, and demand for, Scilex Holding’s products;
•	obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payers;
•

maintain, manage or scale the necessary sales, marketing, manufacturing, managed markets, and other capabilities and infrastructure that are required to successfully integrate and commercialize our products;

•	obtain adequate supply of Scilex Holding’s products;
•	maintain and extend intellectual property protection for Scilex Holding’s products; and
•	comply with applicable legal and regulatory requirements.

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

Even if we obtain regulatory approval for our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of such product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance by physicians, major operators of cancer clinics and patients of the product candidate as a safe and effective treatment;
•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
•	the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries;
•	the approval, availability, market acceptance and reimbursement for a companion diagnostic, if any;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there have been public announcements by members of the U.S. Congress regarding their plans to repeal and replace the Healthcare Reform Law and Medicare, and the Biden administration has announced plans to amend and expand the scope of the Healthcare Reform Law. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal, replacement or expansion of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any product candidates for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

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

We may not be successful in entering into additional collaborations as a result of many factors, including the following:

•	competition in seeking appropriate collaborators;
•	a reduced number of potential collaborators due to recent business combinations in the pharmaceutical industry;
•	inability to negotiate collaborations on acceptable terms;
•	inability to negotiate collaborations on a timely basis;
•	a potential collaborator’s evaluation of our product or product candidates;
•	a potential collaborator’s resources and expertise; and
•	restrictions due to an existing collaboration agreement.

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

We, as well as any collaborators or licensees of our technologies and services, will not be able to commercialize our product candidates if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and have an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We, as well as any licensees and collaborators, may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our technologies, including the following:

•

Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we, our licensees or our collaborators expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the product candidate produced an otherwise favorable response in human subjects.

•

Initial clinical results may not be supported by further or more extensive clinical trials. For example, we or a licensee may obtain data that suggest a desirable response from a product candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of response may not occur. If the response generated by a product candidate is too low or occurs in too few treated individuals, then the product candidate will have no commercial value.

•

Enrollment in any of our or any of our licensee’s or collaborator’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

•

We, our licensees or our collaborators might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any product candidate is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

•	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
•	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
•	The effects of our technology-derived or technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and beginning July 1, 2020, the California Attorney General may bring enforcement actions for violations. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company`s compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business.

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

Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our operations are subject to certain anti-corruption laws, including the FCPA, the UK Bribery Act and other anti-corruption laws that apply in countries where we do business. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential FCPA violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Our success will depend upon growing our business and our employee base. Over the next 12 months, we plan to add additional employees to assist us with research and development and our commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain and anti-CD38 CAR-T for multiple myeloma a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the first half of 2021 with higher strength SP-103. We are currently in a Phase II study of abivertinib for cytokine storm related to COVID-19 infection, a Phase I study of mesenchymal stem cells for the treatment of respiratory distress syndrome associated with COVID-19 infection and a Phase I study of COVI-GUARD in hospitalized patients with COVID-19. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies, clinical trials of our COVID-19 related product candidates and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

On June 10, 2020, we announced the submission of an Emergency Use Authorization (“EUA”) to the FDA for our COVI-TRACK in vitro diagnostic test kit for the independent detection of IgG and IgM antibodies in sera of patients exposed to the SARS-CoV-2 virus. On December 22, 2020, we announced the submission of an EUA to the FDA for COVI-STIX, our rapid diagnostic test for the detection of the SARS-CoV-2 virus nucleocapsid antigen in nasal samples of patients.

An EUA would allow us to market and sell COVI-TRACK or COVI-STIX without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for COVI-TRACK or COVI-STIX, we will rely on the FDA policies and guidance in connection with the marketing and sale of COVI-TRACK or COVI-STIX, respectively. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of COVI-TRACK or COVI-STIX could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for COVI-TRACK or COVI-STIX will remain in place. If an EUA for COVI-TRACK or COVI-STIX is granted but subsequently terminated, such termination, could adversely impact our business, financial condition and results of operations.

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

Effective February 6, 2021, the health officer of San Diego County, where our principal executive offices are located, issued an updated shelter-in-place order, ordering, among other things, that all individuals living in the County of San Diego to remain in their homes or at their place of residence for an indefinite period of time (subject to certain exceptions for essential businesses and to facilitate authorized necessary activities and reopened businesses) to mitigate the impact of the COVID-19 pandemic. The order is scheduled to continue until further notice from the health officer of San Diego County. In addition, in mid-March 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities, and subject to certain variances approved by the California Department of Public Health on a county-by-county basis) to mitigate the impact of the COVID-19 pandemic. The executive order exempts certain individuals needed to maintain continuity of operations of essential critical infrastructure sectors and additional sectors as the State Public Health Officer may designate as critical to protect health and well-being of all Californians. In May 2020, the Governor of California issued an executive order that informed local health jurisdictions and industry sectors that they may gradually reopen under new modifications and guidance provided by the state of California. In August 2020, the state of California released revised criteria for loosening and tightening restrictions on certain activities on generally a county-by-county basis. Under the executive orders, San Diego County, where our principal executive offices are located, continues to be subject to certain restrictions. These orders and others may be further modified, amended and adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place order, which could negatively impact our business, operating results and financial condition.

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

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. Under the Tax Cut and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to 80 percent of taxable income beginning in 2021. It is uncertain if and to what extent various states will conform to the federal Tax Act or the CARES Act. The CARES Act also reinstated the net operating loss carryback provisions whereby net operating losses incurred in calendar tax years 2018, 2019 and 2020 may be carried back to offset taxable income of the five tax years preceding the year of the loss. We have undergone an ownership change for purposes of Section 382 in a prior year. For the year ended December 31, 2020, there was no impact of such limitations on our income tax provision. Since our last ownership change we have had equity offerings or acquisitions that have equity as a component of the purchase price, which increases our likelihood of experiencing a future ownership change under Section 382. Future equity offerings or acquisitions that have equity as a component of the purchase price could constitute an ownership change under Section 382. If and when any other ownership change occurs, utilization of our net operating loss and tax credit carryforwards may be limited by Section 382, which could potentially result in increased future tax liability to us.

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

In addition to challenges specific to the United States, our operations, including but not limited to our operations outside of the United States, are subject to a variety of political and economic risks, including risks arising from:

•	unexpected changes in international or domestic legal, regulatory or governmental requirements or regulations, including related to intellectual property or the biopharmaceutical industry;
•	unexpected increases in taxes or tariffs;
•	trade protection measures or import or export licensing requirements;
•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;
•	fluctuations in foreign currency exchange rates;
•	difficulties in staffing and managing international operations;

•	less favorable intellectual property or other applicable laws;
•	the effects of the United Kingdom’s withdrawal from the European Union;
•	currency controls that restrict or prohibit the payment of funds or the repatriation of earnings to the United States;
•	increased costs of compliance with general business and tax regulations in these countries or regions;
•	divergent legal systems and regulatory frameworks; and
•	political and economic instability or corruption.

These risks and others may have a material adverse effect on our global operations and on our business and financial condition.

Uncertainty relating to the determination of LIBOR and the potential phasing out of LIBOR after 2021 may adversely affect our results of operations, financial condition, liquidity and net worth.

We routinely engage in transactions involving financial instruments, such as the purchase of loans, securities or derivatives indexed to the London Interbank Offered Rate (“LIBOR”) and the sale of LIBOR-indexed securities. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. As a result, it is uncertain whether LIBOR will continue to be quoted after 2021.

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

We have significantly restructured our business and currently have a two segment reporting structure. Our two industry segments, designated as Sorrento Therapeutics and Scilex Pharma, have been in effect for a limited period of time and there are no assurances that we will be able to successfully operate as a restructured business.

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

Risks Related to Acquisitions

We have acquired, and plan to continue to acquire, assets, businesses and technologies and may fail to realize the anticipated benefits of the acquisitions, and acquisitions can be costly and dilutive.

We have and plan to continue to expand our assets, business and intellectual property portfolio through the acquisition of new assets, businesses and technologies.

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu Biologics Limited in 2017 and Sofusa® assets, a revolutionary drug delivery technology, in July 2018. We also acquired SmartPharm Therapeutics, Inc. in September 2020, and are in the process of integrating this company and its technology with ours. In addition, in October 2020, we announced our potential acquisition of ACEA Therapeutics, Inc.

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

Under the terms of the Agreement and Plan of Merger Scilex Holding entered into with Semnur, Sigma Merger Sub, Inc., the prior wholly-owned subsidiary of Scilex Holding, Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”), and us, for limited purposes, Scilex Holding is obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of an NDA by the FDA of any Semnur product, which includes SEMDEXATM. Additional payments of up to $240 million will be due upon the achievement of certain cumulative net sales of Semnur products

These milestone obligations could impose substantial additional costs on our Scilex operating segment, divert resources from other aspects of its business, and adversely affect the overall profitability of SEMDEXATM, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all.

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

For example, certain of our joint development and/or licensing agreements set forth diligence milestones including timelines in which certain clinical trials should be initiated. Due to the uncertainty of drug development and clinical trials as set forth above, we may not be able to meet these diligence milestones, which could result in loss of exclusivity or loss of our rights to develop certain products or services pursuant to those agreements.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 2, 2020 to December 31, 2020, our closing stock price ranged from $1.57 to $18.82 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Our investors could experience substantial dilution of their investments as a result of subsequent exercises of our outstanding options, including the CEO Performance Award, or the grant of future equity awards by us.

As of December 31, 2020, 82.0 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 18.8 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $4.97 per share,  12.1 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 7.5 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. Over the past several months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

Our directors and executive officers own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or those of our other stockholders.

As of December 31, 2020, our directors and executive officers beneficially owned, in the aggregate, approximately 3.2% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth our principal properties as of December 31, 2020, all of which are leased:

Location	Lease term	Square footage	Primary use
Sorrento Therapeutics segment
San Diego, CA	2029 - option to extend for one additional 5-year period	77,000	Principal executive offices, research and development
San Diego, CA(1)	2029 - option to extend for one additional 5-year period	61,000	Administrative, research and development
San Diego, CA	2029 - option to extend for one additional 5-year period	43,000	Research and development
San Diego, CA	2029 - option to extend for one additional 5-year period	36,000	Contract manufacturing
San Diego, CA	2025	11,000	Research and development
San Diego, CA	2025 - option to extend for one additional 5-year period	9,000	Research and development
Suzhou, China	2022	50,000	Contract manufacturing, research and development
Scilex segment
Palo Alto, CA	2024 - option to extend for one additional 3-year period	6,000	Administrative

(1)	This facility is utilized by both the Sorrento Therapeutics and Scilex segments.

Item 3.	Legal Proceedings.

In the normal course of business, we may be named as a defendant in one or more lawsuits. Other than as set forth below, we are not a party to any outstanding material litigation and management is currently not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Information regarding reportable legal proceedings is contained in Note 11 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K under the heading “Litigation”.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “SRNE”.

Holders of Record

As of February 5, 2021, there were 192 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2014 to December 31, 2020 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2014 in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

.

Item 6. Selected Financial Data.

Not required.

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

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, CTLA-4, CD137 and SARS-CoV-2 neutralizing antibodies, among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (in-licensed from ACEA Therapeutics, Inc.) in a U.S. Phase II study of cytokine storm associated with a COVID-19 infection and in a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients, and we are also internally developing potential coronavirus antiviral therapies and vaccines, including ACE-MABTM, COVIDTRAPTM, COVI-MABTM, COVI-GUARDTM, COVI- SHIELDTM , COVI-AMG™ and T-VIVA-19TM; and diagnostic test solutions, including COVI-TRACK™, COVI-STIX™ and COVI-TRACE™.

With each of our clinical and pre-clinical programs, we aim to tailor our therapies to treat specific stages in the evolution of a disease, from elimination, to equilibrium and escape. In addition, our objective is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable cancer pain. Our cellular therapy programs focus on CAR-T and DAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors.

From the start of the COVID-19 pandemic, our mission has been to leverage our deep expertise in developing targeted antibodies for cancer immunotherapy to create best-in-category treatments and diagnostics to ease suffering and assist in the global response to COVID-19. We have leveraged, and continue to leverage, our G-MAB library and antibody development engineering capabilities to advance a number of promising diagnostics and neutralizing antibody candidates to test and treat COVID-19 and the immune reactions associated with SARS-CoV-2 infection.

Our first generation SARS-CoV-2 neutralizing antibody was STI-1499 (COVI-GUARD™), which was engineered to prevent antibody dependent enhancement. This antibody was then optimized to produce the highly potent STI-2020, which is currently being developed in two outpatient formations: COVI-AMG (IV-push injection) and COVI-DROPS (nasal). COVI-AMG has been cleared by the U.S. Food and Drug Administration (“FDA”) for a Phase I study of healthy volunteers, a Phase II study in outpatients with COVID-19 and a Phase II study in hospitalized patients with moderate or severe COVID-19, and we are awaiting FDA clearance for a Phase I study of COVI-DROPS of healthy volunteers and patients with mild COVID-19. Sorrento also has developed two promising potential rescue treatments with Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat moderate to severe hospitalized COVID-19 patients and COVI-MSC™, a human allogeneic adipose-derived mesenchymal stem cells for patients suffering from COVID-19-induced acute respiratory distress (ARD). Both have been cleared by the FDA and are in Phase Ib clinical studies. We are also working with Brazilian regulators (“ANVISA”) to conduct a COVID-19 study with Abivertinib and potentially with COVI-AMG TM. In pre-clinical development, we are rapidly screening new neutralizing antibodies to address the multiple emerging variants of SARS-CoV-2 to potentially add to STI-2020 in a cocktail (COVI-SHIELD™) and exploring novel mechanistic approaches such as soluble recombinant fusion protein traps (COVIDTRAPTM) to potentially inhibit the binding of SARS-CoV-2’s spike protein with host ACE2 receptors, thereby potentially preventing viral cell entry.

In furtherance of our goal to develop products across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVI-STIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. COVI-TRACK™ is a rapid SARS-CoV-2 IgG/IgM antibody test kit intended for use initially in clinical laboratories and in point of care settings to quickly identify individuals with anti-SARS-CoV-2 antibodies post-infection or post- vaccination. COVI-TRACE™ was licensed from Columbia University as a rapid single step on-site colorimetric detection test for SARS-COV-2 genomic RNA from a saliva sample using targeted nucleic acid amplification for high throughput point-of-care situations.

We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”), obtained clearance from the FDA and commenced a human clinical trial for this indication in early 2018. We have dosed eleven patients. We intend to close this study to further enrollment and start up a similar anti-CD38 CAR-T construct without the myc-tag (which cannot be used in Europe), and to continue treating RRMM patients in a Phase Ib/IIa study, which will begin enrollment in the first quarter of 2021. We filed INDs for our CD47 mAb and the first of our DAR-T platform product candidates in the first quarter of 2021.

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

With respect to our ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study of our CD38 ADC for systemic Amyloid light-chain amyloidosis. Based upon our recently announced exclusive license from Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (“ADNAB”) platform, the next generation in ADC technology, we intend to file several INDs to treat various cancer targets.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically targets transient receptor potential vanilloid-1 (“TRPV1”) which, depending on the site of injection, can ablate, or destroy, nerves expressing TRPV1 or temporarily defunctionalize them. TRPV1 is responsible for the noxious chronic and inflammatory pain signaling that occurs post injury or trauma, but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase Ib trials (intrathecal and epidural routes) in that indication have or will soon be completed. A Phase Ib trial studying tolerance and efficacy of RTX for the control of moderate to severe osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020, and we expect to release the final safety clinical data by the middle of 2021. We plan to start knee arthritis registrational trials after the completion of required preclinical studies.

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions, maximize the quality of life of patients and assist healthcare providers. The flagship product of our majority-owned subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”), is a next-generation lidocaine delivery system, which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs. ZTlido has demonstrated superior adhesion in comparative head-to-head studies as compared to Lidoderm and is manufactured by our Japanese partner in their state-of-the-art manufacturing facility.

Impact of COVID-19 on Our Business

We are closely monitoring the COVID-19 pandemic and its potential impact on our business. We are an “Essential Critical Infrastructure Provider”, as our operations are critical to the continued operations of the healthcare infrastructure of the United States, as set forth by the U.S. Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work.

Such delays could materially impact our business in future periods. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industries and economies as a whole. The magnitude and overall effectiveness of these actions remain uncertain. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part I, Item 1A, “Risk Factors” herein.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2020 and 2019. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company operates in two operating and reportable segments, Sorrento Therapeutics and Scilex.

Comparison of the Years Ended December 31, 2020 and 2019

Revenues. Revenues were $40.0 million for the year ended December 31, 2020, as compared to $31.4 million for the year ended December 31, 2019.

Revenue in our Sorrento Therapeutics segment increased from $10.4 million to $13.7 million for the year ended December 31, 2020 compared to the prior year and was primarily attributed to higher contract manufacturing service revenues.

Revenue in our Scilex segment increased from $21.0 million to $26.3 million for the year ended December 31, 2020 compared to the prior year due to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the years ended December 31, 2020 and 2019 were $9.9 million and $12.2 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $1.4 million and is primarily attributable to higher contract manufacturing service revenues.

Cost of revenues for our Scilex segment decreased by $3.7 million as compared to the prior year and is primarily attributed to the release of an inventory provision as the result of a favorable change in shelf-life expiration requirements.

Research and development expenses. Research and development expenses for the years ended December 31, 2020 and 2019 were $111.3 million and $106.9 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, Oncolytic Virus, antibody drug conjugate (“ADC”) and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

Research and development expenses for our Sorrento Therapeutics segment increased by $4.9 million as compared to the prior fiscal year and were primarily driven by increased clinical development costs across our research and development platforms.

Research and development expenses for our Scilex segment decreased by $0.4 million as compared to the prior fiscal year and were primarily driven by reduced costs associated with our research and development product portfolio.

We expect research and development expenses for both segments to increase as we: (i) advance various product candidates into clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iii) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (iv) incur higher salary, lab supply and infrastructure costs in connection with supporting all of our programs, (v) invest in our joint ventures, collaborations or other third party agreements, and (vi) expand our corporate infrastructure.

Acquired in-process research and development expenses. Acquired in-process research and development expenses for the year ended December 31, 2020 was $43.0 million. These expenses primarily related to various licensing arrangements entered into during the year, as well as other investments in new technologies and preclinical programs. We recognized $75.3 million of expenses for the year ended December 31, 2019, which were incurred due to acquired in-process research and development expenses associated with the acquisition of Semnur in March 2019.

Selling, general and administrative expenses. General and administrative expenses for the years ended December 31, 2020 and 2019 were $116.2 million and $103.6 million, respectively and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

Selling, general and administrative expenses for our Sorrento Therapeutics segment increased by approximately $34.7 million as compared to the prior fiscal year and were primarily attributed to increased legal fees, professional fees and stock-based compensation expense compared to the same period of the prior year.

Selling, general and administrative expenses for our Scilex segment decreased by approximately $22.1 million as compared to the prior fiscal year and were primarily attributed to cost savings resulting from a more focused marketing strategy for ZTlido and savings arising from the transfer of a contracted to in-house sales force.

Gain (loss) on derivative liabilities. Gain on derivative liabilities for the year ended December 31, 2020 was $6.6 million compared to a loss of $36.8 million for the year ended December 31, 2019.

Gain on derivative liabilities for our Sorrento Therapeutics segment for the year ended December 31, 2020 totaled $5.8 million and was primarily attributed to the full repayment of the term loans provided by certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Term Loans”) during 2020 as further described in Note 8 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Gain on derivative liabilities for our Scilex segment for the year ended December 31, 2020 was $0.8 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Gain on contingent liabilities and acquisition consideration payable. During the year ended December 31, 2019, we recorded a gain on contingent liabilities and acquisition consideration payable of approximately $11.1 million, which was comprised of $10.4 million attributed to the settlement of the acquisition consideration payable associated with the acquisition of Virttu Biologics Limited and an additional $0.7 million due to changes in fair value of other contingent liabilities.

Interest expense. Interest expense for the years ended December 31, 2020 and 2019 was $20.2 million and $36.1 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Term Loans.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2020 was $51.9 million compared to $27.8 million for the year ended December 31, 2019.

Loss on debt extinguishment for our Sorrento Therapeutics segment for the year ended December 31, 2020 totaled $51.9 million and was attributed to the repayments of outstanding principal on the Term Loans as further described in Note 8 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. We recognized a loss on debt extinguishment of $27.8 million for the year ended December 31, 2020 due to the conversion of the Notes associated with the March 2018 Securities Purchase Agreement as further described in Note 8.

Income tax benefit. Income tax benefit for the year ended December 31, 2020 and 2019 was $2.0 million and $0.5 million. The increase in the year ended December 31, 2020 resulted primarily from the impact of our valuation allowance in 2020 compared to 2019.

Loss on equity method investments. Loss on equity investments for the year ended December 31, 2020 was $5.8 million compared to a loss on equity investments of $3.9 million for the year ended December 31, 2019. The decrease was attributed to the recognition of our portion of the loss from operations from our investments along with an impairment loss of approximately $3.8 million related to an equity method investment for which we determined the investment’s value is no longer supportable. (See Note 5 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K).

Net loss. Net loss for the year ended December 31, 2020 was $314.4 million as compared to a net loss of $363.0 million for 2019.

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018, please refer to the discussion under the heading “Results of Operations— Comparison of the Years Ended December 31, 2019 and 2018” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020.

Liquidity and Capital Resources

As of December 31, 2020, we had $56.5 million in cash and cash equivalents attributable in part to the following financing arrangements:

Debt Financings

2018 Oaktree Term Loan Agreement

In November 2018, we entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, we entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to us $20.0 million (collectively, with the Initial Loan, the “Term Loans”). During the year ended December 31, 2020, we repaid $120.0 million of the outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon.

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

We identified a number of embedded derivatives that require bifurcation from the Scilex Notes and were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex Holding that satisfies certain valuation thresholds and timing considerations. We re-evaluate this assessment each reporting period.

The 2018 Purchase Agreements and Indenture provide that, upon the occurrence of an event of default, the lenders thereunder may, by written notice to us, declare all of the outstanding principal and interest under the Indenture immediately due and payable. For purposes of the Indenture, an event of default includes, among other things, (i) a failure to pay any amounts when due under the Indenture, (ii) a breach or other failure to comply with the covenants (including financial, notice and reporting covenants) under the Indenture, (iii) a failure to make any payment on, or other event triggering an acceleration under, other material indebtedness of us, and (iv) the occurrence of certain insolvency or bankruptcy events (both voluntary and involuntary) involving us or certain of our subsidiaries. We are subject to certain customary default clauses under the Indenture and are in compliance with the event of default clauses under the Indenture.

On December 14, 2020, we, Scilex Pharma, the Company, U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent, and the beneficial owners of the Scilex Notes and the Scilex Note Purchasers entered into a Consent Under and Amendment No. 3 to Indenture and Letter of Credit (the “Amendment”), which amended: (i) the Indenture, and (ii) the Letter of Credit.

On December 14, 2020, and in connection with the Amendment, the aggregate $45.0 million in restricted funds held in previously established reserve and collateral accounts were released and Scilex Pharma utilized such funds to repurchase an aggregate of $45.0 million in principal amount of the Scilex Notes. Scilex Pharma also repurchased an aggregate of $20.0 million in principal amount of the Scilex Notes on December 16, 2020. Pursuant to the foregoing repurchases, the aggregate principal amount of the Scilex Notes was reduced by an aggregate of $65.0 million.

Equity Financings

Universal Shelf Registration Statement

In March 2020, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which was declared effective by the SEC on March 20, 2020. The Shelf Registration Statement provides us with the ability to offer up to $1.0 billion of securities, including equity and other securities as described in the registration statement. Pursuant to the Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. As of December 31, 2020, approximately $292.0 million of securities remain available and unallocated for offerings of securities under the Shelf Registration Statement after reserving for the Amended Sales Agreement (discussed below).

Common Stock Purchase Agreement

In April 2020, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Arnaki Ltd. (the “Purchaser”), pursuant to which the Purchaser was committed to purchase up to an aggregate of $250.0 million of shares of our common stock over the 36-month term of the Purchase Agreement. During the year ended December 31, 2020, we sold an aggregate of 1,423,077 shares of our common stock pursuant to the Purchase Agreement for aggregate net proceeds of $8.0 million. Effective October 27, 2020, we voluntarily terminated the Purchase Agreement. The Purchase Agreement was terminable at will by us with no penalty.

Amended Sales Agreement

On December 4, 2020, we entered into Amendment No. 1 (the “Amendment”) to that certain Sales Agreement dated April 27, 2020 (the “Sales Agreement”), with A.G.P./Alliance Global Partners (the “Agent”). The Sales Agreement provided that we could offer and sell through or to the Agent up to $250.0 million in shares of its common stock. The Amendment amends the Sales Agreement to provide that we may offer and sell, from time to time, through or to the Agent, up to an additional $450.0 million in shares of our common stock (the “Additional Shares”), such that we may offer and sell up to an aggregate of $700.0 million in shares of our common stock (the “Offering”) pursuant to the Sales Agreement, as amended by Amendment No. 1 (the “Amended Sales Agreement”). We have no obligation to sell any shares of our common stock pursuant to the Amended Sales Agreement and may at any time suspend offers under the Amended Sales Agreement. The Offering will terminate upon (i) the election of the Agent upon the occurrence of certain adverse events, (ii) three business days’ advance notice from one party to the other, or (iii) the sale of all $700.0 million of shares of our common stock pursuant thereto. Under the terms of the Amended Sales Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of our common stock under the Amended Sales Agreement.

During the year ended December 31, 2020, we sold an aggregate of 30,991,918 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $227.7 million.

Purchase Agreement with Aspire Capital

In February 2020, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of

$75.0 million of shares of our common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, we issued to Aspire Capital 897,308 shares of our common stock as a commitment fee. We have used the proceeds we receive under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of debt. The Aspire Purchase Agreement was terminable by us at any time without any liability to us. Generally, Aspire Capital could terminate the Aspire Purchase Agreement at any time that an event of default existed. During the year ended December 31, 2020, we issued and sold an aggregate of 38,825,010 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for aggregate net proceeds of approximately $75.0 million. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as we had issued and sold, as of such date, the full $75.0 million of shares available for issuance thereunder.

Contingent Consideration

We have contingent consideration obligations in connection with certain acquisition and licensing transactions that are contingent upon achieving certain specified milestones or the occurrence of certain events, including those described within the accompanying notes to the consolidated financial statements of this Form 10-K. Upon the achievement of such milestones or the occurrence of such events, we will be obligated to make certain cash or stock payments in accordance with the terms of such acquisition and license agreements.

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $159.5 million for 2020 as compared to $173.0 million for 2019. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical research and development activities and support the commercial launch of our products.

Cash Flows from Investing Activities. Net cash used for investing activities was $39.9 million for the year ended December 31, 2020. We invested approximately $31.1 million in licensing arrangements, which are further described in Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. We also invested approximately $2.3 million in new technologies and preclinical programs and spent approximately $7.2 million on equipment and building improvements. During the year ended December 31, 2019, net cash used by investing activities was $38.2 million and was attributed to $17.0 million associated with the Semnur acquisition, $11.4 million for equipment and building improvements and $1.2 million in capital contributions to joint ventures related to our preclinical programs.

Cash Flows from Financing Activities. Net cash provided by financing activities was $174.2 million for 2020 as compared to $78.9 million for 2019. During the year ended December 31, 2020, we received $317.9 million from equity offerings, proceeds from short-term debt of $18.6 million and proceeds of $98.4 million from common stock issuances and warrant exercises. During the year ended December 31, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $69.8 million on the Scilex Notes and repaid $9.4 million in short-term debt. We also paid $55.0 million related to the Semnur Share Exchange as further described in Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. During the same period in the prior year, cash provided by financing activities was primarily driven by proceeds from equity offerings of approximately $46.7 million, $9.8 million from common stock issuances and warrant exercises and $18.9 million in debt financing, net of issuance costs, from the Term Loans.

Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private debt and equity financings, as we have not generated any significant product related revenue from our principal operations to date. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings or through corporate collaboration, grant agreements and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Estimates

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

Revenue Recognition. Our revenues are generated from product revenues, the sale of customized reagents and other materials, contract manufacturing services, grant revenue and other service revenues. We do not have significant costs associated with costs to obtain contracts with our customers. Substantially all of our revenues and accounts receivable result from contracts with customers.

We recognize revenue when control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract and the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when no significant reversals are expected. (See Note 1 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K).

Investments in Other Entities. We hold a portfolio of investments in equity securities. Investments in entities over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in loss on equity investments. Our other equity investments are carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.

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

Debt, Including Debt With Detachable Warrants. Debt with detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds so allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. We account for debt as liabilities measured at amortized cost and amortize the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. We consider whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Embedded features that require bifurcation are initially and subsequently measured at fair value. See Note 3 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for additional discussion on the derivative liabilities associated with embedded features in our debt instruments.

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

Acquired In-Process Research and Development Expense. We have acquired and may continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound or drug delivery devices, as well as future milestone payments associated with asset acquisitions that do not meet the definition of a derivative and are deemed probable to achieve the milestones, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Intangible assets acquired in a business combination that are used for in-process research and development activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon commercialization of the relevant research and development project, the Company amortizes the acquired in-process research and development over its estimated useful life. Capitalized in-process research and development is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.

Contractual Obligations

As of December 31, 2020, our primary contractual obligations are as follows:

•	Short-term operating lease liabilities as disclosed in Note 11 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K;
•

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, as disclosed in Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K; and

•

Approximately $10.0 million of indebtedness in connection with the Scilex Holding accounts receivable revolving loan facility, as disclosed in Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Our primary material long-term contractual obligations include:

•	Long-term operating lease liabilities as disclosed in Note 11 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K; and
•

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, as disclosed in Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 8 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. For the Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.

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

Concentration Risk. During the fiscal years ended December 31, 2020, 2019 and 2018, sales to the sole customer and third-party logistics distribution provider of Scilex Pharma, Cardinal Health, represented 100% of the net revenue of Scilex Pharma. This exposes us to concentration of customer risk. We monitor the financial condition of the sole customer of Scilex Pharma, limit our credit exposure by setting credit limits, and did not experience any credit losses for the years ended December 31, 2020, 2019 and 2018. As we continue to expand the commercialization of ZTlido, we are not limited to the current customer and have the option of expanding our distribution network with additional distributors through establishing our own affiliates, by acquiring existing third-party business or product rights or by partnering with additional third parties.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our disclosure controls and procedures under this framework, our CEO and CFO have concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting at December 31, 2020 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of February 15, 2021, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	56	Chairman of the Board, President and Chief Executive Officer
Dorman Followwill	57	Lead Independent Director
Kim D. Janda, Ph.D.	63	Director
David Lemus	58	Director
Jaisim Shah	60	Director
Dr. Robin L. Smith	56	Director
Yue Alexander Wu, Ph.D.	57	Director

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

Dorman Followwill has served as a director of our Company since October 2017 and as our lead independent director since August 2020. Mr. Followwill was Senior Partner, Transformational Health at Frost & Sullivan, a business consulting firm involved in market research and analysis, growth strategy consulting and corporate training across multiple industries, from 2016 to September 2020. Prior to that time, he served in various roles at Frost & Sullivan, including Partner on the Executive Committee managing the P&L of the business in Europe, Israel and Africa, and Partner overseeing the Healthcare and Life Sciences business in North America, since initially joining Frost & Sullivan to help found the Consulting practice in January 1988. Mr. Followwill has more than 30 years of organizational leadership and management consulting experience, having worked on hundreds of consulting projects across all major regions and across multiple industry sectors, each project focused around the strategic imperative of growth. He obtained his BA from Stanford University in The Management of Organizations in 1985.

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

David Lemus has served as a director of our Company since October 2017. Mr. Lemus has served as Chief Executive Officer of IronShore Pharmaceuticals Inc. since January 2020. He also currently serves as a non-executive board member of Silence Therapeutics, plc (Nasdaq: SLN) and BioHealth Innovation, Inc. and served previously on several other boards of public and private companies as a non-executive director. He served from November 2017, to September 2018 as the Chief Operating Officer and Chief Financial Officer of Proteros biosciences GmbH. Previously, from January 2016 to May 2017, he served as Interim Chief Financial Officer and Chief Operating Officer of Medigene AG. Prior to that time, at Sigma Tau Pharmaceuticals, Inc., he served as Chief Executive Officer from January 2013 to July 2015, as Chief Operating Officer from March 2012 to December 2012, and as V.P. Finance from July 2011 to February 2012. Previous to this, Mr. Lemus served as Chief Financial Officer and Executive V.P. of MorphoSys AG from January 1998 to May 2011. Prior to his role at MorphoSys AG, he held various positions, including Operations Manager and Controller (Pharma International Division) and Global IT Project Manager (Pharma Division) at Hoffman La Roche, Group Treasurer of Lindt & Spruengli AG and Treasury Consultant for Electrolux AB. Mr. Lemus received an M.S. from the Massachusetts Institute of Technology Sloan School of Management in 1988 and a B.S. in Accounting from the University of Maryland in 1984. Mr. Lemus is also a certified public accountant licensed in the State of Maryland.

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

Dr. Robin L. Smith has served as a director of our Company since December 2019. Dr. Smith has extensive experience serving on the boards of directors and board committees, including, audit, nominating and governance, compensation and science and technology committees, of multiple public companies. She has served as a director of Celularity Inc., since August 2019, ServiceSource International, Inc. (Nasdaq: SREV) since February 2020 and Vcinity, Inc. Dr. Smith also served as chairman of the board of directors of MYnd Analytics, Inc. (Nasdaq: MYND now EMMA) from August 2015 to September 2019, on the board of Seelos Therapeutics (Nasdaq: SEEL) from January 2019 to May 2020, on the board of directors of Rockwell Medical, Inc. (Nasdaq RMTI) from June 2016 to November 2019 and on the board of directors of BioXcel Corp. from August 2015 to June 2017. From 2006 until 2015, Dr. Smith was chairman and chief executive officer of Neostem Inc. (Nasdaq: NBS), where she pioneered the company’s innovative business model combining proprietary cell therapy development with successful contract development and manufacturing organization.  Dr. Smith is also active in many nonprofit organizations. She is the founder, president and chairman of the board of the

Cura Foundation and Stem for Life. She is also Vice President and Director of the Science and Faith Foundation (STOQ). Dr. Smith is a member of the Alliance for Cell Therapy Now, the board of Trustees of Sanford Health, the board of overseers of the New York University Langone Medical Center in New York and the board of OPA previously known as the Unite to Prevent Cancer Foundation. he had previously served on the board of trustees of the New York University Langone Medical Center and was chairman of the board of directors of the New York University Hospital for Joint Diseases, the Sanford Health’s International Board and the board of the Alliance for Regenerative Medicine (ARM) Foundation. Dr. Smith received her B.A. degree from Yale University and her M.D. degree from the Yale School of Medicine. Dr. Smith holds an M.B.A. degree from the Wharton School of Business and completed the Stanford University Directors Program. In 2019, Dr. Smith received an honorary Doctor of Science degree from Thomas Jefferson Medical College.

We believe that Dr. Smith’s scientific background, as well as Dr. Smith’s broader business development and corporate experience, qualify her to serve on our Board.

Yue Alexander Wu, Ph.D. has served as a director of our Company since August 2016. He is co-founder and CEO of Cothera Bioscience, Inc. a translation medicine and precision therapeutics company. He was previously President, Chief Executive Officer and Chief Strategy Officer of Crown Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006, until 2017. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a banker with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. (Nasdaq: CASI) since June 2013. Dr. Wu received his Ph.D. in Molecular Cell Biology and his MBA from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders that was filed with the SEC on August 21, 2020.

Executive Officers

The names of our executive officers and their ages as of February 15, 2021, positions, and biographies are set forth below. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	56	Chairman of the Board, President and Chief Executive Officer
Najjam Asghar	39	Senior Vice President and Chief Financial Officer

Najjam Asghar has been our Senior Vice President and Chief Financial Officer since August 2020. Prior to serving as our Chief Financial Officer, Mr. Asghar served as our Chief Accounting Officer since June 2019. Prior to joining us, he served NuVasive, Inc. in various capacities from October 2015 to June 2019, including Leader of Accounting & Finance from April 2018 to June 2019, leading its accounting and finance functions of Revenue Recognition, International Accounting, Consolidation, SEC Reporting and Technical Accounting (US GAAP), and Senior Director, Accounting and Director between October 2015 and April 2018. Prior to NuVasive, Inc., Mr. Asghar worked at PricewaterhouseCoopers, LLP from June 2003 to September 2015 in various roles, from an associate to senior manager, where he served various S&P 100 and S&P 500 clients in North America and Asia in the audit and assurance practice. He holds a Bachelors of Arts degree, majoring in economics, statistics and journalism, from University of the Punjab, Pakistan.

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

Delinquent Section 16(a) Reports

During the year ended December 31, 2020, Dorman Followwill, a member of our board of directors, filed one Form 4 late with respect to a single transaction effected on December 16, 2020.

Item 11.Executive Compensation.

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

Role of Compensation Consultant

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2020, the Compensation Committee re-engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest.

In 2020, Compensia undertook the following projects for the Compensation Committee:

•	June 2020 - Evaluated the compensation arrangements for the Company’s executive and other officers against a comparable group of similar life sciences companies and its own proprietary data;
•	June 2020 - Evaluated the compensation arrangements for the members of the Company’s Board of Directors against a comparable group of similar life sciences companies and its own proprietary data; and
•

January - August 2020 - Assisted the Compensation Committee in developing the CEO Performance Award (discussed in more detail below and approved by our stockholders at our 2020 annual meeting of stockholders held in October 2020).

With respect to the compensation decisions for our executive officers for 2020, including the option award granted and salary increase to our Chief Executive Officer in June 2020 and the option award granted to our then-current Chief Financial Officer in June 2020, the comparable group of life sciences companies consisted of the following companies, determined to: (i) generally have similar revenues as us; (ii) generally have similar market capitalization as us, (iii) generally have similar operating income as us, and (iv) generally have the same number of employees as us:

Adaptimmune Therapeutics PLC.	Mersana Therapeutics, Inc.

Allogene Therapeutics, Inc.	Momenta Pharmaceuticals, Inc.

ChemoCentryx, Inc.	NantKwest, Inc.

Epizyme, Inc.	Novavax, Inc.

Fate Therapeutics, Inc.	Sage Therapeutics, Inc.

ImmunoGen, Inc.	Sangamo Therapeutics, Inc.

Inovio Pharmaceuticals, Inc.	Veracyte, Inc.

Karyopharm Therapeutics, Inc. MacroGenics, Inc.	Vir Biotechnology, Inc. Xencor, Inc.

In 2020, Compensia reviewed and advised the Compensation Committee on the matters described above.

In setting 2020 compensation, the Compensation Committee reviewed the competitive market analysis provided by Compensia in 2020 and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.

With respect to the option award granted to our Chief Executive Officer by Scilex Holding Company in December 2020, the decision to grant such options was approved by the Compensation Committee of the Board of Directors of Scilex Holding Company, which is comprised solely of an independent director that is also not on our Board or an officer or employee of our company. Dr. Ji has agreed to forego and relinquish his December 2020 option to purchase 7,844,554 shares of common stock of Scilex Holding Company if it is not approved by our stockholders at our 2021 annual meeting of stockholders.

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

The amended and restated employment agreement between us and Dr. Ji, dated May 9, 2017, provides for an annual base salary for Dr. Ji of $600,000, as may be adjusted from time to time. Based on a review of Dr. Ji’s individual performance since joining us in 2006 and the competitive market base pay data for chief executive officers included in our peer group in the May 2018 Report, effective May 29, 2018, the Compensation Committee increased Dr. Ji’s annual base salary from $600,000 to $670,000 with retroactive effect to January 1, 2018. Dr. Ji’s salary was not adjusted, and remained $670,000, during all of 2019. In June 2020, after considering the competitive market analysis provided by Compensia in 2020, the Compensation Committee increased Dr. Ji’s annual base salary to $700,000, with retroactive effect to January 1, 2020.

The offer letter between us and Mr. Asghar, our Senior Vice President and Chief Financial Officer, dated April 24, 2019, provided for an annual base salary of $300,000, as may be adjusted from time to time. In October 2020, the Compensation Committee considered the competitive market analysis provided by Compensia in 2020 and increased Mr. Asghar’s annual base salary to $400,000, retroactive to August 18, 2020, the effective date of his promotion to the role of Senior Vice President and Chief Financial Officer.

The offer letter between us and Mr. Shao, our former Executive Vice President and Chief Financial Officer, dated March 15, 2018, provided for an annual base salary for Mr. Shao of $450,000, as could be adjusted from time to time. Mr. Shao’s salary was not adjusted, and remained $450,000 for all of 2020 through the termination of his employment in August 2020.

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

Bonuses

For 2020, Dr. Ji’s target annual bonus was equal to 80% of his annual salary, which the Compensation Committee set in June 2020 after considering the competitive market analysis provided by Compensia in 2020. Our offer letter with Mr. Asghar provided that Mr. Asghar’s annual target bonus was equal to 30% of his annual salary, which the Compensation Committee increased to 40% in October 2020 after considering the competitive market analysis provided by Compensia in 2020 and Mr. Asghar’s promotion in August 2020.

As of the date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2020. We expect the Compensation Committee to assess 2020 performance and determine the 2020 annual bonus awards for our executive officers in the second half of 2021. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2020 annual bonus amounts within four business days after the Compensation Committee has assessed 2020 performance and determined the 2020 annual bonus awards for our named executive officers.

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

In June 2020, the Compensation Committee determined to grant to Dr. Ji and Mr. Shao a long-term equity based incentive in the form of an option to purchase 1,500,000 shares of our common stock and 120,000 shares of our common stock, respectively. The Compensation Committee considered the competitive market analysis provided by Compensia in 2020 and other data, including the fact that no annual bonus had yet been awarded to Dr. Ji or Mr. Shao for 2019, in determining the number of options granted to Dr. Ji and Mr. Shao in June 2020. In November 2020, Mr. Asghar was granted a long-term equity based incentive in the form of option to purchase 120,000 shares of our common stock. This grant was made in connection with Mr. Asghar’s promotion to the role of Senior Vice President and Chief Financial Officer in August 2020 and the Compensation Committee also considered the competitive market analysis provided by Compensia in 2020 in determining the number of options granted to Mr. Asghar. It is our view that option-based awards best align with the interest of our stockholders.

In addition, in December 2020, Scilex Holding Company granted to Dr. Ji and Mr. Asghar an option to purchase 7,844,554 and 750,000 shares of its common stock, respectively. In determining the number of options to grant to Dr. Ji and Mr. Asghar, the Scilex Holding Company board and compensation committee considered recommendations by a third party compensation study. Dr. Ji’s option to purchase shares of Scilex Holding Company provides that Dr. Ji will forego and relinquish his right to receive the option if it is not approved by our stockholders. Our stockholders will consider the Scilex Holding Company option award grant to Dr. Ji at our 2021 annual meeting of stockholders. The equity awards granted by us and Scilex Holding Company to our named executive officers in 2020 are set forth in the 2020 Summary Compensation Table and Grants of Plan-Based Awards During Fiscal Year 2020 table contained herein.

CEO Performance Award

On August 7, 2020, the Compensation Committee approved a grant to Dr. Ji of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”) which was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of our common stock, which was equal to 10% of our outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days). To meet the first market capitalization milestone, our current market capitalization must increase to $5.0 billion. For the next two milestones, our market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, our market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, our market capitalization must increase in additional $4.0 billion increments. For the final milestone, our market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, our market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of our common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee.

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

Timing of Equity Awards

Only the Compensation Committee may approve stock option grants to our executive officers. Stock options are generally granted at meetings of the Compensation Committee or pursuant to a unanimous written consent of the Compensation Committee. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

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

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer at any time during fiscal year 2020 and each person who served as our principal financial officer at any time during fiscal year 2020 (collectively, the “named executive officers”). We did not have any other executive officers during fiscal year 2020.

Name and Principal Position	Year	Salary($)		Bonus ($)(1)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total($)
Henry Ji, Ph.D.	2020	1,141,000	(4)	*	162,598,028	(5)	51,406	163,790,434
Chairman of the Board, Chief	2019	781,400		—	7,320,203		12,790	8,114,393
Executive Officer and President	2018	670,000		—	3,832,500		—	4,502,500
Najjam Asghar	2020	318,371		*	1,520,628		33,321	1,872,320
Senior Vice President and	—	—		—	—		—	—
Chief Financial Officer(6)	—	—		—	—		—	—
Jiong Shao	2020	336,320		—	462,000	(8)	23,265	821,585
Former Executive Vice President	2019	450,000		—	776,220		6,174	1,232,394
Former Chief Financial Officer(7)	2018	356,250		—	2,993,000		—	3,349,250

(1)

Does not include for 2020 the amount of any annual bonuses that may be awarded to our named executive officers as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our named executive officers for 2020. See “-Elements of Compensation-Variable Pay-2020 Bonuses” above for a discussion of the target bonus amounts for each named executive officer for fiscal year 2020. We expect the Compensation Committee to assess 2020 performance and determine the 2020 annual bonus awards for our executive officers in the second half of 2021. Dr. Ji may also be entitled to receive a bonus from Scilex Holding Company in connection with his role as its Executive Chairperson; however, the amount of any such bonus has not yet been determined. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2020 annual bonus amounts within four business days after the Compensation Committee has assessed 2020 performance and determined the 2020 annual bonus awards for our named executive officers.

(2)

These amounts represent the aggregate grant date fair value of awards for grants of options to purchase shares of our common stock and, for 2020, options to purchase shares of Scilex Holding Company, to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by our named executive officers. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. These amounts represent the aggregate grant date fair value of awards for grants of options and warrants to each named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718.

(3)	Comprised of payments for executive disability benefits.
(4)

Comprised of $700,000 of salary paid by us and $441,000 of salary payable by Scilex Holding Company for Dr. Ji’s role as its Executive Chairperson. $139,250 of salary payable by Scilex Holding Company was approved by our stockholders at the annual meeting of stockholders held on October 16, 2020. Dr. Ji has agreed to forego and relinquish his right to receive any of the additional $301,750 of salary payable from Scilex Holding Company in the event our stockholders do not approve such compensation at our 2021 annual meeting of stockholders.

(5)

Includes $6,510,980 of grant date fair value attributable to the option to purchase 7,844,554 shares of common stock of Scilex Holding Company that Dr. Ji has agreed to forego and relinquish if it is not approved by our stockholders at our 2021 annual meeting of stockholders. Also includes $150,317,148 of grant date fair value attributable to the CEO Performance Award, which was approved by our stockholders at our 2020 Annual Meeting of Stockholders held on October 16, 2020.

(6)	Mr. Asghar was promoted to the role of Senior Vice President and Chief Financial Officer for the Company in August 2020.
(7)	Mr. Shao’s employment with the Company commenced in March 2018 and terminated in August 2020.
(8)	The option was forfeited in August 2020 upon the termination of Mr. Shao’s employment with the Company as no shares subject to the option had vested as of such date.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2020

The following table shows for fiscal year 2020, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer(1)	Grant Date		Date of Board/Compensation Committee Approval	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price Per Share ($ / Share)	Grant Date Fair Value of Option Awards ($)(1)
Henry Ji, Ph.D.	10/16/2020	(2)	8/7/2020	24,935,882	17.30	150,317,148
	6/15/2020		6/15/2020	1,500,000	4.89	5,769,900
	12/21/2020	(3)(4)	12/21/2020	7,844,554	1.16	6,510,980
Najjam Asghar(5)	6/15/2020		6/15/2020	80,000	4.89	307,728
	11/12/2020		11/12/2020	120,000	6.10	590,400
	12/21/2020	(3)	12/21/2020	750,000	1.16	622,500
Jiong Shao(6)	6/15/2020	(7)	6/15/2020	120,000	4.89	462,000

(1)

The amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of the stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amounts are described in Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)

Reflects the CEO Performance Award, which is intended to compensate Dr. Ji over its 10-year maximum term and will vest only if certain pre-established market capitalization milestones are achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days).  For the first tranche to vest, Sorrento’s market capitalization has to increase to $5 billion.  For the next two tranches to vest, Sorrento must increase its market capitalization in additional $2 billion increments, then by increments of $3 billion for the three tranches after that, then by increments of $4 billion for the next three tranches and a final increment of $5 billion for the final tranche—up to a total market capitalization of $35 billion.  For each tranche that is achieved, Dr. Ji will vest and earn the right to exercise the option for that number of shares of Sorrento common stock that corresponds to approximately 1% of Sorrento’s total outstanding shares, calculated as of August 6, 2020. The option, to the extent vested, will be exercisable until August 7, 2030 (ten years from the date of grant). The CEO Performance Award was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020.

(3)	Represents options granted by our subsidiary, Scilex Holding Company.

(4)	Dr. Ji has agreed to forego and relinquish this option award if it is not approved by our stockholders at our 2021 annual meeting of stockholders.

(5)	Mr. Asghar was promoted to the role of Senior Vice President and Chief Financial Officer for the Company in August 2020.Mr. Shao’s employment with the Company terminated in August 2020.

(6)	Mr. Shao’s employment with the Company terminated in August 2020.

(7)	The option was forfeited in August 2020 upon the termination of Mr. Shao’s employment with the Company as no shares subject to the option had vested as of such date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2020. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2020:

	Option Award
Name	Option Grant Date		Date of Board/Compensation Committee Approval	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
Henry Ji, Ph.D.	2/6/2012	(2)	2/6/2012	1/1/2012	10,000	—	4.00	2/6/2022
	10/29/2013	(3)	10/29/2013	10/1/2013	101,000	—	8.40	10/29/2023
	10/7/2014	(3)	10/7/2014	10/7/2014	100,000	—	4.32	10/7/2024
	2/24/2015	(4)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025
	2/24/2015	(3)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025
	3/11/2016	(3)	3/11/2016	3/11/2016	100,000	—	5.79	3/11/2026
	8/12/2016	(3)	8/12/2016	8/12/2016	300,000	—	6.52	8/12/2026
	9/14/2017	(3)	9/14/2017	9/14/2017	609,375	140,625	1.80	9/14/2027
	5/17/2018	(3)	5/17/2018	5/17/2018	484,375	265,625	7.20	5/17/2028
	4/14/2019	(3)	4/19/2019	4/14/2019	625,000	875,000	3.78	4/14/2029
	8/14/2019	(3)(6)	6/6/2019	3/18/2019	1,319,785	1,696,867	1.16	6/6/2029
	6/15/2020	(3)	6/15/2020	6/15/2020	—	1,500,000	4.89	6/15/2030
	10/16/2020	(5)	8/7/2020	8/7/2020	—	24,935,882	17.30	8/7/2030
	12/21/2020	(3)(6)(7)	12/21/2020	12/21/2020	—	7,844,554	1.16	12/21/2030
Najjam Asghar	11/29/2019	(3)	11/29/2019	11/29/2019	13,542	36,458	2.92	11/29/2029
	12/6/2019	(3)	12/6/2019	12/6/2019	12,500	37,500	3.52	12/6/2029
	6/15/2020	(3)(6)	6/15/2020	6/15/2020	—	80,000	4.89	6/15/2020
	11/12/2020	(3)	10/23/2020	8/18/2020	—	120,000	6.10	11/12/2030
	12/21/2020	(3)(6)	12/21/2020	12/21/2020	—	750,000	1.16	12/21/2030
Jiong Shao	3/16/2018	(3)	2/28/2018	3/16/2018	90,833	—	7.75	1/14/2021
	11/26/2018	(3)	11/26/2018	11/26/2018	41,667	—	3.57	1/14/2021
	4/14/2019	(3)	4/19/2019	4/14/2019	66,667	—	3.78	1/14/2021

(1)	Represents the fair market value of a share of our common stock, as determined by the Board, on the option’s grant date.
(2)	Shares subject to the option vested 25% on each one year anniversary of the Vesting Commencement Date.
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

(5)

Reflects the CEO Performance Award, which is intended to compensate Dr. Ji over its 10-year maximum term and will vest only if certain pre-established market capitalization milestones are achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days).  For the first tranche to vest, Sorrento’s market capitalization has to increase to $5 billion.  For the next two tranches to vest, Sorrento must increase its market capitalization in additional $2 billion increments, then by increments of $3 billion for the three tranches after that, then by increments of $4 billion for the next three tranches and a final increment of $5 billion for the final tranche—up to a total market capitalization of $35 billion.  For each tranche that is achieved, Dr. Ji will vest and earn the right to exercise the option for that number of shares of Sorrento common stock that corresponds to approximately 1% of Sorrento’s total outstanding shares, calculated as of August 6, 2020. The option, to the extent vested, will be exercisable until August 7, 2030 (ten years from the date of grant). The CEO Performance Award was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020.

(6)	Represents options granted by our subsidiary, Scilex Holding Company.
(7)	Dr. Ji has agreed to forego and relinquish this option award if it is not approved by our stockholders at our 2021 annual meeting of stockholders.

OPTION EXERCISES AND STOCK VESTED

There were no stock options exercised by our named executive officers during the fiscal year ended December 31, 2020.

PENSION BENEFITS, NONQUALIFIED DEFINED CONTRIBUTION AND OTHER

NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during fiscal 2020. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

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

The CEO Performance Award does not provide for automatic acceleration of vesting upon a change in control event; however, in the event of a change of control, the achievement of the market capitalization milestones will be based on our market capitalization determined by the product of the total number of outstanding shares of our common stock immediately before the change of control multiplied by the per share price (plus the per share value of any other consideration) received by our stockholders in the change of control. Any portion of the  CEO Performance Award that does not vest in accordance with the above will be forfeited automatically as of immediately prior to the effective time of the change of control and never shall become vested.

Chief Financial Officer Change of Control Severance Agreement

On November 5, 2020, we entered into a Change of Control and Severance Agreement (the “Severance Agreement”) with Mr. Asghar. Pursuant to the Severance Agreement, if Mr. Asghar’s employment is terminated without “cause” or by Mr. Asghar for “good reason,” in either case during the period commencing three months prior to a Change of Control (as defined in the Severance Agreement) and ending 12 months after a Change of Control, then, subject to Mr. Asghar’s timely execution and non-revocation of a release in favor of us, Mr. Asghar will be entitled to receive the following: (i) an amount equal to his then-current annual base salary, payable in a lump sum; (ii) an amount equal to his then-current target annual bonus, payable in a lump sum; (iii) 12 months of health insurance benefits for Mr. Asghar and for his eligible dependents who were covered under the Company’s health insurance plans as of the date his employment was terminated; and (iv) accelerated vesting of Mr. Asghar’s then-outstanding awards of equity compensation, with performance-criteria, if any, deemed satisfied at target.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2020 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers that were serving as such as of the end of December 31, 2020 in the event that a termination of employment occurred on December 31, 2020 (the last trading day of the year). The closing price of our common stock, as reported on the Nasdaq Capital Market, was $6.82 on December 31, 2020. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.

Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal Outside of Change of Control Window		By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal During Change of Control Window
Cash Payments	$919,229		$1,562,800
Continuation of Benefits	51,406		53,718
Value of Option Shares Accelerated	2,936,953	(1)	6,273,516	(2)
Total Cash Benefits and Payments	$3,907,588		$7,890,034

(1)

Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2020, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2020.

(2)

Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2020, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2020.

Najjam Asghar

	By Sorrento Without Cause or by Mr.Asghar for Good Reason During Change of Control Window
Cash Payments	$318,371
Continuation of Benefits	16,874
Value of Option Shares Accelerated	508,106	(1)
Total Cash Benefits and Payments	$843,351

(1)	Consists of the value of 100% of the in-the-money stock options held by Mr. Asghar as of December 31, 2020, the vesting of which would be accelerated.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2020 for services to our company:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Dorman Followwill	99,250	384,660		—		483,910
Kim D. Janda, Ph.D.	85,000	2,104,380	(2)	148,425	(3)	2,337,805
Edgar Lee(4)	43,542	384,660		—		428,202
David Lemus	80,000	384,660		—		464,660
Jaisim Shah	55,000	2,389,110	(5)	557,000	(6)	3,001,110
Dr. Robin L. Smith	55,000	384,660		—		439,660
Yue Alexander Wu, Ph.D.	93,750	384,660		—		478,410

(1)

These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2019, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2020. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2020, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Followwill – 240,000; Dr. Janda – 514,400; Mr. Lemus – 240,000; Mr. Shah – 545,000; Dr. Smith – 175,000; and Dr. Wu – 275,000.

(2)

Includes $1,719,720 of grant date fair value attributable to the option to purchase 150,000 shares of our common stock that was granted to Dr. Janda in connection with non-employee consulting services provided to the Company.

(3)	Consists of fees earned by Dr. Janda for non-employee consulting services provided to the Company.

(4)	Mr. Lee’s service on the Board ceased when his term expired on October 16, 2020.

(5)

Includes $2,004,450 of the grant date fair value of an option to purchase 2,415,000 shares of common stock of Scilex Holding Company that was granted to Mr. Shah by Scilex Holding Company on December 21, 2020.

(6)	Comprised solely of salary paid by Scilex Holding Company to Mr. Shah in connection with his service as President and Chief Executive Officer of Scilex Holding Company.

Outside Director Compensation Policy

Our outside director compensation policy provides that each non-executive director is entitled to receive a $55,000 annual cash retainer, with the amount being increased to $78,000 for any Lead Director and $100,000 for any Board chairman. Further, the chairperson of each of our Audit, Compensation and Transaction Committees receives an additional annual cash retainer of $25,000. Other members of our Audit, Compensation and Transaction Committees receive an additional cash retainer of $10,000. In addition, each non-executive director will be entitled to receive an annual grant of a stock option to purchase 100,000 (subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions) shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date. Additionally, we reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Followwill and Dr. Wu. Dr. Wu serves as the Chairperson of the Compensation Committee. During 2020, neither Mr. Followwill nor Dr. Wu was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

Pay Ratio Disclosure

As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2020. We expect the Compensation Committee to assess 2020 performance and determine the 2020 annual bonus award and actual total compensation for our Chief Executive Officer in the second half of 2021. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2020 performance and determined the 2020 annual bonus awards and actual total compensation for our Chief Executive Officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2021, with respect to the beneficial ownership of shares of our common stock by:

•	each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of January 31, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 279,518,736 shares of common stock outstanding as of January 31, 2021, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 1, 2021, which is 60 days after January 31, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	7,034,750	(1)	2.5%
Najjam Asghar, Senior Vice President and Chief Financial Officer	32,292	(2)	*
Jiong Shao, Former Executive Vice President and Chief Financial Officer	—		*
Dorman Followwill, Lead Independent Director	217,130	(3)	*
Dr. Kim Janda, Director	367,400	(4)	*
David Lemus, Director	215,000	(2)	*
Jaisim Shah, Director	632,633	(5)
Dr. Robin L. Smith, Director	210,000	(6)	*
Dr. Yue Alexander Wu, Director	255,000	(7)	*
All Current Officers and Directors as a Group (8 persons)	8,964,205	(8)	3.2%

5% Stockholders:
BlackRock, Inc.	17,619,678	(9)	6.3%

*	Less than 1%.
(1)

Comprised of (i) 2,045,807 shares of common stock held directly, (ii) 2,271,693 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iii) 40,000 shares of common stock held directly by Dr. Ji’s wife, and (iv) 2,677,250 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.

(2)	Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.

(3)	Comprised of (i) 2,130 shares of common stock held directly, and (ii) 215,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.
(4)	Comprised of (i) 3,000 shares of common stock held directly, and (ii) 364,400 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.
(5)	Comprised of (i) 112,633 shares of common stock held directly, and (ii) 520,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.
(6)	Comprised of (i) 60,000 shares of common stock held directly, and (ii) 150,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.
(7)	Comprised of (i) 5,000 shares of common stock held directly, and (ii) 250,000 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2021.
(8)	Comprised of shares included under “Named Executive Officers and Directors”.
(9)

BlackRock, Inc. (“BlackRock”) filed a Schedule 13G on February 2, 2021 reporting that it had sole voting power and sole dispositive power with respect to 17,619,678 shares of common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2020. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	18,762,920	$4.97	44,547,391	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	18,762,920	$4.97	44,547,391

(1)	Comprised of the 2019 Stock Incentive Plan (the “2019 Plan”), the Amended and Restated 2009 Stock Incentive Plan, the 2020 Employee Stock Purchase Plan and the CEO Performance Award.
(2)	Comprised of shares available for future issuance under the 2019 Plan and the 2020 Employee Stock Purchase Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Transactions with Related Persons

The following is a description of transactions or series of transactions since January 1, 2020, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Item 11 of this Annual Report on Form 10-K.

Dr. Janda Consulting Agreement

On July 15, 2020, we entered into a consulting agreement with Kim Janda, Ph.D., a member of our Board, pursuant to which Dr. Janda will provide consulting and advisory services in exchange for (i) a one-time fee of $250,000, which is payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of our common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020.

Pulsar Therapeutics, Inc. License Agreement

On May 13, 2020, we entered into a license agreement with Pulsar Therapeutics, Inc. (“Pulsar”), pursuant to which we licensed Pulsar’s nanoparticle technology for vaccine and antibody uses in exchange for a cash payment, certain royalties of net sales, a sublicense fee and an investment by the Company in Pulsar through the transfer of 1.0 million shares of our common stock in exchange for a 5.0% equity interest in Pulsar. As of the date of the investment, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, was a director and chairperson of the board of directors of Pulsar and owned approximately 45.0% of Pulsar’s outstanding shares, and Jaisim Shah, a member of our Board, owned approximately 5.0% of Pulsar’s outstanding shares.

Cytimm Therapeutics, Inc. Equity Interest

On May 15, 2020, we acquired a 50% equity interest in Cytimm Therapeutics, Inc. (“Cytimm”) in exchange for an investment of $2.5 million by the Company. As of the date of the acquisition, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, was a director, the chairperson of the board of directors and a stockholder of Cytimm.

Semnur Pharmaceuticals, Inc. Acquisition

On March 18, 2019, we, for limited purposes, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. Scilex Holding Company (“Scilex Holding"), Sigma Merger Sub, Inc., the prior wholly owned subsidiary of Scilex Holding (“Merger Sub”), and Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Equityholders’ Representative”). Pursuant to the Merger Agreement, Merger Sub merged with and into Semnur (the “Merger”), with Semnur surviving as a wholly owned subsidiary of Scilex Holding and thereby Scilex Holding acquired Semnur’s SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of approximately $15.0 million in cash and shares of Scilex Holding valued at approximately $55.0 million (the “Stock Consideration”). Following the issuance of the Stock Consideration, the Company’s ownership in Scilex Holding was diluted to approximately 58% of Scilex Holding’s issued and outstanding capital stock.

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

In March 2019, we also entered into an Exchange and Registration Rights Agreement (the “Exchange Agreement”) with the Semnur Equityholders. Pursuant to the Exchange Agreement, if within 18 months of the closing of the Merger, 100% of the outstanding equity of Scilex Holding had not been acquired by a third party or Scilex Holding had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding’s capital stock that meets certain requirements and includes the Stock Consideration, then the Semnur Equityholders could collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the closing of the Merger, the Stock Consideration for shares of our common stock with a value of $55.0 million (the “Semnur Share Exchange”) based on a price per share of our common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of our common stock as reported on the Nasdaq Capital Market as of the consummation of the Semnur Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). On September 28, 2020, we entered into an amendment to the Exchange Agreement to, among other things, provide that if we received notice from the Semnur Equityholders that they will proceed with the Semnur Share Exchange (the “Exchange Notice”), we could, in our sole discretion, elect, within seven days of receipt of the Exchange Notice, to exchange all the Stock Consideration and the rights to receive cash from Scilex Holding held by the Semnur Equityholders for an amount in cash equal to $55.0 million, in lieu of issuing $55.0 million of shares of our common stock at the Exchange Price. On September 28, 2020, the Semnur Equityholders delivered the Exchange Notice to us. On October 5, 2020, we notified the Semnur Equityholders of our election to pay cash, and paid $55.0 million in cash to the Semnur Equityholders and effectuated the Semnur Share Exchange on October 9, 2020.

Jaisim Shah, a member of our Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.

Mahendra Shah Assignment Agreement

Semnur is party to an Assignment Agreement with Shah Investor LP, pursuant to which Shah Investor LP assigned certain intellectual property to Semnur and Semnur agreed to pay Shah Investor LP a contingent quarterly royalty in the low-single digits based on quarterly net sales of any pharmaceutical formulations for local delivery of steroids by injection developed using such intellectual property, which would include SEMDEXA. Mahendra Shah, Ph.D., who served on the board of directors of Scilex Holding from March 2019 to October 2020, is the managing partner of Shah Investor LP.

ITOCHU Product Development Agreement

As of December 31, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represented a noncontrolling interest that was held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharma for ZTlido® (lidocaine topical system 1.8%). During the year ended December 31, 2020, Scilex Pharma purchased approximately $1.0 million of inventory from ITOCHU CHEMICAL FRONTIER Corporation.

Oaktree Term Loan Agreement

On November 7, 2018, we and certain of our domestic subsidiaries (the “Guarantors”) entered into that certain Term Loan Agreement, dated as of November 7, 2018, by and among the Company, the Guarantors, certain funds affiliated with Oaktree Capital Management, L.P. (“Oaktree” and such funds, the “Lenders”) and the Oaktree Fund Administration, LLC, as administrative and collateral agent (the “Agent”), as administrative and collateral agent (the “Original Loan Agreement”), for an initial term loan of $100.0 million on November 7, 2018 (the “Initial Loan”) and a second tranche of $50.0 million, subject to the achievement of certain commercial and financial milestones between August 7, 2019 and November 7, 2019 and the satisfaction of certain customary conditions (the “Conditional Loan”). In connection with the Original Loan Agreement, we and the Guarantors entered into a Collateral Agreement with the Agent (the “Collateral Agreement”). The Collateral Agreement provided that the Initial Loan and the Conditional Loan were secured by substantially all of our and the Guarantors’ assets and a pledge of 100% of the equity interests in other entities that each of us and the Guarantors held (subject to certain exceptions and other than equity interests held by us or a Guarantor in certain foreign subsidiaries, which is limited to 65% of such voting equity interests).

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

On May 3, 2019, we, the Guarantors and the Lenders and the Agent entered into an amendment (the “First Amendment” and the Original Loan Agreement, as amended by the First Amendment the “Loan Agreement”). Under the terms of the First Amendment, among other things, on May 3, 2019, the Lenders loaned to us $20.0 million of the Conditional Loan in the form an additional term loan of $20.0 million on May 3, 2019 (the “Early Conditional Loan”, and together, with the Initial Loan, the “Term Loans”), notwithstanding that the commercial and financial milestones had not occurred. The Initial Loan was set to mature on November 7, 2023. The Early Conditional Loan was set to mature on May 3, 2020. The Term Loans may be prepaid by us, in whole or in part at any time, subject to a prepayment fee. Upon any prepayment or repayment of all or a portion of the Term Loans, we had agreed to pay the Lenders an exit fee equal to 1.25% of the principal amount paid or prepaid amounting to approximately $1.5 million. The Loan Agreement provided that, in the event of an optional prepayment of all or any portion of the Term Loans prior to November 7, 2021, we would be obligated to pay a prepayment fee in an amount equal to the amount of interest that would have been paid on the principal amount of the Term Loans being prepaid for the period from and including the date of such prepayment to, but excluding, November 7, 2021, based on the interest rate in effect on the date of any such prepayment (the “Make-Whole Payment”), plus 3% of the principal amount of the Term Loans being so prepaid.

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

We paid Oaktree an annual fee of $100,000 for certain advisory services provided to our Board and an annual fee of $100,000 for certain advisory services provided to the Board of Directors of Scilex Holding Company.

On December 6, 2019, we, the Guarantors, the Lenders and the Agent entered into an amendment (the “Second Amendment”) to the Loan Agreement. Under the terms of the Second Amendment, the Lenders agreed that, in the event of an optional prepayment of all or any portion of the Term Loans on or prior to March 31, 2020, the prepayment fee would be equal to 3% of the principal amount of the Term Loans being prepaid, and we would not be required to pay any Make-Whole Payment. Pursuant to the Second Amendment, we also agreed to certain financial milestones and to fund and maintain, in a blocked liquidity account, an amount equal to (i) $2.5 million, or (ii) $20.0 million upon the achievement by us of certain financial milestones; provided, that the amount required to be maintained in the blocked liquidity account was $10.0 million if we made an optional prepayment of at least $50.0 million in principal amount of the Term Loans on or prior to March 31, 2020.

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

In connection with the Second Amendment, on December 6, 2019, we and Oaktree entered into a letter agreement (the “Letter Agreement”) pursuant to which we agreed that our Board would increase the number of members of our Board and, subject to the satisfaction of certain conditions, appoint Mr. Edgar Lee as a member of our Board. We also agreed that our Board would nominate Mr. Lee as a director at the 2020 annual meeting of our stockholders and at each subsequent annual meeting during the term of the Letter Agreement. In the event that Mr. Lee resigned as a director or otherwise refused or was unable to serve as a director during the term of the Letter Agreement, Oaktree could designate a replacement director who would be independent of Oaktree, considered an independent director under the listing rules of The Nasdaq Stock Market LLC, is mutually agreed upon in writing by us and Oaktree and had a comparable amount of business experience to Mr. Lee. The Letter Agreement provided that it would terminate if, at any time, the aggregate principal amount of the Term Loans held by funds associated with Oaktree is $70.0 million or less. Mr. Lee served on the Board from December 2019 to October 2020.

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

On June 12, 2020, we paid off all obligations owing under, and terminated, the Loan Agreement. Pursuant to the Loan Agreement, upon the prepayment of the amounts outstanding under the Loan Agreement, we paid a prepayment fee in an amount equal to 5% of the principal amount of the Term Loans prepaid, plus an exit fee in an amount equal to 1.25% of the principal amount of the Term Loans prepaid. The security interests and liens granted in connection with the Loan Agreement were terminated in connection with our discharge of indebtedness thereunder. In addition, the Letter Agreement, and the rights of Oaktree thereunder, terminated in connection with our prepayment of the amounts outstanding under the Loan Agreement.

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

Board Independence

Our Board is responsible for establishing corporate policies and for our overall performance, although it is not involved in our day-to-day operations. Our Board consults with our counsel to ensure that our Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the rules of The Nasdaq Stock Market LLC, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, us, our senior management and our independent registered public accounting firm, our Board has determined that all of our directors, other than Dr. Ji, Dr. Janda and Mr. Shah, are independent.

Item 14.	Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2020 Proxy Statement and is incorporated herein by reference.

	Year Ended December 31
	2020	2019
Audit Fees (1)	$2,424,613	$3,109,209
Audit-Related Fees	—	—
Tax Fees (2)	950,445	778,648
All Other Fees	—	—
Total Fees	$3,375,058	$3,887,857

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

The Audit Committee has determined that the rendering of services by Ernst & Young LLP other than audit services is compatible with maintaining the principal accounting firm’s independence.

PART IV

Item 15.Exhibits, Financial Statement Schedules.

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

2.3

Amendment No. 1 to Share Purchase Agreement, effective April 27, 2018, by and among Sorrento Therapeutics, Inc., TNK Therapeutics, Inc. and Dayspring Ventures Limited, as representative of the shareholders of Virttu Biologics Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

2.4*

Agreement and Plan of Merger, dated as of March 18, 2019, by and among Sorrento Therapeutics, Inc., Semnur Pharmaceuticals, Inc., Scilex Holding Company, Sigma Merger Sub, Inc. and Fortis Advisors LLC, solely as the Equityholders’ Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

2.5

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 7, 2019, by and between Scilex Holding Company and Fortis Advisors LLC, solely as the Equityholders’ Representative (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2019).

2.6*

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

4.12	Form of Warrant, dated May 3, 2019, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.13

Amendment No. 1 to the Registration Rights Agreement, dated as of May 3, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019).

4.14	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.15	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 28, 2019).

4.16	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 8, 2019).

4.17

Amendment No. 2 to the Registration Rights Agreement, dated as of December 6, 2019, by and among Sorrento Therapeutics, Inc. and the persons party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2019).

4.18	Description of Securities of Sorrento Therapeutics, Inc.

10.1±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

10.2

Lease Agreement, dated September 12, 2016, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.3

First Amendment to Office Lease, dated October 19, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.4±

Amended and Restated Employment Agreement between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. dated May 9, 2017 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017).

10.5+

Exclusive License Agreement dated as of April 21, 2015 by and between NantCell, Inc. and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.6†

Stock Sale and Purchase Agreement dated as of May 14, 2015 by and between NantPharma, LLC and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015).

10.7+

Indenture and form of Note issued thereunder, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., as issuer, Sorrento Therapeutics, Inc., as parent guarantor, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.8

Form of Purchase Agreement, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.9

Collateral Agreement, dated as of September 7, 2018, by and between Scilex Pharmaceuticals Inc. and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.10+

Irrevocable Standby Letter of Credit, dated September 7, 2018, issued by Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.11

Lease Agreement, dated November 13, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.12±	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.13^

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

10.14^†

Omnibus Amendment No. 2 to Indenture and Letter of Credit, dated as of March 30, 2020, by and among Scilex Pharmaceuticals, Inc., Sorrento Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the senior secured notes due 2026 and the holders of such securities listed on the signature pages (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2020).

10.15

Sales Agreement, dated as of April 27, 2020, by and between Sorrento Therapeutics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2020).

10.16±	Outside Director Compensation Policy (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2020).

10.17†^

License Agreement, dated as of July 13, 2020, by and between Sorrento Therapeutics, Inc. and ACEA Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.18†^

Exclusive License Agreement, dated as of July 23, 2020, by and between Sorrento Therapeutics, Inc. and The Trustees of Columbia University in the City of New York (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.19†^

Patent and Know-How License Agreement, dated as of September 8, 2020, by and between Sorrento Therapeutics, Inc. and Mayo Foundation for Medical Education and Research (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.20±

Performance Stock Option Award Agreement, dated as of August 7, 2020, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.21±	Sorrento Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.22^†	License Agreement, dated as of October 12, 2020, by and between Sorrento Therapeutics, Inc. and Personalized Stem Cells.

10.23	Binding Term Sheet, dated as of October 14, 2020, by and between Sorrento Therapeutics, Inc. and ACEA Therapeutics, Inc.

10.24±

Change of Control Severance Agreement, dated as of November 5, 2020, by and between Sorrento Therapeutics, Inc. and Najjam Ashgar (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020).

10.25

Amendment No. 1 to Sales Agreement, dated as of December 4, 2020, by and between Sorrento Therapeutics, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2020).

10.26†

Consent Under and Amendment No. 3 to Indenture and Letter of Credit, dated December 14, 2020, by and among Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc., U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the senior secured notes due 2026 and the holders of such securities listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 15, 2020).

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Najjam Asghar, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Najjam Asghar, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

February 19, 2021	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji
Henry Ji, Ph.D. Chairman of the Board of Directors, Chief Executive Officer & President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Henry Ji, Ph.D., and Najjam Asghar, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Henry Ji, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer & President	February 19, 2021
Henry Ji, Ph.D.	(Principal Executive Officer)

/s/ Najjam Asghar	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2021
Najjam Asghar

/s/ Dorman Followwill	Director	February 19, 2021
Dorman Followwill

/s/ Yue Alexander Wu	Director	February 19, 2021
Yue Alexander Wu, Ph.D.

/s/ Kim D. Janda, Ph.D.	Director	February 19, 2021
Kim D. Janda, Ph.D.

/s/ Jaisim Shah	Director	February 19, 2021
Jaisim Shah

/s/ David Lemus	Director	February 19, 2021
David Lemus

/s/ Robin L. Smith	Director	February 19, 2021
Robin Smith

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sorrento Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sorrento Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sorrento Therapeutics, Inc. as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ ERNST & YOUNG LLP

San Diego, California

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sorrento Therapeutics, Inc. (the Company) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2020 amendments to the Scilex Notes

Description of the Matter

As discussed in Note 8 to the consolidated financial statements, in September 2018, Scilex Pharma issued senior notes due 2026 in an aggregate principal amount of $224 million. The carrying value of the Scilex Pharma senior notes, as of December 31, 2020, was $97.2 million. In connection with the issuance, Scilex Pharma entered into an indenture governing the notes, pursuant to which the Company agreed to guarantee all obligations of Scilex Pharma pertaining to the notes. Management identified embedded features within the terms of the arrangement and ultimately concluded certain features required bifurcation and recognition at fair value as of each balance sheet date. During 2020, the Company amended the terms of the indenture and letter of credit and have accounted for the amendments in accordance with the relevant authoritative guidance.

Auditing the Company’s accounting for these amendments of the indenture to the Scilex Pharma senior notes was challenging because of the complexity involved in evaluating the accounting for the amendments, including accounting for changes to previously identified embedded derivatives.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s debt amendment accounting process, including controls over management’s assessment of the terms of the amendments and the related accounting impact.

Our substantive audit procedures included, among others, evaluating and testing the accounting conclusions reached by the Company for each amendment. For example, we reviewed the underlying terms of the amendments and evaluated the Company’s accounting analysis for each amendment in the context of the relevant authoritative guidance.

Valuation of derivative liabilities
Description of the Matter

The Company’s derivative liabilities were valued at $35.4 million as of December 31, 2020. The derivative liabilities consisted of various embedded features in the Scilex notes and in term loans. During the year, the derivatives associated with the term loans were extinguished as a result of the settlement of the term loans. As discussed in Note 3 to the consolidated financial statements, the fair value of the derivative liabilities was estimated using the discounted cash flow method under the income approach, combined with a Monte Carlo simulation model.

Auditing the Company’s valuation of its derivative liabilities was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the complex valuation methodologies and significant assumptions used in estimating the fair value of such derivative liabilities as of the balance sheet date. Such significant assumptions include a risk adjusted net sales forecast, an effective debt yield and estimated probabilities of obtaining certain marketing approval.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s derivative liabilities valuation process, including controls over management’s assessment of the methodologies and significant assumptions used.

Our substantive audit procedures included, among others, involving our internal valuation specialists and evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we performed independent comparative calculations to estimate a risk adjusted net sales forecast and effective debt yield and compared our estimates with the Company’s assumptions. Additionally, we searched for contrary evidence, including, for example, comparing the Company’s revenue projections within the valuation models to the historical financial results of the Company.

Valuation of CEO performance award

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company granted to Henry Ji, Ph.D., the Company’s Chairman of the Board, Chief Executive Officer and President, a share based compensation award, consisting of options to purchase an aggregate of 24,935,882 shares of the Company’s common stock. The award vests in ten tranches based on whether certain market capitalization milestones are met. The Company estimated the grant date fair value of the award using the Monte Carlo simulation model and recognized stock-based compensation expense of $10.8 million for the year ended December 31, 2020 related to this award.

Auditing the Company’s valuation of the aforementioned award was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the complex valuation methodologies and significant assumptions used in estimating the fair value of the award as of the grant date and estimating the vesting period of each tranche of the award. Such significant assumptions include volatility of the Company’s common stock price, post-vesting exercise behavior and the derived service period.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s CEO performance award valuation process, including controls over management’s assessment of the methodologies and significant assumptions used.

Our substantive audit procedures included, among others, involving our internal valuation specialists and evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we performed independent comparative calculations to estimate volatility of the Company’s common stock price and compared our estimates with those of the Company, assessed the reasonableness of the Company’s determination of post-vesting exercise behavior, and assessed the appropriateness of the model utilized by the Company to calculate the derived service period.

Valuation of acquired intangible assets
Description of the Matter

As discussed in Note 7 to the consolidated financial statements, in September 2020, the Company completed the acquisition of SmartPharm Therapeutics, Inc., for total consideration of $19.5 million, which was comprised of approximately 1.8 million shares of the Company’s common stock. The Company identified and recorded separate and distinct indefinite lived intangible assets comprised of acquired in-process research and development of $13.9 million as of the acquisition date.

Auditing the Company’s valuation of the acquired intangible assets was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the complex valuation methodologies and significant assumptions used in estimating the fair value of the acquired intangible assets as of the acquisition date. These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s acquired intangible assets valuation process, including controls over management’s assessment of the methodologies and significant assumptions used.

Our substantive audit procedures included, among others, involving our internal valuation specialists and evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we compared the significant assumptions to current industry, market and economic trends, to historical results of the Company's business and other guideline companies in the same industry and to other factors. Furthermore, we performed, among other procedures, independent comparative calculations to estimate certain significant assumptions and compared our estimates with those of the Company. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the acquired in-process research and development assets that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Sorrento Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sorrento Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 2, 2020

We have served as the Company's auditor since 2016. In 2020 we became the predecessor auditor.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share amounts)

	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$56,464	$22,521
Restricted cash	—	13,098
Accounts receivables, net	15,506	14,454
Inventory	1,831	3,362
Prepaid expenses	8,712	11,750
Other current assets	3,721	2,403
Total current assets	86,234	67,588
Property and equipment, net	31,861	29,888
Operating lease right-of-use assets	42,052	46,384
Intangibles, net	73,675	63,308
Goodwill	43,554	38,298
Equity investments	256,397	262,241
Restricted cash	—	45,150
Other assets, net	2,049	4,775
Total assets	$535,822	$557,632
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,706	$27,630
Accrued payroll and related benefits	20,859	15,914
Accrued expenses	19,198	18,728
Current portion of deferred revenue	4,485	3,643
Current portion of derivative liabilities	—	8,800
Current portion of operating lease liabilities	3,626	3,322
Acquisition consideration payable	398	908
Current portion of debt	23,208	36,261
Total current liabilities	96,480	115,206
Long-term debt, net of discount	92,258	199,088
Deferred tax liabilities, net	6,918	9,043
Deferred revenue	113,185	114,389
Derivative liabilities	35,400	35,000
Operating lease liabilities	50,301	52,111
Other long-term liabilities	549	39
Total liabilities	$395,091	$524,876
Commitments and contingencies (Note 11)
Equity:
Sorrento Therapeutics, Inc. equity
Common stock, $0.0001 par value; 750,000,000 shares authorized and 275,285,582 and 167,798,120 shares issued and outstanding at December 31, 2020 and 2019, respectively	28	18
Additional paid-in capital	1,172,346	788,122
Accumulated other comprehensive income	520	(270)
Accumulated deficit	(958,279)	(659,818)
Treasury stock, 7,568,182 shares at cost at December 31, 2020 and 2019	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	165,151	78,588
Noncontrolling interests	(24,420)	(45,832)
Total equity	140,731	32,756
Total liabilities and equity	$535,822	$557,632

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except for per share amounts)

	2020	2019	2018
Revenue:
Net product revenues	$26,628	$21,974	$5,873
Service revenues	13,358	9,458	15,320
Total revenues	39,986	31,432	21,193
Operating costs and expenses:
Cost of product sold	2,149	5,933	1,476
Cost of services	7,791	6,304	5,584
Research and development	111,340	106,879	76,963
Acquired in-process research and development	42,992	75,301	11,304
Selling, general and administrative	116,179	103,557	63,638
Intangible amortization	4,053	3,941	3,009
(Gain) loss on contingent liabilities and acquisition consideration payable	—	(11,090)	9,644
Total operating costs and expenses	284,504	290,825	171,618
Loss from operations	(244,518)	(259,393)	(150,425)
Gain (loss) on derivative liabilities	6,600	(36,792)	2,830
Gain (loss) on foreign currency exchange	812	(330)	(1,243)
Other income (loss)	(1,378)	(203)	(144)
Interest expense	(20,181)	(36,139)	(57,631)
Interest income	24	1,091	921
Loss on debt extinguishment	(51,939)	(27,810)	(8,089)
Loss before income tax	(310,580)	(359,576)	(213,781)
Income tax benefit	(2,014)	(473)	(6,274)
Loss on equity method investments	(5,844)	(3,909)	(5,019)
Net loss	(314,410)	(363,012)	(212,526)
Net loss attributable to noncontrolling interests	(15,949)	(70,944)	(8,986)
Net loss attributable to Sorrento	$(298,461)	$(292,068)	$(203,540)
Net loss per share - basic per share attributable to Sorrento	$(1.30)	$(2.20)	$(1.92)
Net loss per share - diluted per share attributable to Sorrento	$(1.30)	$(2.35)	$(1.92)
Weighted-average shares outstanding during period - basic per share attributable to Sorrento	229,823	132,732	106,150
Weighted-average shares outstanding during period - diluted per share attributable to Sorrento	229,823	140,514	106,150

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net loss	$(314,410)	$(363,012)	$(212,526)
Other comprehensive income (loss):
Foreign currency translation adjustments	790	(285)	(227)
Total other comprehensive income (loss)	790	(285)	(227)
Comprehensive loss	(313,620)	(363,297)	(212,753)
Comprehensive loss attributable to noncontrolling interests	(15,949)	(70,944)	(8,986)
Comprehensive loss attributable to Sorrento	$(297,671)	$(292,353)	$(203,767)

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2017	82,904	9	7,568	(49,464)	413,901	242	(165,120)	7,042	206,610
Adoption impact of ASC 606	—	—	—	—	—	—	910	—	910
Issuance of common stock with exercise of options	58	—	—	—	211	—	—	—	211
Issuance of common stock for BDL settlement	310	—	—	—	2,340	—	—	—	2,340
Issuance of common stock for Scilex settlement	1,381	—	—	—	13,744	—	—	—	13,744
Issuance of common stock for public placement, net	13,794	2	—	—	83,608	—	—	—	83,610
Issuance of common stock for Virttu settlement	1,795	—	—	—	11,308	—	—	—	11,308
Issuance of common stock related to conversion of notes payable	22,039	2	—	—	49,998	—	—	—	50,000
Beneficial conversion feature recorded on convertible notes	—	—	—	—	12,006	—	—	—	12,006
Warrants issued in connection with convertible notes	—	—	—	—	9,646	—	—	—	9,646
Warrants issued in connection with Term Loan Agreement	—	—	—	—	21,746	—	—	—	21,746
Loss on debt extinguishment	—	—	—	—	1,916	—	—	—	1,916
Stock-based compensation	—	—	—	—	6,234	—	—	(28)	6,206
Foreign currency translation adjustment	—	—	—	—	—	(227)	—	—	(227)
Net loss	—	—	—	—	—	—	(203,540)	(8,986)	(212,526)
Balance, December 31, 2018	122,281	13	7,568	(49,464)	626,658	15	(367,750)	(1,972)	207,500
Issuance of common stock upon exercise of stock options	268	—	—	—	492	—	—	—	492
Issuance of common stock upon exercise of warrants	3,128	—	—	—	8,359	—	—	—	8,359
Issuance of common stock for public placement, net	259	—	—	—	990	—	—	—	990
Equity contribution related to Semnur acquisition	—	—	—	—	27,991	—	—	26,600	54,591
Stock-based compensation	—	—	—	—	12,648	—	—	—	12,648
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Issuance of December 2019 Warrants	—	—	—	—	6,010	—	—	—	6,010
2019 Public Offering of common stock and warrants, net of issuance costs	8,333	1	—	—	23,322	—	—	—	23,323
2019 Registered Direct Offering, net of issuance costs	10,870	1	—	—	23,384	—	—	—	23,385
Issuance of common stock through conversion of convertible notes	22,660	3	—	—	53,980	—	—	—	53,983
Adjustment to noncontrolling interest	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(285)	—	—	(285)
Net loss	—	—	—	—	—	—	(292,068)	(70,944)	(363,012)
Balance, December 31, 2019	167,799	18	7,568	(49,464)	788,122	(270)	(659,818)	(45,832)	32,756
Issuance of common stock upon exercise of stock options	1,339	—	—	—	5,578	—	—	—	5,578
Issuance of common stock upon exercise of warrants	33,091	3	—	—	92,770	—	—	—	92,773
Issuance of common stock for equity offerings	69,228	7	—	—	317,858	—	—	—	317,865
Equity issued for SmartPharm acquisition	1,832	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	1,997	—	—	—	9,544	—	—	—	9,544
Changes to NCI	—	—	—	—	(92,366)	—	—	37,361	(55,005)
Stock-based compensation		—	—	—	31,419	—	—	—	31,419
Foreign currency translation adjustment		—	—	—	—	790	—	—	790
Net loss		—	—	—	—	—	(298,461)	(15,949)	(314,410)
Balance, December 31, 2020	275,286	28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except for share amounts)

	2020	2019	2018
Operating activities:
Net loss	$(314,410)	$(363,012)	$(212,526)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,007	10,989	9,494
Non-cash interest expense and amortization of debt issuance costs	12,897	22,526	53,391
Non-cash operating lease cost	3,702	4,053	—
Stock-based compensation	31,419	12,648	6,206
Acquired in-process research and development	42,992	75,301	9,895
Loss on debt extinguishment	51,939	27,810	8,089
(Gain) loss on derivative liability	(6,600)	36,792	(2,830)
Loss on equity method investments	5,844	3,909	5,019
(Gain) loss on contingent liabilities and acquisition consideration payable	—	(11,090)	9,644
Loss on IPR&D impairment	—	—	1,826
Deferred income tax benefit	(2,125)	(373)	(6,119)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(1,051)	(10,622)	(1,623)
Accrued payroll	4,945	5,678	5,751
Prepaid expenses and other current assets	6,445	(314)	(2,660)
Accounts payable	(3,677)	10,221	3,578
Accrued expenses and other liabilities	(1,188)	4,061	6,130
Deferred revenue	(362)	(945)	(3,263)
Acquisition consideration payable	—	—	(2,020)
Other	(1,313)	(628)	251
Net cash used for operating activities	(159,536)	(172,996)	(111,767)
Investing activities:
Purchases of property and equipment	(6,528)	(11,442)	(11,195)
Purchase of assets related to Semnur, net of cash acquired	—	(17,040)	—
Payments related to license agreements	(31,051)	—	—
Other acquisitions and investments	(2,344)	(9,691)	(10,000)
Net cash used for investing activities	(39,923)	(38,173)	(21,195)
Financing activities:
Proceeds from equity offerings, net of issuance costs	317,865	47,697	83,608
Proceeds from exercises of stock options and warrants	98,351	8,851	211
Proceeds from issuance of Scilex notes, net of issuance costs	—	—	134,275
Proceeds from issuance of convertible notes	—	—	37,849
Proceeds from Oaktree Term Loans, net of issuance costs	—	17,411	91,260
Proceeds from short-term debt and working capital funding arrangements, net of issuance costs	18,587	8,000	21,261
Payments of debt and other obligations	(205,564)	(3,074)	(42,466)
Payments related to Semnur Share Exchange	(55,000)	—	—
Net cash provided by financing activities	174,239	78,885	325,998
Net change in cash, cash equivalents and restricted cash	(25,220)	(132,284)	193,036
Net effect of exchange rate changes on cash	915	(277)	(135)
Cash, cash equivalents and restricted cash at beginning of period	80,769	213,330	20,429
Cash, cash equivalents and restricted cash at end of period	$56,464	$80,769	$213,330
Supplemental disclosures:
Cash paid during the period for:
Income taxes	—	13	6
Interest	3,419	12,738	1,620
Supplemental disclosures of non-cash investing and financing activities:
SmartPharm acquisition consideration paid in equity	19,421	—	—
Semnur acquisition consideration paid in equity	—	54,591	—
Semnur acquisition costs incurred but not paid	—	601	—
Other acquisitions, license agreements and investments paid in equity	9,544	—	13,648
Scilex non-cash consideration for regulatory milestone	—	—	13,744
Conversion of convertible notes	—	53,983	50,000
Loss on debt extinguishment	—	—	1,916
Property and equipment costs incurred but not paid	600	849	328
Reconciliation of cash, cash equivalents and restricted cash within the Company's consolidated balance sheets:
Cash and cash equivalents	56,464	22,521	158,738
Restricted cash	—	58,248	54,592
Cash, cash equivalents, and restricted cash	$56,464	$80,769	$213,330

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical stage, antibody-centric, biopharmaceutical company developing new therapies to treat cancers and COVID-19. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its extensive immuno-oncology platforms, including key assets such as fully human antibodies (“G-MAB™ library”), clinical stage immuno-cellular therapies (“CAR-T”, “DAR-T™”), antibody-drug conjugates (“ADCs”) and clinical stage oncolytic virus (Seprehvir™). The Company is also developing potential antiviral therapies and vaccines against coronaviruses, including COVI-GUARD™, COVI-AMG™, COVI-SHIELD™, Gene-MAb™, COVI-MSC™ and COVI-DROPS™; and diagnostic test solutions, including COVI-TRACK™, COVI-STIX™ and COVI-TRACE™.

The Company’s commitment to life-enhancing therapies for patients is also demonstrated by our effort to advance a first-in-class (TRPV1 agonist) non-opioid pain management small molecule, resiniferatoxin (“RTX”), and SP-102 (10 mg, dexamethasone sodium phosphate viscous gel) (SEMDEXA™), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, and through the commercialization of ZTlido® (lidocaine topical system) 1.8% for the treatment of post-herpetic neuralgia.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company`s subsidiaries. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in two operating and reportable segments, Sorrento Therapeutics and Scilex.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of money market accounts and bank deposits, which are highly liquid and readily tradable. The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions. The balance at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Restricted Cash

As of December 31, 2020 there was no restricted cash in the Company`s consolidated balance sheet. Restricted cash in the Company's consolidated balance sheet as of December 31, 2019 included approximately $45.0 million of restricted cash related to the Scilex Notes in the form of both the Reserve Account and the Collateral Account (See Note 8). Restricted cash in the Company's consolidated balance sheet as of December 31, 2019 also included approximately $13.1 million of restricted cash related to the Oaktree Term Loan Agreement in the form of a Reserve Account.

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

The carrying amounts of cash equivalents approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and consist of trade receivables from sales and services provided to certain customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for doubtful accounts and accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The allowance for doubtful accounts is not material.

Inventory, Net

The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company considers the need for allowances for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for inventory on hand. As of December 31, 2020, net inventory was $1.8 million and primarily comprised of finished goods. Net inventory as of December 31, 2019 was $3.4 million and primarily comprised of finished goods.

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

Acquisitions

The Company accounts for business combinations using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects and liabilities assumed be recorded at their fair values as of the acquisition date on the Company`s consolidated balance sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

When the Company determines net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in the Company`s consolidated statements of operations unless there is an alternative future use.

Acquired In-Process Research and Development Expense

The Company has acquired, and may continue to acquire, the rights to develop and commercialize new drug candidates. The up-front payments to acquire new drug compounds or drug delivery devices, as well as future milestone payments associated with assets that do not meet the definition of a derivative and that are deemed probable to achieve, are immediately expensed as acquired IPR&D, provided that the drug candidates have not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon commercialization of the relevant research and development project, the Company amortizes the acquired IPR&D over its estimated useful life. Capitalized IPR&D is reviewed annually for impairment or more frequently as changes in circumstance or the occurrence of events suggest that the remaining value may not be recoverable.

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed at the reporting unit level for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. The Company performed its annual assessment for goodwill impairment at the Sorrento Therapeutics and Scilex reporting unit levels in the fourth quarter of 2020, noting no indication of impairment. There were no triggering events indicating the potential for impairment through December 31, 2020.

The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering the expected use of the assets and the effects of obsolescence, demand, anticipated technological advances, market influences and other economic factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. No impairment charges were recorded during the year ended December 31, 2020.

Debt, Including Debt With Detachable Warrants

Detachable warrants are evaluated for the classification of warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of debt are first allocated to the debt and the warrants at their relative estimated fair values. The portion of the proceeds allocated to the warrants are accounted for as paid-in capital and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and beneficial conversion features, are allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

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

Investments in Other Entities

The Company holds a portfolio of investments in equity securities. Investments in entities over which the Company has significant influence, but not a controlling interest, are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity method investments. The Company’s other equity investments are carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2020, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities that are scheduled to reverse against the Company's deferred tax assets.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company`s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. The Company`s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company`s revenues are generated from product revenues, the sale of customized reagents and other materials, contract manufacturing services, and other service revenues.

The following table shows revenue disaggregated by product and service type for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Scilex Pharmaceuticals Inc. product sales	$26,331	$21,033	$2,606
Other product revenue	297	941	3,267
Net product revenue	$26,628	$21,974	$5,873
Concortis Biosystems Corporation	7,730	6,520	5,159
Bioserv Corporation	4,976	2,450	5,992
Joint development agreement	—	—	3,333
Other service revenue	652	488	836
Service revenue	$13,358	$9,458	$15,320

The Company is obligated to accept from customers the return of products sold that are damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the terms of its sales contracts and estimates allowances for such amounts at the time of sale. The Company has not experienced any material sales returns.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Scilex Product Sales

Revenues from product sales is fully comprised of sales of ZTlido. The Company's performance obligation with respect to sales of ZTlido is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2020 was not material. Sales of ZTlido are generated within the United States. Substantially all of the Company’s product revenue and accounts receivable result from a sole customer.

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

Other Product Revenue

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

Bioserv Corporation (“Bioserv”)

Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term, which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company. As of December 31, 2020 and 2019, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $3.4 million and $2.2 million, respectively.

Joint Development Agreement

In 2017, the Company entered into a joint development agreement with Celularity Inc. (“Celularity”) whereby the Company agreed to provide research services to Celularity through June 2018 in exchange for an upfront payment of $5.0 million. The revenue related to the joint development agreement of $5.0 million was recognized over the length of the service agreement as services were performed. The Company recorded sales and services revenues under the joint development agreement of $3.3 million for the year ended December 31, 2018. The Company recorded no sales and services revenues under the joint development agreement during the years ended December 31, 2020 and 2019 as such arrangement is complete.

Other Service Revenue

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

As of December 31, 2020, future performance obligations for license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.

The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2020, was approximately $7.5 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.

As of December 31, 2020 and 2019, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 7 for additional information regarding the remaining performance obligation for the agreement.

In November 2020, the Company was awarded a contract with the Defense Advanced Research Projects Agency (“DARPA Contract”) and co-funded by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, to develop a rapid countermeasure to COVID-19 using gene-encoded neutralizing antibodies. The contract provides SmartPharm Therapeutics, Inc. (“SmartPharm”) funding of up to $34.0 million for the development through Phase II clinical studies of a gene-encoded antibody that could enable rapid protection from and/or treatment of SARS-CoV-2 infection and COVID-19. The Company recognized $0.2 million in grant revenue associated with the DARPA Contract during the year ended December 31, 2020, which is included within other service revenue.

Stock-Based Compensation

The Company estimates the fair value of stock option awards and its Employee Stock Purchase Plan (“ESPP”) on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility.Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period.

Comprehensive Loss

Comprehensive loss is primarily comprised of net income (loss) and foreign currency translation adjustments. The Company displays comprehensive loss and its components in its consolidated statements of comprehensive loss.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding. Diluted net loss per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options or the exercise of outstanding warrants. The treasury stock method and the if-converted method are used to calculate the potential dilutive effect of these common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive. In periods where a net loss is presented, all potentially dilutive securities are anti-dilutive and are excluded from the computation of diluted net loss per share.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to improve financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments in this update were adopted using a modified retrospective transition method as of January 1, 2020, which had no cumulative impact to accumulated deficit.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of the disclosure requirements for fair value measurements. The ASU was effective for fiscal years and interim periods beginning after December 15, 2019. Amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty were applied prospectively as of the beginning of the fiscal year of adoption with all other amendments being applied retrospectively to all periods presented upon their effective date. The Company adopted the standard in the first quarter of 2020 with no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This update also eliminated the qualitative assessment requirements for a reporting unit with zero or negative carrying value. This guidance was effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted, and must be applied on a prospective basis. The Company adopted the standard in the first quarter of 2020 with no material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020, with early adoption permitted. The Company has evaluated the changes from the standard update and determined any impacts would be immaterial on its consolidated financial statements. The Company will adopt the new guidance on January 1, 2021.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,464	$56,464	$—	$—
Total assets	$56,464	$56,464	$—	$—
Liabilities:
Derivative liabilities - non-current	$35,400	$—	$—	$35,400
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable, non-current	549	—	—	549
Total liabilities	$36,347	$—	$—	$36,347

	Fair Value Measurements at December 31, 2019
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$22,521	$22,521	$—	$—
Restricted cash	58,248	58,248	—	—
Total assets	$80,769	$80,769	$—	$—
Liabilities:
Derivative liabilities	$8,800	$—	$—	$8,800
Derivative liabilities - non-current	35,000	—	—	35,000
Acquisition consideration payable	908	—	—	908
Acquisition consideration payable, non-current	39	—	—	39
Total liabilities	$44,747	$—	$—	$44,747

There were no changes to the fair value of acquisition consideration payable during the year ended December 31, 2020.

During the year ended December 31, 2019, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in a decrease to the contingent consideration liabilities by $0.7 million. The Company also recorded a $10.4 million gain related to the settlement of the acquisition consideration payable associated with the Virttu acquisition.

During the year ended December 31, 2018, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in an increase to the contingent consideration liabilities by $9.6 million. The Company recorded $51.9 million in settlements of contingent consideration primarily related to such liabilities, which included the settlements of Scilex Pharmaceuticals Inc. (“Scilex Pharma”) and BDL liabilities for $38.2 million and $2.3 million, respectively, and the $11.3 million partial settlement of the Virttu financing milestone in common stock of the Company.

Contingent consideration liabilities and acquisition consideration payable are measured using the income approach and discounting to present value the contingent payments expected to be made based on assessment of the probability that the company would be required to make such future payments. The contingent consideration liabilities and acquisition consideration payable are measured at fair value using significant unobservable inputs (Level 3), which include discount rates and probabilities assigned to scenario outcomes. The following table includes a summary of the changes to contingent consideration liabilities and acquisition consideration payable during the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Fair Value
Balance at December 31, 2017	$54,272
Re-measurement of Fair Value	9,644
Settlements of contingent consideration	(51,879)
Balance at December 31, 2018	$12,037
Re-measurement of Fair Value	(736)
Settlements of contingent consideration	(10,354)
Balance at December 31, 2019	$947
Re-measurement of Fair Value	—
Settlements of contingent consideration	—
Balance at December 31, 2020	$947

Derivative liabilities

The Company recorded a gain on derivative liabilities of $6.6 million and a loss on derivative liabilities of $36.8 million for the years ended December 31, 2020 and 2019, respectively, which related to the compound derivative liabilities associated with the Term Loans and the Scilex Notes (as defined in Note 8). The compound derivative liabilities consist of the fair value of various embedded features as further described in Note 8. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions. The key assumptions for the Scilex Notes for the year ended December 31, 2020 included a 7% risk-adjusted net sales forecast, an effective debt yield of 15% and an estimated probability of 100% of not obtaining marketing approval before March 31, 2021. The key assumptions for the Scilex Notes for the year ended December 31, 2019 included an 8% risk adjusted net sales forecast, an effective debt yield of 19.7% and estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated high probability of a Scilex Holding IPO that satisfies certain valuation thresholds.

Significant Level 3 inputs and assumptions for derivative liabilities associated with the Term Loans primarily included the estimated probabilities of satisfying certain commercial and financial milestones estimated using a with and without discounted cash flow approach. As explained further in Note 8, the Term Loans, which include the Early Conditional Loan, were paid in full as of December 31, 2020 and the associated derivative liabilities were relieved.

During the year ended December 31, 2019, the Company recorded a derivative liability and corresponding debt discount of approximately $7.0 million, which was attributed to a contingent acceleration feature related to the Early Conditional Loan. The debt discount was amortized over the remaining term of the Term Loans and was recorded as interest expense in the consolidated statement of operations. Additionally, the Company recorded a mark-to-market loss on derivative liabilities related to the contingent acceleration feature of the Early Conditional Loan of $1.8 million for the year ended December 31, 2019. The Company also recorded a loss on derivative liabilities of $4.3 million during 2019 associated with the 2019 Warrants (as defined in Note 8) for the year ended December 31, 2019.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019:

(in thousands)	Fair Value
Balance at December 31, 2018	$—
Additions	6,996
Re-measurement of Fair Value	36,804
Balance at December 31, 2019	$43,800
Additions	8,800
Re-measurement of Fair Value	(17,200)
Balance at December 31, 2020	$35,400

4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$1,349	$1,315
Office equipment	280	700
Machinery and lab equipment	41,919	33,192
Leasehold improvements	14,295	13,161
Construction in progress	4,031	3,855
	61,874	52,223
Less accumulated depreciation	(30,013)	(22,335)
	$31,861	$29,888

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $7.0 million, $7.0 million and $6.0 million, respectively.

5. Investments

The Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”) and ImmuneOncia Therapeutics, LLC, among others. The Company’s other equity investments include an ownership interest in ImmunityBio, Inc., NantBioScience, Inc. (“NantBioScience”), and Celularity Inc.

During the year ended December 31, 2020, the Company recorded an impairment loss of approximately $3.8 million related to an equity method investment for which the Company determined the investment’s value is no longer supportable. The loss is included within loss on equity method investments in the Company’s consolidated statement of operations.

NANTibody

The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell holds the remaining 60%. The carrying value of the Company’s investment in NANTibody was approximately $0.5 million and $2.5 million as of December 31, 2020 and 2019, respectively.

NANTibody recorded net loss of $0.1 million, $2.4 million and $0.7 million for the twelve months ended September 30, 2020, 2019 and 2018, respectively. As of September 30, 2020, NANTibody had $4.9 million in current assets, $3.5 million in current liabilities, $0.2 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2019, NANTibody had $7.3 million in current assets, $1.0 million in current liabilities, $0.2 in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The carrying value of the Company’s investment in NantStem was approximately $18.1 million and $17.9 million as of December 31, 2020 and 2019, respectively.

NantStem recorded a net gain of $0.1 million and net loss of $0.9 million for the twelve months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, NantStem had $80.0 million in current assets, no current liabilities and $1.7 million noncurrent assets and no noncurrent liabilities. As of September 30, 2019, NantStem had $75.9 million in current assets, $0.2 million in current liabilities, $4.7 million in noncurrent assets and no noncurrent liabilities. A loss related to other-than-temporary impairment of $0.5 million was recognized for the equity investment in NantStem for the year ended December 31, 2018.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

6. Goodwill and Intangible Assets

The Company had goodwill of $43.6 million as of December 31, 2020, which increased by $5.3 million as compared to $38.3 million as of December 31, 2019 due to the Company’s acquisition of SmartPharm. The Company performed a qualitative test for goodwill impairment by segment during the fourth quarter of 2020. No goodwill impairment was recognized for the years ended December 31, 2020, 2019 and 2018.

Commencing January 1, 2019, the Company re-segmented its business into two new operating segments: the Sorrento Therapeutics segment and the Scilex segment. These segments are the Company’s reporting units and are the level at which the Company conducts its goodwill impairment evaluations. Goodwill was allocated to the Sorrento Therapeutics and the Scilex operating segments on a relative fair value basis. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $36.9 million and $6.7 million, respectively, as of December 31, 2020.

Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $28.3 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of December 31, 2020 and 2019 is as follows (in thousands):

		December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,426	$159
Acquired technology	19	3,410	1,236	2,174
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,291	18,649
Patent rights	15	32,720	9,103	23,617
Assembled workforce	5	605	222	383
Internally developed software	1	520	87	433
Total intangible assets		$89,040	$15,365	$73,675

		December 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,401	$184
Acquired technology	19	3,410	1,060	2,350
Acquired in-process research and development	—	14,360	—	14,360
Technology placed in service	15	21,940	1,828	20,112
Patent rights	15	32,720	6,922	25,798
Assembled workforce	5	605	101	504
Total intangible assets		$74,620	$11,312	$63,308

As of December 31, 2020, the remaining weighted average life for identifiable intangible assets is 10 years. Aggregate amortization expense was $4.1 million and $3.9 million for the year ended December 31, 2020 and 2019, respectively. The Company recorded an impairment charge of $1.8 million associated with acquired in-process research and development during the year ended December 31, 2018. The Company commenced amortization of acquired in-process research and development related to the business combination of Scilex Pharma upon commercialization of ZTlido in October 2018. Such amount is being amortized as technology placed in service.

Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Amount
2021	$4,400
2022	3,966
2023	3,961
2024	3,870
2025	3,845
Thereafter	25,373
Total	$45,415

7. Significant Agreements and Contracts

2020 Acquisition

Acquisition of SmartPharm Therapeutics, Inc.

On September 1, 2020, the Company completed the acquisition of SmartPharm, a gene-encoded protein therapeutics company developing non-viral DNA and RNA gene delivery platforms for COVID-19, Influenza and rare diseases with broad potential for application in enhancing antibody-centric therapeutics. The total base consideration paid to the holders of capital stock of SmartPharm in the acquisition was $19.5 million, which was comprised of approximately 1.8 million shares of the Company’s common stock.

The purchase price allocation resulted in net identifiable assets of $19.5 million, which includes separate and distinct indefinite lived intangible assets comprised of acquired in-process research and development of $13.9 million, goodwill of $5.3 million and other net assets of $0.3 million. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of December 31, 2020. Such matters may result in adjustments to the purchase price allocation. Goodwill largely reflects the synergies expected to be achieved with SmartPharm’s gene delivery platforms and the assembled workforce. Goodwill is not deductible for tax purposes. Results of operations since the date of acquisition were not material.

2019 Acquisition

Acquisition of Semnur Pharmaceuticals, Inc. (“Semnur”)

On March 18, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Semnur Pharmaceuticals, Inc. (“Semnur”) and Scilex Holding, whereby Semnur became a wholly-owned subsidiary of Scilex Holding (the “Merger”), and thereby Scilex Holding acquired Semnur’s SEMDEXATM (SP-102) technology for consideration valued at approximately $70.0 million, excluding contingent consideration, transaction costs of $3.1 million and liabilities assumed of $4.2 million, which was allocated based on the relative fair value of the assets acquired. The $70.0 million of consideration consisted of approximately $15.0 million in cash and shares of Scilex Holding valued at approximately $55.0 million (the “Stock Consideration”). Following the issuance of the Stock Consideration, the Company’s ownership in Scilex Holding was diluted to approximately 58% of Scilex Holding’s issued and outstanding capital stock.

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

In March 2019, the Company also entered into an Exchange and Registration Rights Agreement (the “Exchange Agreement”) with the Semnur Equityholders. Pursuant to the Exchange Agreement, if within 18 months of the closing of the Merger, 100% of the outstanding equity of Scilex Holding had not been acquired by a third party or Scilex Holding had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding’s capital stock that meets certain requirements and includes the Stock Consideration, then the Semnur Equityholders could collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the closing of the Merger, the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million (the “Semnur Share Exchange”) based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on the Nasdaq Capital Market as of the consummation of the Semnur Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). On September 28, 2020, the Company entered into an amendment to the Exchange Agreement to, among other things, provide that if the Company received notice from the Semnur Equityholders that they will proceed with the Semnur Share Exchange (the “Exchange Notice”), the Company could, in its sole discretion, elect, within seven days of receipt of the Exchange Notice, to exchange all the Stock Consideration and the rights to receive cash from Scilex Holding held by the Semnur Equityholders for an amount in cash equal to $55.0 million, in lieu of issuing $55.0 million of shares of the Company’s common stock at the Exchange Price. On September 28, 2020, the Semnur Equityholders delivered the Exchange Notice to the Company. On October 5, 2020, the Company notified the Semnur Equityholders of its election to pay cash, and paid $55.0 million in cash to the Semnur Equityholders and effectuated the Semnur Share Exchange on October 9, 2020. Following the completion of the Semnur Share Exchange and as of December 31, 2020, the Company held approximately 82.3% of the outstanding common stock of Scilex Holding. On January 29, 2021, the Company acquired additional shares of Scilex Holding, resulting in the Company holding approximately 99.9% of the outstanding common stock of Scilex Holding.

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2019 and 2020 since the related regulatory approval milestones are not deemed probable until they actually occur. Approximately $75.3 million was expensed as acquired in-process research and development during the year ended December 31, 2019.

2018 Acquisition

Acquisition of Sofusa®

In July 2018, the Company acquired Kimberly-Clark’s Sofusa® micro-needle drug delivery system platform (the “Sofusa Acquisition”). At the closing of the Sofusa Acquisition, the Company paid $10.0 million and agreed to pay additional consideration to Kimberly-Clark upon the achievement of certain regulatory and net sales milestones, as well as a percentage in the low double-digits of any non-royalty amounts received by the Company in connection with any license, sale or other grant of rights by the Company to develop or commercialize the Sofusa Assets (the “Sofusa Contingent Consideration”). Under the Sofusa Purchase Agreement, the aggregate amount of the Sofusa Contingent Consideration payable by the Company will not exceed $300.0 million. The Company also agreed to pay Kimberly-Clark a low single-digit royalty on all net sales with respect to the first five products developed by the Company or its licensees that utilizes intellectual property included in the Sofusa Assets. The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2020 since the related regulatory approval milestones are not deemed probable until they actually occur. As a result, $9.5 million was expensed as acquired in-process research and development and the remaining $0.5 million was recorded primarily to fixed assets.

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

As consideration for the license under the ACEA License Agreement, the Company paid ACEA an up-front license fee of $15.0 million in cash, which was expensed as acquired in-process research and development during the year ended December 31, 2020. The Company also agreed to pay ACEA (i) certain milestone payments upon the receipt of certain regulatory approvals, and (ii) certain milestone payments upon the Company’s or its affiliates’ achievement of certain commercial sales milestones. The milestone payments may be comprised of cash or any combination of cash and common stock of the Company, in any case as determined by the

Company so long as no more than 50% of any upfront payment or milestone payment is comprised of common stock. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company.

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

As consideration for the license under the Columbia License Agreement, the Company paid Columbia an up-front license fee of $5.0 million in cash, which was expensed as acquired in-process research and development during the year ended December 31, 2020. The Company also agreed to pay Columbia (i) an earned royalty on the net sales of Products in the Field worldwide, and (ii) minimum annual royalty payments of $1.0 million no later than ten days following the first bona fide commercial sale of a Product to a third-party customer and on an annual basis thereafter. In addition, the Company agreed to pay Columbia a percentage of certain non-royalty sublicense revenue and other payments received by the Company from its sublicensees as consideration for the grant of any sublicense, option or similar rights. Pursuant to the Columbia License Agreement, the Company also agreed to pay certain one-time, development milestone payments to Columbia upon the receipt of certain regulatory approvals or the first commercial sale of certain Products for diagnostic applications within the Field.

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

As consideration for the license under the Mayo License Agreement, the Company paid Mayo an upfront license fee of $9.3 million comprised of approximately $2.3 million in cash and 996,803 shares of the Company’s common stock, which was expensed as acquired in-process research and development during the year ended December 31, 2020. The Company also agreed to (i) reimburse Mayo up to $3.4 million for preclinical and clinical research expenses associated with the Know-How, Patent Rights and Materials arising prior to the entry into the Mayo License Agreement, and (ii) reimburse Mayo approximately $2.0 million for expenses related to the development and manufacturing of the Materials arising prior to the entry into the Mayo License Agreement. Such reimbursements were paid and expensed as acquired in-process research and development during the year ended December 31, 2020.

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

License Agreement with Personalized Stem Cells, Inc.

In October 2020, the Company entered into a license agreement (the “License Agreement”) with Personalized Stem Cells, Inc. (“PSC”). Pursuant to the License Agreement, PSC granted the Company an exclusive license and right under certain patents, certain know-how and other intellectual property to fully utilize, exploit and commercialize certain products and services using allogeneic adipose-derived stem cells for or in respect of human health, including the diagnosis and treatment and/or cure of any human disease or disorder (excluding commercial sales for the diagnosis, treatment and/or cure of SARS-CoV-2 or other respiratory diseases in the People’s Republic of China) worldwide (excluding the People’s Republic of China for products directed at COVID-19 or other respiratory diseases). PSC also agreed to transfer certain cell lines composed of stromal vascular cells, master cell banks and finished final drug lots (the “Product Materials”) to the Company. The Company agreed to grant PSC rights to use data derived by the Company from a certain Phase I COVID-19 study for PSC’s own programs that are not competitive with the businesses or activities of the Company, and for PSC to sublicense such data to third parties for research, development and regulatory purposes.

As consideration for the license under the License Agreement, the Company paid PSC an upfront license fee of $3.5 million in cash, which was expensed as acquired in-process research and development during the year ended December 31, 2020. The Company also agreed to pay PSC (i) a milestone payment upon the issuance of a regulatory approval, and (ii) certain milestone payments upon PSC’s manufacture and delivery of the Product Materials to the Company. The Company will also pay royalties in the low-single digit percentages of annual net sales of licensed products and services by the Company and a share of any sublicense revenue received by the Company from sublicensees.

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

Short-term working capital funding arrangements

In November 2019, the Company entered into short-term working capital funding arrangements (the “Arrangements”) in which the Company received proceeds of approximately $8.0 million, for a fee of 5% per annum. Additionally, the Company provided security deposits in an aggregate amount of approximately $8.5 million (RMB 60.0 million). During the fiscal year ended December 31, 2020, the Company repaid $8.0 million of the Arrangements in full, including fees, which was included in the current portion of debt.

8. Debt

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

The net proceeds of the Offering were approximately $89.3 million, after deducting the Offering expenses payable by Scilex Pharma and funding a segregated reserve account ($20.0 million) (the “Reserve Account”) and a segregated collateral account ($25.0 million) (the “Collateral Account”) pursuant to the terms of the Indenture. Funds in the Reserve Account were to be released to Scilex Pharma upon receipt by the Trustee of an officer’s certificate under the Indenture from Scilex Pharma confirming receipt of a marketing approval letter from the FDA with respect to SP-103 (the “Marketing Approval Letter”) on or prior to July 1, 2023. Funds in the Collateral Account were to be released upon receipt of a written consent authorizing such release from the holders of a majority in principal amount of the Scilex Notes issued, upon the occurrence and during the continuance of an event of default at the direction of the holders of a majority in principal amount of the Scilex Notes issued or upon the repayment in full of all amounts owed under the Scilex Notes.

The holders of the Scilex Notes are entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido for the prior fiscal quarter, beginning on February 15, 2019. If Scilex Pharma has not received the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable shall be increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.

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

Pursuant to the terms of the Indenture, the Company issued an irrevocable standby letter of credit to Scilex Pharma (the “Letter of Credit”), which provides that, in the event that (1) Scilex Pharma does not hold at least $35,000,000 in unrestricted cash (which is inclusive of the amount in the Collateral Account) as of the end of any calendar month during the term of the Scilex Notes, (2) actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 are less than a specified sales threshold for such period, or (3) actual cumulative net sales of ZTlido for any calendar year during the term of the Scilex Notes, beginning with the 2022 calendar year, are less than a specified sales threshold for such calendar year, Scilex Pharma as beneficiary of the Letter of Credit, will draw, and the Company will pay to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan. In the event that Scilex Pharma draws on, and the Company pays to Scilex Pharma, $35,000,000 in a single lump-sum amount as a subordinated loan, each holder of the Scilex Notes had the right to require the Company to purchase all or any part of such holder’s outstanding Scilex Notes in the principal amount of, and at a purchase price in cash equal to, $25,000,000 multiplied by such holder’s pro rata portion of the then-outstanding Scilex Notes. The Letter of Credit will terminate upon the earliest to occur of: (a) the repayment of the Scilex Notes in full, (b) the actual net sales of ZTlido for any calendar year during the term of the Scilex Notes exceeding a certain threshold, (c) the consummation of an initial public offering on a major international stock exchange by Scilex Pharma that satisfies certain valuation thresholds, and (d) the replacement of the Letter of Credit with another letter of credit in form and substance, including as to the identity and creditworthiness of issuer, reasonably acceptable to the holders of at least 80% in principal amount of outstanding Scilex Notes.

On December 14, 2020, Scilex Pharma, the Company, the Trustee and the Agent, and the beneficial owners of the Scilex Notes and the Scilex Note Purchasers entered into a Consent Under and Amendment No. 3 to Indenture and Letter of Credit (the “Amendment”), which amended: (i) the Indenture, and (ii) the Letter of Credit.

Pursuant to the Amendment, the Scilex Note Purchasers agreed to release all of the aggregate $45.0 million in restricted funds held in the Reserve Account and the Collateral Account for the purpose of consummating the repurchase of an aggregate of $45.0 million of principal amount of the Securities from the Holders on a pro rata basis at a purchase price equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). In connection with the Effective Date Repurchase, the parties also agreed to remove Scilex Pharma’s obligations under the Indenture to (i) repurchase $25.0 million of Securities from the holders if the Letter of Credit is drawn on, and (ii) repurchase $20.0 million of Securities from the holders if Scilex Pharma does not receive the Marketing Approval Letter on or prior to July 1, 2023.

The Amendment also revised the minimum cash covenant in the Indenture to provide that the amount of cash equivalents in bank accounts that Scilex Pharma is required to have as of the end of any calendar month shall, commencing with the month ending December 31, 2020, be equal to at least $4.0 million in the aggregate, provided that if Scilex Pharma does not effectuate (i) the December Optional Repurchase (as defined below) and (ii) at least one of either (x) the February Optional Repurchase (as defined below) or (y) the April Optional Repurchase (as defined below), then, commencing with the month ending April 30, 2021, and for each month thereafter, such amount shall be at least $10.0 million in the aggregate. If Scilex Pharma fails to meet the foregoing minimum cash requirements, then Scilex Pharma will be required to draw on the Letter of Credit.

The Amendment also provides Scilex Pharma with the option, in its sole and absolute discretion, to repurchase Securities from the holders thereof on a pro rata basis on each of December 16, 2020 (the “December Optional Repurchase”), February 12, 2021 (the “February Optional Repurchase”) and April 13, 2021 (the “April Optional Repurchase” and, together with the December Optional Repurchase and the February Optional Repurchase, the “Optional Repurchases”), in each case in an aggregate amount equal to the lesser of $20.0 million or the then-outstanding principal amount of Securities, at a purchase price in cash equal to 100% of the principal amount thereof.

The Amendment further provides that in the event that the Letter of Credit is drawn upon by Scilex Pharma, then Scilex Pharma shall, within five business days of such draw, repurchase Securities from the holders thereof on a pro rata basis in an aggregate amount equal to the lesser of $20.0 million or the then-outstanding principal amount of Securities, at a purchase price in cash equal to 100% of the principal amount thereof.

Pursuant to the Amendment, the Holders also consented to Scilex Pharma incurring up to $10.0 million of indebtedness in connection with an accounts receivable revolving loan facility with another lender and the incurrence of liens and the pledge of collateral to such lender in connection therewith.

On December 14, 2020, the restricted funds in the Reserve Account and the Collateral Account were released and the Effective Date Repurchase was effected. Scilex Pharma also effectuated the December Optional Repurchase on December 16, 2020. Following the Effective Date Repurchase and the December Optional Repurchase, the aggregate principal amount of the Scilex Notes was reduced by an aggregate of $65.0 million. The Company accounted for the Amendment as a debt modification under ASC Topic 470-50 as the modified terms were not substantially different than the pre-modified terms.

On February 12, 2021, Scilex Pharma effectuated the February Optional Repurchase, which reduced the aggregate principal amount of the Scilex Notes by $20.0 million.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	December 31,
	2020	2019
Principal	$151,872	$221,666
Unamortized debt discount	(51,022)	(67,839)
Unamortized debt issuance costs	(3,698)	(4,360)
Carrying value	$97,152	$149,467
Estimated fair value	$122,300	$150,800

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2021	$4,882
2022	5,535
2023	7,233
2024	8,830
2025	10,142
Thereafter	115,250
Total future minimum payments	151,872
Unamortized debt discount	(51,022)
Unamortized capitalized debt issuance costs	(3,698)
Total Scilex Notes	97,152
Current portion	(4,881)
Long-term portion of Scilex Notes	$92,271

The Company made principal payments of $69.8 million and $2.3 million during the fiscal years ended December 31, 2020 and 2019, respectively. Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido and SP-103, if the Marketing Approval Letter is received, the Company has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The imputed effective interest rate at December 31, 2020 was 9.15%. The amount of debt discount and debt issuance costs included in interest expense for the fiscal years ended December 31, 2020, 2019 and 2018 was approximately $10.6 million, $15.0 million and $6.8 million, respectively.

The Company identified a number of embedded derivatives that require bifurcation from the Scilex Notes and that were separately accounted for in the consolidated financial statements as derivative liabilities. Certain of these embedded features include default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex Holding that satisfies certain valuation thresholds and timing considerations. The Company re-evaluates this assessment each reporting period.

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

2018 Oaktree Term Loan Agreement

In November 2018, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, the Company entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to the Company $20.0 million (the “Early Conditional Loan”, and collectively, with the Initial Loan, the “Term Loans”). The Initial Loan matured on November 7, 2023 and bore interest at a rate equal to the London Interbank Offered Rate plus the applicable margin, or 7%. In connection with the Loan Agreement, on November 7, 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28 and will be exercisable from May 7, 2019 through May 7, 2029.

In connection with the May 2019 amendment, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The Company recorded a loss on derivative liabilities associated with the 2019 Warrants of $4.3 million on the issuance date.

During the year ended December 31, 2020, the Company repaid $120.0 million of outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon. In connection with the repayment of outstanding principal, the Company recorded a loss on debt settlement of $51.9 million.

Interest expense recognized for stated interest on the Term Loans totaled $3.0 million and $10.7 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Debt discount and debt issuance costs were amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the years ended December 31, 2020, 2019 and 2018 was approximately $2.2 million $5.5 million and $0.5 million, respectively.

2018 Securities Purchase Agreement for Private Placement

In March 2018, the Company entered into a Securities Purchase Agreement (the “March 2018 Securities Purchase Agreement”) with certain investors (the “March 2018 Purchasers”), in which the Company issued and sold to the March 2018 Purchasers, (1) convertible promissory notes in an aggregate principal amount of $120,500,000 (the “Notes”), and (2) warrants to purchase 8,591,794 shares of the Company’s common stock (the “Warrants”). In June 2018, the Company entered into an amendment (the “June 2018 Amendment”), in which the Company issued and sold to the March 2018 Purchasers, (1) Notes in an aggregate principal amount of $37,848,750, and (2) Warrants to purchase an aggregate of 2,698,662 shares of the Company’s common stock.

In November 2019, the March 2018 Purchasers agreed to convert the full principal amount, plus all accrued interest into shares of the Company’s common stock. The Company accounted for the conversion as an induced conversion of debt and recorded a loss on settlement of debt of $27.8 million.

9. Stockholders’ Equity

Amended Sales Agreement

On December 4, 2020, Sorrento Therapeutics, Inc. (the “Company”) entered into Amendment No. 1 to the Sales Agreement dated April 27, 2020, by and between the Company and A.G.P./Alliance Global Partners (the “Agent”). The Sales Agreement provided that the Company could offer and sell through or to the Agent up to $250.0 million in shares of its common stock. The Amendment amends the Sales Agreement to provide that the Company may offer and sell, from time to time, through or to the Agent, up to an additional $450.0 million in shares of the Company’s common stock (the “Additional Shares”), such that the Company may offer and sell up to an aggregate of $700.0 million in shares of its common stock (the “Offering”) pursuant to the Sales Agreement, as amended by Amendment No. 1 (the “Amended Sales Agreement”). The Company has no obligation to sell any shares of its common stock pursuant to the Amended Sales Agreement and may at any time suspend offers under the Amended Sales Agreement. The Offering will terminate upon (i) the election of the Agent upon the occurrence of certain adverse events, (ii) three business days’ advance notice from one party to the other, or (iii) the sale of all $700.0 million of shares of the Company’s common stock pursuant thereto. Under the terms of the Amended Sales Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares of the Company’s common stock under the Amended Sales Agreement.

During the year ended December 31, 2020, the Company sold an aggregate of 30,991,918 shares of its common stock pursuant to the Sales Agreement and Amended Sales Agreement for aggregate net proceeds to the Company of approximately $227.7 million.

Common Stock Purchase Agreement

In April 2020, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Arnaki Ltd. (the “Purchaser”), pursuant to which the Purchaser was committed to purchase up to an aggregate of $250.0 million of shares of the Company’s common stock over the 36-month term of the Purchase Agreement. During the year ended December 31, 2020, the Company sold an aggregate of 1,423,077 shares of its common stock pursuant to the Purchase Agreement for aggregate net proceeds of $8.0 million. Effective October 27, 2020, the Company voluntarily terminated the Purchase Agreement. The Purchase Agreement was terminable at will by the Company with no penalty.

Aspire Transaction

In February 2020, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which Aspire Capital was committed to purchase up to an aggregate of $75.0 million of shares of the Company’s common stock over a 24-month term. Upon execution of the Aspire Purchase Agreement, the Company issued to Aspire Capital 897,308 shares of the Company’s common stock as a commitment fee. The Company used and is using proceeds it received under the Aspire Purchase Agreement for working capital and general corporate purposes and for the repayment of the Term Loans. On April 24, 2020, the Aspire Purchase Agreement terminated effective immediately in accordance with its terms as the Company issued and sold, as of such date, an aggregate of 33,825,010 shares of the Company’s common stock for the full $75.0 million of shares available for issuance thereunder.

Equity Distribution Agreement

In April 2020, the Company voluntarily terminated the Equity Distribution Agreement, dated October 1, 2019 (the “Distribution Agreement”), that the Company entered into with JMP Securities LLC (“JMP Sales Agent”), effective immediately. Pursuant to the Distribution Agreement, the Company could offer and sell, from time to time, through the JMP Sales Agent, shares of the Company’s common stock having an aggregate offering price of up to $75,000,000. During the term of the Distribution Agreement, the Company sold an aggregate of 2,120,149 shares of its common stock thereunder for aggregate gross proceeds to the Company of approximately $7.4 million. The Distribution Agreement was terminable at will by the Company with no penalty.

2019 Public Offering of Common Stock and Warrants

In June 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with JMP Securities LLC (the “Representative”), as representative of the several underwriters named therein (the “Underwriters”), relating to a firm commitment underwritten public offering. The net proceeds from the June 2019 Offering were approximately $23.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses, and were received in July 2019.

2019 Registered Direct Offering

In October 2019, the Company announced the closing of its previously announced registered direct offering of 10,869,566 shares of its common stock and warrants to purchase up to 10,869,566 shares of its common stock, at a combined purchase price of $2.30 per share and related warrant. The net proceeds from this offering were approximately $23.4 million, after deducting the placement agent’s fees and other estimated offering expenses, and were received in October 2019.

10. Stock Incentive and Employee Benefit Plans

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

The following table summarizes stock option activity as of December 31, 2020 under the 2019 Plan and the 2009 Plan, and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2019	14,586,661	$4.36	—
Options Granted	8,435,900	5.73
Options Canceled	(2,957,970)	4.52
Options Exercised	(1,301,671)	4.25
Outstanding at December 31, 2020	18,762,920	$4.97	$40,702

During the year ended December 31, 2020, the Company also granted 37,891 shares of unrestricted stock that vested on the grant date and were fully expensed in the period therein. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $4.1 million, $0.5 million and $0.1 million, respectively. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value	$4.54	$3.40	$3.65
Dividend yield	—	—	—
Volatility	105%	96%	81%
Risk-free interest rate	0.46%	2.02%	2.87%
Expected life of options (years)	5.7	6.0	6.1

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

Under the 2019 Plan and the Company’s prior equity award and option plans, total stock-based compensation recorded as operating expense was $15.0 million, $8.3 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2020 was $40.1 million and the weighted average period over which these grants are expected to vest is 2.8 years.

Scilex Holding Company

In June 2019, the stockholders of Scilex Holding approved the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”). Under Scilex Holding, total stock-based compensation recorded as operating expenses was $5.4 million, $4.3 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2020 was $10.3 million and the weighted average period over which these grants are expected to vest is 2.2 years.

As of December 31, 2020, options to purchase 38,234,314 shares of the common stock of Scilex Holding were outstanding and 10,023,186 shares were reserved for awards available for future issuance under the 2019 Stock Option Plan.

Employee Stock Purchase Plan

On October 16, 2020 at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on November 6, 2020 and will end on May 5, 2021, with subsequent offering periods commencing on May 6th of each year and ending on November 5th of the following year. Total stock-based compensation recorded as operating expense for the ESPP was $0.2 million for the year ended December 31, 2020.

CEO Performance Award

On August 7, 2020, the Compensation Committee of the Company`s Board of Directors (the “Compensation Committee”) approved a grant to Henry Ji, Ph.D., the Company’s Chairman of the Board, Chief Executive Officer and President, of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”), subject to approval of the Company’s stockholders at the Annual Meeting. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of the Company’s common stock, which was equal to 10% of the Company’s outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days). To meet the first market capitalization milestone, the Company’s current market capitalization must increase to $5.0 billion. For the next two milestones, the Company’s market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, the Company’s market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, the Company’s market capitalization must increase in additional $4.0 billion increments. For the final milestone, the Company’s market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, the Company’s market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of the Company’s common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. The CEO Performance Award was approved by the Company`s stockholders at the Annual Meeting held on October 16, 2020, which represents the date of grant for accounting purposes.

Recognition of stock-based compensation expense of all the tranches commenced on the date of grant, as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized ratably over the expected vesting period of each respective tranche. If the related market capitalization milestone is achieved earlier than its expected achievement period, then the stock-based compensation expense for that vesting tranche will be accelerated and recorded in the period in which the associated milestone is achieved. The market capitalization requirement is considered a market condition under FASB ASC Topic 718 Compensation – Stock Compensation and is estimated on the grant date using Monte Carlo simulations. Key assumptions for estimating the performance-based awards fair value at the date of grant included, volatility of the Company’s common stock price, post-vesting exercise behavior, and the derived service period.

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $10.8 million for the year ended December 31, 2020. As of December 31, 2020, the Company had approximately $139.5 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if all market capitalization milestones are achieved. The assumptions used in determining this valuation included an expected volatility of 91.0%, a dividend yield of zero, a risk-free interest rate of 0.75%, and an expected remaining term of 9.8 years.

Common Stock Reserved for Future Issuance

As of December 31, 2020, approximately 82.0 million shares of common stock were reserved for future issuance, comprised of 18.6 million shares for common stock warrants, 24.9 million for the CEO Performance Award, 7.5 million reserved for issuance under the ESPP plan and approximately 30.9 million shares under stock incentive plans. As of December 31, 2020, approximately 12.1 million shares of common stock remained available for grant under the 2019 Plan.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $1.4 million, $1.3 million and $0.9 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

11. Commitments and Contingencies

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion, as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing. On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma, LLC; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong.  Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration. On July 21, 2020, NantPharma, LLC’s demands in arbitration were dismissed. The arbitration claims by NANTibody and NantCell are currently pending before the American Arbitration Association. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel.  It is anticipated that the Plaintiff will file a consolidated amended complaint pursuant to a court scheduling order or stipulation of the parties. No deadline for the filing of that complaint or any response thereto by defendants has been set. The Company is defending these matters vigorously.

Operating Leases

The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of December 31, 2020, the Company’s leases have remaining lease terms of approximately 0.5 to 8.9 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities and are immaterial. As of December 31, 2020, the Company has no finance leases.

Operating lease costs were approximately $10.1 million, $10.0 million and $6.1 million for the twelve months ended December 31, 2020, 2019 and 2018, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial. Supplemental quantitative information related to leases includes the following (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,880	$6,935
ROU assets obtained in exchange for new and amended operating lease liabilities	$1,878	$6,777
Weighted average remaining lease term in years	8.4	9.4
Weighted average discount rate	12.2%	12.2%

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating leases
2021	$10,010
2022	10,054
2023	10,285
2024	10,418
2025	9,757
Thereafter	37,586
Total lease payments	88,110
Less imputed interest	(34,183)
Total lease liabilities as of December 31, 2020	$53,927

12. Income Taxes

Total loss before income taxes summarized by region for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
United States	$(315,516)	$(362,776)	$(216,098)
Foreign	(908)	(709)	(2,702)
Total	$(316,424)	$(363,485)	$(218,800)

The components of the provision expense (benefit) were as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Current income tax expense (benefit):
Federal	$(19)	$(68)	$(178)
State	72	27	23
Foreign	58	(37)	(44)
Total current	111	(78)	(199)
Deferred income tax expense (benefit):
Federal	(55,321)	(53,080)	(31,042)
State	(2,730)	(12,173)	(5,534)
Foreign	(288)	(154)	(611)
Total deferred	(58,339)	(65,407)	(37,187)
Changes in tax rate	507	(94)	(453)
Changes in valuation allowance	55,707	65,106	31,565
Total income tax benefit from continuing operations	$(2,014)	$(473)	$(6,274)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$134,072	$91,376
Deferred revenue	25,456	26,064
Tax credit carryforwards	22,209	17,575
Amortization of intangibles	31,140	26,843
Operating lease liabilities	11,726	12,935
Derivative liability	—	4,150
Stock based compensation	5,359	3,593
Accrued expenses and other	36,481	25,958
Total deferred tax assets	266,443	208,494
Less valuation allowance	(203,512)	(148,140)
Total deferred tax assets	62,931	60,354
Deferred tax liabilities:
Investment in common stock	(45,507)	(46,584)
Operating lease right-of-use assets	(9,146)	(10,888)
Other	(1,925)	(450)
Amortization of intangibles	(13,274)	(11,475)
Total deferred tax liabilities	(69,852)	(69,397)
Net deferred tax liabilities	$(6,921)	$(9,043)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Income tax benefit at federal statutory rate	$(66,449)	$(76,332)	$(46,011)
Valuation allowance	55,707	65,106	31,565
State, net of federal tax benefit	(3,339)	(8,904)	(3,075)
Debt discount and interest limitation	896	7,013	11,357
Income tax credits and incentives	(3,685)	(3,018)	(3,785)
Compensation expense	4,446	764	1,309
Acquisition related charges	583	18,811	780
Prior year true-up and carryback	7,790	(187)	(889)
Other	2,037	(3,726)	2,475
Income tax benefit	$(2,014)	$(473)	$(6,274)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $203.5 million against its deferred tax assets as of December 31, 2020. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses. For 2019, the change in valuation allowance also included approximately $8.1 million attributable to the Semnur Pharmaceuticals, Inc. acquisition.

As of December 31, 2020, the Company had $566.8 million, $185.8 million and $19.9 million of federal, state and foreign net operating loss carryforwards, respectively. The net operating loss carryforwards begin to expire in 2034, 2028 and 2024 for federal, state and foreign, respectively.

The Company also had research and development and orphan drug income tax credits of $19.2 million and $10.8 million for federal and state, respectively. The federal income tax credits begin to expire in 2029, while the state income tax credits carryforward indefinitely.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. The Company has undergone an ownership change in a prior year. For the year ended December 31, 2020, there was no impact of such limitations on the Company’s income tax provision.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years starting on January 1, 2007 through December 31, 2020 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of net operating losses and research and development credits. There are no active audits as of December 31, 2020.

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Beginning balance	$5,336	$4,352	$3,883
Increase related to prior year tax positions	133	257	150
Decrease related to prior year tax positions	0	(7)	(597)
Increase related to current year tax positions	928	734	916
Ending balance	$6,397	$5,336	$4,352

At December 31, 2020, 2019 and 2018, $5.6 million, $4.4 million and $3.6 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the periods ended December 31, 2020, 2019 or 2018.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2020.

13. Related Party Agreements and Other

Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.

Semnur is party to an Assignment Agreement with Shah Investor LP, pursuant to which Shah Investor LP assigned certain intellectual property to Semnur and Semnur agreed to pay Shah Investor LP a contingent quarterly royalty in the low-single digits based on quarterly net sales of any pharmaceutical formulations for local delivery of steroids by injection developed using such intellectual property, which would include SEMDEXA. Mahendra Shah, Ph.D., who served on the board of directors of Scilex Holding from March 2019 to October 2020, is the managing partner of Shah Investor LP.

As of December 31, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represented a noncontrolling interest and was held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement (the “Product Development Agreement”) with ITOCHU CHEMICAL FRONTIER Corporation and another party (together, the “Developers”), which together serve as the sole manufacturer and supplier to Scilex Pharma for lidocaine tape products, including ZTlido and SP-103 (each, a “Product”). During the year ended December 31, 2020, Scilex Pharma purchased approximately $1.0 million of inventory from the Developers pursuant to the Product Development Agreement. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with U.S. GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sub-licensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

On July 15, 2020, the Company entered into a consulting agreement with Kim Janda, Ph.D., a member of the Company’s Board of Directors, pursuant to which Dr. Janda will provide consulting and advisory services in exchange for (i) a one-time fee of $250,000, which is payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of the Company’s common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020.

On May 13, 2020, the Company entered into a license agreement with Pulsar Therapeutics, Inc. (“Pulsar”), pursuant to which it licensed Pulsar’s nanoparticle technology for vaccine and antibody uses in exchange for a cash payment, certain royalties of net sales, a sublicense fee and an investment by the Company in Pulsar through the transfer of 1.0 million shares of the Company’s common stock in exchange for a 5.0% equity interest in Pulsar. As of the date of the investment, Henry Ji, Ph.D., a member of the Company’s Board of Directors and the Company’s Chief Executive Officer and President, was a director and chairperson of the board of directors of Pulsar and owned approximately 45.0% of Pulsar’s outstanding shares, and Jaisim Shah, a member the Company’s Board of Directors, owned approximately 5.0% of Pulsar’s outstanding shares.

On May 15, 2020, the Company acquired a 50% equity interest in Cytimm Therapeutics, Inc. (“Cytimm”) in exchange for an investment of $2.5 million by the Company. As of the date of the acquisition, Henry Ji, Ph.D., a member of the Company’s Board of Directors and the Company’s Chief Executive Officer and President, was a director, the chairperson of the board of directors and a stockholder of Cytimm.

14. Segment Information

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

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around the Company’s immuno-oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary CAR-T, DAR-T, and ADCs as well as bispecific antibody approaches. Additionally, this segment also includes Sofusa®, a drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and RTX, which is a non-opioid-based neurotoxin and is currently in clinical trials for late stage cancer pain and osteoarthritis.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. Revenues from the Scilex segment are exclusively derived from the sale of ZTlido.

•	In October 2018, Scilex Pharma commercially launched ZTlido and began recognizing revenue.
•	Semnur’s SEMDEXATM (SP-102) compound could become the first FDA-approved epidural steroid product for the treatment of sciatica. SEMDEXATM has been awarded fast track status by the FDA.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. With the exception of unrestricted cash balances, the Company’s CODM does not regularly review asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the twelve months ended December 31, 2020, 2019 and 2018 (in thousands):

	Twelve Months Ended December 31,
	2020			2019			2018
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$13,655	$26,331	$39,986	$10,399	$21,033	$31,432	$18,587	$2,606	$21,193
Operating expenses	225,687	58,817	284,504	130,529	160,296	290,825	137,166	34,452	171,618
Operating (loss) income	(212,032)	(32,486)	(244,518)	(120,130)	(139,263)	(259,393)	(118,579)	(31,846)	(150,425)
Unrestricted cash	51,475	4,989	56,464	12,176	10,345	22,521	86,024	72,714	158,738

15. Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly data for the years presented, in thousands, except per share data.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2020	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$11,505	$11,753	$9,007	$7,721	$39,986
Operating costs and expenses	$82,028	$94,857	$56,735	$50,884	$284,504
Net loss attributable to Sorrento	$(71,503)	$(84,023)	$(77,740)	$(65,195)	$(298,461)
Net loss per share - basic	$(0.27)	$(0.33)	$(0.36)	$(0.36)	$(1.30)
Net loss per share - diluted	$(0.27)	$(0.33)	$(0.36)	$(0.36)	$(1.30)
Weighted-average shares - basic	267,863	251,211	216,956	182,609	229,823
Weighted-average shares - diluted	267,863	257,670	216,956	182,609	229,823

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2019	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$13,034	$5,778	$6,477	$6,143	$31,432
Operating costs and expenses	$45,613	$59,061	$56,838	$129,313	$290,825
Net loss attributable to Sorrento	$(62,820)	$(64,415)	$(56,762)	$(108,071)	$(292,068)
Net loss per share - basic	$(0.41)	$(0.49)	$(0.46)	$(0.88)	$(2.20)
Net loss per share - diluted	$(0.41)	$(0.50)	$(0.47)	$(0.88)	$(2.35)
Weighted-average shares - basic	154,964	130,800	122,549	122,281	132,732
Weighted-average shares - diluted	154,964	140,445	132,459	122,281	140,514

16. Loss Per Share

For the years ended December 31, 2020, 2019, and 2018, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange, which is described in Note 7.

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share):

	Years Ended December 31,
	2020	2019	2018
Numerator
Net loss attributable to Sorrento	$(298,461)	$(292,068)	$(203,540)
Net loss attributable to Semnur holders of Scilex Holding	—	(38,669)	—
Net loss used for diluted earnings per share	(298,461)	(330,737)	(203,540)
Denominator for basic loss per share	229,823	132,732	106,150
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	7,782	—
Denominator for loss earnings per share	229,823	140,514	106,150
Basic loss per share	$(1.30)	$(2.20)	$(1.92)
Diluted loss per share	$(1.30)	$(2.35)	$(1.92)

The potentially dilutive stock options and warrants that would have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Outstanding options	18,763	14,587	10,523
Outstanding warrants	18,605	57,556	25,635