Form 10-Q
period 2021-03-31
Sorrento Therapeutics, Inc.
filed 2021-05-05
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 30, 2021 was 286,650,738.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$41,678	$56,464
Marketable investment	194,431	—
Accounts receivables, net	16,309	15,506
Inventory	1,779	1,831
Prepaid expenses	7,656	8,712
Other current assets	3,848	3,721
Total current assets	265,701	86,234
Property and equipment, net	34,681	31,861
Operating lease right-of-use assets	39,011	42,052
Intangibles, net	72,640	73,675
Goodwill	43,554	43,554
Equity investments	155,979	256,397
Other assets, net	2,049	2,049
Total assets	$613,615	$535,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,060	$24,706
Accrued payroll and related benefits	16,286	20,859
Accrued expenses	27,728	19,198
Current portion of deferred revenue	1,120	4,485
Current portion of operating lease liabilities	3,734	3,626
Acquisition consideration payable	398	398
Current portion of debt	21,718	23,208
Total current liabilities	96,044	96,480
Long-term debt, net of discount	79,956	92,258
Deferred tax liabilities, net	6,699	6,918
Deferred revenue	116,926	113,185
Derivative liabilities	33,200	35,400
Operating lease liabilities	49,354	50,301
Other long-term liabilities	549	549
Total liabilities	$382,728	$395,091
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 285,655,428 and 275,285,582 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	29	28
Additional paid-in capital	1,236,195	1,172,346
Accumulated other comprehensive income (loss)	445	520
Accumulated deficit	(955,769)	(958,279)
Treasury stock, 7,568,182 shares at cost at March 31, 2021, and December 31, 2020	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	231,436	165,151
Noncontrolling interests	(549)	(24,420)
Total equity	230,887	140,731
Total liabilities and stockholders’ equity	$613,615	$535,822

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product revenues	$7,023	$5,248
Service revenues	7,232	2,473
Total revenues	14,255	7,721
Operating costs and expenses:
Cost of products sold	852	548
Cost of services	2,534	1,891
Research and development	43,833	21,154
Acquired in-process research and development	7,512	—
Selling, general and administrative	43,394	26,299
Intangible amortization	1,035	992
Total operating costs and expenses	99,160	50,884
Loss from operations	(84,905)	(43,163)
Gain on derivative liabilities	2,200	4,920
Loss on foreign currency exchange	(540)	(147)
Interest expense, net	(2,366)	(6,806)
Gain on marketable investment	94,431	—
Loss on equity method investments	(419)	(556)
Loss on debt extinguishment, net	(6,111)	(23,645)
Other loss	(78)	(59)
Income (loss) before income tax	2,212	(69,456)
Income tax benefit	(206)	(276)
Net income (loss)	2,418	(69,180)
Net loss attributable to noncontrolling interests	(92)	(3,985)
Net income (loss) attributable to Sorrento	$2,510	$(65,195)
Net income (loss) per share - basic per share attributable to Sorrento	$0.01	$(0.36)
Net income (loss) per share - diluted per share attributable to Sorrento	$0.01	$(0.36)
Weighted-average shares used during period - basic per share attributable to Sorrento	280,604	182,609
Weighted-average shares used during period - diluted per share attributable to Sorrento	297,909	182,609

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands; unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,418	$(69,180)
Other comprehensive loss (gain):
Foreign currency translation adjustments	(75)	55
Total other comprehensive loss (gain)	(75)	55
Comprehensive income (loss)	2,343	(69,125)
Comprehensive loss attributable to noncontrolling interests	(92)	(3,985)
Comprehensive income (loss) attributable to Sorrento	$2,435	$(65,140)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2020	275,286	$28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	500	—	—	—	5,394	—	—	—	5,394
Issuance of common stock upon exercise of warrants	2,550	—	—	—	9,050	—	—	—	9,050
Issuance of common stock for equity offerings	3,901	1	—	—	42,208	—	—	—	42,209
Other acquisitions, license agreements and investments paid in equity	851	—	—	—	7,500	—	—	—	7,500
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Stock-based compensation	—	—	—	—	23,660	—	—	—	23,660
Foreign currency translation adjustment	—	—	—	—	—	(75)		—	(75)
Net Income (loss)	—	—	—	—	—	—	2,510	(92)	2,418
Balance, March 31, 2021	285,655	$29	7,568	$(49,464)	$1,236,195	$445	$(955,769)	$(549)	$230,887

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798	$18	7,568	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Issuance of common stock under equity compensation plans	49	—	—	—	99	—	—	—	99
Issuance of common stock upon exercise of warrants	5,009	1	—	—	13,534	—	—	—	13,535
Issuance of common stock for public placement, net	2,091	1	—	—	7,325	—	—	—	7,326
Stock-based compensation	—	—	—	—	3,682	—	—	—	3,682
Issuance of common stock from Aspire Purchase Agreement	29,619	3	—	—	62,950	—	—	—	62,953
Foreign currency translation adjustment	—	—	—	—	—	55		—	55
Net loss	—	—	—	—	—	—	(65,195)	(3,985)	(69,180)
Balance, March 31, 2020	204,566	$23	7,568	$(49,464)	$875,712	$(215)	$(725,013)	$(49,817)	$51,226

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
Operating activities	2021	2020
Net income (loss)	$2,418	$(69,180)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,918	3,058
Non-cash operating lease cost	759	842
Non-cash interest expense and amortization of debt issuance costs	2,098	4,386
Payment on Scilex Notes attributed to accreted interest related to the debt discount	(4,548)	—
Acquired in-process research and development	7,512	—
Stock-based compensation	23,660	3,682
Loss on debt extinguishment	6,111	23,645
Gain on derivative liabilities	(2,200)	(4,920)
Gain on marketable investment	(94,431)	—
Loss on equity method investments	419	556
Deferred tax provision	(219)	(150)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(803)	4,432
Accrued payroll	(4,573)	(407)
Prepaid expenses, deposits and other assets	980	185
Accounts payable	(76)	728
Accrued expenses and other liabilities	11,066	(4,488)
Deferred revenue	376	(169)
Other	476	(750)
Net cash used for operating activities	(48,057)	(38,550)
Investing activities
Purchases of property and equipment	(1,994)	(21)
Other acquisitions and investments	(12)	—
Net cash used for investing activities	(2,006)	(21)
Financing activities
Proceeds from equity offerings, net of issuance costs	42,209	69,896
Proceeds from short-term debt, net of issuance costs	11,769	725
Proceeds from exercise of stock options and warrants	10,597	13,634
Repayments of debt and other obligations	(29,218)	(59,533)
Net cash provided by financing activities	35,357	24,722
Net change in cash, cash equivalents and restricted cash	(14,706)	(13,849)
Net effect of exchange rate changes on cash	(80)	27
Cash, cash equivalents and restricted cash at beginning of period	56,464	80,769
Cash, cash equivalents and restricted cash at end of period	$41,678	$66,947
Supplemental disclosures:
Cash paid during the period for:
Interest	83	1,569
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests from increased ownership in Scilex Holding	23,963	—
Other acquisitions, license agreements and investments paid in equity	7,500	—
Property and equipment costs incurred but not paid	1,031	628
Non-cash additions related to leasehold improvements	2,279	—
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	41,678	21,897
Restricted cash	-	45,050
Cash, cash equivalents, and restricted cash	$41,678	$66,947

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical stage, antibody-centric, biopharmaceutical company developing new therapies to treat cancers and COVID-19. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its extensive immuno-oncology platforms, including key assets such as fully human antibodies (“G-MAB™ library”), clinical stage immuno-cellular therapies (“CAR-T”, “DAR-T™”), antibody-drug conjugates (“ADCs”) and clinical stage oncolytic virus (Seprehvir™). The Company is also developing potential antiviral therapies and vaccines against coronaviruses, including COVIGUARD™, COVI-AMG™, COVISHIELD™, Gene-MAb™, COVI-MSC™ and COVIDROPS™; and diagnostic test solutions, including COVITRACK™, COVISTIX™ and COVITRACE™.

The Company’s commitment to life-enhancing therapies for patients is also demonstrated by its effort to advance a first-in-class (TRPV1 agonist) non-opioid pain management small molecule, resiniferatoxin (“RTX”), and SP-102 (10 mg, dexamethasone sodium phosphate viscous gel) (SEMDEXA™), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, and through the commercialization of ZTlido® (lidocaine topical system) 1.8% for the treatment of post-herpetic neuralgia.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2021 fiscal year, or any subsequent period. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”), management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

During the three months ended March 31, 2021, there have been no changes to the Company`s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Scilex Pharmaceuticals Inc. product sales	$6,986	$5,211
Other product revenue	37	37
Net product revenue	$7,023	$5,248
Concortis Biosystems Corporation	$5,462	$1,321
Bioserv Corporation	1,199	1,032
Other service revenue	571	120
Service revenue	$7,232	$2,473

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Income Taxes Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020. The Company adopted the standard on January 1, 2021. The adoption of the standard had no material impact on the Company`s consolidated financial statements.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$41,678	$41,678	$—	$—
Marketable investment	194,431	194,431	—	—
Total assets	$236,109	$236,109	$—	$—
Liabilities:
Derivative liabilities - non-current	$33,200	$—	$—	$33,200
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$34,147	$—	$—	$34,147

	Fair Value Measurements at December 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,464	$56,464	$—	$—
Total assets	$56,464	$56,464	$—	$—
Liabilities:
Derivative liabilities - non-current	35,400	—	—	35,400
Acquisition consideration payable	398	—	—	398
Acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$36,347	$—	$—	$36,347

Derivative liabilities

The Company recorded a gain on derivative liabilities of $2.2 million for the three months ended March 31, 2021, which related to the compound derivative liabilities associated with the Scilex Notes (as defined in Note 7). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a 7% risk adjusted net sales forecast, an effective debt yield of 15% and an estimated probability of 100% of not obtaining marketing approval before March 31, 2021.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

(in thousands)	Fair Value
Beginning Balance at December 31, 2020	$35,400
Re-measurement of Fair Value	(2,200)
Ending Balance at March 31, 2021	$33,200

4. Investments

The Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”) and ImmuneOncia Therapeutics, LLC, among others. The Company’s other equity investments include an ownership interest in NantBioScience, Inc. (“NantBioScience”) and Celularity Inc. The Company`s marketable investment includes an ownership interest in ImmunityBio, Inc. (“ImmunityBio”).

On March 9, 2021, NantKwest, Inc. and ImmunityBio completed their previously announced 100% stock-for-stock merger (the “Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the Merger. Prior to the closing of the Merger, the Company owned 10,000,000 shares of common stock of ImmunityBio, and the Company therefore received 8,190,000 shares of common stock of the post-merger company in the Merger.

The Company’s investment in ImmunityBio has historically been included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the Merger, the Company accounts for its investment in ImmunityBio as an equity investment with a readily determinable fair value and has reclassified its investment in ImmunityBio to marketable investment within its consolidated balance sheets. The investment in ImmunityBio is classified as a current asset because the investment can be liquidated to finance the Company’s current operations. In connection with the change in fair value of its investment in ImmunityBio, the Company recorded a gain on marketable investment of $94.4 million during the three months ended March 31, 2021.

NANTibody

  The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell, Inc. holds the remaining 60%. The Company`s investment in NANTibody had a carrying value of zero as of March 31, 2021 due to the Company’s share of cumulative losses. As of March 31, 2020, the carrying value of the Company`s investment in NANTibody was approximately $1.9 million.

NANTibody recorded a net loss of $0.8 million and $1.4 million for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, NANTibody had $4.9 million in current assets, $5.5 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The carrying value of the Company’s investment in NantStem was approximately $18.2 million and $17.9 million as of March 31, 2021 and 2020, respectively.

NantStem recorded a net gain of $0.1 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, NantStem had $80.9 million in current assets, $1.1 million in noncurrent assets and no current and noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

5. Goodwill and Intangible Assets

At both March 31, 2021 and December 31, 2020, the Company had goodwill of $43.6 million. Goodwill for the Sorrento Therapeutics segment and Scilex segment as defined in Note 13 was $36.9 million and $6.7 million, respectively, as of March 31, 2021.

Intangible assets with indefinite useful lives totaling $28.3 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of March 31, 2021 and December 31, 2020 is as follows (in thousands, except for years):

March 31, 2021	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,433	$152
Acquired technology	19	3,410	1,280	2,130
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,657	18,283
Patent rights	15	32,720	9,648	23,072
Assembled workforce	5	605	252	353
Internally developed software	2	520	130	390
Total intangible assets		$89,040	$16,400	$72,640

December 31, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,426	$159
Acquired technology	19	3,410	1,236	2,174
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,291	18,649
Patent rights	15	32,720	9,103	23,617
Assembled workforce	5	605	222	383
Internally developed software	1	520	87	433
Total intangible assets		$89,040	$15,365	$73,675

Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2021 and 2020. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at March 31, 2021 is as follows (in thousands):

Years Ending December 31,	Amount
2021 (Remaining nine months)	$3,105
2022	4,140
2023	4,048
2024	3,870
2025	3,845
Thereafter	25,373
Total expected future amortization	$44,381

6. Significant Agreements and Contracts

License Agreement with Icahn School of Medicine at Mount Sinai

In March 2021, the Company entered into an exclusive license agreement (the “Mount Sinai License Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to acquire a worldwide, exclusive, sublicensable license to certain of Mount Sinai’s patents and monoclonal antibodies as well as technical information to develop, manufacture, commercialize, and exploit related products and services (“Licensed Products”) for all fields, uses, and applications, including for the diagnosis, prevention, treatment and cure of coronavirus.

As consideration for the Mount Sinai License Agreement, the Company paid Mount Sinai and upfront license fee of $7.5 million comprised of 851,305 shares of the Company’s common stock, which was expensed as acquired in-process research and development during the three months ended March 31, 2021. The Company also agreed to pay Mount Sinai (i) certain milestone payments upon the achievement of certain clinical trial and regulatory milestones, and (ii) certain royalties in the low-single digit to mid-single digit percentages of annual net sales of Licensed Products by the Company and a share of any sublicense revenue received by the Company from sublicensees.

Scilex Holding Ownership Increase

On January 29, 2021, the Company acquired additional shares of Scilex Holding Company (“Scilex Holding”), resulting in the Company holding approximately 99.9% of the outstanding common stock of Scilex Holding as of March 31, 2021.

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

The purchase price allocation resulted in net identifiable assets of $19.5 million, which includes separate and distinct indefinite lived intangible assets comprised of acquired in-process research and development of $13.9 million, goodwill of $5.3 million and other net assets of $0.3 million. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of March 31, 2021. Such matters may result in adjustments to the purchase price allocation, which has not changed since December 31, 2020. Goodwill largely reflects the synergies expected to be achieved with SmartPharm’s gene delivery platforms and the assembled workforce. Goodwill is not deductible for tax purposes. Results of operations since the date of acquisition were not material.

License Agreement with NantCell

In April 2015, the Company and NantCell, Inc. (“NantCell”) entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on an equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020, due to NantCell`s material breach of the agreement. The termination and remedies related to such termination are currently pending in an arbitration before the American Arbitration Association. The Company has therefore deferred recognition of the upfront payment and the value of the equity interest received until the arbitration is concluded or resolved. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore the $100.0 million investment is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of NantCell.

7. Debt

2018 Purchase Agreements and Indenture for Scilex

On September 7, 2018, Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee and collateral agent, and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture. During the year ended December 31, 2020, Scilex Pharma repurchased an aggregate of $65.0 million in principal amount of the Scilex Notes.

In February 2021, Scilex Pharma repurchased an additional $20.0 million in principal amount of the Scilex Notes. In connection with the repurchase, the Company recorded a loss on partial debt extinguishment of $7.1 million during the three months ended March 31, 2021.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal	$130,605	$151,872
Unamortized debt discount	(42,475)	(51,022)
Unamortized debt issuance costs	(3,096)	(3,698)
Carrying value	$85,034	$97,152
Estimated fair value	$129,900	$122,300

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2021 (Remaining nine months)	3,731
2022	5,505
2023	7,157
2024	8,758
2025	10,077
Thereafter	95,377
Total future minimum payments	130,605
Unamortized debt discount	(42,475)
Unamortized capitalized debt issuance costs	(3,096)
Total Scilex Notes	85,034
Current portion	(5,084)
Long-term portion of Scilex Notes	$79,950

The Company made principal payments of $21.3 million and $1.6 million during the three months ended March 31, 2021 and 2020, respectively. The imputed effective interest rate at March 31, 2021 was 9.4%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2021 and 2020 was approximately $2.1 million and $2.9 million, respectively. On April 13, 2021 the Company made an additional principal payment of $20.0 million.

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

8. Stockholders’ Equity

Amended Sales Agreement

On December 4, 2020, the Company entered into Amendment No. 1 to that certain Sales Agreement dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that the Company may, from time to time, offer and sell securities to A.G.P./Alliance

Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the three months ended March 31, 2021, the Company issued and sold an aggregate of 3,901,460 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $42.2 million. Subsequent to March 31, 2021 and through April 30, 2021, the Company issued and sold an aggregate of 976,208 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds to the Company of approximately $7.7 million.

9. Stock Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation recorded as operating expense under the 2019 Plan was $8.7 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation expense related to unvested stock option grants as of March 31, 2021 was $46.4 million with a weighted average remaining vesting period of 2.8 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of March 31, 2021 was $20.2 million, with a weighted average remaining vesting period of 4.0 years.

A summary of stock option activity under the 2019 Plan for the three months ended March 31, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	18,762,920	$4.97	$—
Options Granted	1,771,685	10.58
Options Cancelled	(474,188)	4.81
Options Exercised	(368,375)	4.20
Outstanding at March 31, 2021	19,692,042	$5.49	$62,105

The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted-average grant date fair value	$8.63	$1.36
Dividend yield	—%	—%
Volatility	111%	94%
Risk-free interest rate	1.00%	0.71%
Expected life of options (years)	6.0	5.9

A summary of RSU activity under the 2019 Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—
RSUs Granted	2,148,070	10.41
RSUs Released	(132,540)	13.96
RSUs Cancelled	(5,941)	10.18
Outstanding at March 31, 2021	2,009,589	$10.18

The fair value of RSUs is determined based on the closing market price of the Company’s common stock on the grant date.

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan, total stock-based compensation recorded as operating expense was $1.9 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. The total unrecognized compensation expense related to unvested stock option grants as of March 31, 2021 was $20.1 million, with a weighted average vesting period of 2.9 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company`s 2020 Employee Stock Purchase Plan was $0.3 million for the three months ended March 31, 2021.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $12.8 million for the three months ended March 31, 2021. As of March 31, 2021, the Company had approximately $126.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC and Chief Executive Officer Patrick Soon-Shiong, seeking damages in excess of $1.0 billion as well as additional punitive damages, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma, LLC and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing. On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma, LLC; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma, LLC and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On May 24, 2019, NANTibody and NantPharma, LLC filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, LLC, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma, LLC have re-filed their claims in arbitration. On July 21, 2020, NantPharma, LLC’s demands in arbitration were dismissed. The arbitration claims by NANTibody and NantCell, Inc. are currently pending before the American Arbitration Association. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, any responsive pleading or motion to dismiss by the defendants is due by May 20, 2021; Plaintiff’s opposition to any motion to dismiss filed by the defendants is due by July 5, 2021; and any reply by the defendants is due by August 4, 2021. No hearing date for any motion by the defendants has been set. The Company is defending these matters vigorously.

Operating Leases

As of March 31, 2021, the Company’s leases have remaining lease terms of approximately 0.3 to 8.7 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended March 31,
	2021	2020
Operating cash outflows used for operating leases	$2,487	$2,414
ROU assets obtained in exchange for new and amended operating lease liabilities	$—	$795
Weighted average remaining lease term in years	8.2	9.1
Weighted average discount rate	12.2%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2021 (Remaining nine months)	$7,621
2022	10,054
2023	10,285
2024	10,418
2025	9,757
Thereafter	37,586
Total lease payments	85,721
Less imputed interest	(32,633)
Total lease liabilities as of March 31, 2021	$53,088

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

The Company’s income tax benefit of $0.2 million and $0.3 million reflect effective tax rates of 9.3% and 0.4% for the three months ended March 31, 2021 and 2020, respectively.

The difference between the expected statutory federal tax rate of 21% and the 9.3% effective tax rate for the three months ended March 31, 2021 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the three months ended March 31, 2021, when compared to the same period in 2020, the change in effective income tax rate was primarily attributable a similar tax benefit year over year applied against the amount of income in 2021 compared against the amount of loss in 2020.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 forward are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Net Income (Loss) Per Share

For the three months ended March 31, 2021 and 2020, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive shares of common stock from outstanding stock options, RSUs and warrants are determined using the average share price for each period under the treasury stock method. Proceeds from the exercises of stock options and warrants and the average amount of unrecognized compensation expense are assumed to be used to repurchase shares.

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2021 and 2020 (in thousands except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator
Net income (loss) used for basic and diluted income (loss) per share	$2,510	$(65,195)

Denominator for basic income (loss) per share	280,604	182,609
Potentially dilutive shares from stock options, RSUs and warrants	17,305	—
Denominator for diluted income (loss) per share	297,909	182,609
Basic income (loss) per share	$0.01	$(0.36)
Diluted income (loss) per share	$0.01	$(0.36)

Shares of common stock issuable pursuant to stock options and warrants that would have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Anti-dilutive shares for outstanding options and RSUs	2,987	13,678
Anti-dilutive shares for outstanding warrants	—	52,548

13. Segment Information

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

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021			2020
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$7,269	$6,986	$14,255	$2,510	$5,211	$7,721
Operating expenses	81,877	17,283	99,160	33,248	17,636	50,884
Operating loss	(74,608)	(10,297)	(84,905)	(30,738)	(12,425)	(43,163)
Unrestricted cash	31,109	10,569	41,678	11,777	10,120	21,897

14. Subsequent Events

Merger Agreement for Proposed Acquisition of ACEA Therapeutics

On April 2, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ACEA Therapeutics, Inc., an exempted company incorporated with limited liability in the Cayman Islands (“ACEA”), AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of the Company (“Merger Sub”), and Fortis Advisors LLC, as representative of the shareholders of ACEA (the “Shareholders’ Representative”). The Merger Agreement provides for the merger of Merger Sub with and into ACEA (the “Merger”), with ACEA surviving as a wholly owned subsidiary of the Company.

As consideration for the Merger, following the closing of the Merger, the Company will pay to the holders of securities of ACEA (the “ACEA Equityholders”) an amount equal to $38,000,000 (plus the Company’s agreed upon share of certain interest, fees and other expenses), as such amount may be adjusted pursuant to the terms of the Merger Agreement for indebtedness, transaction expenses and cash (the “Closing Consideration”). A portion of the Closing Consideration otherwise payable to the ACEA Equityholders will be set aside for expenses incurred by the Shareholders’ Representative. In addition to the Closing Consideration, and subject to the achievement of certain clinical and sales milestones (as described below), the Company shall also pay the ACEA Equityholders (i) up to $450,000,000 in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired in the Merger and (ii) with respect to specified royalty-bearing products, five to ten percent of the annual net sales thereof (the “Earn-Out Consideration” and together with the Closing Consideration, the “Merger Consideration”), in each case in accordance with the terms of an earn-out agreement to be entered into by and between the Company and the Shareholders’ Representative in connection with the closing of the Merger.

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

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (in-licensed from ACEA Therapeutics, Inc.) in a U.S. Phase II study of cytokine storm associated with a COVID-19 infection and in a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients. We are also internally developing potential coronavirus antiviral therapies and vaccines, including ACE-MABTM, COVIDTRAPTM, COVI-MABTM, COVIGUARDTM, COVISHIELDTM , COVI-AMG™ and T-VIVA-19TM; and diagnostic test solutions, including COVITRACK™, COVISTIX™ and COVITRACE™.

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

Our first generation SARS-CoV-2 neutralizing antibody was STI-1499 (COVIGUARD™), which was engineered to prevent antibody dependent enhancement. This antibody was then optimized to produce the highly potent STI-2020, which is currently being developed in two outpatient formations: COVI-AMG (IV-push injection) and COVI-DROPS (nasal). COVI-AMG has been cleared by the U.S. Food and Drug Administration (“FDA”) for a Phase I study of healthy volunteers, a Phase II study in outpatients with COVID-19 and a Phase II study in hospitalized patients with moderate or severe COVID-19, and we are awaiting FDA clearance for a Phase I study of COVIDROPS of healthy volunteers and patients with mild COVID-19. Sorrento also has developed two promising potential rescue treatments with Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat moderate to severe hospitalized COVID-19 patients and COVI-MSC™, a human allogeneic adipose-derived mesenchymal stem cells for patients suffering from COVID-19-induced acute respiratory distress (ARD). Both have been cleared by the FDA and are in Phase Ib clinical studies. We are also working with Brazilian regulators (“ANVISA”) to conduct a COVID-19 study with Abivertinib and potentially with COVI-AMG TM. In pre-clinical development, we are rapidly screening new neutralizing antibodies to address the multiple emerging variants of SARS-CoV-2 to potentially add to STI-2020 in a cocktail (COVI-SHIELD™) and exploring novel mechanistic approaches such as soluble recombinant fusion protein traps (COVIDTRAPTM) to potentially inhibit the binding of SARS-CoV-2’s spike protein with host ACE2 receptors, thereby potentially preventing viral cell entry.

In furtherance of our goal to develop products across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVISTIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. COVITRACK™ is a rapid SARS-CoV-2 IgG/IgM antibody test kit intended for use initially in clinical laboratories and in point of care settings to quickly identify individuals with anti-SARS-CoV-2 antibodies post-infection or post- vaccination. COVITRACE™ was licensed from Columbia University as a rapid single step on-site colorimetric detection test for SARS-COV-2 genomic RNA from a saliva sample using targeted nucleic acid amplification for high throughput point-of-care situations.

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

Impact of COVID-19 on Our Business

We are closely monitoring the COVID-19 pandemic and its potential impact on our business. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the outbreak, including implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

The COVID-19 pandemic has created uncertainties in the expected timelines for clinical stage biopharmaceutical companies such as ours, including possible delays in clinical trials and disruptions in the supply chain for raw materials used in clinical trial work. Such delays could materially impact our business. Accordingly, the extent to which the COVID-19 global pandemic impacts our business, results of operations and financial condition will depend on future developments, which remain unpredictable. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, “Risk Factors” herein.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues. Revenues were $14.3 million for the three months ended March 31, 2021, as compared to $7.7 million for the three months ended March 31, 2020.

Revenues in our Sorrento Therapeutics segment increased from $2.5 million to $7.3 million for the three months ended March 31, 2021 compared to the same quarter of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $5.2 million to $7.0 million for the three months ended March 31, 2021 compared to the same quarter of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the three months ended March 31, 2021 and 2020 were $3.4 million and $2.4 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $0.6 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment increased by $0.3 million and was driven by higher sales of ZTlido.

Research and Development (“R&D”) Expenses. Research and development expenses for the three months ended March 31, 2021 and 2020 were $43.8 million and $21.2 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, oncolytic virus, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $22.5 million as compared to the same quarter of the prior year and were driven by higher headcount and increased clinical development costs across our R&D platforms.

R&D expenses for our Scilex segment increased by $0.2 million as compared to the same quarter of the prior year and were primarily driven by increased costs associated with our research and development product portfolio.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses during the three months ended March 31, 2021 totaled $7.5 million. These expenses primarily related to licensing arrangements entered into during the period. We did not have acquired in-process research and development expenses during the three months ended March 31, 2020.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2021 and 2020 were $43.4 million and $26.3 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $17.9 million and were primarily attributed to higher headcount and stock-based compensation expense compared to the same quarter of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $0.8 million and were attributed to cost savings resulting from a more focused marketing strategy for ZTlido and savings arising from the transfer of a contracted to in-house sales force.

Gain on Derivative Liabilities. Gain on derivative liabilities for the three months ended March 31, 2021 was $2.2 million compared to a gain of $4.9 million in the same quarter in 2020 and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Gain on Marketable Investment. Gain on marketable investment reflects the change in fair value of our investment in ImmunityBio, Inc.

Loss on Debt Extinguishment, net. Loss on debt extinguishment for the three months ended March 31, 2021 was $6.1 million and was primarily attributed to the repurchases of the outstanding principal on the Scilex Notes (as defined below).

Loss on debt extinguishment for same quarter of the prior year was $23.6 million and was attributed to the repayments of outstanding principal on our prior term loans with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, “Oaktree”).

Interest Expense, net. Interest expense for the three months ended March 31, 2021 and 2020 was $2.4 million and $6.8 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Oaktree term loans, which were fully repaid in year ended December 31, 2020. Interest income was immaterial for both periods.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.3 million, respectively. The decrease in income tax benefit was primarily attributable to the impact of earnings in the current year.

Net Income (Loss). Net income for the three months ended March 31, 2021 was $2.4 million. Net loss for the three months ended March 31, 2020 was $69.2 million.

Liquidity and Capital Resources

As of March 31, 2021, we had $41.7 million in cash and cash equivalents attributable in part to the following financing arrangements:

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

On December 14, 2020, we, Scilex Pharma, U.S. Bank National Association, as trustee and collateral agent, and the beneficial owners of the Scilex Notes and the Scilex Note Purchasers entered into a Consent Under and Amendment No. 3 to Indenture and Letter of Credit (the “Amendment”), which amended: (i) the Indenture, and (ii) the irrevocable standby letter of credit that we issued to Scilex Pharma in connection with the Indenture.

On December 14, 2020, and in connection with the Amendment, the aggregate $45.0 million in restricted funds held in previously established reserve and collateral accounts were released and Scilex Pharma utilized such funds to repurchase an aggregate of $45.0 million in principal amount of the Scilex Notes. Scilex Pharma also repurchased $20.0 million in principal amount of the Scilex Notes in each of December 2020 and February 2021.

Equity Financings

Amended Sales Agreement

On December 4, 2020, we entered into Amendment No. 1 to that certain Sales Agreement, dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that we may, from time to time, offer and sell securities to A.G.P./Alliance Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the three months ended March 31, 2020, we issued and sold an aggregate of 3,901,460 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds of approximately $42.2 million. Subsequent to March 31, 2021 and through April 30, 2021, we issued and sold an aggregate of 976,208 shares of our common stock pursuant to the Sales Agreement for aggregate net proceeds of approximately $7.7 million.

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

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $48.1 million for the three months ended March 31, 2021 as compared to $38.6 million for the three months ended March 31, 2020. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and pre-clinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third-party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $2.0 million for the three months ended March 31, 2021, which was primarily attributed to expenditures on laboratory equipment. During the three months ended March 31, 2020, net cash used by investing activities related to purchases of equipment and was not significant.

Cash Flows from Financing Activities. Net cash provided by financing activities was $35.4 million for the three months ended March 31, 2021 as compared to net cash provided by financing activities of $24.7 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $42.2 million from equity offerings, proceeds from short-term debt of $11.8 million and proceeds of $10.6 million from common stock issuances and warrant exercises. We repaid $21.3 million in principal amount of the Scilex Notes, of which $16.8 million was attributed to principal included within financing activities and $4.5 million was attributed to principal included in operating activities. We also repaid $11.8 million in other short-term debt. During the three months ended March 31, 2020, we repaid $55.5 million of outstanding principal under the prior term loans with Oaktree, and $2.3 million of related exit fees and prepayment fees thereon and a made payments of $1.6 million on the Scilex Notes. This use of cash was offset by proceeds received of $62.6 million from equity offerings and an additional $21.0 million from common stock issuances and warrant exercises.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt with detachable warrants, derivative liabilities, revenue recognition, leases, acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and there have been no material changes during the three months ended March 31, 2021.

Contractual Obligations and Commitments

As of March 31, 2021, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since our inception through March 31, 2021, other than off balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies” and “Recent Accounting Pronouncements” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we held an investment in an equity security with a readily determinable fair value, which is included as a current marketable investment within our consolidated balance sheets. Our investment in this publicly traded equity security is recorded at fair value and is subject to market price volatility. Changes in the fair value of this investment is recorded in our consolidated statement of operations within gain (loss) on marketable investment. As of March 31, 2021, a price change of 10 percent would increase or decrease the fair value of our marketable investment by $19.4 million.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

The information under the caption “Litigation” set forth in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.is incorporated herein by reference.

Item 1A.Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2020, Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical stage company subject to significant risks and uncertainties, including the risk that we or our partners may never develop, obtain regulatory approval or market any of our product candidates or generate product related revenues.

We are primarily a clinical stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-1499 (neutralizing antibody; COVIGUARDTM), STI-2020 (affinity matured neutralizing antibody; COVI-AMGTM), STI-2099 (intranasal affinity matured neutralizing antibody; COVIDROPSTM), neutralizing antibody cocktail (COVISHIELDTM), STI-5656 (Abivertinib), STI-4398 (ACE2 receptor decoy protein; COVIDTRAPTM), STI-8282 (allogeneic adipose-derived mesenchymal stem cells; COVI-MSCTM), STI-2030 (Salicyn-30) serological IgM/IgG antibody diagnostic test (COVITRACKTM), saliva-based antigen diagnostic test for SARS-CoV-2 (COVITRACETM) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVISTIXTM), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $955.8 million and $958.3 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2020 (COVI-AMGTM), STI-2099 (COVIDROPSTM), STI-8282 (COVI-MSCTM) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates, including a neutralizing antibody cocktail (COVISHIELDTM), STI-4398 (COVIDTRAPTM), and STI-2030 (Salicyn-30), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our future capital requirements will depend on many factors, including:

•

the progress of the development of our fully-human mAbs, including biosimilars/biobetters, fully human anti-PD-L1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, ADCs, BsAbs, CAR-T and DAR-T for adoptive cellular immunotherapy, RTX, SP-103 and SEMDEXATM, and our COVID-19 product candidates;

•	the number of product candidates we pursue;
•	our ability to develop and advance our current product candidates and programs into, and successfully complete, clinical studies;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our plans to establish sales, marketing and/or manufacturing capabilities;
•	the effect of competing technological and market developments;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	general market conditions for offerings from biopharmaceutical companies;
•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization;
•	our obligations under our debt arrangements;
•	the time and costs involved in defending and enforcing our rights in various litigation matters;
•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•	the effect of the COVID-19 pandemic; and
•	our revenues, if any, from successful development and commercialization of our product candidates, including ZTlido.

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

In addition, as discussed in the risk factor under the heading “The terms of our outstanding debt place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business” below, the Scilex Indenture includes negative covenants that place limitations on the following: the incurrence of debt, the payment of dividends by Scilex Pharmaceuticals Inc. (“Scilex Pharma”), the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase I trials are ongoing for RTX for knee osteoarthritis, RTX for cancer-related pain and anti-CD38 CAR-T for multiple myeloma and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the second half of 2021 with higher strength SP-103. We are currently in a Phase II study of abivertinib for cytokine storm related to COVID-19 infection, a Phase I study of mesenchymal stem cells for the treatment of respiratory distress syndrome associated with COVID-19 infection and Phase I studies of STI-1499, STI-2020 and STI-8282 in healthy adults and/or mild or hospitalized patients with COVID-19. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies, clinical trials of our COVID-19 related product candidates and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

On June 10, 2020, we announced the submission of an Emergency Use Authorization (“EUA”) to the FDA for our COVITRACK in vitro diagnostic test kit for the independent detection of IgG and IgM antibodies in sera of patients exposed to the SARS-CoV-2 virus. Additionally, on December 22, 2020, we announced the submission of an Emergency Use Authorization (“EUA”)

to the FDA for our COVISTIX in vitro diagnostic test kit for the rapid detection of the SARS-CoV-2 virus nucleocapsid antigen in nasal samples of patients.

An EUA would allow us to market and sell COVITRACK and/or COVISTIX without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for COVITRACK or COVISTIX, we will rely on the FDA policies and guidance in connection with the marketing and sale of COVITRACK and COVISTIX. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of COVITRACK and COVISTIX could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for COVITRACK or COVISTIX would remain in place. The termination of an EUA for COVITRACK or COVISTIX, if granted, could adversely impact our business, financial condition and results of operations.

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

Our business may be adversely affected if we do not manage our current growth and do not successfully execute our growth initiatives.

We have experienced growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and our operational and financial infrastructure. We anticipate further growing through both internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality development opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions and other strategic alliances and collaborations, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect.

To effectively manage our current and future potential growth, we will need to continue to enhance our operational, financial and management processes and to effectively expand, train and manage our employee base. Supporting our growth initiatives will require significant capital expenditures and management resources, including investments in research and development, sales and marketing, manufacturing and other areas of our business. If we do not successfully manage our current growth and do not successfully execute our growth initiatives, then our business and financial results may be adversely affected and we may incur asset impairment or restructuring charges.

The growth of our business depends on our ability to attract and retain qualified personnel and to develop and maintain key relationships.

        The achievement of our commercial, research and development and external growth objectives depends upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and to develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and comes from a variety of sources, including pharmaceutical and biotechnology companies, universities and non-profit research organizations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from March 31, 2020 to March 31, 2021, our closing stock price ranged from $1.73 to $18.82 per share, and from January 4, 2021 to April 30, 2021, our closing stock price ranged from $6.93 to $16.51 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Since December 31, 2020, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1) On January 29, 2021, we entered into certain Exchange Agreements (the “Exchange Agreements”) with certain stockholders of Scilex Holding Company (“Scilex Holding”), pursuant to which we acquired additional shares of Scilex Holding in exchange for an aggregate of 2,567,456 shares of our common stock, which were issued on January 29, 2021. The issuance of the shares to the former Scilex Holding stockholders were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. Each of the former Scilex Holding stockholders represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the shares of common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

(2) On March 4, 2021, we entered into an exclusive license agreement (the “Mount Sinai License Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to acquire a worldwide, exclusive, sublicensable license to certain of Mount Sinai’s patents and monoclonal antibodies as well as technical information to develop, manufacture, commercialize, and exploit related products and services (“Licensed Products”) for all fields, uses, and applications, including for the diagnosis, prevention, treatment and cure of coronavirus. As consideration for the Mount Sinai License Agreement, we paid Mount Sinai and upfront license fee of $7.5 million comprised of 851,305 shares of our common stock, which were issued on March 12, 2021. The issuances of the shares to Mount Sinai were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. Mount Sinai represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the shares of common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1^

Agreement and Plan of Merger, dated April 2, 2021, by and among Sorrento Therapeutics, Inc., AT Merger Sub, Inc., ACEA Therapeutics, Inc. and Fortis Advisors LLC, as representative of the shareholders of ACEA Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2021).

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

4.18

Registration Rights Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 9, 2021).

10.1†	Binding Term Sheet, dated as of February 24, 2021, by and between Sorrento Therapeutics, Inc. and ANP Technologies, Inc.

10.2+*†	Exclusive License Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai.

10.3

Stock Purchase Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 9, 2021).

10.4†	Amendment to Binding Term Sheet, dated as of April 20, 2021, by and between Sorrento Therapeutics, Inc. and ANP Technologies, Inc.
10.5#†	Sorrento Therapeutics, Inc. 2021 Cash-Settled Stock Appreciation Rights Plan.
10.6#†	Sorrento Therapeutics, Inc. Stock Appreciation Rights Award Agreement.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Najjam Asghar, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Najjam Asghar, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)
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

^

Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	May 05, 2021	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	May 05, 2021	By:	/s/ Najjam Asghar
Najjam Asghar
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)