Form 10-Q
period 2021-06-30
Sorrento Therapeutics, Inc.
filed 2021-08-06
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of July 23, 2021 was 298,099,574.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$77,291	$56,464
Marketable investment	34,410	—
Accounts receivables, net	22,437	15,506
Inventory	2,684	1,831
Prepaid expenses	11,656	8,712
Other current assets	6,784	3,721
Total current assets	155,262	86,234
Property and equipment, net	45,991	31,861
Operating lease right-of-use assets	37,769	42,052
Intangibles, net	322,005	73,675
Goodwill	52,892	43,554
Equity investments	162,956	256,397
Other assets, net	2,049	2,049
Total assets	$778,924	$535,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,969	$24,706
Accrued payroll and related benefits	19,112	20,859
Accrued expenses	25,267	19,198
Current portion of deferred revenue	2,641	4,485
Current portion of operating lease liabilities	3,936	3,626
Current portion of contingent consideration and acquisition consideration payable	65,682	398
Current portion of debt	29,845	23,208
Total current liabilities	180,452	96,480
Long-term debt, net of discount	82,574	92,258
Deferred tax liabilities, net	6,002	6,918
Deferred revenue	119,209	113,185
Derivative liabilities	33,500	35,400
Operating lease liabilities	48,387	50,301
Contingent consideration and acquisition consideration payable	121,504	549
Other long-term liabilities	1,761	—
Total liabilities	$593,389	$395,091
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 297,974,503 and 275,285,582 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	30	28
Additional paid-in capital	1,356,853	1,172,346
Accumulated other comprehensive loss	1,133	520
Accumulated deficit	(1,122,384)	(958,279)
Treasury stock, 7,568,182 shares at cost at June 30, 2021, and December 31, 2020	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	186,168	165,151
Noncontrolling interests	(633)	(24,420)
Total equity	185,535	140,731
Total liabilities and stockholders’ equity	$778,924	$535,822

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$7,854	$5,794	$14,877	$11,042
Service revenues	5,657	3,213	12,889	5,686
Total revenues	13,511	9,007	27,766	16,728
Operating costs and expenses:
Cost of products sold	525	699	1,377	1,247
Cost of services	2,596	1,550	5,130	3,441
Research and development	54,506	24,150	98,339	45,304
Acquired in-process research and development	4,971	4,881	12,483	4,881
Selling, general and administrative	50,393	24,463	93,787	50,762
Intangible amortization	1,070	992	2,105	1,984
Total operating costs and expenses	114,061	56,735	213,221	107,619
Loss from operations	(100,550)	(47,728)	(185,455)	(90,891)
(Loss) gain on derivative liabilities	(300)	1,980	1,900	6,900
(Loss) gain on foreign currency exchange	(1)	124	(541)	(23)
Interest expense, net	(2,016)	(8,295)	(4,382)	(15,101)
(Loss) gain on marketable investment	(63,901)	—	30,530	—
Loss on equity method investments	(22)	(4,699)	(441)	(5,255)
Loss on debt extinguishment, net	(584)	(28,294)	(6,695)	(51,939)
Other income (loss)	34	—	(44)	(59)
Loss before income tax	(167,340)	(86,912)	(165,128)	(156,368)
Income tax benefit	(641)	(1,919)	(847)	(2,195)
Net loss	(166,699)	(84,993)	(164,281)	(154,173)
Net loss attributable to noncontrolling interests	(84)	(7,253)	(176)	(11,238)
Net loss attributable to Sorrento	$(166,615)	$(77,740)	$(164,105)	$(142,935)
Net loss per share - basic per share attributable to Sorrento	$(0.57)	$(0.36)	$(0.58)	$(0.72)
Net loss per share - diluted per share attributable to Sorrento	$(0.57)	$(0.36)	$(0.58)	$(0.72)
Weighted-average shares used during period - basic per share attributable to Sorrento	290,003	216,956	285,330	199,782
Weighted-average shares used during period - diluted per share attributable to Sorrento	290,003	216,956	285,330	199,782

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(166,699)	$(84,993)	$(164,281)	$(154,173)
Other comprehensive income (loss):
Foreign currency translation adjustments	688	(10)	613	45
Total other comprehensive income (loss)	688	(10)	613	45
Comprehensive loss	(166,011)	(85,003)	(163,668)	(154,128)
Comprehensive loss attributable to noncontrolling interests	(84)	(7,253)	(176)	(11,238)
Comprehensive loss attributable to Sorrento	$(165,927)	$(77,750)	$(163,492)	$(142,890)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts; unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2020	275,286	$28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	500	—	—	—	5,394	—	—	—	5,394
Issuance of common stock upon exercise of warrants	2,550	—	—	—	9,050	—	—	—	9,050
Issuance of common stock for equity offerings	3,901	1	—	—	42,208	—	—	—	42,209
Other acquisitions, license agreements and investments paid in equity	851	—	—	—	7,500	—	—	—	7,500
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Stock-based compensation	—	—	—	—	23,660	—	—	—	23,660
Foreign currency translation adjustment	—	—	—	—	—	(75)		—	(75)
Net Income (loss)	—	—	—	—	—	—	2,510	(92)	2,418
Balance, March 31, 2021	285,655	$29	7,568	$(49,464)	$1,236,195	$445	$(955,769)	$(549)	$230,887
Issuance of common stock under equity compensation plans	300	—	—	—	1,377	—	—	—	1,377
Issuance of common stock for equity offerings	5,886	1	—	—	50,751	—	—	—	50,752
Equity issued for the acquisition of ACEA Therapeutics, Inc.	5,519	—	—	—	42,168	—	—	—	42,168
Other acquisitions, license agreements and investments paid in equity	615	—	—	—	5,378	—	—	—	5,378
Stock-based compensation	—	—	—	—	20,984	—	—	—	20,984
Foreign currency translation adjustment	—	—	—	—	—	688	—	—	688
Net loss	—	—	—	—	—	—	(166,615)	(84)	(166,699)
Balance, June 30, 2021	297,975	$30	7,568	$(49,464)	$1,356,853	$1,133	$(1,122,384)	$(633)	$185,535

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798	$18	7,568	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Issuance of common stock under equity compensation plans	49	—	—	—	99	—	—	—	99
Issuance of common stock upon exercise of warrants	5,009	1	—	—	13,534	—	—	—	13,535
Issuance of common stock for public placement, net	2,091	1	—	—	7,325	—	—	—	7,326
Stock-based compensation	—	—	—	—	3,682	—	—	—	3,682
Issuance of common stock from Aspire Purchase Agreement	29,619	3	—	—	62,950	—	—	—	62,953
Foreign currency translation adjustment	—	—	—	—	—	55		—	55
Net loss	—	—	—	—	—	—	(65,195)	(3,985)	(69,180)
Balance, March 31, 2020	204,566	$23	7,568	$(49,464)	$875,712	$(215)	$(725,013)	$(49,817)	$51,226
Exercise of stock options, net	877	—	—	—	3,797	—	—	—	3,797
Issuance of common stock upon exercise of warrants	8,115	1	—	—	25,326	—	—	—	25,327
Issuance of common stock for equity offerings	18,289	1	—	—	81,532	—	—	—	81,533
Stock-based compensation	—	—	—	—	3,335	—	—	—	3,335
Foreign currency translation adjustment	—	—	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	—	—	(77,740)	(7,253)	(84,993)
Balance, June 30, 2020	231,847	$25	7,568	$(49,464)	$989,702	$(225)	$(802,753)	$(57,070)	$80,215

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30,
Operating activities	2021	2020
Net loss	$(164,281)	$(154,173)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,056	5,653
Non-cash operating lease cost	1,492	1,689
Non-cash interest expense and amortization of debt issuance costs	4,010	7,955
Payment on Scilex Notes attributed to accreted interest related to the debt discount	(10,783)	—
Acquired in-process research and development	12,524	4,881
Stock-based compensation	46,406	7,017
Loss on debt extinguishment, net	6,695	51,939
Gain on derivative liabilities	(1,900)	(6,900)
Gain on marketable investment	(30,530)	—
Loss on equity method investments	441	5,255
Loss on contingent consideration	100	—
Deferred tax provision	(916)	(1,989)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(1,429)	655
Accrued payroll	(2,503)	1,995
Prepaid expenses, deposits and other assets	(2,022)	1,612
Accounts payable	2,936	(1,241)
Accrued expenses and other liabilities	5,739	73
Deferred revenue	776	(144)
Other	617	(352)
Net cash provided by (used for) operating activities	(126,572)	(76,075)
Investing activities
Proceeds from sale of marketable investment	95,171	—
Purchases of property and equipment	(5,487)	(970)
ACEA acquisition consideration paid in cash, net of cash acquired	(754)	—
Other acquisitions and investments	(12,274)	(2,312)
Net cash used for investing activities	76,656	(3,282)
Financing activities
Proceeds from equity offerings, net of issuance costs	92,961	149,243
Proceeds from short-term debt, net of issuance costs	22,456	7,815
Proceeds from exercise of stock options and warrants	11,974	42,757
Repayments of debt and other obligations	(56,976)	(131,853)
Net cash provided by financing activities	70,415	67,962
Net change in cash, cash equivalents and restricted cash	20,499	(11,395)
Net effect of exchange rate changes on cash	328	14
Cash, cash equivalents and restricted cash at beginning of period	56,464	80,769
Cash, cash equivalents and restricted cash at end of period	$77,291	$69,388
Supplemental disclosures:
Cash paid during the period for:
Interest	88	3,148
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests from increased ownership in Scilex Holding	23,963	—
ACEA acquisition consideration paid in equity	42,168	—
Other acquisitions, license agreements and investments paid in equity	12,877	2,569
Property and equipment costs incurred but not paid	808	217
Non-cash additions related to leasehold improvements	2,963	—
Short-term debt	7,304	—
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	77,291	24,388
Restricted cash	—	45,000
Cash, cash equivalents, and restricted cash	$77,291	$69,388

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical stage and commercial, antibody-centric, biopharmaceutical company developing new therapies to treat cancers and COVID-19. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its extensive immuno-oncology platforms, including key assets such as clinical stage fully human antibodies (“G-MAB™ library”), clinical stage immuno-cellular therapies (“CAR-T”, “DAR-T™”), clinical stage antibody-drug conjugates (“ADCs”) and clinical stage oncolytic virus (Seprehvir™). The Company is also developing potential antiviral therapies and vaccines against coronaviruses, including COVIGUARD™, COVI-AMG™, COVISHIELD™, Gene-MAb™, COVI-MSC™ and COVIDROPS™; and diagnostic test solutions, including COVITRACK™, COVISTIX™ and COVITRACE™.

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

Significant Accounting Policies

During the six months ended June 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Scilex Pharmaceuticals Inc. product sales	$7,802	$5,757	$14,788	$10,969
Other product revenue	52	37	89	73
Net product revenue	$7,854	$5,794	$14,877	$11,042
Concortis Biosystems Corporation	$3,468	$1,507	$8,930	$2,829
Bioserv Corporation	1,382	1,586	2,581	2,617
Other service revenue	807	120	1,378	240
Service revenue	$5,657	$3,213	$12,889	$5,686

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$77,291	$77,291	$—	$—
Marketable investment	34,410	34,410	—	—
Total assets	$111,701	$111,701	$—	$—
Liabilities:
Derivative liabilities - non-current	$33,500	$—	$—	$33,500
Contingent consideration and acquisition consideration payable	65,682	—	—	65,682
Contingent consideration and acquisition consideration payable - non-current	121,504	—	—	121,504
Total liabilities	$220,686	$—	$—	$220,686

	Fair Value Measurements at December 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,464	$56,464	$—	$—
Total assets	$56,464	$56,464	$—	$—
Liabilities:
Derivative liabilities - non-current	$35,400	$—	$—	$35,400
Contingent consideration and acquisition consideration payable	398	—	—	398
Contingent consideration and acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$36,347	$—	$—	$36,347

Contingent Consideration and Acquisition Consideration Payable

In connection with the acquisition of ACEA Therapeutics, Inc. as disclosed in Note 6, the Company preliminarily recorded estimated contingent consideration of $186.1 million as of the acquisition closing date of June 1, 2021. The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement include revenue projections, a discount rate of 14.4% and estimated probabilities of successful commercialization. As defined in Note 6, the Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021 (“Put Option”). The Company assesses the fair value of the Put Option using a Black-Scholes model and Level 3 assumptions. As of June 1, 2021, the Company recorded a total fair value of $8.1 million associated with the Put Option. The Put Option is included within the current portion of the contingent consideration. During the three months ended June 30, 2021, the Company recorded a loss of $0.1 million related to the change in fair value of the contingent consideration resulting from the passage of time since June 1, 2021.

Changes in estimated fair value of acquisition consideration payable, including contingent consideration liabilities, since December 31, 2020 are as follows:

(in thousands)	Fair Value
Beginning Balance at December 31, 2020	$947
Contingent consideration related to the acquisition of ACEA Therapeutics, Inc.	186,139
Change in fair value measurement	100
Ending Balance at June 30, 2021	$187,186

Derivative liabilities

The Company recorded a loss on derivative liabilities of $0.3 million and a gain of $1.9 million for the three and six months ended June 30, 2021, respectively, which related to the compound derivative liabilities associated with the Scilex Notes (as defined in Note 7). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a 6.6% risk adjusted net sales forecast and an effective debt yield of 14.0%.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2021:

(in thousands)	Fair Value
Beginning Balance at December 31, 2020	$35,400
Re-measurement of Fair Value	(1,900)
Ending Balance at June 30, 2021	$33,500

4. Investments

The Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”) and ImmuneOncia Therapeutics, LLC, among others. The Company’s other equity investments include an ownership interest in NantBioScience, Inc. (“NantBioScience”), Celularity Inc. and Aardvark Therapeutics, Inc. (“Aardvark”). The Company’s marketable investment includes an ownership interest in ImmunityBio, Inc. (“ImmunityBio”).

On March 9, 2021, NantKwest, Inc. and ImmunityBio completed their previously announced 100% stock-for-stock merger (the “Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the Merger. Prior to the closing of the Merger, the Company owned 10,000,000 shares of common stock of ImmunityBio, and the Company therefore received 8,190,000 shares of common stock of the post-merger company.

The Company’s investment in ImmunityBio has historically been included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the Merger, the Company accounts for its investment in ImmunityBio as an equity investment with a readily determinable fair value and has reclassified its investment in ImmunityBio to marketable investment within its consolidated balance sheets. The investment in ImmunityBio is classified as a current asset because the investment can be liquidated to finance the Company’s current operations. In connection with the change in fair value of its investment in ImmunityBio, the Company recorded a loss on marketable investment of $63.9 million during the three months ended June 30, 2021 and a gain on marketable investment of $30.5 million during the six months ended June 30, 2021. The Company sold 5,889,334 shares of ImmunityBio common stock during the three and six months ended June 30, 2021 for net proceeds to the Company of $95.2 million.

During the three months ended June 30, 2021, the Company paid $5.0 million in cash for 3,888,932 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Tien Lee, MD, a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark.

In July 2021, the Company paid consideration of $5.0 million in cash for an additional 3,888,932 shares of Series B Preferred Stock of Aardvark, resulting in an increase in the Company’s ownership interest in Aardvark to approximately 8%.

NANTibody

The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in income or loss on equity method investments on its consolidated statement of operations. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell, Inc. (“NantCell”) holds the remaining 60%. The Company’s investment in NANTibody had a carrying value of zero as of June 30, 2021 due to the Company’s share of cumulative losses. As of December 31, 2020, the carrying value of the Company’s investment in NANTibody was approximately $0.5 million.

NANTibody recorded a net loss of $0.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, NANTibody had $3.4 million in current assets, $6.0 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in income or loss on equity method investments on its consolidated statement of operations. The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. As of June 30, 2021, the carrying value of the Company’s investment in NantStem was approximately $18.2 million. As of December 31, 2020, the carrying value of the Company`s investment in NantStem was $18.1 million.

NantStem recorded a net income of zero and a net loss of $0.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, NantStem had $81.5 million in current assets, no current liabilities, $0.6 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

5. Goodwill and Intangible Assets

The Company had goodwill of $52.9 million as of June 30, 2021, which preliminarily increased by $9.3 million as compared to $43.6 million as of December 31, 2020 due to the Company’s acquisition of ACEA. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $46.2 million and $6.7 million, respectively, as of June 30, 2021.

Intangible assets with indefinite useful lives totaling $278.7 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of June 30, 2021 and December 31, 2020 is as follows (in thousands, except for years):

June 30, 2021	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,439	$146
Acquired technology	19	3,410	1,324	2,086
Acquired in-process research and development	—	278,660	—	278,660
Technology placed in service	15	21,940	4,022	17,918
Patent rights	15	32,720	10,193	22,527
Assembled workforce	5	605	284	321
Internally developed software	2	520	173	347
Total intangible assets		$339,440	$17,435	$322,005

December 31, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,426	$159
Acquired technology	19	3,410	1,236	2,174
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,291	18,649
Patent rights	15	32,720	9,103	23,617
Assembled workforce	5	605	222	383
Internally developed software	1	520	87	433
Total intangible assets		$89,040	$15,365	$73,675

Aggregate amortization expense was $1.1 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. Aggregate amortization expense was $2.1 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at June 30, 2021 is as follows (in thousands):

Years Ending December 31,	Amount
2021 (Remaining six months)	$2,070
2022	4,140
2023	4,048
2024	3,870
2025	3,845
Thereafter	25,372
Total expected future amortization	$43,345

6. Significant Agreements and Contracts

Acquisition of ACEA Therapeutics, Inc.

On June 1, 2021, the Company completed the acquisition of ACEA Therapeutics, Inc. (“ACEA”) pursuant to the terms of the Agreement and Plan of Merger (the “ACEA Merger Agreement”), dated as of April 2, 2021, by and among the Company, AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of the Company, ACEA and Fortis Advisors LLC, as representative of the shareholders of ACEA, whereby ACEA became a wholly owned subsidiary of the Company. With operations in both China and the United States, ACEA is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib.

The total value of the consideration paid by the Company for the acquisition of ACEA was equal to $38.0 million plus approximately $1.9 million (which amount represented the Company’s agreed upon share of certain interest, fees and other expenses) resulting in an aggregate payment of approximately $39.9 million (which amount is subject to further adjustment for indebtedness, transaction expenses and cash, in each case pursuant to the terms of the ACEA Merger Agreement (the “Closing Consideration”). Pursuant to the terms of the ACEA Merger Agreement, a portion of the Closing Consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of Common Stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021.

In addition to the Closing Consideration, the Company will pay the ACEA equityholders (i) up to $450.0 million in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired from ACEA and (ii) five to ten percent of the annual net sales on specified royalty-bearing products (the “Earn-Out Consideration”). The fair value of the Earn-Out Consideration on the acquisition date was preliminarily estimated to be $186.1 million. The amount referenced in clause (i) of the preceding sentence includes the amounts that would have otherwise been due to ACEA under that certain License Agreement, dated July 13, 2020, between the Company and ACEA, which agreement was terminated in its entirety upon completion of the acquisition of ACEA.

The preliminary purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021. The ACEA Merger Agreement resulted in net identifiable assets of approximately $230.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $250.4 million, goodwill of $9.3 million, fair value of debt assumed of approximately $32.1 million and other net assets of approximately $2.6 million. The purchase price allocation is preliminary as the Company is still completing the valuation of the intangible assets, contingent consideration, taxes, the fair value of debt assumed and other net assets, changes to which may also increase or decrease the amount of goodwill recognized. Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America. Goodwill is not deductible for tax purposes. Acquisition costs were expensed as incurred. Results of operations since the date of acquisition were not material. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of June 30, 2021, and such matters may result in adjustments to the purchase price allocation.

The Company is still in the process of finalizing the working capital adjustments and the purchase price allocation, given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Asset Purchase Agreement with Aardvark Therapeutics, Inc.

In April 2021, the Company entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, the Company paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of the Company’s common stock, and which was expensed as acquired in-process research and development during the three and six months ended June 30, 2021. The Company also agreed to pay Aardvark (i) milestone payments upon the receipt of certain regulatory approvals, and (ii) milestone payments upon the Company’s achievement of certain commercial sales milestones. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company. Tien Lee, MD, a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark. As discussed in Note 4, the Company holds an investment interest in Aardvark.

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

As consideration for the Mount Sinai License Agreement, the Company paid Mount Sinai an upfront license fee of $7.5 million comprised of 851,305 shares of the Company’s common stock, which was expensed as acquired in-process research and development during the three months ended March 31, 2021. The Company also agreed to pay Mount Sinai (i) certain milestone payments upon the achievement of certain clinical trial and regulatory milestones, and (ii) certain royalties in the low-single digit to mid-single digit percentages of annual net sales of Licensed Products by the Company and a share of any sublicense revenue received by the Company from sublicensees.

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

The purchase price allocation resulted in net identifiable assets of $19.5 million, which includes separate and distinct indefinite lived intangible assets comprised of acquired in-process research and development of $13.9 million, goodwill of $5.3 million and other net assets of $0.3 million. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of June 30, 2021. Such matters may result in adjustments to the purchase price allocation, which has not changed since December 31, 2020. Goodwill largely reflects the synergies expected to be achieved with SmartPharm’s gene delivery platforms and the assembled workforce. Goodwill is not deductible for tax purposes. Results of operations since the date of acquisition were not material.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on an equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020, due to NantCell’s material breach of the agreement. The termination and remedies related to such termination are currently pending in an arbitration before the American Arbitration Association. The Company has therefore deferred recognition of the upfront payment and the value of the equity interest received until the arbitration is concluded or resolved. The Company’s ownership interest in NantCell does not provide the Company with control or the ability to exercise significant influence; therefore, the $100.0 million investment is carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of NantCell.

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

During the six months ended June 30, 2021, Scilex Pharma repurchased an additional $40.0 million in principal amount of the Scilex Notes. In connection with the repurchases, the Company recorded a loss on partial debt extinguishment of $6.9 million and $14.0 million during the three and six months ended June 30, 2021, respectively.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal	$109,431	$151,872
Unamortized debt discount	(34,232)	(51,022)
Unamortized debt issuance costs	(2,498)	(3,698)
Carrying value	$72,701	$97,152
Estimated fair value	$115,600	$122,300

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, are estimated as follows (in thousands):

Year Ending December 31,
2021 (Remaining six months)	3,410
2022	7,340
2023	9,543
2024	11,677
2025	13,436
Thereafter	64,025
Total future minimum payments	109,431
Unamortized debt discount	(34,232)
Unamortized capitalized debt issuance costs	(2,498)
Total Scilex Notes	72,701
Current portion	(6,846)
Long-term portion of Scilex Notes	$65,855

The Company made principal payments of $42.4 million and $2.5 million during the six months ended June 30, 2021 and 2020, respectively. The imputed effective interest rate at June 30, 2021 was 10.4%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended June 30, 2021 and 2020 was approximately $1.9 million and $2.9 million, respectively. During the six months ended June 30, 2021 and 2020, the amount of debt discount and debt issuance costs included in interest expense was $4.0 million and $5.7 million, respectively.

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

ACEA Significant Debt Arrangements

At the closing of the transactions contemplated by the ACEA Merger Agreement and as a result thereof, on June 1, 2021, the Company, as the indirect parent to Hangzhou ACEA Pharmaceutical Research Co., Ltd. (“ACEA Hangzhou”) and Zhejiang ACEA Pharmaceutical Co., Ltd. (“ACEA Zhejiang”), each of which are indirect subsidiaries of ACEA, succeeded to the financial obligations of ACEA Hangzhou and ACEA Zhejiang, each of whom are parties to agreements with ACEA Bio (Hangzhou) Co., Ltd. (“ACEA Bio”) (an entity unrelated to ACEA Hangzhou and ACEA Zhejiang) as set forth below.

Pursuant to that certain Contract, dated as of August 15, 2018, between ACEA Hangzhou and ACEA Bio, ACEA Hangzhou borrowed an aggregate of approximately $29.1 million (184,600,000 RMB) from ACEA Bio in a series of loans thereunder (the “Contract”). Each loan under the Contract is for a period of 10 years and the maturity dates thereof range from August 15, 2023 to August 15, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

Pursuant to that certain Loan Agreement, dated as of January 6, 2018, between ACEA Zhejiang and ACEA Bio, ACEA Zhejiang borrowed approximately $1.3 million (8,000,000 RMB) from ACEA Bio (the “Loan Agreement”). The maturity date under the Loan Agreement is one year from the date when the loan was remitted to ACEA Zhejiang’s bank account and current maturity is January 1, 2022. The interest rate under the Loan Agreement is 4.786% per annum.

The outstanding principal amount under the Contract and Loan Agreement as of June 30, 2021 is $30.4 million. As part of the preliminary purchase price allocation, the Company estimated the fair value of the Contract and Loan Agreement to be approximately $17.1 million.

8. Stockholders’ Equity

Amended Sales Agreement

On December 4, 2020, the Company entered into Amendment No. 1 to that certain Sales Agreement dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that the Company may, from time to time, offer and sell securities to A.G.P./Alliance Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the six months ended June 30, 2021, the Company issued and sold an aggregate of 9,787,935 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $93.0 million.

9. Stock Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $6.8 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $15.4 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively. The total unrecognized compensation expense related to unvested stock option grants as of June 30, 2021 was $39.9 million, with a weighted average remaining vesting period of 2.8 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of June 30, 2021 was $20.2 million, with a weighted average remaining vesting period of 3.7 years.

A summary of stock option activity under the 2019 Plan for the six months ended June 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	18,762,920	$4.97	$—
Options Granted	2,187,485	10.45
Options Cancelled	(798,272)	5.63
Options Exercised	(536,119)	3.91
Outstanding at June 30, 2021	19,616,014	$5.58	$84,623

The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Weighted-average grant date fair value	$8.57	$3.69
Dividend yield	—%	—%
Volatility	111%	103%
Risk-free interest rate	1.00%	0.46%
Expected life of options (years)	5.6	5.7

A summary of RSU activity under the 2019 Plan for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—
RSUs Granted	2,375,892	10.25
RSUs Released	(132,540)	13.96
RSUs Cancelled	(82,362)	10.12
Outstanding at June 30, 2021	2,160,990	$10.02

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan, total stock-based compensation expense was $1.0 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. The total unrecognized compensation expense related to unvested stock option grants as of June 30, 2021 was $18.1 million, with a weighted average vesting period of 2.7 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $12.9 million and $25.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had approximately $113.8 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•

An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC (“NantPharma”) and Chief Executive Officer Patrick Soon-Shiong, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing against NantPharma. On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma; and

•

An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and alleged tortious interference with contract. On May 24, 2019, NANTibody and NantPharma filed a new complaint in the action against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and alleged tortious interference with contract. On July 8, 2019, the Company and Dr. Henry Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma have re-filed their claims in arbitration with the American Arbitration Association. On May 4, 2020, the Company filed counterclaims against NANTibody and NantPharma related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. With the counterclaims, the Company is seeking money damages in an amount yet to be determined. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed their motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. A hearing date for the motion has been set for September 2, 2021. The Company is defending these matters vigorously.

Operating Leases

As of June 30, 2021, the Company’s leases have remaining lease terms of approximately 0.2 to 8.4 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating cash flows used for operating leases	$2,567	$2,487	$5,054	$4,896
ROU assets obtained in exchange for new and amended operating lease liabilities	$173	$—	$173	$795
Operating lease expense	$2,508	$2,533	$5,015	$5,072
Weighted average remaining lease term in years	7.9	8.9	7.9	8.9
Weighted average discount rate	12.2%	12.2%	12.2%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2021 (Remaining six months)	$5,072
2022	10,054
2023	10,285
2024	10,418
2025	9,757
Thereafter	37,586
Total lease payments	83,172
Less imputed interest	(30,849)
Total lease liabilities as of June 30, 2021	$52,323

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

The Company’s income tax benefit of $0.8 million and $2.2 million reflect effective tax rates of 0.5% and 1.5% for the six months ended June 30, 2021 and 2020, respectively. The Company’s income tax benefit of $0.6 million and $1.9 million reflect effective tax rates of 0.4% and 2.3% for the three months ended June 30, 2021 and 2020, respectively.

The difference between the expected statutory federal tax rate of 21% and the 0.5% effective tax rate for the six months ended June 30, 2021 was primarily attributable to the valuation allowance against most of the Company’s deferred tax assets. For the six months ended June 30, 2021, when compared to the same period in 2020, the increase in the tax benefit and change in effective income tax rate was primarily attributable to the impact of the Company’s valuation allowance against current net loss.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Loss Per Share

For the three and six months ended June 30, 2021 and 2020, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to the Company	$(166,615)	$(77,740)	$(164,105)	$(142,935)
Net loss used for diluted earnings per share	$(166,615)	$(77,740)	$(164,105)	$(142,935)

Denominator for Basic Loss Per Share	290,003	216,956	285,330	199,782
Denominator for Diluted Loss Per Share	290,003	216,956	285,330	199,782
Basic Loss Per Share	$(0.57)	$(0.36)	$(0.58)	$(0.72)
Diluted Loss Per Share	$(0.57)	$(0.36)	$(0.58)	$(0.72)

The potentially dilutive stock options that were excluded because the effect would have been anti-dilutive for the six months ended June 30, 2021 and 2020 were 2.7 million and 11.5 million, respectively. The potentially dilutive warrants that were excluded because the effect would have been anti-dilutive for the six months ended June 30, 2021 and 2020 were 16.0 million and 41.1 million, respectively.

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

The following table presents information about the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$5,709	$7,802	$13,511	$3,258	$5,749	$9,007
Operating expenses	98,553	15,508	114,061	41,443	15,292	56,735
Operating loss	(92,844)	(7,706)	(100,550)	(38,185)	(9,543)	(47,728)
Unrestricted cash	72,252	5,039	77,291	17,251	7,137	24,388

	Six Months Ended June 30,
	2021			2020
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$12,978	$14,788	$27,766	$5,767	$10,961	$16,728
Operating expenses	180,430	32,791	213,221	74,691	32,928	$107,619
Operating loss	(167,452)	(18,003)	(185,455)	(68,924)	(21,967)	(90,891)
Unrestricted cash	72,252	5,039	77,291	17,251	7,137	24,388

14. Subsequent Events

Marketable investment

On July 16, 2021, Celularity Inc. (“Pre-Merger Celularity”), a company of which the Company held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was named Celularity Inc. (“Celularity”) and its Class A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. The Company received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. The Company also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger. The Company’s investment in Celularity has historically been accounted for as an equity security without a readily determinable fair value. As of the trading commencement date, the Company accounts for its investment in Celularity as an equity security with a readily determinable fair value. As of July 30, 2021, the Company owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by the Company are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions.

New lease

On July 1, 2021, the Company entered into a binding term sheet (the “Term Sheet”) with HCP Life Science REIT, Inc., setting forth the terms and conditions by which the Company will lease premises located at 4930 Directors Place, San Diego, California. The lease (the “Lease”) will have an initial 188-month term and include approximately 163,205 rentable square feet. The initial rent for the Lease is approximately $5.10 per square foot and is subject to an annual increase. Pursuant to the Term Sheet, not less than twelve months prior to the expiration of the then-current term of the Lease, the Company has an option to extend the Lease term for up to two additional five-year terms at then current market rates.

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

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD123, CD47, BCMA, LAG3, CTLA-4, CD137 and SARS-CoV-2 neutralizing antibodies, among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T™”), antibody drug conjugates (“ADCs”) as well as bispecific antibody approaches. We acquired Sofusa®, a drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral therapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (Abivertinib, acquired from ACEA Therapeutics, Inc.) in a U.S. Phase II study of cytokine storm associated with a COVID-19 infection and in a Phase II trial in Brazil in mild, moderate and severe COVID-19 patients. We are also internally developing and conducting clinical studies for potential coronavirus antiviral therapies and vaccines, including COVI-MSC™, COVI-AMG™, COVIDROPSTM, COVIGUARDTM and COVISHIELDTM; and diagnostic test solutions, including COVITRACK™, COVISTIX™ and COVITRACE™.

With each of our clinical and preclinical programs, we aim to tailor our therapies to treat specific stages in the evolution of a disease, from elimination, to equilibrium and escape. In addition, our objective in our immuno-oncology programs is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable cancer pain (RTX). Our cellular therapy programs focus on CAR-T and DAR-T for adoptive cellular immunotherapy to treat both solid and liquid tumors.

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

Our first generation SARS-CoV-2 neutralizing antibody was STI-1499 (COVIGUARD™), which was engineered to prevent antibody dependent enhancement of disease. This antibody was then optimized to produce the highly potent STI-2020, which is currently being developed in two outpatient formulations: COVI-AMG (IV-push injection) and COVIDROPS (intranasal). A U.S. Food and Drug Administration (“FDA”)-cleared Phase I study of COVI-AMG has been completed, and the FDA has cleared a Phase II study of COVI-AMG in outpatients with COVID-19 and a Phase II study of COVI-AMG in hospitalized patients with moderate or severe COVID-19. We have also completed an FDA-cleared Phase I study of COVIDROPS of healthy volunteers and are currently enrolling patients with mild COVID-19 in an outpatient study in the UK. We are also developing two promising potential rescue treatments with Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat moderate to severe hospitalized COVID-19 patients, and COVI-MSC™, human allogeneic adipose-derived mesenchymal stem cells for patients suffering from COVID-19-induced acute respiratory distress syndrome (ARDS). We have completed enrollment in an FDA-cleared Phase II study for Abivertinib and an FDA-cleared Phase Ib study for COVI-MSC. We are also working with the Brazilian Health Regulatory Agency (ANVISA) to conduct a COVID-19 study with Abivertinib and MSC. The Abivertinib study is fully enrolled and we are awaiting the clinical results, and we also have clearance to begin a Phase II study with COVI-MSC. In other preclinical development, we are rapidly screening new neutralizing antibodies to address the multiple emerging variants of SARS-CoV-2 to potentially add to STI-2020 (COVI-AMG) in a cocktail (COVISHIELD™). We are also developing a multi-variant mRNA vaccine to potentially provide protection for all of the current variants of concern.

In furtherance of our goal to develop products across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVISTIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. This product has been approved for use in Mexico as a point-of-care test. COVITRACK™ is a rapid SARS-CoV-2 IgG/IgM antibody test kit intended for use initially in clinical laboratories and in point of care settings to quickly identify individuals with anti-SARS-CoV-2 antibodies post-infection or post-vaccination. COVITRACE™ was licensed from Columbia University as a rapid single step on-site colorimetric detection test for SARS-COV-2 genomic RNA from a saliva sample using targeted nucleic acid amplification for high throughput point-of-care situations.

We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”), obtained clearance from the FDA and commenced a human clinical trial for this indication in early 2018. We have dosed eleven patients. We intend to close this study to further enrollment and start up a similar anti-CD38 CAR-T construct without the myc-tag (which cannot be used in Europe), and to continue treating RRMM patients in a Phase Ib/IIa study, which will begin enrollment in the third quarter of 2021. We have also received IND clearances from the FDA to start a Phase I trial for our anti-CD47 mAb (STI-6643) in patients with selected relapsed or refractory malignancies, and to start the first Phase I trial for our allogeneic CD38 DAR-T cell therapy in multiple myeloma patients, the first lead clinical candidate from our DAR-T platform.

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

With respect to our ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study of our CD38 ADC for systemic Amyloid light-chain (AL) amyloidosis and RRMM. Additionally, based upon our recently announced exclusive licensing arrangement with Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (“Adnab”) platform, the next generation in ADC technology, we intend to file several INDs to treat various cancer targets.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically targets transient receptor potential vanilloid-1 (“TRPV1”) which, depending on the site of injection, can ablate, or destroy, nerves expressing TRPV1 or temporarily defunctionalize them. TRPV1 is responsible for the noxious chronic and inflammatory pain signaling that occurs post injury or trauma, but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase Ib trials (intrathecal and epidural routes) in that indication have been or will soon be completed. A Phase Ib trial studying tolerance and efficacy of RTX for the control of moderate to severe osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. The osteoarthritis trial enrolled the last patient in the first quarter of 2020, and we expect to release the final safety clinical data by the third quarter of 2021. We have received clearance to proceed with a Phase II clinical trial of RTX for treating moderate-to-severe osteoarthritis of the knee pain.

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

Recent Developments

Acquisition of ACEA Therapeutics, Inc.

On June 1, 2021, we completed the acquisition of ACEA Therapeutics, Inc. (“ACEA”) pursuant to the terms of the Agreement and Plan of Merger (the “ACEA Merger Agreement”), dated as of April 2, 2021, by and among us, AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and our wholly owned subsidiary, ACEA and Fortis Advisors LLC, as representative of the shareholders of ACEA, whereby ACEA became our wholly owned subsidiary. With operations in both China and the United States, ACEA is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib.

The total value of the consideration paid by us for the acquisition of ACEA was equal to $38.0 million plus approximately $1.9 million (which amount represented our agreed upon share of certain interest, fees and other expenses) resulting in an aggregate payment of approximately $39.9 million (which amount is subject to further adjustment for indebtedness, transaction expenses and cash, in each case pursuant to the terms of the ACEA Merger Agreement (the “Closing Consideration”). Pursuant to the terms of the ACEA Merger Agreement, a portion of the Closing Consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of our common stock and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of our common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of Common Stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of our common stock on the date that is six months after June 1, 2021.

In addition to the Closing Consideration, we will pay the ACEA equityholders (i) up to $450.0 million in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired from ACEA and (ii) five to ten percent of the annual net sales on specified royalty-bearing products (the “Earn-Out Consideration”). The fair value of the Earn-Out Consideration on the acquisition date was preliminarily estimated to be $186.1 million. The amount referenced in clause (i) of the preceding sentence includes the amounts that would have otherwise been due to ACEA under that certain License Agreement, dated July 13, 2020, between us and ACEA, which agreement was terminated in its entirety upon completion of the acquisition of ACEA.

The preliminary purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on our closing share price on June 1, 2021. The ACEA Merger Agreement resulted in an upfront consideration of $44.1 million in net identifiable assets of approximately $230.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $250.4 million, goodwill of $9.3 million, fair value of debt assumed of approximately $32.1 million and other net assets of approximately $2.6 million. The purchase price allocation is preliminary as we are still completing the valuation of the intangible assets, contingent consideration, taxes, the fair value of debt assumed and other net assets, changes to which may also increase or decrease the amount of goodwill recognized. Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America. Goodwill is not deductible for tax purposes. Acquisition costs were recognized as incurred and compensation expense associated with pre-merger option awards was recognized for post-combination services. Results of operations since the date of acquisition were not material. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of June 30, 2021, and such matters may result in adjustments to the purchase price allocation.

We are still in the process of finalizing the working capital adjustments and the purchase price allocation, given the timing of the acquisition and the size and scope of the assets and liabilities subject to valuation. While we do not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenues. Revenues were $13.5 million for the three months ended June 30, 2021, as compared to $9.0 million for the three months ended June 30, 2020.

Revenues in our Sorrento Therapeutics segment increased from $3.3 million to $5.7 million for the three months ended June 30, 2021 compared to the same quarter of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $5.7 million to $7.8 million for the three months ended June 30, 2021 compared to the same quarter of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the three months ended June 30, 2021 and 2020 were $3.1 million and $2.2 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $1.0 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment decreased by $0.2 million and was attributed to lower provisions for excess inventories.

Research and Development (“R&D”) Expenses. R&D expenses for the three months ended June 30, 2021 and 2020 were $54.5 million and $24.2 million, respectively. R&D expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, oncolytic virus, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $30.3 million as compared to the same quarter of the prior year and were driven by higher headcount and increased clinical development costs across our R&D platforms.

R&D expenses for our Scilex segment remained relatively consistent with the same quarter of the prior year.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses during the three months ended June 30, 2021 totaled $5.0 million and related to the Aardvark Asset Purchase Agreement entered into during the period as further described in Note 6 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Acquired in-process research and development expenses during the three months ended June 30, 2020 totaled $4.9 million and related to various investments in new technologies and preclinical programs, none of which were individually significant.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2021 and 2020 were $50.4 million and $24.5 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $25.6 million and were primarily attributed to higher headcount and stock-based compensation expense as compared to the same quarter of the prior year.

SG&A expenses for our Scilex segment increased by approximately $0.4 million and were attributed to higher selling expenses to support higher sales volumes of ZTlido.

Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended June 30, 2021 was $0.3 million compared to a gain of $2.0 million in the same quarter in 2020 and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Marketable Investment. Loss on marketable investment reflects the change in fair value of our investment in ImmunityBio, Inc.

Loss on Debt Extinguishment. Loss on debt extinguishment for the three months ended June 30, 2021 was $0.6 million and was primarily attributed to the repurchases of the outstanding principal on the Scilex Notes (as defined below), and was offset by short-term debt forgiveness.

Loss on debt extinguishment for same quarter of the prior year was $28.3 million and was attributed to the repayments of outstanding principal on our prior term loans with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, “Oaktree”).

Interest Expense, net. Interest expense for the three months ended June 30, 2021 and 2020 was $2.0 million and $8.3 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Oaktree term loans, which were fully repaid in the year ended December 31, 2020. Interest income was immaterial for both periods.

Income Tax Benefit. Income tax benefit for the three months ended June 30, 2021 and 2020 was $0.6 million and $1.9 million, respectively. The decrease in income tax benefit was primarily attributable to the impact of earnings in the current year.

Net Loss. Net loss for the three months ended June 30, 2021 and 2020 was $166.7 million and $85.0 million, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenues. Revenues were $27.8 million for the six months ended June 30, 2021, as compared to $16.7 million for the six months ended June 30, 2020.

Revenues in our Sorrento Therapeutics segment increased from $5.8 million to $13.0 million for the six months ended June 30, 2021, compared to the same period of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $11.0 million to $14.8 million for the six months ended June 30, 2021 compared to the same period of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the six months ended June 30, 2021 and 2020 were $6.5 million and $4.7 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $1.7 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment increased by $0.1 million and was attributed to higher sales volumes of ZTlido, partially offset by lower provisions for excess inventories.

R&D Expenses. R&D expenses for the six months ended June 30, 2021 and 2020 were $98.3 million and $45.3 million, respectively. R&D expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, oncolytic virus, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $52.8 million as compared to the same period of the prior fiscal year and were primarily driven by higher headcount and increased clinical development costs across our R&D platforms.

R&D expenses for our Scilex segment increased by $0.2 million as compared to the same period of the prior fiscal year and were primarily driven by costs associated with our R&D product portfolio.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the six months ended June 30, 2021 totaled $12.5 million and related to the Aardvark Asset Purchase Agreement and the entry into the Mount Sinai License Agreement during the period as further described in Note 6 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Acquired in-process research and development expenses for the six months ended June 30, 2020 totaled $4.9 million and primarily related to various investments in new technologies and preclinical programs, none of which were individually significant.

SG&A Expenses. SG&A expenses for the six months ended June 30, 2021 and 2020 were $93.8 million and $50.8 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $43.5 million and were primarily attributed to higher headcount and stock-based compensation expense as compared to the same period of the prior year.

SG&A expenses for our Scilex segment decreased by approximately $0.5 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force, partially offset by higher selling expenses to support higher sales volumes of ZTlido.

Gain on Derivative Liabilities. Gain on derivative liabilities for the six months ended June 30, 2021 was $1.9 million compared to a gain of $6.9 million in the same period in 2020 and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Debt Extinguishment. Loss on debt extinguishment for the six months ended June 30, 2021 was $6.8 million and was primarily attributed to the repurchases of the outstanding principal on the Scilex Notes, and was partially offset by short-term debt forgiveness. Loss on debt extinguishment for the six months ended June 30, 2020 was $51.9 million and was attributed to the repayments of outstanding principal on the Term Loans.

Interest Expense. Interest expense for the six months ended June 30, 2021 and 2020 was $4.4 million and $15.1 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Oaktree term loans, which were fully repaid in the year ended December 31, 2020. Interest income was immaterial for both periods.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 2021 and 2020 was $0.8 million and $2.2 million, respectively. The increase in income tax benefit was attributed to the impact of our valuation allowance.

Net Loss. Net loss for the six months ended June 30, 2021 and 2020 was $164.3 million and $154.2 million, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had $77.3 million in cash and cash equivalents attributable in part to the following financing arrangements:

Debt Financings

ACEA Significant Debt Arrangements

At the closing of the transactions contemplated by the ACEA Merger Agreement and as a result thereof, on June 1, 2021, we, as the indirect parent to Hangzhou ACEA Pharmaceutical Research Co., Ltd. (“ACEA Hangzhou”) and Zhejiang ACEA Pharmaceutical Co., Ltd. (“ACEA Zhejiang”), each of which are indirect subsidiaries of ACEA, succeeded to the financial obligations of ACEA Hangzhou and ACEA Zhejiang, each of whom are parties to agreements with ACEA Bio (Hangzhou) Co., Ltd. (“ACEA Bio”) (an entity unrelated to ACEA Hangzhou and ACEA Zhejiang) as set forth below.

Pursuant to that certain Contract, dated as of August 15, 2018, between ACEA Hangzhou and ACEA Bio, ACEA Hangzhou borrowed an aggregate of approximately $29.1 million (184,600,000 RMB) from ACEA Bio in a series of loans thereunder (the “Contract”). Each loan under the Contract is for a period of 10 years and the maturity dates thereof range from August 15, 2023 to August 15, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

Pursuant to that certain Loan Agreement, dated as of January 6, 2018, between ACEA Zhejiang and ACEA Bio, ACEA Zhejiang borrowed approximately $1.3 million (8,000,000 RMB) from ACEA Bio (the “Loan Agreement”). The maturity date under the Loan Agreement is one year from the date when the loan was remitted to ACEA Zhejiang’s bank account and current maturity is January 1, 2022. The interest rate under the Loan Agreement is 4.786% per annum.

The outstanding principal amount under the Contract and Loan Agreement as of June 30, 2021 is $30.4 million. As a part of the preliminary purchase price allocation, we estimated the fair value of the Contract and Loan Agreement to be approximately $17.1 million.

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

On December 14, 2020, and in connection with the Amendment, the aggregate $45.0 million in restricted funds held in previously established reserve and collateral accounts were released and Scilex Pharma utilized such funds to repurchase an aggregate of $45.0 million in principal amount of the Scilex Notes. Scilex Pharma also repurchased $20.0 million in principal amount of the Scilex Notes in each of December 2020, February 2021 and April 2021.

Equity Financings

Amended Sales Agreement

On December 4, 2020, we entered into Amendment No. 1 to that certain Sales Agreement, dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that we may, from time to time, offer and sell securities to A.G.P./Alliance Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the six months ended June 30, 2021, we issued and sold an aggregate of 9,787,935 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds of approximately $93.0 million.

Marketable Investment

On March 9, 2021, NantKwest, Inc. and ImmunityBio completed their previously announced 100% stock-for-stock merger (the “Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the Merger. Prior to the closing of the Merger, we owned 10,000,000 shares of common stock of ImmunityBio, and we therefore received 8,190,000 shares of common stock of the post-merger company.

Our investment in ImmunityBio has historically been included as an equity investment in our consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the Merger, we account for our investment in ImmunityBio as an equity investment with a readily determinable fair value and reclassified our investment in ImmunityBio to marketable investment within our consolidated balance sheets. The investment in ImmunityBio is classified as a current asset because the investment can be liquidated to finance our current operations. In connection with the change in fair value of our investment in ImmunityBio, we recorded a loss on marketable investment of $63.9 million during the three months ended June 30, 2021 and a gain on marketable investment of $30.5 million during the six months ended June 30, 2021. We sold 5,889,334 shares of ImmunityBio common stock during the three and six months ended June 30, 2021 for net proceeds to us of $95.2 million.

On July 16, 2021, Celularity Inc. (“Pre-Merger Celularity”), a company of which we held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was named Celularity Inc. (“Celularity”) and its Class A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. We received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. We also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger. Our investment in Celularity has historically been accounted for as an equity security without a readily determinable fair value. As of the trading commencement date, we account for our investment in Celularity as an equity security with a readily determinable fair value. As of July 30, 2021, we owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by us are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions.

Contingent Consideration

We have contingent consideration obligations in connection with certain acquisition and licensing transactions that are contingent upon achieving certain specified milestones or the occurrence of certain events, including those described within the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Upon the achievement of such milestones or the occurrence of such events, we will be obligated to make certain cash or stock payments in accordance with the terms of such acquisition and license agreements.

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $126.6 million for the six months ended June 30, 2021 as compared to $76.1 million for the six months ended June 30, 2020. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third-party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $76.7 million for the six months ended June 30, 2021, and was attributed to proceeds of $95.2 million from sales of marketable investment, partially offset by $12.3 million related to various investments in new technologies and preclinical programs, $0.8 million in connection with the acquisition of ACEA, net of cash acquired, and approximately $5.5 million primarily attributed to expenditures on laboratory equipment. During the six months ended June 30, 2020, net cash used by investing activities was $3.3 million, which was comprised of $2.3 million related to various investments in new technologies and preclinical programs and approximately $1.0 million on equipment and building improvements.

Cash Flows from Financing Activities. Net cash provided by financing activities was $70.4 million for the six months ended June 30, 2021 as compared to net cash provided by financing of $68.0 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received $93.0 million from equity offerings, proceeds from short-term debt of $22.5 million and proceeds of $12.0 million from common stock issuances and warrant exercises. During the six months ended June 30, 2021, we repaid $42.4 million in principal amount of the Scilex Notes, of which $31.6 million was attributed to principal included within financing activities and $10.8 million was attributed to principal included in operating activities. We also repaid $22.5 million in other short-term debt. During the six months ended June 30, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $2.5 million on the Scilex Notes and repaid $3.0 million in short-term debt.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and there have been no material changes during the three months ended June 30, 2021.

Contractual Obligations and Commitments

As of June 30, 2021, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since our inception through June 30, 2021, other than off-balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

New Accounting Pronouncements

Refer to Note 1, “Significant Accounting Policies” and “Recent Accounting Pronouncements” in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

We are not subject to interest rate risk on the Scilex Notes associated with our 2018 Purchase Agreements as repayment of the Scilex Notes is determined by projected net sales as further discussed in Note 7 of the accompanying notes consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. For the Scilex Notes, changes in interest rates will generally affect the fair value of the debt instrument, but not our earnings or cash flows.

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

Beginning in the first quarter of 2021, we held an investment in an equity security with a readily determinable fair value, which is included as a current marketable investment within our consolidated balance sheets. Our investment in this publicly traded equity security is recorded at fair value and is subject to market price volatility. Changes in the fair value of this investment are recorded in our consolidated statement of operations within gain (loss) on marketable investment. As of June 30, 2021, a price change of 10 percent would increase or decrease the fair value of our marketable investment by $3.4 million.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

The information under the caption “Litigation” set forth in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

We are primarily a clinical and commercial stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully-human mAbs, biosimilars/biobetters, fully human anti-PD-L1 checkpoint inhibitors derived from our proprietary G-MAB™ library platform, antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103) and non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-1499 (neutralizing antibody; COVIGUARD TM), STI-2020 (affinity matured neutralizing antibody; COVI-AMG TM), STI-2099 (intranasal affinity matured neutralizing antibody; COVIDROPS TM), neutralizing antibody cocktail (COVISHIELD TM), STI-5656 (Abivertinib), STI-8282 (allogeneic adipose-derived mesenchymal stem cells; COVI-MSC TM), serological IgM/IgG antibody diagnostic test (COVITRACKTM), saliva-based antigen diagnostic test for SARS-CoV-2 (COVITRACE TM) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVISTIX TM), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $1,122.4 million and $958.3 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2020 (COVI-AMGTM), STI-2099 (COVIDROPSTM), STI-8282 (COVI-MSCTM) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates, including a neutralizing antibody cocktail (COVISHIELDTM), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company, Adnab, Inc., ACEA Therapeutics, Inc. and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In addition, as discussed in the risk factor under the heading “The terms of our outstanding debt place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, the Scilex Indenture includes negative covenants that place limitations on the following: the incurrence of debt, the payment of dividends by Scilex Pharmaceuticals Inc. (“Scilex Pharma”), the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture.

Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Our portfolio of marketable securities is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of marketable securities. Changes in the value of our portfolio of marketable securities could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. In addition, the COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase II trials are ongoing for RTX for knee osteoarthritis and COVIDROPS for COVID-19, and Phase I trials are ongoing for RTX for cancer-related pain and anti-CD38 CAR-T for multiple myeloma and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the second half of 2021 with higher strength SP-103. We are currently in a Phase II study of Abivertinib for cytokine storm related to COVID-19 infection, a Phase II study of mesenchymal stem cells for the treatment of respiratory distress syndrome associated with COVID-19 infection and a Phase I study of STI-6129 for the treatment of amyloid light chain (AL) amyloidosis. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of CAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies, clinical trials of our COVID-19 related product candidates and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

An Emergency Use Authorization (“EUA”) would allow us to market and sell our COVID-19 product candidates, including COVISTIX, without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for any of our COVID-19 product candidates, we will rely on the FDA policies and guidance in connection with the marketing and sale of such product candidates. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 product candidates could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for our COVID-19 product candidates would remain in place. The termination of an EUA, if granted, could adversely impact our business, financial condition and results of operations.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally, prompting many national, regional and local government, including California, to implement preventative and protective measures., such as travel restrictions, business restrictions, closures and quarantine and stay-at-home orders, These orders and others have been modified and may be further modified, amended and new orders may be adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If additional shelter-in-place or similar orders are adopted in the future and the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place or similar order, which could negatively impact our business, operating results and financial condition.

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

We have expanded, and plan to continue to expand, our assets, business and intellectual property portfolio through the acquisition of new assets, businesses and technologies.

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu Biologics Limited in 2017 and Sofusa® assets, a revolutionary drug delivery technology, in July 2018. We also acquired SmartPharm Therapeutics, Inc. in September 2020, and are in the process of integrating this company and its technology with ours. In addition, in June 2021, we completed our acquisition of ACEA Therapeutics, Inc.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from June 30, 2020 to June 30, 2021, our closing stock price ranged from $5.76 to $18.82 per share, and from January 4, 2021 to July 30, 2021, our closing stock price ranged from $6.35 to $16.51 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2021, we entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark Therapeutics, Inc. (“Aardvark”) to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, we paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of our common stock, which were issued on April 23, 2021. The issuance of the shares to Aardvark was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. Aardvark represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the shares of common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Approval of Fiscal Year 2020 Annual Cash Bonuses to Named Executive Officers

On August 6, 2021, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the payment of annual cash bonuses to each of our named executive officers for the fiscal year ended December 31, 2020. As described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2021 (the “Form 10-K”), our named executive officers for the year ended December 31, 2020 were Henry Ji, Ph.D., our Chairman of the Board, Chief Executive Officer and President; Najjam Asghar, our Senior Vice President and Chief Financial Officer; and Jiong Shao, our Former Executive Vice President and Former Chief Financial Officer. As of the date of the filing of the Form 10-K, the Compensation Committee had not yet determined the annual bonus amounts, if any, that would be awarded to our named executive officers for 2020. All other compensation paid or earned by each of our named executive officers for the fiscal year ended December 31, 2020 was previously reported by us in the Summary Compensation Table beginning on page 89 of the Form 10-K. In accordance with Item 5.02(f) of Form 8-K, we are disclosing the 2020 cash bonus amounts that were approved by the Compensation Committee on August 6, 2021, as well as the revised total compensation amounts after taking into account the 2020 cash bonus amounts:

			Total
Named Executive Officer and Title(1)	Year	Bonus(2)	Compensation
Henry Ji, Ph.D., Chairman of the Board, Chief Executive Officer and President	2020	$560,000	$164,350,434
Najjam Asghar, Senior Vice President and Chief Financial Officer	2020	$160,000	$2,032,320

_______________________

(1) Mr. Shao is not included in this table as his compensation as disclosed in the Form 10-K is unchanged in light of the fact that his employment with us terminated in August 2020 and he was therefore not eligible for a bonus for 2020.

(2) As disclosed in the Form 10-K, for 2020, Dr. Ji’s target annual bonus was equal to 80% of his annual salary, which the Compensation Committee set in June 2020 after considering the competitive market analysis provided by Compensia, Inc. (“Compensia”), a national compensation consulting firm, engaged by the Compensation Committee to review and advise on the Company’s compensation practices. Our offer letter with Mr. Asghar provided that Mr. Asghar’s target annual bonus was equal to 30% of his annual salary, which the Compensation Committee increased to 40% in October 2020 after considering the competitive market analysis provided by Compensia in 2020 and Mr. Asghar’s promotion as our Chief Financial Officer in August 2020. The 2020 cash bonus awarded to Dr. Ji was equal to 80% of his annual salary, which the Compensation Committee determined was appropriate in light of the increase in the scale of our business during 2020 and to recognize the tireless effort that Dr. Ji expended during 2020 in leading the Company’s development of its cancer, pain and COVID-19 pipelines, including the development and commercialization of our COVID-19 diagnostic products (COVISTIX, COVITRACE and COVITRACK) and the advancement of multiple therapeutic candidates into the clinic (COVIGUARD, COVI-AMG, COVIDROPS, COVI-MSC and Abivertinib). The 2020 cash bonus awarded to Mr. Asghar was equal to 40% of his annual salary, which the Compensation Committee determined was appropriate based on our position relative to our peer group and market trends, and in recognition of his outstanding performance and professional growth in his initial term as our Chief Financial Officer and his leadership within the finance group and the Company as a whole.

Fiscal Year 2020 CEO Pay Ratio Disclosure

We are a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to patients and their families to address unmet medical needs. At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy, dimeric antigen receptor T-cell therapy, antibody drug conjugates as well as bispecific antibody approaches. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases. Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic and diagnostic products to meet underserved markets, we have made investments in non-opioid pain management and are currently conducting preclinical and clinical development of multiple therapeutic, vaccine and diagnostic product candidates utilizing our in-house, or in-licensed, proprietary platforms for the potential treatment, prevention and detection of COVID-19 and SARS-CoV-2.

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of all our employees (other than our CEO) and the annual total compensation of Henry Ji, Ph.D., our Chairman of the Board, Chief Executive Officer and President (our “CEO”). Neither the Compensation Committee nor our management used our CEO pay ratio measure in making compensation decisions.

CEO Pay Ratio for 2020

•	The median of the annual total compensation of all our employees, excluding our CEO, was $122,147;
•	The annual total compensation of our CEO, as disclosed above, was $164,350,434; and
•	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 1,346 to 1.

This ratio is a reasonable estimate calculated in a manner consistent with SEC rules.

Methodology

For purposes of calculating the pay ratio for 2019, we used as our median employee the same individual that we originally identified as our median employee for 2018 because there was no change to our employee population or compensation arrangements that we reasonably believed would significantly impact our pay ratio disclosure. However, in 2020 there was a change in circumstances of the employee identified as the median employee for 2018 as that individual terminated their employment with us. Accordingly, as permitted by SEC rules, we have elected to use another employee, whose 2018 compensation was substantially similar to the original median employee’s 2018 compensation based on the same consistently applied compensation measure used to select the original median employee, as our median employee for 2020.

The methodology used to identify the employee with compensation at the median of the annual total compensation of all our employees was based on the following:

▪

In determining our employee population, we considered the individuals, excluding our CEO, who were employed by us and our consolidated subsidiaries as of December 31, 2018, whether employed on a full-time, part-time, seasonal or temporary basis. We did not include any contractors or other non-employee workers in our employee population.

▪

To identify our median employee, we chose to use annual base pay as our consistently-applied compensation measure, which we calculated as of December 31, 2018 for the 12-month period from January 1, 2018 through December 31, 2018.

For simplicity, we calculated annual base pay using a reasonable estimate of the hours worked during 2018 for hourly employees and actual salary paid for our remaining employees.
▪

For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using the applicable exchange rates in effect on December 31, 2018. For permanent employees hired during 2018, we annualized their salary or base pay as if they had been employed for the entire measurement period. We did not make any cost-of-living adjustment.

Calculation

Using the aforementioned methodology, the individual identified as the median employee from our 2020 employee population had actual earnings consisting of base pay, an annual bonus payment, an equity award, reimbursement for declining medical benefit payments on his behalf, and a Section 401(k) employer matching contribution in the total amount of $122,147 for 2020.

The 2020 annual total compensation as determined under Item 402 of Regulation S-K for our CEO, as disclosed above, was $164,350,434. As approved by our stockholders at our 2020 Annual Meeting of Stockholders and reflected in the “Option Awards” column of our 2020 Summary Compensation Table, during 2020 Dr. Ji was granted a 10-year CEO performance award tied solely to achieving pre-established market capitalization milestones (the “CEO Performance Award”) with a grant date fair value of $150,317,148. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of our common stock, which was equal to 10% of our outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days). To meet the first market capitalization milestone, our current market capitalization must increase to $5.0 billion. For the next two milestones, our market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, our market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, our market capitalization must increase in additional $4.0 billion increments. For the final milestone, our market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, our market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of our common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. If this one-time award were removed from Dr. Ji’s compensation as set forth in the 2020 Summary Compensation Table, his annual total compensation for 2020 would be $14,033,286 and the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees would be 115 to 1.

Approval of Fiscal Year 2017 Annual Cash Bonus to Dr. Ji

On August 6, 2021, the Compensation Committee approved the payment of an annual cash bonus to Dr. Ji for the fiscal year ended December 31, 2017 in the amount of $247,500. We are disclosing the revised total compensation amount for Dr. Ji after taking into account the 2017 cash bonus awarded to Dr. Ji:

			Total
Named Executive Officer and Title	Year	Bonus(1)	Compensation
Henry Ji, Ph.D., Chairman of the Board, Chief Executive Officer and President	2017	$247,500	$1,792,500

___________________________

(1) As disclosed in the Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders filed with the SEC on July 19, 2018 (the “2018 Proxy Statement”), Dr. Ji’s target annual bonus for fiscal year 2017 was equal to 55% of his annual salary. The 2017 cash bonus awarded to Dr. Ji was equal to 41.25% of his annual salary for fiscal 2017, which the Compensation Committee determined was appropriate based on Dr. Ji’s achievements for the Company during 2017, including the successful resubmission by Scilex Pharmaceuticals Inc. of the new drug application for ZTLido for the treatment of postherpetic neuralgia in September 2017, the successful closing of the acquisition of Virttu Biologics Limited, and the negotiation and entry into a Contribution Agreement with Celularity Inc. (“Celularity”) pursuant to which the Company licensed certain intellectual property to Celularity in exchange for shares of Celularity’s Series A Preferred Stock equal to 25% of Celularity’s then-outstanding shares of capital stock.

Updated Fiscal Year 2017 CEO Pay Ratio Disclosure

The 2018 Proxy Statement included certain information about the relationship of the median of the annual total compensation of all our employees (other than our CEO) for 2017 and the annual total compensation of Dr. Ji (our “2017 CEO Pay Ratio”). The information included in the 2018 Proxy Statement was based on the median of the annual total compensation of all our employees for 2017 (as calculated using the same methodology for determining the compensation reflected in the “Summary Compensation Table” in the 2018 Proxy Statement) and Dr. Ji’s annual total compensation for 2017 as set forth in the “Summary Compensation Table” included in the 2018 Proxy Statement, and neither of which included any amount with respect to any bonuses that could be paid for 2017 performance. The 2018 Proxy Statement included a separate estimate of our 2017 pay ratio based on the amount of compensation that had been paid and awarded to and earned by our median employee and Dr. Ji that was available as of July 19, 2018. As reported in the 2018 Proxy Statement, our 2017 pay ratio, excluding any amount with respect to a bonus that could be paid for 2017, was 18 to 1.

On noted above, on August 6, 2021, the Compensation Committee approved the payment of an annual cash bonus to Dr. Ji for the fiscal year ended December 31, 2017 in the amount of $247,500. This results in a final 2017 CEO Pay Ratio of 20 to 1, based on:

▪	the annual total compensation of Dr. Ji for 2017, using his updated 2017 total compensation of $1,792,500, including his cash bonus for 2017; and
▪	the median of the annual total compensation of all our employees (other than Dr. Ji), determined in accordance with Item 402(u) of Regulation S-K, which was $88,420.

For the methodology used to determine the median of the annual total compensation of all our employees (other than our CEO) for 2017, please see the section entitled “Pay Ratio Disclosure” beginning on page 53 of the 2018 Proxy Statement.

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

10.1

Amendment to Binding Term Sheet, dated as of April 20, 2021, by and between Sorrento Therapeutics, Inc. and ANP Technologies, Inc. (incorporated by reference to Exhibit 10.4 the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.2†

Earn-Out Agreement, dated June 1, 2021, by and between Sorrento Therapeutics, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.3

Contract, dated August 15, 2018, by and between Hangzhou ACEA Pharmaceutical Research Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.4

Loan Agreement, dated January 6, 2018, by and between Zhejiang ACEA Pharmaceutical Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

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

Sorrento Therapeutics, Inc.

Date:	August 6, 2021	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Najjam Asghar
Najjam Asghar
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)