Form 10-Q
period 2021-09-30
Sorrento Therapeutics, Inc.
filed 2021-11-05
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of October 23, 2021 was 306,335,789.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$39,735	$56,464
Marketable investments	122,934	—
Accounts receivables, net	16,454	15,506
Inventory	5,427	1,831
Prepaid expenses	12,196	8,712
Other current assets	3,974	3,721
Total current assets	200,720	86,234
Property and equipment, net	45,750	31,861
Operating lease right-of-use assets	76,674	42,052
Intangibles, net	320,970	73,675
Goodwill	52,892	43,554
Equity investments	51,120	256,397
Other assets, net	4,664	2,049
Total assets	$752,790	$535,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,839	$24,706
Accrued payroll and related benefits	16,674	20,859
Accrued expenses	23,575	19,198
Current portion of deferred revenue	2,284	4,485
Current portion of operating lease liabilities	11,644	3,626
Current portion of contingent consideration and acquisition consideration payable	65,682	398
Current portion of debt	27,486	23,208
Total current liabilities	175,184	96,480
Long-term debt, net of discount	83,495	92,258
Deferred tax liabilities, net	5,083	6,918
Deferred revenue	119,206	113,185
Derivative liabilities	35,300	35,400
Operating lease liabilities	79,930	50,301
Contingent consideration and acquisition consideration payable	121,504	549
Other long-term liabilities	1,761	—
Total liabilities	$621,463	$395,091
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value 750,000,000 shares authorized and 303,466,554 and 275,285,582 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	31	28
Additional paid-in capital	1,421,966	1,172,346
Accumulated other comprehensive loss	1,155	520
Accumulated deficit	(1,242,187)	(958,279)
Treasury stock, 7,568,182 shares at cost at September 30, 2021, and December 31, 2020	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	131,501	165,151
Noncontrolling interests	(174)	(24,420)
Total equity	131,327	140,731
Total liabilities and stockholders’ equity	$752,790	$535,822

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$7,562	$7,874	$22,439	$18,916
Service revenues	4,500	3,879	17,389	9,565
Total revenues	12,062	11,753	39,828	28,481
Operating costs and expenses:
Cost of products sold	1,172	549	2,549	1,796
Cost of services	2,215	2,122	7,345	5,563
Research and development	49,448	32,003	147,787	77,307
Acquired in-process research and development	11,125	34,884	23,608	39,765
Selling, general and administrative	48,489	24,265	142,276	75,027
Intangible amortization	1,000	1,034	3,105	3,018
Total operating costs and expenses	113,449	94,857	326,670	202,476
Loss from operations	(101,387)	(83,104)	(286,842)	(173,995)
(Loss) gain on derivative liabilities	(1,800)	(1,000)	100	5,900
(Loss) gain on marketable investments	(13,483)	—	17,047	—
Loss on debt extinguishment, net	—	—	(6,695)	(51,939)
(Loss) gain on foreign currency exchange	(300)	30	(841)	7
Interest expense, net	(2,900)	(2,562)	(7,282)	(17,664)
Other income	97	238	53	179
Loss before income tax	(119,773)	(86,398)	(284,460)	(237,512)
Income tax expense (benefit)	386	145	(461)	(2,050)
(Loss) gain on equity method investments	164	(566)	(277)	(5,821)
Net loss	(119,995)	(87,109)	(284,276)	(241,283)
Net loss attributable to noncontrolling interests	(192)	(3,086)	(368)	(14,324)
Net loss attributable to Sorrento	$(119,803)	$(84,023)	$(283,908)	$(226,959)
Net loss per share - basic per share attributable to Sorrento	$(0.40)	$(0.33)	$(0.98)	$(1.05)
Net loss per share - diluted per share attributable to Sorrento	$(0.40)	$(0.33)	$(0.98)	$(1.05)
Weighted-average shares used during period - basic per share attributable to Sorrento	299,276	251,211	290,029	217,050
Weighted-average shares used during period - diluted per share attributable to Sorrento	299,276	257,670	290,029	223,509

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(119,995)	$(87,109)	$(284,276)	$(241,283)
Other comprehensive income:
Foreign currency translation adjustments	22	669	635	714
Total other comprehensive income	22	669	635	714
Comprehensive loss	(119,973)	(86,440)	(283,641)	(240,569)
Comprehensive loss attributable to noncontrolling interests	(192)	(3,086)	(368)	(14,324)
Comprehensive loss attributable to Sorrento	$(119,781)	$(83,354)	$(283,273)	$(226,245)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2020	275,286	$28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	500	—	—	—	5,394	—	—	—	5,394
Issuance of common stock upon exercise of warrants	2,550	—	—	—	9,050	—	—	—	9,050
Issuance of common stock for equity offerings	3,901	1	—	—	42,208	—	—	—	42,209
Other acquisitions, license agreements and investments paid in equity	851	—	—	—	7,500	—	—	—	7,500
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Stock-based compensation	—	—	—	—	23,660	—	—	—	23,660
Foreign currency translation adjustment	—	—	—	—	—	(75)		—	(75)
Net Income (loss)	—	—	—	—	—	—	2,510	(92)	2,418
Balance, March 31, 2021	285,655	$29	7,568	$(49,464)	$1,236,195	$445	$(955,769)	$(549)	$230,887
Issuance of common stock under equity compensation plans	300	—	—	—	1,377	—	—	—	1,377
Issuance of common stock for equity offerings	5,886	1	—	—	50,751	—	—	—	50,752
Equity issued for the acquisition of ACEA Therapeutics, Inc.	5,519	—	—	—	42,168	—	—	—	42,168
Other acquisitions, license agreements and investments paid in equity	615	—	—	—	5,378	—	—	—	5,378
Stock-based compensation	—	—	—	—	20,984	—	—	—	20,984
Foreign currency translation adjustment	—	—	—	—	—	688	—	—	688
Net loss	—	—	—	—	—	—	(166,615)	(84)	(166,699)
Balance, June 30, 2021	297,975	$30	7,568	$(49,464)	$1,356,853	$1,133	$(1,122,384)	$(633)	$185,535
Issuance of common stock under equity compensation plans	337	—	—	—	1,281	—	—	—	1,281
Issuance of common stock for equity offerings	5,056	1	—	—	41,917	—	—	—	41,918
Other acquisitions, license agreements and investments paid in equity	99	—	—	—	812	—	—	—	812
Other changes to noncontrolling interests	—	—	—	—	—	—	—	651	651
Stock-based compensation	—	—	—	—	21,103	—	—	—	21,103
Foreign currency translation adjustment	—	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	(119,803)	(192)	(119,995)
Balance, September 30, 2021	303,467	$31	7,568	$(49,464)	$1,421,966	$1,155	$(1,242,187)	$(174)	$131,327

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2019	167,798	$18	7,568	$(49,464)	$788,122	$(270)	$(659,818)	$(45,832)	$32,756
Issuance of common stock under equity compensation plans	49	—	—	—	99	—	—	—	99
Issuance of common stock upon exercise of warrants	5,009	1	—	—	13,534	—	—	—	13,535
Issuance of common stock for public placement, net	2,091	1	—	—	7,325	—	—	—	7,326
Stock-based compensation	—	—	—	—	3,682	—	—	—	3,682
Issuance of common stock from Aspire Purchase Agreement	29,619	3	—	—	62,950	—	—	—	62,953
Foreign currency translation adjustment	—	—	—	—	—	55		—	55
Net loss	—	—	—	—	—	—	(65,195)	(3,985)	(69,180)
Balance, March 31, 2020	204,566	$23	7,568	$(49,464)	$875,712	$(215)	$(725,013)	$(49,817)	$51,226
Exercise of stock options, net	877	—	—	—	3,797	—	—	—	3,797
Issuance of common stock upon exercise of warrants	8,115	1	—	—	25,326	—	—	—	25,327
Issuance of common stock for equity offerings	18,289	1	—	—	81,532	—	—	—	81,533
Stock-based compensation	—	—	—	—	3,335	—	—	—	3,335
Foreign currency translation adjustment	—	—	—	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	—	—	(77,740)	(7,253)	(84,993)
Balance, June 30, 2020	231,847	$25	7,568	$(49,464)	$989,702	$(225)	$(802,753)	$(57,070)	$80,215
Exercise of stock options, net	288	—			1,177				1,177
Issuance of common stock upon exercise of warrants	19,957	2	—	—	53,874	—	—	—	53,876
Issuance of common stock for equity offerings	6,817	1	—	—	63,764	—	—	—	63,765
Equity issued for the acquisition of SmartPharm Therapeutics, Inc.	1,832	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	997				6,975				6,975
Stock-based compensation	—	—	—	—	6,295	—	—	—	6,295
Foreign currency translation adjustment	—	—	—	—	—	669		—	669
Net loss	—	—	—	—	—		(84,023)	(3,086)	(87,109)
Balance, September 30, 2020	261,738	$28	7,568	$(49,464)	$1,141,208	$444	$(886,776)	$(60,156)	$145,284

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended September 30,
Operating activities	2021	2020
Net loss	$(284,276)	$(241,283)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,603	8,790
Non-cash operating lease cost	3,057	2,802
Non-cash interest expense and amortization of debt issuance costs	5,899	10,440
Payment on Scilex Notes attributed to accreted interest related to the debt discount	(11,791)	—
Acquired in-process research and development	23,608	39,765
Stock-based compensation	67,509	13,312
Loss on debt extinguishment, net	6,695	51,939
Gain on derivative liabilities	(100)	(5,900)
Gain on marketable investments	(17,047)	—
Loss on equity method investments	277	5,821
Loss on contingent consideration	100	—
Deferred tax provision	(1,834)	(1,989)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(697)	(313)
Accrued payroll	(4,941)	2,016
Prepaid expenses, deposits and other assets	(6,058)	4,588
Accounts payable	(3,549)	(8,556)
Accrued expenses and other liabilities	35,589	1,544
Deferred revenue	417	(385)
Right-of-use assets, operating leases	(32,509)	—
Other	364	(1,258)
Net cash used for operating activities	(209,684)	(118,667)
Investing activities
Proceeds from sale of marketable investments	124,113	—
Purchases of property and equipment	(6,662)	(3,840)
ACEA acquisition consideration paid in cash, net of cash acquired	(754)	—
Payments related to license agreements	—	(22,325)
Other acquisitions and investments	(34,645)	(2,344)
Net cash used for investing activities	82,052	(28,509)
Financing activities
Proceeds from equity offerings, net of issuance costs	134,878	213,009
Proceeds from short-term debt, net of issuance costs	35,053	7,815
Proceeds from exercise of stock options and warrants	13,255	97,810
Repayments of debt and other obligations	(72,711)	(132,819)
Net cash provided by financing activities	110,475	185,815
Net change in cash, cash equivalents and restricted cash	(17,157)	38,639
Net effect of exchange rate changes on cash	428	768
Cash, cash equivalents and restricted cash at beginning of period	56,464	80,769
Cash, cash equivalents and restricted cash at end of period	$39,735	$120,176
Supplemental disclosures:
Cash paid during the period for:
Interest	86	3,148
Taxes	1,200	—
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests from increased ownership in Scilex Holding	23,963	—
SmartPharm acquisition consideration paid in equity	—	19,421
ACEA acquisition consideration paid in equity	42,168	—
Other acquisitions, license agreements and investments paid in equity	13,689	9,544
Property and equipment costs incurred but not paid	1,162	1,524
Short-term debt	7,304	—
Reconciliation of cash, cash equivalents and restricted cash within the Company’s consolidated balance sheets:
Cash and cash equivalents	39,735	75,176
Restricted cash	—	45,000
Cash, cash equivalents, and restricted cash	$39,735	$120,176

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

1. Description of Business and Basis of Presentation

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical stage and commercial, antibody-centric, biopharmaceutical company developing new therapies to treat cancers, pain (non-opioid treatments), autoimmune disease and COVID-19. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its extensive immuno-oncology platforms, including key assets such as clinical stage fully human antibodies (“G-MAB™ library”), clinical stage immuno-cellular therapies (“CAR-T”, “DAR-T™”), clinical stage antibody-drug conjugates (“ADCs”) and oncolytic viruses (Seprehvec™). The Company is also developing potential antiviral therapies and vaccines against coronaviruses, including COVIGUARD™, COVI-AMG™, COVISHIELD™, COVI-MSC™ and COVIDROPS™; and diagnostic test solutions, including COVITRACK™, COVISTIX™ and COVITRACE™.

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

Significant Accounting Policies

During the nine months ended September 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 outside of new accounting pronouncements as described below.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Scilex Pharmaceuticals Inc. product sales	$7,525	$7,837	$22,313	$18,806
Other product revenue	37	37	126	110
Net product revenue	$7,562	$7,874	$22,439	$18,916
Concortis Biosystems Corporation	$3,164	$2,261	$12,094	$5,089
Bioserv Corporation	968	1,498	3,549	4,116
Other service revenue	368	120	1,746	360
Service revenue	$4,500	$3,879	$17,389	$9,565

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

3. Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$39,735	$39,735	$—	$—
Marketable investments	122,934	4,198	—	118,736
Total assets	$162,669	$43,933	$—	$118,736
Liabilities:
Derivative liabilities - non-current	$35,300	$—	$—	$35,300
Contingent consideration and acquisition consideration payable	65,682	—	—	65,682
Contingent consideration and acquisition consideration payable - non-current	121,504	—	—	121,504
Total liabilities	$222,486	$—	$—	$222,486

	Fair Value Measurements at December 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,464	$56,464	$—	$—
Total assets	$56,464	$56,464	$—	$—
Liabilities:
Derivative liabilities - non-current	$35,400	$—	$—	$35,400
Contingent consideration and acquisition consideration payable	398	—	—	398
Contingent consideration and acquisition consideration payable - non-current	549	—	—	549
Total liabilities	$36,347	$—	$—	$36,347

Marketable Investments

As disclosed in Note 4, the Company holds shares of Celularity Inc. (“Celularity”) Class A Common Stock of which 19,922,124 shares with a value of approximately $118.7 million as of September 30, 2021 are subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period, and the shares subject to transfer restrictions are adjusted for a discount for lack of marketability.

Contingent Consideration and Acquisition Consideration Payable

In connection with the acquisition of ACEA Therapeutics, Inc. (“ACEA”) as disclosed in Note 6, the Company preliminarily recorded estimated contingent consideration of $186.1 million as of the acquisition closing date of June 1, 2021. The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement include revenue projections, a discount rate of 14.4% and estimated probabilities of successful commercialization. As defined in Note 6, the Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement (as defined in Note 6), if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021 (“Put Option”). The Company assesses the fair value of the Put Option using a Black-Scholes model and Level 3 assumptions. As of June 1, 2021, the Company recorded a total fair value of $8.9 million associated with the Put Option. The Put Option is included within the current portion of the contingent consideration and acquisition consideration payable. During the nine months ended September 30, 2021, the Company recorded a loss of $0.1 million related to the change in fair value of the contingent consideration resulting from the passage of time since June 1, 2021.

Changes in estimated fair value of acquisition consideration payable, including contingent consideration liabilities, since December 31, 2020 are as follows:

(in thousands)	Fair Value
Beginning Balance at December 31, 2020	$947
Contingent consideration related to the acquisition of ACEA Therapeutics, Inc.	186,139
Change in fair value measurement	100
Ending Balance at September 30, 2021	$187,186

Derivative liabilities

The Company recorded a loss on derivative liabilities of $1.8 million and a gain of $0.1 million for the three and nine months ended September 30, 2021, respectively, which related to the compound derivative liabilities associated with the Scilex Notes (as defined in Note 7). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions, including a 6.5% risk adjusted net sales forecast and an effective debt yield of 14.7%.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021:

(in thousands)	Fair Value
Beginning Balance at December 31, 2020	$35,400
Re-measurement of Fair Value	(100)
Ending Balance at September 30, 2021	$35,300

4. Investments

The Company’s investments include investments accounted for as equity method investments, equity investments without readily determinable fair value and equity investments with readily determinable fair value. As of September 30, 2021, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. (“Deverra”), and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc. (“NantBioScience”), Aardvark Therapeutics, Inc. (“Aardvark”) and Elsie Biotechnologies, Inc. (“Elsie”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

Celularity

On July 16, 2021, Celularity Inc. (“Pre-Merger Celularity”), a company of which the Company held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was named Celularity Inc. (“Celularity”) and its Class A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. The Company received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. The Company also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger (the “Private Placement Shares”). Dr. Henry Ji, the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, each served on the board of directors of Pre-Merger Celularity from June 2017 until the closing of the Celularity Merger in July 2021. Dr. Robin L. Smith, a member of the Company’s Board of Directors, served on the board of directors of Pre-Merger Celularity from August 2019 until the closing of the Celularity Merger in July 2021 and has served on the board of directors of Celularity since the closing of the Celularity Merger in July 2021.

The Company’s investment in Celularity has historically been included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the trading commencement date, the Company accounts for its investment in Celularity as an equity security with a readily determinable fair value. As of September 30, 2021, the Company owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by the Company are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions (the “Restricted Shares”).

In connection with the change in fair value of the Restricted Shares, the Company recorded an unrealized loss on equity investment of $6.3 million during the three and nine months ended September 30, 2021. The Company has reclassified its investment in Celularity associated with the Restricted Shares to marketable investments under current assets within its consolidated balance sheets. The investment in Celularity associated with the Restricted Shares is classified as a current asset because the investment can be liquidated to finance the Company’s current operations once the transfer restrictions are lifted, which will occur before September 30, 2022. In connection with the change in fair value of the Private Placement Shares, the Company recorded an unrealized loss of $1.5 million on marketable investments during the three and nine months ended September 30, 2021. The Company classifies its investment in Celularity associated with the Private Placement Shares as marketable investments within its consolidated balance sheets. The investment in Celularity associated with the Private Placement Shares is classified as a current asset because the investment can be liquidated to finance the Company’s current operations.

ImmunityBio

On March 9, 2021, NantKwest, Inc. and ImmunityBio (formerly known as NantCell, Inc.) completed their previously announced 100% stock-for-stock merger (the “Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the Merger. Prior to the closing of the Merger, the Company owned 10,000,000 shares of common stock of ImmunityBio, and the Company therefore received 8,190,000 shares of common stock of the post-merger company.

Prior to the Merger, the Company’s investment in ImmunityBio was historically included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the Merger, the Company accounted for its investment in ImmunityBio as an equity investment with a readily determinable fair value and reclassified its investment in ImmunityBio to marketable investments within its consolidated balance sheets. The investment in ImmunityBio was classified as a current asset because the investment was liquidated to finance the Company’s current operations. In connection with the change in fair value of its investment in ImmunityBio, the Company recorded a realized loss on marketable investments of $6.4 million during the three months ended September 30, 2021 and a realized gain on marketable investments of $24.1 million during the nine months ended September 30, 2021. The Company sold 8,190,000 shares of ImmunityBio common stock during the nine months ended September 30, 2021 for net proceeds to the Company of $124.0 million. The Company had no remaining shares of ImmunityBio common stock as of September 30, 2021.

Aardvark

During the nine months ended September 30, 2021, the Company paid $10.0 million in cash for 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Tien Lee, MD, a member of the board of directors of Scilex Holding Company (“Scilex Holding”), a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark.

Deverra

During the nine months ended September 30, 2021, the Company paid approximately $10.2 million in consideration for 5,622,703 shares of common stock of Deverra, a development-stage, biotechnology company focused on developing cellular immunotherapy programs. The Company’s payment consisted of (i) the cancellation of certain promissory notes issued by Deverra to the Company with an aggregate principal amount of $6.0 million and unpaid accrued interest of approximately $0.1 million and (ii) a cash payment of $4.1 million. The Company has agreed to purchase additional shares of common stock of Deverra for an aggregate price of $10.0 million by January 1, 2022 and $10.0 million by April 1, 2022. The Company`s investment in Deverra’s common stock represents an equity method investment. However, as Deverra is not a business, the Company immediately expensed all costs associated with the investment and the total consideration paid was expensed as acquired in-process research and development during the three and nine months ended September 30, 2021.The Company has a variable interest in Deverra and Deverra is deemed to be a variable interest entity (“VIE”). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of Deverra. In connection with the Company’s purchase of Deverra common stock, Dr. Henry Ji, the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, were appointed to the board of directors of Deverra.

Elsie

During the nine months ended September 30, 2021, the Company paid $10.0 million in cash for 10,000,000 shares of Series A Preferred Stock of Elsie. The Company accounts for its investment in Elsie as an equity investment without a readily determinable fair value and carries its investment in Elsie at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. In connection with the Company's purchase of Elsie Series A Preferred Stock, Dr. Henry Ji was appointed to the board of directors of Elsie.

NANTibody

The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in income or loss on equity method investments on its consolidated statement of operations. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell, Inc. (“NantCell”) holds the remaining 60%. The Company’s investment in NANTibody had a carrying value of zero as of September 30, 2021 due to the Company’s share of cumulative losses. As of December 31, 2020, the carrying value of the Company’s investment in NANTibody was approximately $0.5 million.

NANTibody recorded a net loss of $1.1 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, NANTibody had $3.4 million in current assets, $8.8 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in income or loss on equity method investments on its consolidated statement of operations. The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. As of September 30, 2021, the carrying value of the Company’s investment in NantStem was approximately $18.4 million. As of December 31, 2020, the carrying value of the Company`s investment in NantStem was $18.1 million.

NantStem recorded a net income of $0.2 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, NantStem had $82.3 million in current assets, no current liabilities, $0.6 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

5. Goodwill and Intangible Assets

The Company had goodwill of $52.9 million as of September 30, 2021, which preliminarily increased by $9.3 million as compared to $43.6 million as of December 31, 2020 due to the Company’s acquisition of ACEA. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $46.2 million and $6.7 million, respectively, as of September 30, 2021.

Intangible assets with indefinite useful lives totaling $278.7 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of September 30, 2021 and December 31, 2020 is as follows (in thousands, except for years):

September 30, 2021	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,446	$139
Acquired technology	19	3,410	1,368	2,042
Acquired in-process research and development	—	278,660	—	278,660
Technology placed in service	15	21,940	4,388	17,552
Patent rights	15	32,720	10,738	21,982
Assembled workforce	5	605	313	292
Internally developed software	2	520	217	303
Total intangible assets		$339,440	$18,470	$320,970

December 31, 2020	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	6	$1,585	$1,426	$159
Acquired technology	19	3,410	1,236	2,174
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,291	18,649
Patent rights	15	32,720	9,103	23,617
Assembled workforce	5	605	222	383
Internally developed software	1	520	87	433
Total intangible assets		$89,040	$15,365	$73,675

Aggregate amortization expense was $1.0 million for each of the three months ended September 30, 2021 and 2020. Aggregate amortization expense was $3.1 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at September 30, 2021 is as follows (in thousands):

Years Ending December 31,	Amount
2021 (Remaining three months)	$1,035
2022	4,140
2023	4,048
2024	3,870
2025	3,845
Thereafter	25,372
Total expected future amortization	$42,310

6. Significant Agreements and Contracts

Acquisition of ACEA Therapeutics, Inc.

On June 1, 2021, the Company completed the acquisition of ACEA pursuant to the terms of the Agreement and Plan of Merger (the “ACEA Merger Agreement”), dated as of April 2, 2021, by and among the Company, AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of the Company, ACEA and Fortis Advisors LLC, as representative of the shareholders of ACEA, whereby ACEA became a wholly owned subsidiary of the Company. With operations in both China and the United States, ACEA is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib.

The total value of the consideration paid by the Company for the acquisition of ACEA was equal to $38.0 million plus approximately $1.9 million (which amount represented the Company’s agreed upon share of certain interest, fees and other expenses) resulting in an aggregate payment of approximately $39.9 million (which amount is subject to further adjustment for indebtedness, transaction expenses and cash, in each case pursuant to the terms of the ACEA Merger Agreement) (the “Closing Consideration”). Pursuant to the terms of the ACEA Merger Agreement, a portion of the Closing Consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of Common Stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021.

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

The preliminary purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021. The ACEA Merger Agreement resulted in net identifiable assets of approximately $230.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $250.4 million, goodwill of $9.3 million, fair value of debt assumed of approximately $32.1 million and other net assets of approximately $2.6 million. The purchase price allocation is preliminary as the Company is still completing the valuation of the intangible assets, contingent consideration, taxes, the fair value of debt assumed and other net assets, changes to which may also increase or decrease the amount of goodwill recognized. Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America. Goodwill is not deductible for tax purposes. Acquisition costs were expensed as incurred. Results of operations since the date of acquisition were not material. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of September 30, 2021, and such matters may result in adjustments to the purchase price allocation.

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

Asset Purchase Agreement with Aardvark Therapeutics, Inc.

In April 2021, the Company entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, the Company paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of the Company’s common stock, and which was expensed as acquired in-process research and development during the nine months ended September 30, 2021. The Company also agreed to pay Aardvark (i) milestone payments upon the receipt of certain regulatory approvals, and (ii) milestone payments upon the Company’s achievement of certain commercial sales milestones. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company. Tien Lee, MD, a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark. As discussed in Note 4, the Company holds an investment interest in Aardvark.

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

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on an equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020, due to NantCell’s material breach of the agreement. The termination and remedies related to such termination are currently pending in an arbitration before the American Arbitration Association. On March 9, 2021, NantKwest, Inc. and ImmunityBio (formerly known as NantCell, Inc.) completed their previously announced 100% stock-for-stock merger (See Note 4).

7. Debt

2018 Purchase Agreements and Indenture for Scilex Pharmaceuticals Inc. (“Scilex Pharma”)

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

During the nine months ended September 30, 2021, Scilex Pharma repurchased an additional $40.0 million in principal amount of the Scilex Notes. In connection with the repurchases, the Company recorded a loss on partial debt extinguishment of $14.0 million during the nine months ended September 30, 2021.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal	$107,684	$151,872
Unamortized debt discount	(32,470)	(51,022)
Unamortized debt issuance costs	(2,370)	(3,698)
Carrying value	$72,844	$97,152
Estimated fair value	$114,800	$122,300

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, are estimated as follows (in thousands):

Year Ending December 31,
2021 (Remaining three months)	1,686
2022	7,340
2023	9,543
2024	11,677
2025	13,436
Thereafter	64,002
Total future minimum payments	107,684
Unamortized debt discount	(32,470)
Unamortized capitalized debt issuance costs	(2,370)
Total Scilex Notes	72,844
Current portion	(6,883)
Long-term portion of Scilex Notes	$65,961

The Company made principal payments of $44.2 million and $3.5 million during the nine months ended September 30, 2021 and 2020, respectively. The imputed effective interest rate at September 30, 2021 was 10.4%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended September 30, 2021 and 2020 was approximately $1.9 million and $2.5 million, respectively. During the nine months ended September 30, 2021 and 2020, the amount of debt discount and debt issuance costs included in interest expense was $5.9 million and $8.2 million, respectively.

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

The outstanding principal amount under the Contract and Loan Agreement as of September 30, 2021 is $30.4 million. As part of the preliminary purchase price allocation, the Company estimated the fair value of the Contract and Loan Agreement to be approximately $17.1 million.

8. Stockholders’ Equity

Amended Sales Agreement

On December 4, 2020, the Company entered into Amendment No. 1 to that certain Sales Agreement dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that the Company may, from time to time, offer and sell securities to A.G.P./Alliance Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the nine months ended September 30, 2021, the Company issued and sold an aggregate of 14,844,426 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $134.9 million. Subsequent to September 30, 2021 and through November 2, 2021, the Company sold an aggregate of 3,863,371 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $25.2 million.

9. Stock Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $6.3 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively, and $21.7 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. The total unrecognized compensation expense related to unvested stock option grants as of September 30, 2021 was $66.0 million, with a weighted average remaining vesting period of 3.0 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of September 30, 2021 was $30.2 million, with a weighted average remaining vesting period of 3.7 years.

A summary of stock option activity under the 2019 Plan for the nine months ended September 30, 2021 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	18,762,920	$4.97	$—
Options Granted	6,707,485	9.34
Options Cancelled	(1,193,915)	5.33
Options Exercised	(869,676)	3.91
Outstanding at September 30, 2021	23,406,814	$6.24	$47,535

The estimated fair value of each stock option grant was determined on the grant date using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Weighted-average grant date fair value	$7.58	$4.14
Dividend yield	—%	—%
Volatility	110%	104%
Risk-free interest rate	0.95%	0.45%
Expected life of options (years)	5.7	5.7

A summary of RSU activity under the 2019 Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—
RSUs Granted	3,829,618	9.68
RSUs Released	(132,540)	13.96
RSUs Cancelled	(209,208)	9.96
Outstanding at September 30, 2021	3,487,870	$9.50

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan, total stock-based compensation expense was $1.5 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $4.3 million and $4.1 million for the nine months ended September 30, 2021 and 2020, respectively. The total unrecognized compensation expense related to unvested stock option grants as of September 30, 2021 was $16.1 million, with a weighted average vesting period of 2.5 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $13.1 million and $38.8 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had approximately $100.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed their motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. The U.S. District Court for the Southern District of California has taken the motion under submission without oral argument. The Company is defending these matters vigorously.

On July 26, 2021, Sachin Chaudhari filed a verified stockholder derivative complaint in the U.S. District Court for the Southern District of California, Case No. 0723211, against Dr. Ji, Mr. Brunswick, and the Company’s Board of Directors as defendants, and against the Company as a nominal defendant. The action alleges, among other things, that defendants breached their fiduciary duties, violated Section 20(a) of the Securities Exchange Act of 1934, as amended, engaged in waste and were unjustly enriched in connection with the alleged false and misleading statements referenced above. The suit seeks to recover on behalf of the Company those damages caused by the alleged breaches of duty and related claims, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On July 27, 2021, Michael Sabatina filed a verified stockholder derivative complaint in the Delaware Chancery Court, Case No. 2021-0654 against Dr. Ji and Mr. Brunswick as defendants and against the Company as a nominal defendant alleging the same general claims and seeking the same general relief. Both of these derivative cases have been stayed by their respective courts pending resolution of the motion to dismiss the federal securities class action described above. The Company is defending these matters vigorously.

Operating Leases

As of September 30, 2021, the Company’s leases have remaining lease terms of approximately 0.8 to 17.1 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Short-term operating lease costs were immaterial.

Supplemental quantitative information related to leases includes the following (in thousands, except for years and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating cash flows used for operating leases	$3,208	$2,531	$8,081	$7,354
Right-of-use assets obtained in exchange for new and amended operating lease liabilities	$39,967	$1,083	$40,141	$1,878
Operating lease expense	$3,725	$2,580	$8,623	$7,550
Weighted average remaining lease term in years	15.5	8.6	15.5	8.6
Weighted average discount rate	12.8%	12.2%	12.8%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2021 (Remaining three months)	$2,567
2022	10,355
2023	10,534
2024	10,520
2025	34,734
Thereafter	115,831
Total lease payments	184,541
Less imputed interest	(92,967)
Total lease liabilities as of September 30, 2021	$91,574

On September 23, 2021, the Company entered into a lease agreement with LLJ Sorrento Industrial LLC (the “9151 Rehco Road Lease”), by which the Company will lease premises located at 9151 Rehco Road, San Diego, California. The 9151 Rehco Road Lease has an initial term of 148-months. The 9151 Rehco Road lease commenced in September 2021.

On August 1, 2021, the Company entered into a lease agreement with HCP Life Science REIT, Inc. (the “Landlord”), by which the Company will lease the premises located at 4921 Directors Place, San Diego, California (the "4921 Directors Place Lease"). The 4921 Directors Place Lease has an initial term of 188-months. The 4921 Directors Place lease commenced in August 2021.

On September 1, 2021, the Company entered into a lease agreement with the Landlord (the “4930 Directors Place Lease”), by which the Company will lease the premises located at 4930 Directors Place, San Diego, California. The 4930 Directors Place Lease has an initial term of 188-months and includes approximately 163,205 rentable square feet. The 4930 Directors Place Lease provides for periodic rent increases, and renewal and termination options. The 4930 Directors Place Lease is expected to commence in 2023.

In connection with entry into the lease agreement for the 4930 Directors Place Lease, the Company`s existing lease agreements with the Landlord for 9380 Judicial Drive, 4921 Directors Place, 4955 Directors Place and 4939 Directors Place (the “Other Leases”) were extended to be coterminous with the term of the 4930 Directors Place Lease and the initial rent for the extension period of each of the Other Leases shall be at then current market rates.

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

The Company’s income tax benefit of $0.5 million and $2.1 million reflect effective tax rates of 0.2% and 0.9% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s income tax expense of $0.4 million and $0.1 million reflect effective tax rates of 0.3% and 0.1% for the three months ended September 30, 2021 and 2020, respectively.

The difference between the expected statutory federal tax rate of 21% and the 0.2% effective tax rate for the nine months ended September 30, 2021 was primarily attributable to income tax expense associated with return to provision adjustments and income tax payments, offset by income tax benefits from stock-based compensation windfall, revaluation of deferred taxes for U.S. state blended effective tax rate adjustments, and changes in the valuation allowance.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Loss Per Share

For the three and nine months ended September 30, 2021 and 2020, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to the Company	$(119,803)	$(84,023)	$(283,908)	$(226,959)
Net loss attributable to Semnur holders of Scilex Holding	$—	$(1,868)	$—	$(8,524)
Net loss used for diluted earnings per share	$(119,803)	$(85,891)	$(283,908)	$(235,483)

Denominator for Basic Loss Per Share	299,276	251,211	290,029	217,050
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	6,459	—	6,459
Denominator for Diluted Loss Per Share	299,276	257,670	290,029	223,509
Basic Loss Per Share	$(0.40)	$(0.33)	$(0.98)	$(1.05)
Diluted Loss Per Share	$(0.40)	$(0.33)	$(0.98)	$(1.05)

The potentially dilutive stock options that were excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2021 and 2020 were 2.9 million and 9.3 million, respectively. The potentially dilutive warrants that were excluded because the effect would have been anti-dilutive for the nine months ended September 30, 2021 and 2020 were 16.0 million and 18.6 million, respectively.

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

The following table presents information about the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$4,537	$7,525	$12,062	$3,927	$7,826	$11,753
Operating expenses	97,766	15,683	113,449	82,868	11,989	94,857
Operating loss	(93,229)	(8,158)	(101,387)	(78,941)	(4,163)	(83,104)
Unrestricted cash	35,380	4,355	39,735	71,004	4,172	75,176

	Nine Months Ended September 30,
	2021			2020
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$17,515	$22,313	$39,828	$9,694	$18,787	$28,481
Operating expenses	278,195	48,475	326,670	157,559	44,917	$202,476
Operating loss	(260,680)	(26,162)	(286,842)	(147,865)	(26,130)	(173,995)
Unrestricted cash	35,380	4,355	39,735	71,004	4,172	75,176

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

Our first generation SARS-CoV-2 neutralizing antibody was STI-1499 (COVIGUARD™), which was engineered to prevent antibody dependent enhancement of disease. This antibody was then optimized to produce the highly potent STI-2020, which is being developed in two outpatient formulations: COVI-AMG (IV-push injection) and COVIDROPS (intranasal). A U.S. Food and Drug Administration (“FDA”)-cleared Phase I study of COVI-AMG has been completed, and the FDA has cleared a Phase II study of COVI-AMG in outpatients with COVID-19 and a Phase II study of COVI-AMG in hospitalized patients with moderate or severe COVID-19. We have also completed an FDA-cleared Phase I study of COVIDROPS of healthy volunteers and are currently enrolling patients with mild COVID-19 in an outpatient study in the UK. We are also developing two promising potential rescue treatments with Abivertinib, an oral next generation dual EGFR/BTK inhibitor, to treat moderate to severe hospitalized COVID-19 patients, and COVI-MSC™, human allogeneic adipose-derived mesenchymal stem cells for patients suffering from COVID-19-induced acute respiratory distress syndrome (ARDS). We have completed enrollment in an FDA-cleared Phase II study for Abivertinib and an FDA-cleared Phase Ib study for COVI-MSC. We are also working with the Brazilian Health Regulatory Agency (ANVISA) to conduct a COVID-19 study with Abivertinib and MSC. The Abivertinib study is fully enrolled and we are awaiting the clinical results, and we also have clearance to begin a Phase II study with COVI-MSC. In other preclinical development, we are rapidly screening new neutralizing antibodies to address the multiple emerging variants of SARS-CoV-2 to potentially combine with STI-2020 (COVI-AMG) in a cocktail therapy (COVISHIELD™). We are also developing a multi-variant mRNA vaccine to potentially provide protection for all of the current variants of concern.

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

We have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We have treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. We successfully submitted an Investigational New Drug application (“IND”) for anti-CD38 CAR-T for the treatment of refractory or relapsed multiple myeloma (“RRMM”), obtained clearance from the FDA and commenced a human clinical trial for this indication in early 2018. We have dosed eleven patients. We intend to close this study to further enrollment and start up a similar anti-CD38 CAR-T construct without the myc-tag (which cannot be used in Europe), and to continue treating RRMM patients in a Phase Ib/IIa study, which is expected to begin enrollment in the fourth quarter of 2021. We have also received IND clearances from the FDA to start a Phase I trial for our anti-CD47 mAb (STI-6643) in patients with selected relapsed or refractory malignancies, and to start the first Phase I trial for our allogeneic CD38 DAR-T cell therapy in multiple myeloma patients, the first lead clinical candidate from our DAR-T platform.

Broadly speaking, we believe we are one of the world’s leading cell therapy companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. With “off-the-shelf” solutions, DAR-T therapy can truly become a drug product platform rather than a treatment procedure.

With respect to our ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study of our CD38 ADC for systemic Amyloid light-chain (AL) amyloidosis and RRMM. An anti-TROP-2 ADC has been approved for clinical trials in China by our partners with a drug payload SN38 (a DNA polymerase inhibitor) (ESG-401) and we have now received FDA authorization to begin clinical trials in the U.S. Additionally, based upon our recently announced exclusive licensing arrangement with Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (ADNAB™) platform, the next generation in ADC technology, we intend to file several INDs to treat various cancer targets.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include resiniferatoxin (“RTX”), which is a non-opioid-based toxin that specifically targets transient receptor potential vanilloid-1 (“TRPV1”) which, depending on the site of injection, can ablate, or destroy, nerves expressing TRPV1 or temporarily defunctionalize them. TRPV1 is responsible for the noxious chronic and inflammatory pain signaling that occurs post injury or trauma but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage cancer and two Phase Ib trials (intrathecal and epidural routes) have been completed. A Phase Ib trial studying tolerance and efficacy of RTX for the control of moderate to severe osteoarthritis knee pain was initiated in late 2018 and intermediate results have shown efficacy with no dose limiting toxicities. We have received clearances to proceed with Phase II clinical trials of RTX for treating severe cancer pain (epidural) and for treating moderate-to-severe osteoarthritis of the knee pain (intra-articular). Both trials are expected to commence in 2021 and enrollment in both trials is expected to be completed in 2022.

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

On September 24, 2021, the Safer Federal Workforce Task Force issued written guidance to implement Executive Order 14042 (“Ensuring Adequate COVID Safety Protocols for Federal Contractors”), which was signed by President Biden on September 9, 2021. As a federal contractor, we have mandated that all of our employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by December 8, 2021.

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

The total value of the consideration paid by us for the acquisition of ACEA was equal to $38.0 million plus approximately $1.9 million (which amount represented our agreed upon share of certain interest, fees and other expenses) resulting in an aggregate payment of approximately $39.9 million (which amount is subject to further adjustment for indebtedness, transaction expenses and cash, in each case pursuant to the terms of the ACEA Merger Agreement) (the “Closing Consideration”). Pursuant to the terms of the ACEA Merger Agreement, a portion of the Closing Consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of our common stock and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of our common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of Common Stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares are subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of our common stock on the date that is six months after June 1, 2021.

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

The preliminary purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on our closing share price on June 1, 2021. The ACEA Merger Agreement resulted in an upfront consideration of $44.1 million in net identifiable assets of approximately $230.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $250.4 million, goodwill of $9.3 million, fair value of debt assumed of approximately $32.1 million and other net assets of approximately $2.6 million. The purchase price allocation is preliminary as we are still completing the valuation of the intangible assets, contingent consideration, taxes, the fair value of debt assumed and other net assets, changes to which may also increase or decrease the amount of goodwill recognized. Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America. Goodwill is not deductible for tax purposes. Acquisition costs were recognized as incurred and compensation expense associated with pre-merger option awards was recognized for post-combination services. Results of operations since the date of acquisition were not material. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of September 30, 2021, and such matters may result in adjustments to the purchase price allocation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues. Revenues were $12.1 million for the three months ended September 30, 2021, as compared to $11.8 million for the three months ended September 30, 2020.

Revenues in our Sorrento Therapeutics segment increased from $3.9 million to $4.5 million for the three months ended September 30, 2021 compared to the same quarter of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment decreased from $7.8 million to $7.5 million for the three months ended September 30, 2021 compared to the same period of the prior year. The decrease is attributed to higher gross-to-net provisions for Medicaid utilization related to sales of ZTlido.

Cost of revenues. Cost of revenues for the three months ended September 30, 2021 and 2020 were $3.4 million and $2.7 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $0.1 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment increased by $0.6 million and was attributed to higher provisions for excess inventories.

Research and Development (“R&D”) Expenses. R&D expenses for the three months ended September 30, 2021 and 2020 were $49.4 million and $32.0 million, respectively. R&D expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, oncolytic viruses, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $18.2 million as compared to the same quarter of the prior year and were driven by higher headcount and increased clinical development costs spent on advancing our various R&D programs.

R&D expenses for our Scilex segment decreased by $0.7 million as compared to the same quarter of the prior year and were driven by lower clinical development costs.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses during the three months ended September 30, 2021 totaled $11.1 million, of which $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period as further described in Note 4 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and $0.9 million related to investments in various licensing arrangements entered during the period.

Acquired in-process research and development expenses during the three months ended September 30, 2020 totaled $34.8 million and related to various licensing arrangements entered into during the period.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2021 and 2020 were $48.5 million and $24.3 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $20.4 million and were primarily attributed to higher headcount, professional fees and stock-based compensation expense as compared to the same quarter of the prior year.

SG&A expenses for our Scilex segment increased by approximately $3.8 million and were attributed to higher professional fees.

Loss on Derivative Liabilities. Loss on derivative liabilities for the three months ended September 30, 2021 was $1.8 million compared to a loss of $1.0 million in the same quarter in 2020 and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Marketable Investments. Loss on marketable investments reflects $6.4 million of realized losses from the sale of our shares of ImmunityBio, Inc. during the period and $7.7 million in unrealized losses related to the change in fair value of our shares of Celularity Inc. We recorded approximately $0.7 million in unrealized gains related to other investments during the period.

Interest Expense, net. Interest expense for the three months ended September 30, 2021 and 2020 was $2.9 million and $2.6 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the term loans with Oaktree Capital Management L.P. and affiliates (the “Oaktree Term Loans”), which were fully repaid in the year ended December 31, 2020. Interest income was immaterial for both periods.

Income Tax Expense. Income tax expense for the three months ended September 30, 2021 was $0.4 million as compared to $0.1 million for the three months ended September 30, 2020. The increase in income tax expense was primarily attributable to return to provision adjustments and income tax payments, offset by income tax benefits from stock-based compensation windfall, revaluation of deferred taxes for U.S. state blended effective tax rate adjustments, and changes in valuation allowance.

Net Loss. Net loss for the three months ended September 30, 2021 and 2020 was $120.0 million and $87.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues. Revenues were $39.8 million for the nine months ended September 30, 2021, as compared to $28.5 million for the nine months ended September 30, 2020.

Revenues in our Sorrento Therapeutics segment increased from $9.7 million to $13.0 million for the nine months ended September 30, 2021, compared to the same period of the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $18.8 million to $22.3 million for the nine months ended September 30, 2021 compared to the same period of the prior year and were attributed to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the nine months ended September 30, 2021 and 2020 were $9.9 million and $7.4 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $1.8 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment increased by $0.8 million and was attributed to higher sales volumes of ZTlido.

R&D Expenses. R&D expenses for the nine months ended September 30, 2021 and 2020 were $147.8 million and $77.3 million, respectively. R&D expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, oncolytic viruses, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

R&D expenses for our Sorrento Therapeutics segment increased by $71.0 million as compared to the same period of the prior fiscal year and were primarily driven by higher headcount and increased clinical development costs spent on advancing our various R&D programs.

R&D expenses for our Scilex segment decreased by $0.5 million as compared to the same period of the prior fiscal year and were primarily driven by lower clinical development cost.

Acquired In-process Research and Development Expenses. Acquired in-process research and development expenses for the nine months ended September 30, 2021 totaled $23.6 million and related to the Aardvark Asset Purchase Agreement and the entry into the Mount Sinai License Agreement during the period as further described in Note 6 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period as further described in Note 4 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, and $0.9 million related to our investments in various licensing arrangements entered into during the period. Acquired in-process research and development expenses for the nine months ended September 30, 2020 totaled $39.7 million and primarily related to various licensing arrangements entered into during the period, as well as other investments in new technologies and preclinical programs.

SG&A Expenses. SG&A expenses for the nine months ended September 30, 2021 and 2020 were $142.3 million and $75.0 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

SG&A expenses for our Sorrento Therapeutics segment increased by approximately $63.9 million and were primarily attributed to higher headcount and stock-based compensation expense as compared to the same period of the prior year.

SG&A expenses for our Scilex segment increased by approximately $3.3 million and were primarily attributed to cost savings resulting from a shift to more favorable marketing programs for ZTlido and optimizing the sales force, partially offset by higher selling expenses to support higher sales volumes of ZTlido.

Gain on Derivative Liabilities. Gain on derivative liabilities for the nine months ended September 30, 2021 was $0.1 million compared to a gain of $5.9 million in the same period in 2020 and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain on Marketable Investments. Gain on marketable investments reflects $24.1 million of realized gains from the sale of our shares of ImmunityBio, Inc. during the period and $7.7 million in unrealized losses related to the change in fair value of our shares of Celularity Inc. We recorded approximately $0.7 million in unrealized gains related to other investments during the period.

Loss on Debt Extinguishment. Loss on debt extinguishment for the nine months ended September 30, 2021 was $6.7 million and was primarily attributed to the repurchases of the outstanding principal on the Scilex Notes, and was partially offset by short-term debt forgiveness. Loss on debt extinguishment for the nine months ended September 30, 2020 was $51.9 million and was attributed to the repayments of outstanding principal on the Oaktree Term Loans.

Interest Expense. Interest expense for the nine months ended September 30, 2021 and 2020 was $7.3 million and $17.7 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the Oaktree Term Loans, which were fully repaid in the year ended December 31, 2020. Interest income was immaterial for both periods.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 2021 and 2020 was $0.5 million and $2.1 million, respectively. The decrease in income tax benefit was primarily attributable to return to provision adjustments and income tax payments, offset by income tax benefits from stock-based compensation windfall, revaluation of deferred taxes for U.S. state blended effective tax rate adjustments, and changes in valuation allowance.

Net Loss. Net loss for the nine months ended September 30, 2021 and 2020 was $284.3 million and $241.3 million, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had $39.7 million in cash and cash equivalents attributable in part to the following financing arrangements:

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

The outstanding principal amount under the Contract and Loan Agreement as of September 30, 2021 is $30.4 million. As a part of the preliminary purchase price allocation, we estimated the fair value of the Contract and Loan Agreement to be approximately $17.1 million.

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

Equity Financings

Amended Sales Agreement

On December 4, 2020, we entered into Amendment No. 1 to that certain Sales Agreement, dated April 27, 2020, with A.G.P./Alliance Global Partners, which provides that we may, from time to time, offer and sell securities to A.G.P./Alliance Global Partners in at-the-market transactions (as amended, the “Amended Sales Agreement”). During the nine months ended September 30, 2021, we issued and sold an aggregate of 14,844,426 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds of approximately $134.9 million. Subsequent to September 30, 2021 and through November 2, 2021, we sold an aggregate of 3,863,371 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $25.2 million.

Marketable Investments

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

Prior to the Merger, our investment in ImmunityBio was historically included as an equity investment in our consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the Merger, we accounted for our investment in ImmunityBio as an equity investment with a readily determinable fair value and reclassified our investment in ImmunityBio to marketable investments within our consolidated balance sheets. The investment in ImmunityBio was classified as a current asset because the investment was liquidated to finance our current operations. In connection with the change in fair value of our investment in ImmunityBio, we recorded a realized loss on marketable investments of $6.4 million during the three months ended September 30, 2021 and a realized gain on marketable investments of $24.1 million during the nine months ended September 30, 2021. We sold 8,190,000 shares of ImmunityBio common stock during the nine months ended September 30, 2021 for net proceeds to us of $124.0 million. We had no remaining shares of ImmunityBio common stock as of September 30, 2021.

On July 16, 2021, Celularity Inc. (“Pre-Merger Celularity”), a company of which we held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was named Celularity Inc. (“Celularity”) and its Class A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. We received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. We also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger. Our investment in Celularity has historically been accounted for as an equity security without a readily determinable fair value. As of the trading commencement date, we account for our investment in Celularity as an equity security with a readily determinable fair value. As of September 30, 2021, we owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by us are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions.

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

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $209.7 million for the nine months ended September 30, 2021 as compared to $118.7 million for the nine months ended September 30, 2020. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third-party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $82.1 million for the nine months ended September 30, 2021, and was attributed to proceeds of $124.1 million from sales of marketable investments, partially offset by $34.6 million related to various investments in new technologies and preclinical programs, $0.8 million in connection with the acquisition of ACEA, net of cash acquired, and approximately $6.7 million primarily attributed to expenditures on laboratory equipment. During the nine months ended September 30, 2020, net cash used by investing activities was $28.5 million, which was comprised of $22.3 million in licensing arrangements, $2.3 million in new technologies and preclinical programs and $3.8 million on equipment and building improvements.

Cash Flows from Financing Activities. Net cash provided by financing activities was $110.5 million for the nine months ended September 30, 2021 as compared to net cash provided by financing of $185.8 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $134.9 million from equity offerings, proceeds from short-term debt of $35.1 million and proceeds of $13.3 million from common stock issuances and warrant exercises. During the nine months ended September 30, 2021, we repaid $44.2 million in principal amount of the Scilex Notes, of which $32.4 million was attributed to principal included within financing activities and $11.8 million was attributed to principal included in operating activities. We also repaid $40.3 million in other short-term debt. During the nine months ended September 30, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $3.5 million on the Scilex Notes and repaid $3.0 million in short-term debt.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and there have been no material changes during the three months ended September 30, 2021.

Contractual Obligations and Commitments

As of September 30, 2021, there were no material changes outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since our inception through September 30, 2021, other than off-balance sheet arrangements already disclosed, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Beginning in 2021, we held investments in equity securities with readily determinable fair values, which are included as current marketable and equity investments within our consolidated balance sheets. Our investment in these publicly traded equity securities are recorded at fair value and are subject to market price volatility. Changes in the fair value of such investments are recorded in our consolidated statement of operations within gain (loss) on marketable investments and gain (loss) on equity investments. A portion of our equity investments is subject to certain transfer restrictions and is adjusted for a discount for lack of marketability as further discussed in Note 3 and in Note 4 of the accompanying notes consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, a price change of 10 percent would increase or decrease the fair value of our current marketable and equity investments by approximately $12.3 million in the aggregate.

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

As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $1,242.2 million and $958.3 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2020 (COVI-AMGTM), STI-2099 (COVIDROPSTM), STI-8282 (COVI-MSCTM) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates, including a neutralizing antibody cocktail (COVISHIELDTM), to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Scilex Holding Company, Adnab, Inc., ACEA Therapeutics, Inc. and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Our Business and Industry

We face potential business disruptions and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

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

On September 24, 2021, the Safer Federal Workforce Task Force issued written guidance to implement Executive Order 14042 (“Ensuring Adequate COVID Safety Protocols for Federal Contractors”), which was signed by President Biden on September 9, 2021. As a federal contractor, we have mandated that all of our employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by December 8, 2021. Though it is difficult to predict the impact of this mandate, we may experience workforce constraints due to shortages of vaccinated personnel, strains on the labor market, limitations on hiring new employees and difficulty retaining and securing employees who are vaccinated, all of which could negatively affect our business and operations.

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

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for the remainder of fiscal year 2021 or fiscal year 2022.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. Phase II trials are ongoing for RTX for knee osteoarthritis and COVIDROPS for COVID-19, and Phase I trials are ongoing for RTX for cancer-related pain and anti-CD38 DAR-T for multiple myeloma and a Phase III trial is ongoing for SEMDEXATM for the treatment of lumbosacral radicular pain. Non-clinical studies are ongoing and a Phase II trial is planned to start in the second half of 2021 with higher strength SP-103. We are currently in a Phase II study of Abivertinib for cytokine storm related to COVID-19 infection, a Phase II study of mesenchymal stem cells for the treatment of respiratory distress syndrome associated with COVID-19 infection and a Phase I study of STI-6129 for the treatment of amyloid light chain (AL) amyloidosis. Despite this, we may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials we initiate, including our planned clinical trials of RTX, clinical trials of SP-103, clinical trials of SEMDEXATM, clinical trials of DAR-T, including targeting CD38 using a CAR-T cell therapy, our biosimilar/biobetters antibodies, clinical trials of our COVID-19 related product candidates and other product candidates, in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all.

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

There can be no assurance that the product candidates we are developing for the detection and treatment of COVID-19 will be granted an Emergency Use Authorization by the FDA. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the drug or device approval process, which is lengthy and expensive.

An Emergency Use Authorization (“EUA”) would allow us to market and sell our COVID-19 product candidates, including COVISTIX, without the need to pursue the lengthy and expensive drug or device approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for any of our COVID-19 product candidates, we will rely on the FDA policies and guidance in connection with the marketing and sale of such product candidates. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 product candidates could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for our COVID-19 product candidates would remain in place. The termination of an EUA, if granted, could adversely impact our business, financial condition and results of operations.

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

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has since spread to many other countries, including the United States. On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally, prompting many national, regional and local government, including California, to implement preventative and protective measures, such as travel restrictions, business restrictions, closures and quarantine and stay-at-home orders. These orders and others have been modified and may be further modified, amended and new orders may be adopted depending upon the COVID-19 transmission rates in our county and state, as well as other factors. If additional shelter-in-place or similar orders are adopted in the future and the operations in our principal executive offices or other facilities are deemed non-essential, we may not be able to operate for the duration of any shelter-in-place or similar order, which could negatively impact our business, operating results and financial condition.

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

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu Biologics Limited in 2017 and Sofusa® assets, a revolutionary drug delivery technology, in July 2018. We also acquired SmartPharm Therapeutics, Inc. in September 2020. In addition, in June 2021, we completed our acquisition of ACEA Therapeutics, Inc.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from October 1, 2020 to September 30, 2021, our closing stock price ranged from $5.76 to $16.51 per share, and from January 4, 2021 to October 29, 2021, our closing stock price ranged from $6.35 to $16.51 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of September 30, 2021, 29.5 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 23.1 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $4.80 per share, 3.5 million shares were subject to restricted stock unit awards, 3.0 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 7.4 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. Over the past several months, we have experienced higher rates of stock option exercises compared to many earlier periods, and this trend may continue. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

We rely on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers may further dilute our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2021, we entered into a common stock purchase agreement (the “BioMed Stock Purchase Agreement”) with BioMed Protection ND, L.L.C. (“BioMed”), pursuant to which we issued 98,835 shares of our common stock to BioMed as partial consideration for the license BioMed granted to us pursuant to an exclusive license agreement between BioMed and us dated July 1, 2021. The issuance of the shares to BioMed was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. BioMed represented that it was an “accredited investor,” as defined in Regulation D, and was acquiring the shares of common stock for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 1, 2021, we entered into a lease agreement (the “Lease Agreement”) with HCP Life Science REIT, Inc. (the “Landlord”) pursuant to which we agreed to lease from the Landlord premises located at 4930 Directors Place, San Diego, California (the “4930 Directors Place Lease”). The 4930 Directors Place Lease has an initial 188-month term and includes approximately 163,205 rentable square feet. The initial rent under the 4930 Directors Place Lease is approximately $5.10 per square foot and is subject to an annual increase. Not less than twelve months prior to the expiration of the then-current term of the 4930 Directors Place Lease, we have an option to extend the 4930 Directors Place Lease term for up to two additional five-year terms at then current market rates. The 4930 Directors Place Lease is expected to commence in 2023.

The foregoing description of the Lease Agreement is qualified in its entirety by reference to the full text of the Lease Agreement, which is filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

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

10.1	Sorrento Gateway Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place).

10.2	First Amendment to Office Lease, dated September 14, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place).

10.3	Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4955 Directors Place).

10.4	First Amendment to Office Lease, dated October 10, 2020, by and between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (4939 Directors Place).

10.5	Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4939 Directors Place).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Najjam Asghar, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Najjam Asghar, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	November 5, 2021	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Najjam Asghar
Najjam Asghar
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)