Form 10-K
period 2021-12-31
Sorrento Therapeutics, Inc.
filed 2022-03-11
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2021 (the last trading day of the registrant’s second fiscal quarter of 2021), as reported on the Nasdaq Capital Market, was approximately $2.8 billion.

At February 28, 2022, the registrant had 342,335,102 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2021

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed under Item 1.A—“Risk Factors” in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

PART I

Item 1. Business.

Overview

Sorrento Therapeutics, Inc. (Nasdaq: SRNE), together with its subsidiaries (collectively, the “Company”, “we”, “us”, and “our”) is a clinical stage and commercial biopharmaceutical company focused on delivering innovative and clinically meaningful therapies to address unmet medical needs.

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1, VEGFR2, CCR2 and CD137 and SARS-CoV-2 neutralizing antibodies, among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T™”), antibody drug conjugates (“ADCs”), lymphatic drug targeting (SOFUSA®), as well as bispecific antibody approaches. We acquired SOFUSA, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and reduce adverse effects compared to standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first U.S. Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (Abivertinib, acquired from ACEA Therapeutics, Inc.) to treat the cytokine storm associated with a COVID-19 infection. We are also internally developing and conducting clinical studies for potential coronavirus antiviral therapies and vaccines, including COVI-MSCTM, COVI-AMG™, COVIDROPSTM, and COVISHIELDTM, and diagnostic test solutions, such as COVI-STIX™ and COVITRACK™.

With each of our clinical and preclinical programs, we aim to tailor our therapies to treat specific stages in the evolution of a disease, from elimination to equilibrium and escape. In addition, our objective in our immuno-oncology programs is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable pain in advanced cancer (resiniferatoxin, or “RTX”). Our cellular therapy programs focus on our allogeneic DAR-T platform for adoptive cellular immunotherapy to treat both solid and liquid tumors.

From the start of the COVID-19 pandemic, our mission has been to leverage our deep expertise in developing targeted antibodies for cancer immunotherapy to create best-in-category treatments and diagnostics to ease suffering and assist in the global response to COVID-19. We have leveraged, and continue to leverage, our G-MAB library and antibody development engineering capabilities to advance promising diagnostics and neutralizing antibody candidates to test for and treat COVID-19 and the immune reactions associated with SARS-CoV-2 infection.

STI-2020, or plutavimab, is a highly potent neutralizing antibody (“nAb”) to COVID-19 that is currently being developed for intranasal (“IN”) instillation as STI-2099, or COVIDROPS. In preclinical studies, STI-2020/2099 was highly effective against the original Washington strain and early variants of concern (“VoCs”), including the delta VoC. STI-2020, the intravenous (“IV”) formulation and COVIDROPS were both cleared by the FDA for Phase I healthy volunteer studies which were completed and demonstrated that the nAbs were well-tolerated (IV up to 200 mg and intranasal up to 60 mg) without dose limiting toxicity or severe or serious adverse events (“AEs”). Most AEs were mild and unrelated. Phase II studies of COVIDROPS in outpatients with COVID-19 have begun enrollment in Mexico, the United Kingdom and the U.S. The United Kingdom study reached the planned interim analysis threshold in the first half of January 2022. The study in Mexico began pediatric enrollment in early 2022. We are also developing a broad-spectrum neutralizing antibody, STI-9167 (COVISHIELD), to be formulated both for IV and IN administration. STI-9167 (IV formulation) and STI-9199 (IN formulation using STI-9167 drug substance) have not only been broadly effective in preclinical studies for prior VoCs but are highly potent against the Omicron VoC. A healthy subject study for STI-9167/9199 is expected to begin in the first quarter of 2022 with Phase II studies of COVISHIELD to follow.

We have also developed two promising potential rescue treatments with Abivertinib (STI-5656), an oral next generation dual epidermal growth factor receptor (“EGFR”) (including mutant forms)/BTK inhibitor, or epidermal growth factor receptor/BTK inhibitor, to treat hospitalized COVID-19 patients and COVI-MSC™ (samtonadstrocel or STI-8282), human allogeneic adipose-derived mesenchymal stromal cells for patients suffering from COVID-19-induced acute respiratory distress (“ARD”). Both have been cleared by the FDA and Abivertinib has completed Phase II clinical studies in the U.S. and Brazil of Abivertinib to treat COVID-19-induced acute respiratory distress syndrome (“ARDS”). While all patient groups improved with treatment, the U.S. study identified an At-Risk population who were the best responders: those who required oxygen supplementation with non-invasive ventilation or high flow oxygen at baseline. Although the Brazil study did not enroll a population as sick as those in the U.S. study, the results were similarly supportive. In the U.S. study, the At-Risk patients were discharged on average two days sooner from the intensive care unit. In both studies, there was nearly a 50% reduction of death and/or mechanical ventilation or extracorporeal membrane oxygenation by day 29. This data was used to power a pivotal Phase III Abivertinib study which is expected to begin enrollment in the second quarter of 2022. Two separate Phase II COVI-MSC studies are currently enrolling in Brazil and the U.S. in patients with COVID-19-induced ARDS. We are also working with Brazilian regulators (ANVISA) to conduct a COVID-19 study with COVI-MSCs in pulmonary long-haul patients post-recovery from the acute infection.

In furtherance of our goal to enable early detection and treatment across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVISTIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. This product has been approved under emergency use authorization for use in Mexico and Brazil as a point-of-care test and has also received its Conformitè Europëenne (“CE”) mark.

We previously have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic cancer and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. During 2021, we decided to pivot away from an autologous CAR-T platform to allogeneic DAR-T and successfully submitted an Investigational New Drug application (“IND”) for our CD38 DAR-T candidate for relapsed or refractory multiple myeloma (“RRMM”). We anticipate the first patient enrollment in the first quarter of 2022.

With respect to Abivertinib for the treatment of non-small cell lung cancer (NSCLC), our oral small molecule combined EGFR/BTK inhibitor, a final imaging read of Phase III data is pending with additional follow-up from patients who continued on treatment in the years since the last update presented at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting. It is anticipated that a pre-new drug application (“NDA”) meeting will be requested to discuss the pathway to a planned NDA filing. Finally, we intend to start studies in castrate resistant prostate cancer with Abivertinib in the U.S. in the first quarter of 2022 and in Brazil in the second quarter of 2022.

With respect to our anti-CD38 ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study for systemic Amyloid light-chain (“AL”) amyloidosis. We intend to start a new study to target RRMM in a partnership with Columbia University in the first quarter of 2022 and are planning collaborations with Columbia to target metastatic esophageal and lung cancer and with MD Anderson to treat T-cell acute lymphoblastic leukemia (“T-ALL”).

Additionally, based upon our exclusive licensing arrangement with Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (“ADNAB™”) platform, the next generation in ADC technology, we intend to file several INDs in 2022 to treat various cancer targets. We also have an ongoing partnership with Mayo Clinic, directed to the use of lymphatic delivery using a hollow core microneedle array device manufactured by our SOFUSA unit, to explore whether lymphatic delivery of products traditionally delivered by IV administration can improve the pharmacokinetic profile and efficacy while reducing their AE profile. We also have an active program using the SOFUSA delivery system to treat rheumatoid arthritis patients resistant to etanercept and expect to announce preliminary results from an ongoing study in the first quarter of 2022.

Broadly speaking, we believe we are among the world’s leading cellular therapy companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. DAR-T therapy can become a versatile drug product platform capable of delivering multiple targeted therapeutic approaches.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include RTX, a non-opioid naturally-occurring product that specifically targets transient receptor potential vanilloid-1 (“TRPV1”). Depending on the site of injection, RTX can ablate or destroy targeted nerves (e.g., an epidural injection) or temporarily defunctionalize them (peripheral injections such as intra-articular). TRPV1 largely is responsible for the noxious chronic and inflammatory pain signaling that can occur post trauma but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage or advanced cancer and two Phase Ib first-in-human trials (intrathecal and epidural routes) were completed. A Phase Ib trial studying the safety and efficacy of RTX to treat moderate to severe osteoarthritis (“OA”) knee pain was completed in early 2021 with one year follow-up data and preliminary results showed the potential for long-term efficacy with no dose-limiting toxicity. We have received clearance to proceed with Phase II clinical trials of RTX to treat severe cancer pain (epidural) and moderate-to-severe OA of the knee pain (intra-articular). The knee OA study began enrolling in the fourth quarter of 2021 and the epidural cancer pain study is expected to start enrolling in the first quarter of 2022.

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions, maximize the quality of life of patients and assist healthcare providers. The flagship product of our subsidiary, Scilex Pharmaceuticals Inc., (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”) is a next-generation lidocaine delivery system, which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs.

Recent Developments

Positive Top-Line Results for Phase III SP-102 Pivotal Trial

In December 2021, Scilex Holding Company announced highly statistically significant positive top-line results from its Phase III SP-102 (SEMDEXA™) Pivotal Trial C.L.E.A.R Program for its novel, non-opioid, corticosteroid formulation, injectable dexamethasone sodium phosphate viscous gel product for the treatment of lumbosacral radicular pain (sciatica). SP-102 (SEMDEXA™) has received Fast Track status from the FDA.

Enrollment was completed in the second half of 2021. The Pivotal Phase III trial has met the primary efficacy and key secondary efficacy endpoints with highly statistical significance:

•
For the primary endpoint of change in average daily pain (as measured by the Numeric Pain Rating Scale) in the affected leg over 4 weeks following the initial injection the LS Mean (SE) group difference of -1.08 (0.17) compared to placebo with a p-value <0.001.
•
The two key secondary endpoints assessing Oswestry Disability Index (ODI) and Time to open-label repeat injection have also demonstrated highly statistically significant results for SP-102. The LS Mean (SE) group difference in ODI compared to placebo at week 4 was -6.28 (1.49) with a p-value <0.001. A Cox proportional hazard model showed significantly longer duration of initial SP-102 (SEMDEXA™) treatment compared to placebo Hazard Ratio (95% CI) 0.49 (0.36, 0.65), with a p-value <0.001.

Virex Acquisition

On February 1, 2022, we completed the acquisition of Virex Health, Inc. (“Virex”) pursuant to that certain Agreement and Plan of Merger (the “Virex Merger Agreement”), dated as of January 14, 2022, among us, Virex, VH Merger Sub I, Inc., our wholly owned subsidiary (“Merger Sub”), VH Merger Sub II, LLC, our wholly owned subsidiary (“Merger LLC”), and Fortis Advisors LLC, as representative of the equityholders of Virex (the “Stockholders’ Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Virex (the “Initial Merger”), with Virex continuing as the surviving corporation in such merger, and subsequent to the Initial Merger, Virex was merged with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving as our wholly owned subsidiary. At the effective time of the Subsequent Merger, the name of Merger LLC as the surviving company in the Subsequent Merger was changed to Virex Health, LLC.

Upon completion of the Initial Merger, the equityholders of Virex (the “Virex Equityholders”) became entitled to receive the following amounts (to be paid in cash and stock as further described below): (i) $12,000,000, as such amount was adjusted to $11,566,275 (and may be further adjusted post-closing) pursuant to the terms of the Virex Merger Agreement for indebtedness, transaction expenses and cash (the “Closing Consideration”) and (ii) subject to achievement of certain regulatory milestones, up to $10,000,000 in additional consideration (the “Milestone Payment” and together with the Closing Consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, the Merger Consideration shall be paid as follows: (i) 59% in cash; and (ii) 41% in shares of our common stock. Upon completion of the Initial Merger, the Virex Equityholders became entitled to receive an aggregate of $6,824,126 in cash and an aggregate of 1,281,662 shares of our common stock based on a price per share equal to $3.70 (representing the volume weighted average closing price per share of our common stock for the eleven consecutive trading days ending on the date that was three trading days prior to the closing date). Ten percent of the Closing Consideration was deposited into an escrow account (in the form of cash and stock) as partial security for the indemnification obligations of the Virex Equityholders under the Merger Agreement and $150,000 was set aside for expenses that may be incurred by the Stockholders’ Representative.

At any time shares of our common stock are issued in respect of a Milestone Payment, the number of shares to be issued will be based on a price per share equal to the volume weighted average closing price per share of our common stock for the eleven consecutive trading days ending on the date that is three trading days prior to the applicable issuance date. The aggregate number of shares of our common stock issuable pursuant to the Virex Merger Agreement as Merger Consideration shall not exceed 19.99% of the total number of shares of our common stock issued and outstanding at the closing date.

Our Strategy

Our primary goal is to leverage our fully human antibody development expertise to address significant unmet medical needs that can significantly improve a patient’s quality of life. In the face of the ongoing COVID-19 pandemic, we marshalled our resources to generate antibody-based treatments and diagnostic initiatives for COVID-19 in addition to acquiring other treatment assets to treat the entire spectrum of COVID-19 infections, from outpatients with mild infections, to hospitalized patients with moderate or severe infections. Despite the COVID-19 pandemic, we continue to make progress in our oncology programs and programs for refractory chronic pain conditions, such as intractable pain due to advanced cancer or knee osteoarthritis.

Our core strategic objectives and resources are:

1. Using a deliberate process to optimize our lead product candidates to fill identified unmet needs and advance them rapidly into the clinic for initiation of Phase I studies. Once demonstrated to be safe and efficacious, we plan to continue to drive through later phase (II and III) studies toward a NDA filing. Early in this process, we evaluate each program for potential accelerated approval or breakthrough therapy designation to fast-track development.

2. Collaborating with key opinion leaders and leading clinical and research institutes to enhance our clinical development plans and achieve our goals. We currently have such agreements in place with the Mayo Clinic, Karolinska Institute, The Scripps Research Institute, The Icahn School of Medicine at Mount Sinai, the National Institutes of Health (“NIH”) and Tufts Medical School, among others.

3. Having active programs that utilize our antibodies for DAR-T, our antibody-drug conjugate platform (using our covalent linker technology), ADNAB platform, and our SOFUSA® DoseConnect™ lymphatic delivery device to treat various oncology indications. Additionally, we have active programs to treat the spectrum of COVID-19 infections with our highly potent neutralizing antibodies (“nAbs”) to treat outpatients with mild COVID-19 symptoms (IV COVI-AMG and intranasal COVIDROPS™) and hospitalized patients with moderate respiratory compromise (Abivertinib) or with severe ARDS (COVI-MSC). We are also developing a broad-spectrum neutralizing antibody, STI-9167 (IV) / STI-9199 (IN) (COVISHIELD), to treat outpatients with mild symptoms and for post-exposure prophylaxis. Finally, we continue to progress RTX, an ultrapotent TRPV-1 agonist, into Phase III for the treatment of intractable pain in advanced cancer and moderate-to-severe knee osteoarthritis. Our subsidiary, Scilex Holding, is working towards an NDA submission for SP-102 (SEMDEXA) in the treatment of lumbar radiculopathy.

4. Continuing, through our preclinical programs, to generate development candidates with exciting potential to meet unmet needs. We anticipate generating data to support more than a dozen new INDs in 2022. These include moving our checkpoint inhibitors from our core antibody portfolio into the clinic with our strategic key opinion leaders and institutional partners. We will continue to develop our fully human monoclonal antibody (“mAb”) portfolio for new ADCs and bispecific mAbs. In addition, we expect to commence several clinical trials with our SOFUSA device to explore the safety and efficacy features of this innovative drug delivery technology.

5. Manufacturing our preclinical and clinical trial materials to support Phase I and II trial manufacturing needs in-house. We have established quality control and quality assurance programs to ensure that our products are produced under current good manufacturing practices (“cGMPs”), and other applicable domestic and foreign regulations.

6. Continuing strategic partnerships to share in the risk reward of our core franchises and to derive near term value from our non-core programs. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties as well as profit shares or joint ventures to generate potential returns from our product candidates and technologies.

Segment Information

Effective January 1, 2019, we realigned our business into two new operating and reportable segments, Sorrento Therapeutics and Scilex.

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around our Immune-Oncology therapeutic area, leveraging our proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary CAR-T, DAR-T, ADCs as well as bispecific antibody approaches. Additionally, this segment also includes Abivertinib, an oral next generation dual EGFR/BTK inhibitor, SOFUSA, a drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and RTX, which is a non-opioid-based neurotoxin currently in clinical trials for late stage cancer pain and moderate to severe osteoarthritis of the knee pain. This segment further includes the full suite of COVID-19 treatments, diagnostics and vaccines under development, including COVIDROPS, COVISHIELD, COVI-MSC, COVISTIX and COVITRACK.

Scilex. The Scilex segment is largely organized around our non-opioid pain management operations and clinical pipeline. Revenues from the Scilex segment are exclusively derived from the sale of ZTlido.

Clinical Programs

G-MAB™: Fully Human Antibody Library Platform

Our G-MAB library (“G-MAB”), which forms the backbone of many of our product candidates, was initially invented by Henry Ji, Ph.D., our co-founder, President and Chief Executive Officer. We believe our proprietary G-MAB library is one of the industry’s largest and most diverse fully human antibody libraries, with an estimated one quadrillion unique antibodies available for drug discovery and development. We believe G-MAB may offer the following advantages over competing antibody libraries:

•
G-MAB has been designed to provide a full spectrum of human immunoglobulin gene recombination in fully-human mAbs. Unlike chimeric and humanization technologies, G-MAB has allowed the generation of antibodies with fully-human protein sequences without the challenges and limitations of animal-to-human gene transfer procedures.
•
Because G-MAB represents an in vitro human mAb library technology, research suggests that it enables faster and cost-effective in vitro screening of a large number of antigens. G-MAB is designed so that any antigen of interest can be investigated, with no dependence on the successful induction of a host immune response against the antigen.

The following is a depiction of the types of fully human mAbs that we have derived from G-MAB. It includes antibodies that bind to a wide range of targets, from small molecular weight antigens to large protein complexes antigens, such as G-Protein Coupled Receptors (“GPCRs”), a difficult class of antigens to raise therapeutics antibodies against.

Our objective is to leverage G-MAB to develop first-in-class or best-in-class antibody drug candidates that will possess greater efficacy and fewer side effects as compared to existing drugs and develop them as novel monotherapies (PD-L1, CD47), ADCs (CD38), components of bispecific antibodies, and as part of our adoptive immunotherapy (CD38, BCMA), oncolytic virus program (Seprehvec) and intracellular targeting programs (STAT3, mutant KRAS).

To date, we have screened over 100 validated targets and generated a number of fully human antibodies against these targets which are at various stages of development. These include PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1,VEGFR2, CCR2 and CD137 among others. Upon the completion of preclinical studies, our objective is to, independently or in tandem with our strategic collaborators, file INDs for these product candidates.

COVID-19 (SARS-CoV-2)

COVID-19 is a pandemic disease caused by a single-stranded RNA virus termed SARS-CoV-2. Infection with COVID-19 may cause severe disease requiring hospitalization, including progression to ARDS and its associated high mortality rate due to a virus-induced hyperinflammatory response or “cytokine storm”. Patients with COVID-19 may develop elevated blood levels of multiple inflammatory cytokines and chemokines and those who are admitted to intensive care have even higher levels of these cytokines, which may indicate a far worse outcome.

We have leveraged our expertise in producing fully human monoclonal antibodies and our extensive G-MAB antibody library to develop potent neutralizing antibodies directed to the spike protein of SARS-CoV-2 or COVID-19. In addition, we have acquired or licensed assets that target the entire spectrum of COVID-19 infections, from outpatients who are asymptomatic or with mild symptoms to hospitalized patients with moderate symptoms to patients with severe or critical COVID-19 in intensive care units. Paired with our highly sensitive and specific diagnostic tests for COVID-19 in development, we have developed the ability to diagnose early and effectively treat every stage of this pandemic infection.

COVISTIX is a lateral flow rapid diagnostic test that offers early and accurate SARS-CoV-2 detection and treatment to not only protect the population, but also to facilitate early treatment, resulting in improved outcomes for patients who become infected. Using Sorrento’s unique capability to rapidly screen and develop highly potent antibodies, we developed COVISTIX, a highly sensitive 15-minute antigen test for detection of the SARS-CoV-2 virus. The test uses a proprietary platinum nano-catalyst core (“PtNC”) plus 2 antibody combination which yields up to 100-fold increases in sensitivity over conventional lateral flow colloidal gold assays. COVISTIX has also demonstrated high sensitivity across all variants, including Omicron, and maintained its sensitivity even in an all-comers (asymptomatic and symptomatic) patient population. This technology is ideally suited for either rapid point-of-care testing or at-home use. COVISTIX has been EUA cleared in, and is being marketed in, Mexico (COFEPRIS) and Brazil (ANVISA), and is CE-marked in Europe for IVD professional point-of-care use. EUA submissions have been completed and we are awaiting regulatory clearance from WHO, Canada (Health Canada), and the FDA.

STI-2020 (COVI-AMG) is the affinity-matured neutralizing antibody developed from STI-1499 (COVI-GUARD) which has been shown in vitro to be effective against the original Wuhan, China COVID-19 strain and the delta VoC. STI-2020, formulated for intravenous administration, blocks viral interactions with the ACE-2 receptor to prevent cell entry and replication and was engineered to lack any antibody-dependent enhancement (“ADE”) and tissue cross-reactivity (including possible hypersensitivity), neither of which has been observed in in vitro or in vivo preclinical studies. In the Syrian Golden hamster model, intravenous STI-2020 rapidly reversed COVID-19 infection and cleared viral particles from lung tissues. After a successful IND submission, intravenous STI-2020 (administered as a slow intravenous push) completed a healthy subject study demonstrating a benign safety profile. Further development of STI-2020 was deferred in favor of STI-2099 (COVIDROPS).

STI-2099 (COVIDROPS) is STI-2020 formulated for intranasal delivery. The neutralizing potency of STI-2020 lends itself to intranasal delivery, which may be an effective way of rapidly reducing infectivity and clearing viral burden from the nasopharynx and lung airways. STI-2099 may be a preferred treatment for children who may not be willing to receive an injection. After a successful IND clearance, we completed a healthy subject study demonstrating a benign safety profile for intranasal STI-2099. Phase II studies have begun in the U.S., United Kingdom and Mexico to demonstrate proof-of-concept. The U.S. study was completed early in the first quarter of 2022 and the UK study reached its interim analysis threshold (50% enrollment) early in the first quarter of 2022.

STI-5656 (abivertinib maleate) is a potent, small molecule third-generation tyrosine kinase inhibitor (“TKI”) of epidermal growth factor receptor (“EGFR”) and, importantly, also a BTK receptor. It inhibits the gatekeeper mutation of EGFR; T790M, as well as the common activating mutations (L858R, 19del), and has minimal inhibitory activity against the wild type (“WT”) receptor, contributing to its observed safety. Additionally, STI-5656 irreversibly binds to the BTK receptor at nanomolar potency, preventing the phosphorylation of the receptor and has shown potent immunomodulatory activities by inhibiting key pro-inflammatory cytokine production, including IL-1beta, IL-6 and TNF-alpha, all of which are correlated with higher morbidity and mortality in ARDS and “cytokine storm” due to COVID-19 infections. STI-5656 has completed enrollment in two Phase II studies in the U.S. and Brazil in subjects with COVID-19-induced respiratory compromise. These studies identified an “At-Risk” population likely to respond to treatment with STI-5656, those requiring non-invasive ventilation or high flow oxygen supplementation for which no treatments other than supportive care are available. A pivotal study is planned for 2022.

STI-8282(COVI-MSC): After acquiring an allogeneic culture-expanded adipose-derived mesenchymal stem cell (“MSC”) asset from Personalized Stem Cells, Inc., we transitioned the open IND and completed a Phase Ib single site (Fresno, CA) study of subjects with severe COVID-19 infections and acute respiratory failure or frank ARDS who received up to three infusions of STI-8282. In this study, all 10 subjects enrolled were able to be discharged from the hospital within several days of treatment. Phase II studies in the U.S. and Brazil started enrollment in the fourth quarter of 2021 and are expected to be completed in the first or second quarter of 2022.

STI-8472 (COVI-GeneMAb™): Finally, while not directly a “treatment” for COVID-19, the acquisition of SmartPharm Therapeutics, Inc. in September 2020 gave us the ability to use non-viral DNA and RNA gene delivery platforms to create a gene-encoded therapeutic product candidate using our STI-2020 neutralizing antibody. With this combination, an intramuscular injection can cause a person’s own body to produce the neutralizing antibody, for possibly months, instead of having to rely on intermittent injections of externally manufactured antibodies, such as STI-2020. STI-8472 is the combination of the non-viral DNA plasmid with gene-encoded STI-2020. We are in the process of completing the IND-enabling preclinical and chemistry, manufacturing and controls steps necessary to file an IND in 2022. We envision a combination of an STI-2020 injection to “treat” and STI-8472 to “prevent” reinfection in those positive for COVID-19, or in subjects negative for COVID-19, to prevent infection. This may be a valuable option for those who cannot or refuse to be vaccinated for health or other reasons. This program received approved funding from the Defense Advanced Research Projects Agency (“DARPA”), an advanced-technology branch of the U.S. Department of Defense.

Anti-CD38 CAR-T Program

Chimeric antigen receptors (“CARs”) have been created for commercial and clinical development programs. The architecture of the CAR consists of a single fusion protein with several functional components: a single-chain variable fragment (“scFv”) derived from an anti-tumor antibody fused to a structural support segment, a transmembrane portion, and one or more intracellular signaling domains. Potential drawbacks of the CAR technology are the use of scFvs, which often possess inferior biophysical stability and biochemical functionality compared to their parental antibodies.

The membrane glycoprotein CD38 is widely found on the surface of lymphoid and myeloid lineages, including B, T and NK cells, but is absent from most mature resting lymphocytes, with the notable exception of terminally differentiated plasma cells. Because CD38 is highly expressed on multiple myeloma cells, it represents a valuable and validated therapeutic target against myeloma. Multiple myeloma is a hematologic malignancy in which clonal plasma cells accumulate in the bone marrow or extramedullary sites and give rise to clinical complications such as painful, lytic bone lesions, hypercalcemia, renal impairment, cytopenias, and symptomatic plasmacytomas.

STI-2798 and STI-5171 (anti-CD38 CAR-T): Our proprietary, second generation anti-CD38 CAR-T therapy was being developed for the treatment of RRMM. Our anti-CD38 CAR-T is based on a fully human anti-CD38 monoclonal antibody derived from our G-MAB antibody library. We completed a Phase Ib ascending dose safety study of STI-5171, which began in 2018 with the initial anti-CD38 CAR-T platform. While long-term follow up is continuing, in the last two dose cohorts (106 or 107 cells/kg body weight), we achieved a 50% overall response rate. We improved on the CAR-T construct by removing the “myc tag” (which cannot be used in Europe) from the CAR-T product candidate (STI-2798) and made changes to the lymphodepletion protocol in hopes of improving long-term cell persistence. We completed a successful IND submission for STI-2798, our new anti-CD38 CAR-T (-myc), for subjects with RRMM but elected to pivot to our new allogeneic anti-CD38 knock-out/knock-in (“KOKI”) DAR-T (STI-1492).

Anti-CD38 KOKI DAR-T Program

We have addressed the potential weaknesses of CAR constructs while building on the clinical experience generated within our current CAR-T programs with the design of dimeric antigen receptors based on the complete antigen-binding fragment (“Fab”) of the parental antibody. It is generally accepted that Fabs more closely mimic the functional and biophysical properties of natural antibodies. Utilizing the same antibody binding domain sequence, we have compared CAR constructs with a scFv binding domain to a DAR construct with a Fab or two chain binding domain. Our data showed that the DAR-T cells exhibited a higher functional activity with regards to cytokine production, and cytotoxicity against target-expressing tumor cells compared to CAR-T cells. In preclinical mouse models, the DAR-T cells demonstrated increased anti-tumor potency as well. We are currently applying our DAR-T technology to our ongoing cell therapy programs for multiple hematological and solid tumor indications, including but not limited to multiple myeloma, lymphoma, liver cancer, sarcoma, pancreatic cancer and glioma.

STI-1492 (anti-CD38 DAR-T) is an allogeneic non-viral anti-CD38 A2 KOKI DAR-T cell agent (second generation anti-CD38 “knock-out knock-in” dimeric antigen receptor 4-1BBζ - engineered T cells), which is IND-cleared and is pending enrollment. STI-1492 consists of allogeneic donor T cells that are engineered to express an anti-CD38 antigen receptor for the treatment of patients with RRMM. The DAR consists of a Fab variable region instead of the scFv utilized by CARs. During the production of STI-1492, there is a “knock-in” of the DAR into the T-cell receptor (“TCR”) alpha constant region (“TRAC”) gene. The TCR alpha is simultaneously inactivated (“knock-out”) by this DAR knock-in process, allowing allogeneic T cells to be administered therapeutically without the development of graft versus host disease. In addition, STI-1492 utilizes a 4-1BB co-stimulatory domain. The anti-CD38 DAR design is associated with enhanced cytotoxic activity, longer persistence and potentially less toxicity compared with the anti-CD38 CAR design in preclinical studies. The ability to administer this agent as modified allogeneic T cells allows STI-1492 to be stored as an off-the-shelf agent that eliminates the need for leukapheresis and the treatment delay for the manufacturing process for each individual patient associated with autologous cellular therapy.

Our non-viral KOKI technology may offer several potential benefits over existing virus-based technology using transgene-encoding lentivirus, retrovirus or adeno-associated virus to introduce antigen receptor constructs into healthy donor (allogeneic) or cancer patient (autologous) T cells. These potential advantages of our KOKI technology include:

•
site-specific integration of transgenes into a pre-selected locus in the T cell genome
•
streamlined method for transgene construct production without need for laborious and time-consuming virus production, release and validation processes, resulting in a shorter research and development timelines for IND-enabling activities and
•
applicability to both autologous and allogeneic cellular therapies.

We intend to use our G- MAB library to generate a number of monoclonal antibodies that can be used with our KOKI DAR-T platform to target a number of difficult to treat cancers.

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

STI-6129 (anti-CD38 ADC) is composed of a human monoclonal anti-CD38 A2 antibody (STI-5171) covalently bound by a chemical linker to a dolastatin tubulin inhibitor chemotherapeutic derivative (duostatin 5.2). STI-5171 was generated from Sorrento’s proprietary G-MAB antibody library. The binding affinity of STI-5171 to CD38 is comparable to that of daratumumab but it binds to different epitopes (Sorrento data on file). The STI-6129 ADC is produced by conjugation of the drug-linker-duostatin moiety to the parent STI-5171 monoclonal antibody. The heavy chain of the STI-5171 parent antibody included in the STI-6129 ADC has been modified by a C246→S mutation that substitutes a serine amino acid for cysteine. This substitution results in an antibody with 3 inter-chain disulfide bonds instead of the 4 disulfide bonds present in wild type IgG1 antibodies and provides an ADC with drug to antibody ratio of 3 (Sorrento data on file). Upon binding to CD38 target cell surface antigen, the STI-6129 ADC is internalized by the cell and undergoes lysosomal degradation resulting in the release of the duostatin 5.2 chemotherapeutic agent. This targeted delivery of potent chemotherapeutic agents is designed to enhance activity against the aberrant plasma cells in AL amyloidosis, minimize toxicity in normal tissues, and provide sustained delivery of the chemotherapy over time. The proprietary stable covalent linker technology reduces premature systemic release of duostatin, which may reduce or eliminate ocular toxicity and other adverse events. After a successful IND submission, STI-6129 is currently enrolling patients in an ascending dose study to identify the maximum tolerated dose to be used for the treatment of AL amyloidosis. To date, no ocular toxicity has been observed. Once a recommended Phase II dose is identified, an expansion cohort will be enrolled. Additionally, we are partnering with Columbia University in New York City to assess STI-6129 in the treatment of RRMM and metastatic esophageal cancer, and with MD Anderson to assess STI-6129 in the treatment of T-ALL.

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

STI-6643 (anti-CD47 antibody) is our novel fully human CD47 monoclonal antibody that blocks CD47/SIRPα to promote in vitro anti-tumor phagocytic activity. When incubated with human peripheral blood mononuclear cells in a mixed lymphocyte reaction assay, STI-6643 demonstrated minimal T, B or NK cell depletion as opposed to reference clones (prepared based on sequence analysis) which could result in improved efficacy by preserving the infiltrating anti-tumor immune cells. Additionally, STI-6643 showed 15- to 30-fold reduction in observed hemagglutination in human and cynomolgus monkey red blood cells, respectively, and despite its high binding to canine red blood cells, it showed reduced hemagglutination in comparison to magrolimab (clone prepared based on the sequence analysis). After a successful IND submission, the Phase Ib study has begun enrollment.

Antibody-Drug Nanoparticle Albumin Bound (ADNAB) Platform

We have partnered with Svetomir Markovic, MD, Ph.D. at Mayo Clinic Rochester to use the nanoparticle human serum albumin bound paclitaxel (or other chemotherapeutic agents) platform to bind various monoclonal antibodies to the external surface of the albumin micelles to form stable complexes that can be designed to target specific cancers for delivery directly to the tumor microenvironment. This partnership would leverage our existing antibody library, PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1, VEGFR2, CCR2 and CD137, among others, to create ADNAB products that may enhance tumor response. The first programs (B cell lymphomas, melanoma and gynecological cancers) are already ongoing under investigator-initiated INDs that we support. We intend to use our PD-L1 (STI-3031) mAb in an investigator-initiated IND submission in the second quarter of 2022.

SOFUSA® Lymphatic Delivery System (S-LDS)

SOFUSA is a novel technology platform designed for targeted drug delivery to lymphatics vessels and lymph nodes. Abnormal immune system function is implicated in many conditions such as cancer and autoimmune diseases (e.g., rheumatoid arthritis, multiple sclerosis and psoriasis). SOFUSA’s proprietary nanotopography draped microneedles have been shown to reversibly open tight junctions in the skin and facilitate paracellular and transcellular transport across the epidermis. In preclinical biodistribution studies, this proprietary microneedle and microfluidics system has consistently demonstrated the ability to deliver over 40-fold in drug concentration to lymph nodes (with lower drug concentration in systemic organs) when compared to traditional IV and subcutaneous (“SC”) injections. For drugs that target the immune system, SOFUSA offers the potential to achieve a superior clinical response with potentially lower doses and/or side effects versus systemic injections or infusions.

Phase I clinical safety studies have now been completed, and two Phase 1b studies are underway to evaluate safety and pilot efficacy in our first human proof of concept studies. The first study is in autoimmune diseases with an anti-TNFα in rheumatoid arthritis (“RA”) and the second study in cancer with a checkpoint inhibitor (anti-PD-1) in cutaneous T-cell lymphoma (“CTCL”). Early results are quite promising in the RA study in that the first four patients who were non-responders to full dose subcutaneous injections were switched to a 50% dose using SOFUSA, and all patients showed Disease Activity Score (“DAS”) improvement. The first patient has completed the 12-week study and demonstrated an approximately 40% improvement in DAS and a 91% improvement in tender joints (from 11 tender joints to one). The study is now 50% enrolled and should be completed in the second quarter of 2022. The anti-PD-1 CTCL study is expected to start in the first quarter of 2022. We are also conducting multiple intention-to-treat studies to explore additional drugs (anti-CTLA-4) and indications (e.g., melanoma and non-Hodgkin’s lymphoma).

Based upon our SOFUSA core microneedle technology, we have also developed the SOFUSA MuVaxx™ device for the administration of small volume peptides and vaccines. The skin (rich in dendritic cells) and lymph nodes are the primary organs for generating both humoral immunity (IgG and IgM) and cellular immunity (memory T-Cells) for long-term protection. In a preclinical study using a model Ovalbumin (“OVA”) protein antigen, SOFUSA MuVaxx demonstrated a 60-100 fold increase in anti-OVA IgG antibodies vs intramuscular (“IM”) injections, and in another preclinical COVID-19 vaccine study, the SOFUSA device resulted in 10-40X higher T-Cell response versus IM and intradermal injections. The SOFUSA MuVaxx device is designed to be a simple low-cost attachment to a standard syringe for rapid large-scale deployment of our vaccine candidates and, due to the small needle size, is expected to result in a pain-free injection.

Oncolytic Virus Program (Seprehvir® and Seprehvec®)

We previously completed two trials using Herpes simplex virus lacking infected cell protein 34.5 (“HSV1716”) or Seprehvir to treat solid pediatric or young adult non-central nervous system tumors or malignant pleural mesothelioma with intratumoral, intravenous or intrapleural administration. A second-generation product, STI-1386 (Seprehvec), is a platform that can generate a number of possible product candidates. We successfully completed an IND submission in the fourth quarter of 2021 and are expecting enrollment to begin in the first quarter of 2022, targeting pancreatic cancer, soft tissue sarcomas and hepatic metastases.

Resiniferatoxin (“RTX”) Programs

RTX is a naturally occurring compound obtained from cactus-like succulents of the Euphorbia species. An ultra-potent TRPV1 agonist, RTX belongs to the same general TRPV1 family as capsaicin, the active ingredient in red chili peppers, but is a thousand-fold more potent. As an agonist, RTX produces a sustained opening of calcium channels expressed on neurons, either in the end-terminals or cell bodies, of unmyelinated C-fibers or thinly myelinated A-delta fibers. The effect from this sustained calcium influx depends on the location that RTX is injected. When injected peripherally near end-terminals (for example intra-articularly), a sustained defunctionalization or desensitization occurs resulting in reduction in noxious chronic pain symptoms that can last for months. When injected neuraxially (intrathecally or epidurally) rapid programmed cell death of TRPV1-expressing neurons targeted by the RTX injection can produce long-lasting improvement in noxious chronic pain that has been refractory to treatment (e.g., cancer related pain). RTX does not interact with and leaves unaffected non-TRPV1-expressing nerves (touch, motor control and position sense).

An investigator-sponsored Phase I clinical trial of intrathecal RTX has been ongoing at the NIH under a Cooperative Research and Development Agreement. To date, 16 patients with terminal cancer pain have been treated intrathecally at the NIH. Additional enrollment in this study is planned for 2022.

A Phase Ib clinical trial with epidural RTX was completed in 2020 in 17 subjects with intractable pain due to advanced cancer. No dose limiting toxicity was observed at doses up to 25 mcg RTX and RTX demonstrated promising efficacy in relieving intractable pain associated with advanced cancer. A Phase II study was cleared to proceed and enrollment is expected to commence in the second quarter of 2022.

Another Phase Ib clinical trial with intra-articular RTX administration for moderate-to-severe osteoarthritis of the knee was completed with no dose-limiting toxicities at any of the administered doses. A total of 94 patients were enrolled at RTX doses from 5 mcg to 25 mcg; 40 subjects enrolled in the placebo-controlled ascending dose portion of the study; 38 subjects received 12.5 mcg and 16 subjects received 25 mcg. The preliminary efficacy results in this study showed promising evidence of a significant improvement lasting well beyond six months. A Phase II study was cleared to proceed and began enrolling in the fourth quarter of 2021. It is expected to fully enroll in mid-2022 with one year follow up to provide clarity on long-term safety and efficacy.

Portfolio	Key Programs	Indication	Preclinical	Phase I	Phase II	Phase III/Pivotal	FDA Approved
COVID-19	COVISTIX™ (diagnostic)	Antigen Test	Emergency Use Authorisation (EUA), Approved in Mexico (COFEPRIS), Brazil (ANVISA), and CE Mark authorization in Europe.				
	COVIDROPS™ (treatment)	Neutralizing Antibody (Intranasal) in Outpatients					
	COVI-AMG™ (treatment)	Neutralizing Antibody (IV) in Outpatients					
	COVISHIELD™ (treatment)	Neutralizing Antibody (IV and IN) in Outpatients and Inpatients					
	ABIVERTINIB (treatment)	Severe COVID-19 in ICU Patients					*Pivotal Trial Pending FDA Clearance*
	COVI-MSC (treatment)	ARDS due to COVID-19 in ICU Patients					*Pivotal Trial in Brazil*
	Mpro Inhibitor (oral pill)	Anti-viral					
	Omicron mRNA Vaccine	Vaccine					
Immunotherapy	Abivertinib	NSCLC					
	Abivertinib	B Cell Lymphomas					
	Abivertinib	Prostate					
	Abivertinib	Lupus					
	Abivertinib	MS					
	Abivertinib	GvHD					
	PD-L1 (Socazolimab*	SCLC					** In Partnership with Lee's Pharm in China*
	PD-L1 (STI-3031**	Cervical Cancer					*** In US and in partnership with ImmuneOncia in Korea*
	CD47	Solid Tumors					
	CD38 DAR-T	Multiple Myeloma					
	CD38 ADC	Amyloidosis, Multiple Myeloma, T-ALL, and esophageal					
	TROP2 ADC*	Solid Tumors					** In China*
	Seprehvec™ oncolytic virus	Solid Tumors; CNS Tumors					
	BCMA ADC	Liquid Tumors					
	Bevacizumab-ADNAB™	Endometrial Cancer				*In partnership with Mayo Clinic*	
	Bevacizumab-ADNAB™	Ovarian Cancer				*In partnership with Mayo Clinic*	
	Rituximab-ADNAB™	B-cell Lymphomas				*In partnership with Mayo Clinic*	
Pain	ZTlido™ 1.8%	Postherpetic Neuralgia - PHN					
	SP-102	Lumbar Radicular/Sciatica Pain					
	SP-103	Acute Back Pain					
	SP-104	Fibromyalgia					
	RTX (resiniferatoxin) – Epidural	Intractable Pain in Advanced Cancer				*Orphan designation*	
	RTX (resiniferatoxin) – Intra-	Moderate to Severe Knee OA Pain					
Lymphatic Delivery	Sofusa® anti-TNF	Autoimmune (RA)					
	Sofusa® anti-PD-1	Cutaneous T-Cell Lymphoma (CTCL)					
	Sofusa® anti-PD-1	Melanoma				*In partnership with Mayo Clinic*

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

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated contract sales force and our own sales management, marketing and managed care capabilities. We currently market ZTlido through a dedicated sales force of 60 individuals, targeting approximately 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido. There is coverage for ZTlido from national and regional pharmacy benefit managers, health maintenance organizations, Medicare and Medicaid plans for approximately 165 million covered lives.

SEMDEXA

SEMDEXA is a Phase III product candidate we are developing to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label epidural steroid injections (“ESIs”) for the treatment of sciatica, a pathology of low back pain. We believe SEMDEXA, if successfully developed, has the potential to reduce the disability related to sciatica and help delay or avoid spine surgery. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved alternative to off-label ESIs, which are administered over 10 million times annually in the United States. Enrollment for the Phase III trial was completed in the second half of 2021. We announced top-line data from this study in December 2021. The SP-102 pivotal Phase III trial 12-week data demonstrated a highly statistically significant greater effect over placebo for primary and secondary endpoints with no safety risks identified. The complete six-months data analysis is expected by March 2022. Based on the current results, we plan to submit a request to the FDA for Breakthrough Therapy Designation, which will help expedite the overall development program and potential market approval. We also expect to submit a pre-NDA meeting request to the FDA in the first half of 2022.

SP-103

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in low back pain conditions. SP-103 builds on the learnings from ZTlido because both products share a similar adhesive drug delivery formulation and manufacturing technology. If approved, we believe that SP-103 could become the first-in-class lidocaine topical product for low back pain indications. All current uses of topical lidocaine products for low back pain are off-label. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system to potentially deliver threefold level of the drug within a targeted area, still with the convenience of a single topical system. Additionally, SP-103 is designed to deliver a localized dose of lidocaine that is threefold greater than any lidocaine topical product that we are aware of either on the market or in development. If approved, we believe SP-103 may be able to address the limitations of prescription lidocaine patches in treating low back pain by delivering a higher dose of lidocaine to the application site. We expect the Phase II trial to commence in the first half of 2022.

SP-104

We are developing SP-104, a novel low-dose delayed-release naltrexone hydrochloride formulation for the treatment of fibromyalgia. Fibromyalgia is considered a neurosensory disorder characterized in part by abnormalities in pain processing by the central nervous system. Increased understanding of the biological bases underlying fibromyalgia is rapidly leading to a new era of specific pharmacologic therapy for the condition. Fibromyalgia affects approximately ~3-6% of the adult population. There are estimated to be between 8-10 million individuals with fibromyalgia in the United States. Fibromyalgia is the second most common disorder that rheumatologists encounter, as it is seen in 15% of evaluated patients. Approximately 8% of patients cared for in primary care clinics have fibromyalgia. Women have a higher frequency of fibromyalgia. Prominent fibromyalgia researchers and specialists estimate the costs in the U.S. to be between $12-14 billion each year and it accounts for a loss of 1-2% of the national overall productivity. Current FDA-approved treatments for fibromyalgia include duloxetine, pregabalin, and milnacipran. Despite the availability of these treatments, there is a large unmet need in the marketplace as these treatments have response rates of less than 50%, ranging from 27 to 40%. Two Phase I studies are ongoing and are designed to characterize the pharmacokinetics (PK) of SP-104 and the safety of SP-104 relative to the known naltrexone adverse effects. We plan to initiate a Phase II clinical trial in the second half of 2022.

Patents and Other Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, is effectively maintained as a trade secret, or is protected by confidentiality agreements. Accordingly, patents and other proprietary rights are essential elements of our business.

We have multiple issued patents and pending patent applications in the U.S. and in selected foreign jurisdictions that cover our G-MAB technology, G-MAB™-derived antibodies, other proprietary antibody-centric technologies, and pain management compounds, including, but not limited to, the following:

1) The G-MAB discovery antibody library technology. Certain aspects of this technology are covered by issued patents and are the subject matter of pending patent applications with potential patent coverage to at least 2023.

2) The G-MAB-derived immuno-oncology antibody candidate portfolio. Certain of these antibody candidates are covered by issued patents and are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2039.

3) The bispecific antibody technology directed to the combination of two different monoclonal antibodies or fragments that can target multiple or different antigens. The bispecific antibody technology is the subject matter of pending applications with potential patent coverage to at least 2040.

4) The COVID-19 technologies and product candidates, including neutralizing antibodies (COVI-AMG, COVIDROPS and COVISHIELD), other therapeutic and/or product candidates and diagnostic platforms, are the subject of pending patent applications with potential patent coverage to at least 2042.

5) The ADC technology using proprietary conjugation chemistries (called C-LockTM and K-LockTM), initially developed by Concortis Biosystems, Corp., one of our subsidiaries. This ADC technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033. Additional ADC directed to different antigen targets and/or toxin derivatives are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2042.

6) The chimeric antigen receptor T-cell (CAR-T)-based technology is an immunotherapy platform and is the subject matter of pending patent applications with potential patent coverage to at least 2035. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2038.

7) The dimeric antigen receptor T-cells (DAR-T)-based technology is an allogeneic immunotherapy platform and is the subject of pending patent applications with potential patent coverage to at least 2039. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2040.

8) The oncolytic virus technology is a human herpes simplex virus (HSV)-based immunotherapy platform designed to target and destroy tumor cells while also stimulating anti-tumor patient immune responses. It is the subject of pending patent applications with potential patent coverage to at least 2036. We have filed patent applications on improvements to this technology with potential patent coverage to at least 2040.

9) The corticosteroid injectable pain management technology, which is formulated as a viscous gel injection for the treatment of lumbosacral radicular pain/sciatica, was obtained by the acquisition of Semnur Pharmaceuticals in March 2019 and it is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2036.

10) The resiniferatoxin (RTX)-based pain management technology is an experimental TRPV1 agonist agent developed as a single injection pain treatment that ablates afferent nerves that conduct pain signals while sparing other nerve functions. Certain aspects of this technology are covered by an issued patent in the U.S. providing patent protection to at least 2022 and are the subject matter of pending patent applications that will provide potential patent coverage to at least 2040.

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

We are aware of companies developing therapies in various areas related to our specific research and development programs. Specifically, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic CAR-T therapies in both the solid and liquid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical, clinical development and approval. Such therapies are directed towards a broad target spectrum, including but not limited to: DLL3, EGFR, GD2, HER-2, IL13rα2, Lewis Y, L1-CAM, Mesothelin, MUC16, PSCA, PSMA and ROR1. The two approved CAR-T therapies both target CD19. We are also aware of allogeneic CAR-T programs in development.

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

COVID-19 Product Candidates

Neutralizing antibodies (“nAbs”): We have several nAbs either in development or in the clinic. These nAbs are directed against the COVID-19 spike protein and have varying degrees of effectiveness dependent on the VoC being targeted. The lead nAb during 2021, STI-2020, was shown to be effective in preclinical studies against the original Washington strain as well as the delta VoC. With the meteoric rise of the omicron VoC late in 2021, we identified a new highly potent nAb, STI-9167, which we initially obtained under an exclusive license from Mount Sinai and modified to be a fully-human nAb with modifications to reduce the potential for antibody-dependent enhancement or human tissue cross-reactivity. This nAb is highly effective in preclinical studies against Omicron and Omicron plus and we filed an IND early in the first quarter of 2022 to begin human safety studies of both the IV and intranasal formulations. There are several other companies which have nAbs in early development. In addition, companies that are involved in vaccine development are indirect competitors in this space, although the vaccines approved to date and known to be in development are not nAbs-based.

Bruton’s Tyrosine Kinase Inhibitors (“BTKi”): We have completed Phase II trials with Abivertinib, our dual EGFR/BTKi, to treat ARD due to COVID-19. There are several other BTKis approved for oncology conditions that could theoretically be used to treat COVID-19-induced ARD. For example, Acalabrutinib (Calquence) was used in two Phase II studies but failed to meet its primary endpoint.

Adipose-derived mesenchymal stromal or stem cells (AdMSCs): We are currently enrolling two Phase II studies treating COVID-19-induced ARD and ARDS in the U.S. and Brazil. There are a large number of companies and universities exploring various MSCs (adipose, bone marrow, cord blood, umbilical and other sources) in Phase I and II studies to treat moderate to severe COVID-19.

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

SEMDEXA, if approved, has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. While there are currently no FDA approved ESIs indicated for the treatment of sciatica, we are aware of certain non-steroid product candidates in development. For example, Sollis Therapeutics, Inc. is developing its product candidate, a non-opioid, non-steroid clonidine micropellet to be administered through epidural injection, which is reported to be in Phase III development. SEMDEXA, if approved, will compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants, anticonvulsants and surgical procedures. Procedures may include nerve blocks and transcutaneous electrical nerve stimulations. We may also face indirect competition from the off-label and unapproved use of branded and generic injectable steroids.

The key competitive factors affecting the success of ZTlido, SEMDEXA, SP-103 and SP-104 are likely to be their efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $11,803 to $23,607 (each subject to adjustment for inflation) for each separate false claim.

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

Manufacturing and Raw Materials

We currently manufacture the majority of our preclinical and clinical materials in-house, and use contract manufacturers for the manufacture of some of our product candidates. We may or may not manufacture the products we develop, if any. As of December 31, 2021, our ZTlido product is manufactured by ITOCHU CHEMICAL FRONTIER Corporation. Our internal manufacturing and contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with cGMPs. We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

Employees

As of December 31, 2021, we had 799 employees and 22 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

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

•
We are a clinical and commercial stage company subject to significant risks and uncertainties, including the risk that we or our partners may fail to develop, obtain regulatory approval or market our product candidates or generate product related revenues.
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
•
With respect to ZTlido, COVISTIX and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
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
•
There can be no assurance that the product candidates we are developing for the detection and treatment of COVID-19 will be granted an Emergency Use Authorization by the FDA or comparable foreign authorities. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.
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

Risks Related to Our Financial Position and Capital Requirements

We are a clinical and commercial stage company subject to significant risks and uncertainties, including the risk that we or our partners may fail to develop, obtain regulatory approval or market our product candidates or generate product related revenues.

We are primarily a clinical and commercial stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human mAbs or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully human mAbs derived from our proprietary G-MAB library platform (e.g., PD-L1, CD47), antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103), non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) and lymphatic drug delivery system (SOFUSA) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-2020 (affinity matured neutralizing antibody; COVI-AMG), STI-2099 (intranasal affinity matured neutralizing antibody; COVIDROPS), STI-9167 (broad-spectrum neutralizing antibody; COVISHIELD), STI-5656 (Abivertinib), STI-8282 (allogeneic adipose-derived mesenchymal stem cells; COVI-MSC), serological IgM/IgG antibody diagnostic test (COVITRACK) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVISTIX), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

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

As of December 31, 2021 and 2020, we had an accumulated deficit of $1,386.6 million and $958.3 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-8282 (COVI-MSC) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., Scilex Holding Company (“Scilex Holding”) and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2021 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including:

•
the progress of the development of our fully human mAbs, including biosimilars/biobetters, derived from our proprietary G-MAB library platform, ADCs, BsAbs, CAR-T and DAR-T for adoptive cellular immunotherapy, Abivertinib, GeneMAb, RTX, SOFUSA, SP-103 and SEMDEXATM and our COVID-19 product candidates;

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
•
our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified personnel;
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

Our approach to the discovery and development of product candidates that target ADCs or ADNABs is unproven, and we do not know whether we will be able to develop any products of commercial value.

ADCs and our antibody-drug-nanoparticle albumin-bound (“ADNAB”) platform are emerging technologies and, consequently, it is conceivable that such technologies may ultimately fail to identify commercially viable products to treat human patients with cancer or other diseases. Due to the unproven nature of ADCs and ADNABs, significant further research and development activities will be required. We may incur substantial costs in connection with such research and development activities and there is no guarantee that these activities will lead to the identification of commercially viable products.

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

The COVID-19 pandemic continues to impact the global economy. Financial markets have experienced, and continue to experience, extreme fluctuations that may cause a contraction in available liquidity globally as important segments of the credit markets react to the development. The COVID-19 pandemic continues to rapidly evolve, and the extent to which COVID-19 may impact our business, clinical trials and sales of ZTlido will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued spread of the disease and variants thereof, including any future variants, the duration of the outbreak, vaccination rates, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are monitoring the continuing impact of the COVID-19 pandemic, and we may continue to experience disruptions that could severely impact the development of our product candidates, including:

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

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. For example, we obtain our commercial supply of ZTlido and our clinical supply of SP-103 exclusively from Oishi Koseido Co., Ltd. and Itochu CHEMICAL FRONTIER Corporation in Japan. The COVID-19 pandemic may result in delays in the procurement and shipping of ZTlido, which may have an adverse impact on our operating results.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be significant disruption of the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic and related factors could materially affect our business and the value of our common stock.

In addition, the continued spread of COVID-19 globally could materially and adversely impact our operations, including without limitation, our sales and marketing efforts, sales of ZTlido, travel, employee health and availability, which may have a material and adverse effect on our business, financial condition and results of operations.

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the continued evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2022.

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

In addition, certain product candidates we manufacture must undergo preclinical and clinical evaluations relating to product safety and efficacy before they are approved as commercial therapeutic products. The regulatory authorities having jurisdiction in the countries in which we or our collaborators intend to market their products may delay or put on hold clinical trials or delay approval of a product or determine that the product is not approvable. The FDA or other regulatory agencies can delay approval of a product candidate if our manufacturing facility, including any newly commissioned facility, is not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections or properly scale up to produce commercial supplies. The FDA and comparable government authorities having jurisdiction in the countries in which we or our collaborators may market approved products have the authority to withdraw product approval or suspend manufacture if there are significant problems with raw materials or supplies, quality control and assurance or the product we manufacture is adulterated or misbranded. If our manufacturing facilities and services are not in compliance with FDA and comparable government authorities, we may be unable to obtain or maintain the necessary approvals to continue manufacturing product candidates for our customers, which would materially adversely affect our results of operations and financial condition.

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

With respect to ZTlido, COVISTIX and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and beginning July 1, 2020, the California Attorney General may bring enforcement actions for violations. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company`s compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. In addition, a new California privacy law, the California Privacy Rights Act (the “CPRA”) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Further, a new Virginia privacy law, Virginia Consumer Data Protection Act (“VCDPA”) was signed into law on March 2, 2021 and is also scheduled to take effect on January 1, 2023, and the Colorado Privacy Act (“CPA”) will take effect on July 1, 2023. The VCDPA and CPA will impose many similar obligations regarding the processing and storing of personal information as the CCPA and the CPRA.

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

We have acquired and are assessing the regulatory and strategic path forward for our portfolio of late stage biosimilar/biobetter antibodies based on Erbitux, Remicade, Xolair and Simulect. While the enactment of the BPCIA created an abbreviated pathway for the approval of biosimilar and interchangeable biological products, there is still considerable uncertainty with respect to the FDA’s approval process. While applications based on biosimilarity may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product, the FDA may refuse to approve an application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the product. In addition, applications based on biosimilarity will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency. Due to the uncertainty surrounding the approval of biosimilar/biobetter products, as well as other risk factors identified in this Annual Report on Form 10-K, our portfolio of late stage biosimilar/biobetter antibodies may never result in commercially viable products.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals. If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Moreover, we do not currently maintain hazardous materials insurance coverage. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially harm our business.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

We are highly dependent on key members of our management and scientific staff, especially Henry Ji, Ph.D., Chairman of the Board, Chief Executive Officer, President and Interim Chief Financial Officer. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. The loss of any of our executive officers, key employees or key consultants and our inability to find suitable replacements could impede the achievement of our research and development objectives, and potentially harm our business, financial condition and prospects. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. Certain of our current officers, directors, scientific advisors and/or consultants or certain of the officers, directors, scientific advisors and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. All of our employees are employed “at will” and, therefore, each employee may leave our employment at any time.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

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

There can be no assurance that the product candidates we are developing for the detection and treatment of COVID-19 will be granted an Emergency Use Authorization by the FDA or comparable foreign authorities. If no Emergency Use Authorization is granted or, once granted, it is terminated, we will be unable to sell our product candidates in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.

An Emergency Use Authorization (“EUA”) would allow us to market and sell our COVID-19 product candidates, including COVISTIX, without the need to pursue the lengthy and expensive drug or device approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. If an EUA is granted for any of our COVID-19 product candidates, we will rely on the FDA policies and guidance in connection with the marketing and such product candidates. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 product candidates could be adversely impacted. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. If granted, we cannot predict how long an EUA for our COVID-19 product candidates would remain in place. The termination of an EUA, if granted, could adversely impact our business, financial condition and results of operations.

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

Our principal executive offices, which house our research and development programs, are in San Diego, California. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fires, floods, droughts or other extreme weather events and similar events, including those that may result from climate change generally. If our facilities are affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third-parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities. If we expand our worldwide manufacturing locations, there can be no assurance that this expansion will occur without implementation difficulties, or at all.

In addition, government-imposed travel restrictions, quarantines, shelter-in-place, shutdowns and similar government orders in response to the continuing COVID-19 pandemic have resulted, and may continue to result, in direct operational and administrative disruptions to our facilities. Our operations would be disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID-19, which could require quarantine of some or all such employees or closure of our facilities for disinfection. If the operations in our principal executive offices or other facilities are disrupted by a surge of COVID-19 that results in new orders by the health officer of San Diego County, the Governor of California or the State Public Health and Director of the California Department of Public Health, we may not be able to operate for the duration of such order, which could negatively impact our business, operating results and financial condition.

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

Pursuant to the Scilex Indenture, we and Scilex Pharma must also comply with certain covenants with respect to the commercialization of ZTlido, as well as customary additional affirmative covenants, such as furnishing financial statements to the holders of the Scilex Notes, minimum cash requirements and net sales reports, and negative covenants, including limitations on the following: the incurrence of debt, the payment of dividends by Scilex Pharma, the repurchase of shares and, under certain conditions, making certain other restricted payments, the prepayment, redemption or repurchase of subordinated debt, a merger, amalgamation or consolidation involving Scilex Pharma, engaging in certain transactions with affiliates; and the making of investments other than those permitted by the Scilex Indenture. In addition, if actual cumulative net sales of ZTlido for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency. There can be no assurance that net sales of ZTlido for the period from October 1, 2022 through September 30, 2023 will meet the predetermined target sales threshold, and if the principal amount of the Scilex Notes is increased, we may need to obtain additional financing, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all.

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

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. Under the Tax Cut and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to 80 percent of taxable income beginning in 2021. It is uncertain if and to what extent various states will conform to the federal Tax Act or the CARES Act. The CARES Act also reinstated the net operating loss carryback provisions whereby net operating losses incurred in calendar tax years 2018, 2019 and 2020 may be carried back to offset taxable income of the five tax years preceding the year of the loss. We have undergone an ownership change for purposes of Section 382 in a prior year. For the year ended December 31, 2021, there was no impact of such limitations on our income tax provision. Since our last ownership change we have had equity offerings or acquisitions that have equity as a component of the purchase price, which increases our likelihood of experiencing a future ownership change under Section 382. Future equity offerings or acquisitions that have equity as a component of the purchase price could constitute an ownership change under Section 382. If and when any other ownership change occurs, utilization of our net operating loss and tax credit carryforwards may be limited by Section 382, which could potentially result in increased future tax liability to us.

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

We routinely engage in transactions involving financial instruments, such as the purchase of loans, securities or derivatives indexed to the London Interbank Offered Rate (“LIBOR”) and the sale of LIBOR-indexed securities. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling the group of major banks that sustain LIBOR to submit rate quotations after 2021. Effective December 31, 2021, LIBOR will no longer be used to price new loans and one-week and two-month LIBOR will no longer be published. However, overnight, 1-month, 3-month, 6-month, and 12-month maturities will continue to be published through June 2023.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

We are subject to recently enacted state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senator Bill 826 (“SB 826”), which generally requires public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender and diversity quotas as required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with either SB 826 or AB 979 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

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

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. We also acquired Virttu Biologics Limited in 2017, SOFUSA assets, a revolutionary drug delivery technology, in July 2018 and SmartPharm Therapeutics, Inc. in September 2020. In June 2021, we acquired ACEA Therapeutics, Inc. and in February 2022, we acquired Virex Health, Inc., and are in the process of integrating these two companies and their technologies with ours.

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

Under the terms of the Agreement and Plan of Merger Scilex Holding entered into with Semnur, Sigma Merger Sub, Inc., the prior wholly-owned subsidiary of Scilex Holding, Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”), and us, for limited purposes, Scilex Holding is obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of an NDA by the FDA of any Semnur product, which includes SEMDEXA. Additional payments of up to $240 million will be due upon the achievement of certain cumulative net sales of Semnur products.

These milestone obligations could impose substantial additional costs on our Scilex operating segment, divert resources from other aspects of its business, and adversely affect the overall profitability of SEMDEXA, if approved. We may need to obtain additional financing to satisfy these milestone payments, and cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 4, 2021 to December 31, 2021, our closing stock price ranged from $4.65 to $16.51 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of December 31, 2021, 61.3 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 22.5 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $6.19 per share, 3.4 million shares of our common stock were subject to outstanding restricted stock units, 3.2 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 7.2 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As of February 28, 2022, our directors and executive officers beneficially owned, in the aggregate, approximately 3.0% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

We have identified a material weakness in our internal control over financial reporting, and our financial controls and procedures may not in the future be sufficient to ensure timely and reliable reporting of financial information, which could, if not remediated, result in a material misstatement in our financial statements and could adversely affect our future results of operations, our stock price, and our ability to raise capital.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As previously disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022, our former Chief Financial Officer passed away unexpectedly on January 6, 2022. Due in large part to the unexpected passing of our former Chief Financial Officer, our management has identified that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental accounting areas. As a result, certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities and leases did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represented a material weakness in our internal control over financial reporting as of December 31, 2021. The material weakness did not result in a restatement of previously issued annual consolidated financial statements or condensed interim consolidated financial statements.

As a result of the material weakness, we are in the process of implementing remediation measures including, but not limited to, hiring a Chief Financial Officer and other personnel with appropriate experience and technical expertise to effectively execute controls over judgmental accounting areas. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weakness in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth our principal properties as of December 31, 2021, all of which are leased:

Location	Lease term	Square footage	Primary use
Sorrento Therapeutics segment
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	77,000	Research and development
San Diego, CA	2034 - option to extend for one additional 10-year period	69,000	Research and development
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	61,000	Administrative, research and development
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	43,000	Research and development
San Diego, CA(1)(2)	2038 - option to extend for one additional 5-year period	30,000	Principal executive offices and Administrative
San Diego, CA	2029 - option to extend for one additional 5-year period	36,000	Contract manufacturing
San Diego, CA	2025	11,000	Research and development
San Diego, CA	2025 - option to extend for one additional 5-year period	9,000	Research and development
Suzhou, China	2022	50,000	Contract manufacturing, research and development
Scilex segment
Palo Alto, CA	2024 - option to extend for one additional 3-year period	6,000	Administrative

(1)
These facilities are leased on coterminous terms that are based on a 188 month lease that is estimated to commence in the first half of 2023 when such necessary construction has been completed.
(2)
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

Holders of Record

As of February 28, 2022, there were 207 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2016 to December 31, 2021 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2015 in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX
$400
$350
$300
$250
$200
$150
$100
$50
$-
2016
2017
2018
2019
2020
2021
SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX
NASDAQ BIOTECH INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON DECEMBER 31, 2015

Item 6. [Reserved]

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

At our core, we are antibody-centric and leverage our proprietary G-MAB™ library and targeted delivery modalities to generate the next generation of cancer therapeutics. Our fully human antibodies include PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1, VEGFR2, CCR2 and CD137 and SARS-CoV-2 neutralizing antibodies, among others. We also have programs assessing the use of our technologies and products in autoimmune, inflammatory, viral and neurodegenerative diseases.

Our vision is to leverage these antibodies in conjunction with proprietary targeted delivery modalities to generate the next generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell therapy (“CAR-T”), dimeric antigen receptor T-cell therapy (“DAR-T™”), antibody drug conjugates (“ADCs”), lymphatic drug targeting (SOFUSA®), as well as bispecific antibody approaches. We acquired SOFUSA, a revolutionary drug delivery technology, in July 2018, which delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and reduce adverse effects compared to standard parenteral immunotherapy. Additionally, our majority-owned subsidiary, Scilex Holding Company (“Scilex Holding”), acquired the assets of Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019. Semnur’s SEMDEXATM (“SP-102”) compound has the potential to become the first U.S. Food and Drug Administration (“FDA”)-approved epidural steroid product for the treatment of sciatica. In response to the global SARS-CoV-2 (“COVID-19”) pandemic, we are utilizing the Bruton’s tyrosine kinase (“BTK”) inhibitor (Abivertinib, acquired from ACEA Therapeutics, Inc.) to treat the cytokine storm associated with a COVID-19 infection. We are also internally developing and conducting clinical studies for potential coronavirus antiviral therapies and vaccines, including COVI-MSCTM, COVI-AMG™, COVIDROPSTM, and COVISHIELDTM, and diagnostic test solutions, such as COVISTIX™ and COVITRACK™.

With each of our clinical and preclinical programs, we aim to tailor our therapies to treat specific stages in the evolution of a disease, from elimination to equilibrium and escape. In addition, our objective in our immuno-oncology programs is to focus on tumors that are resistant to current treatments and where we can design focused trials based on a genetic signature or biomarker to ensure patients have the best chance of a durable and significant response. We have several immuno-oncology programs that are in or near to entering the clinic. These include cellular therapies, oncolytic viruses (SeprehvecTM) and a palliative care program targeted to treat intractable pain in advanced cancer (resiniferatoxin, or “RTX”). Our cellular therapy programs focus on our allogeneic DAR-T platform for adoptive cellular immunotherapy to treat both solid and liquid tumors.

From the start of the COVID-19 pandemic, our mission has been to leverage our deep expertise in developing targeted antibodies for cancer immunotherapy to create best-in-category treatments and diagnostics to ease suffering and assist in the global response to COVID-19. We have leveraged, and continue to leverage, our G-MAB library and antibody development engineering capabilities to advance promising diagnostics and neutralizing antibody candidates to test for and treat COVID-19 and the immune reactions associated with SARS-CoV-2 infection.

STI-2020, or plutavimab, is a highly potent neutralizing antibody (“nAb”) to COVID-19 that is currently being developed for intranasal (“IN”) instillation as STI-2099, or COVIDROPS. In preclinical studies, STI-2020/2099 was highly effective against the original Washington strain and early variants of concern (“VoCs”), including the delta VoC. STI-2020, the intravenous (“IV”) formulation and COVIDROPS were both cleared by the FDA for Phase I healthy volunteer studies which were completed and demonstrated that the nAbs were well-tolerated (IV up to 200 mg and intranasal up to 60 mg) without dose limiting toxicity or severe or serious adverse events (“AEs”). Most AEs were mild and unrelated. Phase II studies of COVIDROPS in outpatients with COVID-19 have begun enrollment in Mexico, the United Kingdom and the U.S. The United Kingdom study reached the planned interim analysis threshold in the first half of January 2022. The study in Mexico began pediatric enrollment in early 2022. We are also developing a broad-spectrum neutralizing antibody, STI-9167 (COVISHIELD), to be formulated both for IV and IN administration. STI-9167 (IV formulation) and STI-9199 (IN formulation using STI-9167 drug substance) have not only been broadly effective in preclinical studies for prior VoCs but are highly potent against the Omicron VoC. A healthy subject study for STI-9167/9199 is expected to begin in the first quarter of 2022 with Phase II studies of COVISHIELD to follow.

We have also developed two promising potential rescue treatments with Abivertinib (STI-5656), an oral next generation dual epidermal growth factor receptor (“EGFR”) (including mutant forms)/BTK inhibitor, or epidermal growth factor receptor/BTK inhibitor to treat hospitalized COVID-19 patients and COVI-MSC™ (samtonadstrocel or STI-8282), human allogeneic adipose-derived mesenchymal stromal cells for patients suffering from COVID-19-induced acute respiratory distress (“ARD”). Both have been cleared by the FDA and Abivertinib has completed Phase II clinical studies in the U.S. and Brazil of Abivertinib to treat COVID-19-induced acute respiratory distress syndrome (“ARDS”). While all patient groups improved with treatment, the U.S. study identified an At-Risk population who were the best responders: those who required oxygen supplementation with non-invasive ventilation or high flow oxygen at baseline. Although the Brazil study did not enroll a population as sick as those in the U.S. study, the results were similarly supportive. In the U.S. study, the At-Risk patients were discharged on average two days sooner from the intensive care unit. In both studies, there was nearly a 50% reduction of death and/or mechanical ventilation or extracorporeal membrane oxygenation by day 29. This data was used to power a pivotal Phase III Abivertinib study which is expected to begin enrollment in the second quarter of 2022. Two separate Phase II COVI-MSC studies are currently enrolling in Brazil and the U.S. in patients with COVID-19-induced ARDS. We are also working with Brazilian regulators (ANVISA) to conduct a COVID-19 study with COVI-MSCs in pulmonary long-haul patients post-recovery from the acute infection.

In furtherance of our goal to enable early detection and treatment across the entire continuum of COVID-19 solutions, we are further developing a number of highly sensitive and rapid diagnostic tests. COVISTIX™ is a lateral flow antigen test that uses a proprietary platinum-based colloid and antibody combination, resulting in high sensitivity and accuracy. This is a simple and rapid (15-minute) test with a shallow nasal swab and is designed for point-of-care and at-home use. This product has been approved under emergency use authorization for use in Mexico and Brazil as a point-of-care test and has also received its Conformitè Europëenne (“CE”) mark.

We previously have reported early data from Phase I trials of our carcinoembryonic antigen (“CEA”)-directed CAR-T program. We treated five patients with stage 4, unresectable adenocarcinoma (four with pancreatic cancer and one with colorectal cancer) and CEA-positive liver metastases with anti-CEA CAR-T. During 2021, we decided to pivot away from an autologous CAR-T platform to allogeneic DAR-T and successfully submitted an Investigational New Drug application (“IND”) for our CD38 DAR-T candidate for relapsed or refractory multiple myeloma (“RRMM”). We anticipate the first patient enrollment in the first quarter of 2022.

With respect to Abivertinib for the treatment of non-small cell lung cancer (NSCLC), our oral small molecule combined EGFR/BTK inhibitor, a final imaging read of Phase III data is pending with additional follow-up from patients who continued on treatment in the years since the last update presented at the American Society of Clinical Oncology (ASCO) 2019 Annual Meeting. It is anticipated that a pre-new drug application (“NDA”) meeting will be requested to discuss the pathway to a planned NDA filing. Finally, we intend to start studies in castrate resistant prostate cancer with Abivertinib in the U.S. in the first quarter of 2022 and in Brazil in the second quarter of 2022.

With respect to our anti-CD38 ADC program, we began enrolling patients in the first quarter of 2021 in a Phase Ib ascending dose study for systemic Amyloid light-chain (“AL”) amyloidosis. We intend to start a new study to target RRMM in a partnership with Columbia University in the first quarter of 2022 and are planning collaborations with Columbia to target metastatic esophageal and lung cancer and with MD Anderson to treat T-cell acute lymphoblastic leukemia (“T-ALL”).

Additionally, based upon our exclusive licensing arrangement with Mayo Clinic for its antibody-drug-nanoparticle albumin-bound (“ADNAB™”) platform, the next generation in ADC technology, we intend to file several INDs in 2022 to treat various cancer targets. We also have an ongoing partnership with Mayo Clinic, directed to the use of lymphatic delivery using a hollow core microneedle array device manufactured by our SOFUSA unit, to explore whether lymphatic delivery of products traditionally delivered by IV administration can improve the pharmacokinetic profile and efficacy while reducing their AE profile. We also have an active program using the SOFUSA delivery system to treat rheumatoid arthritis patients resistant to etanercept and expect to announce preliminary results from an ongoing study in the first quarter of 2022.

Broadly speaking, we believe we are among the world’s leading cellular therapy companies today due to our investments in technology and infrastructure, which have enabled significant progress in developing our next-generation non-viral, “off-the-shelf” allogeneic DAR-T solutions. DAR-T therapy can become a versatile drug product platform capable of delivering multiple targeted therapeutic approaches.

Outside of immuno-oncology programs, as part of our global aim to provide a wide range of therapeutic products to meet underserved markets, we have made investments in non-opioid pain management. These include RTX, a non-opioid naturally-occurring product that specifically targets transient receptor potential vanilloid-1 (“TRPV1”). Depending on the site of injection, RTX can ablate or destroy targeted nerves (e.g., an epidural injection) or temporarily defunctionalize them (peripheral injections such as intra-articular). TRPV1 largely is responsible for the noxious chronic and inflammatory pain signaling that can occur post trauma but leaves other nerve functions intact. RTX has been granted orphan drug status for the treatment of intractable pain with end-stage or advanced cancer and two Phase Ib first-in-human trials (intrathecal and epidural routes) were completed. A Phase Ib trial studying the safety and efficacy of RTX to treat moderate to severe osteoarthritis (“OA”) knee pain was completed in early 2021 with one year follow-up data and preliminary results showed the potential for long-term efficacy with no dose-limiting toxicity. We have received clearance to proceed with Phase II clinical trials of RTX to treat severe cancer pain (epidural) and moderate-to-severe OA of the knee pain (intra-articular). The knee OA study began enrolling in the fourth quarter of 2021 and the epidural cancer pain study is expected to start enrolling in the first quarter of 2022.

Also, in this area, we have developed in-house and acquired proprietary technologies to responsibly develop next generation, branded pharmaceutical products to better manage patients’ medical conditions, maximize the quality of life of patients and assist healthcare providers. The flagship product of our subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), ZTlido® (lidocaine topical system 1.8%) (“ZTlido”) is a next-generation lidocaine delivery system which was approved by the FDA for the treatment of postherpetic neuralgia, a severe neuropathic pain condition, in February 2018, and was commercially launched in October 2018. Scilex Pharma has now built a full commercial organization, which includes sales, marketing, market access and medical affairs.

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

Recent Developments

On February 1, 2022, we completed the acquisition of Virex Health, Inc. (“Virex”) pursuant to that certain Agreement and Plan of Merger (the “Virex Merger Agreement”), dated as of January 14, 2022, among us, Virex, VH Merger Sub I, Inc., our wholly owned subsidiary (“Merger Sub”), VH Merger Sub II, LLC, our wholly owned subsidiary (“Merger LLC”), and Fortis Advisors LLC, as representative of the equityholders of Virex (the “Stockholders’ Representative”). Pursuant to the terms of the Merger Agreement, Merger Sub was merged with and into Virex (the “Initial Merger”), with Virex continuing as the surviving corporation in such merger, and subsequent to the Initial Merger, Virex was merged with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving as our wholly owned subsidiary. At the effective time of the Subsequent Merger, the name of Merger LLC as the surviving company in the Subsequent Merger was changed to Virex Health, LLC.

Upon completion of the Initial Merger, the equityholders of Virex (the “Virex Equityholders”) became entitled to receive the following amounts (to be paid in cash and stock as further described below): (i) $12,000,000, as such amount was adjusted to $11,566,275 (and may be further adjusted post-closing) pursuant to the terms of the Virex Merger Agreement for indebtedness, transaction expenses and cash (the “Closing Consideration”) and (ii) subject to achievement of certain regulatory milestones, up to $10,000,000 in additional consideration (the “Milestone Payment” and together with the Closing Consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, the Merger Consideration shall be paid as follows: (i) 59% in cash; and (ii) 41% in shares of our common stock. Upon completion of the Initial Merger, the Virex Equityholders became entitled to receive an aggregate of $6,824,126 in cash and an aggregate of 1,281,662 shares of our common stock based on a price per share equal to $3.70 (representing the volume weighted average closing price per share of our common stock for the eleven consecutive trading days ending on the date that was three trading days prior to the closing date). Ten percent of the Closing Consideration was deposited into an escrow account (in the form of cash and stock) as partial security for the indemnification obligations of the Virex Equityholders under the Merger Agreement and $150,000 was set aside for expenses that may be incurred by the Stockholders’ Representative.

At any time shares of our common stock are issued in respect of a Milestone Payment, the number of shares to be issued will be based on a price per share equal to the volume weighted average closing price per share of our common stock for the eleven consecutive trading days ending on the date that is three trading days prior to the applicable issuance date. The aggregate number of shares of our common stock issuable pursuant to the Virex Merger Agreement as Merger Consideration shall not exceed 19.99% of the total number of shares of our common stock issued and outstanding at the closing date.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2021 and 2020. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We operate in two operating and reportable segments, Sorrento Therapeutics and Scilex.

Comparison of the Years Ended December 31, 2021 and 2020

Revenues. Revenues were $52.9 million for the year ended December 31, 2021, as compared to $40.0 million for the year ended December 31, 2020.

Revenues in our Sorrento Therapeutics segment increased from $13.7 million to $24.4 million for the year ended December 31, 2021 compared to the prior year and were primarily attributed to higher contract manufacturing service revenues.

Revenues in our Scilex segment increased from $26.3 million to $28.5 million for the year ended December 31, 2021 compared to the prior year due to increased product sales of ZTlido.

Cost of revenues. Cost of revenues for the years ended December 31, 2021 and 2020 were $13.0 million and $9.9 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Cost of revenues for our Sorrento Therapeutics segment increased by $1.6 million and was driven by the increase in revenues.

Cost of revenues for our Scilex segment increased by $1.5 million as compared to the prior year and was attributable to higher sales volumes of ZTlido.

Research and development expenses. Research and development expenses for the years ended December 31, 2021 and 2020 were $206.9 million and $111.3 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our RTX, COVID-19, SP-102, Oncolytic Virus, antibody drug conjugate (“ADC”) and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

Research and development expenses for our Sorrento Therapeutics segment increased by $96.3 million as compared to the prior fiscal year and were primarily driven by higher headcount and increased clinical development costs spent on advancing our various research and development programs.

Research and development expenses for our Scilex segment decreased by $0.8 million as compared to the prior fiscal year and were primarily driven by lower clinical development costs.

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

Acquired in-process research and development expenses. Acquired in-process research and development expenses for the year ended December 31, 2021was $24.2 million. These expenses related to the Aardvark Asset Purchase Agreement for $5.0 million and the entry into the Mount Sinai License Agreement for $7.5 million during the period as further described in Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. These expenses also related to $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period as further described in Note 5 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. The remainder related to our investments in various licensing arrangements entered into during the period. We recognized $43.0 million of acquired in-process research and development expenses for the year ended December 31, 2020, which were primarily related to various licensing arrangements entered into during the year, as well as other investments in new technologies and preclinical programs.

Selling, general and administrative expenses. General and administrative expenses for the years ended December 31, 2021 and 2020 were $196.9 million and $116.2 million, respectively and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

Selling, general and administrative expenses for our Sorrento Therapeutics segment increased by approximately $73.1 million as compared to the prior fiscal year and were primarily attributed to higher headcount, professional fees and stock-based compensation expense as compared to the same period of the prior year.

Selling, general and administrative expenses for our Scilex segment increased by approximately $7.6 million as compared to the prior fiscal year and were primarily attributed to higher professional fees.

Loss on derivative liabilities. Loss on derivative liabilities for the year ended December 31, 2021 was $0.3 million compared to a loss of $6.6 million for the year ended December 31, 2020.

Loss on contingent consideration. During the year ended December 31, 2021, we recorded a loss on contingent consideration and acquisition consideration payable of approximately $9.2 million resulting from the change in fair value of the Earn-Out Consideration associated with the acquisition of ACEA Therapeutics, Inc. (“ACEA”). (See Note 3 and Note 7 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K). During the year ended December 31, 2020, we did not record any loss or gain on contingent consideration.

There was no gain or loss on derivative liabilities for our Sorrento Therapeutics segment during the year ended December 31, 2021. Gain on derivative liabilities for our Sorrento Therapeutics segment for the year ended December 31, 2020 totaled $5.8 million and was primarily attributed to the full repayment of the term loans provided by certain funds and accounts managed by Oaktree Capital Management, L.P. (the “Term Loans”) during 2020 as further described in Note 8 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K

Loss on derivative liabilities for our Scilex segment for the year ended December 31, 2021 totaled $0.3 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. Gain on derivative liabilities for our Scilex segment for the year ended December 31, 2020 totaled $0.8 million and was primarily attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K

Loss on Marketable Investments. Loss on marketable investments reflects $39.8 million in unrealized losses related to the change in fair value of our shares of Celularity Inc. and $24.1 million of realized gains from the sale of our shares of ImmunityBio, Inc. during the year ended December 31, 2021. We recorded approximately $0.7 million in realized gains related to other investments during the year ended December 31, 2021. During the year ended December 31, 2020, we did not have any marketable investments.

Scilex Notes principal increase. Actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 did not equal or exceed 95% of a predetermined target sales threshold for such period, which resulted in a $28.0 million increase in the principal amount of the Scilex Notes, effective February 15, 2022. As a result, we recorded the increase of $28.0 million in principal and non-operating expense at December 31, 2021.

Interest expense. Interest expense for the years ended December 31, 2021 and 2020 was $10.2 million and $20.2 million, respectively. The decrease resulted primarily from a decrease in interest expense associated with the term loans with Oaktree Capital Management L.P. and affiliates, which were fully repaid in the year ended December 31, 2020. Interest income was immaterial for both periods.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2021 was $6.7 million and was attributable to the repurchases of the outstanding principal on the Scilex Notes, and was partially offset by short-term debt forgiveness. Loss on debt extinguishment for the year ended December 31, 2020 was $51.9 million and was attributed to the repayments of outstanding principal on the Term Loans.

Income tax benefit. Income tax benefit for the year ended December 31, 2021 and 2020 was $33.5 million and $2.0 million, respectively. The increase in the year ended December 31, 2021 was primarily due to deferred tax liabilities recognized from the ACEA acquisition resulting in a release of valuation allowance in 2021 compared to 2020.

Loss on equity method investments. Loss on equity investments for the year ended December 31, 2021 was $0.1 million compared to a loss on equity investments of $5.8 million for the year ended December 31, 2020. The loss was attributed to the recognition of our portion of the net loss or net income from our equity method investments. During the year ended December 31, 2020, we also recorded an impairment loss of approximately $3.8 million related to an equity method investment for which we determined the investment’s value was no longer supportable. (See Note 5 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K).

Net loss. Net loss for the year ended December 31, 2021 was $429.1 million as compared to a net loss of $314.4 million for 2020.

Comparison of the Years Ended December 31, 2020 and 2019

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to the discussion under the heading “Results of Operations— Comparison of the Years Ended December 31, 2020 and 2019” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had $36.7 million in cash and cash equivalents attributable in part to proceeds from the following debt and equity financing arrangements:

Debt Financings

ACEA Significant Debt Arrangements

At the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of April 2, 2021, by and among us, AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and our now wholly owned subsidiary, ACEA, and Fortis Advisors LLC, as representative of the shareholders of ACEA and as a result thereof, on June 1, 2021, we, as the indirect parent to Hangzhou ACEA Pharmaceutical Research Co., Ltd. (“ACEA Hangzhou”) and Zhejiang ACEA Pharmaceutical Co., Ltd. (“ACEA Zhejiang”), each of which are indirect subsidiaries of ACEA, succeeded to the financial obligations of ACEA Hangzhou and ACEA Zhejiang, each of whom are parties to agreements with ACEA Bio (Hangzhou) Co., Ltd. (“ACEA Bio”) (an entity unrelated to ACEA Hangzhou and ACEA Zhejiang) as set forth below.

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

The outstanding principal amount under the Contract as of December 31, 2021 is $29.1 million. As a part of the preliminary purchase price allocation, we estimated the fair value of the Contract to be approximately $17.1 million.

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

Actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 did not equal or exceed 95% of a predetermined target sales threshold for such period, which resulted in a $28.0 million increase in the principal amount of the Scilex Notes, effective February 15, 2022. As a result, we recorded the increase of $28.0 million in principal and non-operating expense at December 31, 2021.

Effective February 14, 2022, Scilex Pharma issued a draw notice to us under the Letter of Credit as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 were less than a specified sales threshold for such period, and we paid to Scilex Pharma $35,000,000 in a single lump-sum amount as a subordinated loan. Per the terms of the Amendment, in February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to the lesser of $20.0 million at a purchase price in cash equal to 100% of the principal amount thereof.

Bridge Loan Agreement

On February 16, 2022, we entered into a Bridge Loan Agreement between us, as borrower, and B. Riley Commercial Capital, LLC, as lender (the “Lender”), pursuant to which we borrowed $45.0 million from the Lender (the “Bridge Loan”). For services rendered in connection with originating and arranging the Bridge Loan, we agreed to pay to B. Riley Securities, Inc., an affiliate of the Lender, an upfront fee equal to four percent of the principal amount of the Bridge Loan. The Bridge Loan bears no interest and will mature on June 16, 2022. Upon the occurrence and during the continuance of an “Event of Default” under the Loan Agreement, the Bridge Loan shall bear interest at the rate of 15% per annum.

Marketable Investments

On March 9, 2021, NantKwest, Inc. and ImmunityBio completed their previously announced 100% stock-for-stock merger (the “ImmunityBio Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the ImmunityBio Merger. Prior to the closing of the ImmunityBio Merger, we owned 10,000,000 shares of common stock of ImmunityBio, and we therefore received 8,190,000 shares of common stock of the post-merger company.

Prior to the ImmunityBio Merger, our investment in ImmunityBio was historically included as an equity investment in our consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the ImmunityBio Merger, we accounted for our investment in ImmunityBio as an equity investment with a readily determinable fair value and reclassified our investment in ImmunityBio to marketable investments within our consolidated balance sheets. The investment in ImmunityBio was classified as a current asset because the investment was liquidated to finance our current operations. In connection with the change in fair value of our investment in ImmunityBio, we recorded a realized gain on marketable investments of $24.1 million during the year ended December 31, 2021. We sold 8,190,000 shares of ImmunityBio common stock during the year ended December 31, 2021 for net proceeds to us of $124.0 million. We had no remaining shares of ImmunityBio common stock as of December 31, 2021.

On July 16, 2021, Celularity Inc. (“Pre-Merger Celularity”), a company of which we held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was renamed Celularity Inc. (“Celularity”) and its Class A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. We received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. We also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger. Our investment in Celularity has historically been accounted for as an equity security without a readily determinable fair value. As of the trading commencement date, we account for our investment in Celularity as an equity security with a readily determinable fair value. As of December 31, 2021, we owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by us are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions.

Equity Financings

At-the-Market Sales Agreement

On April 27, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Agent”), pursuant to which we could offer and sell through or to the Agent up to $250.0 million in shares of its common stock (the “Shares”). On December 4, 2020, we entered into Amendment No. 1 (the “December 2020 Amendment”) to the Sales Agreement, which amended the Sales Agreement to provide that we could offer and sell, from time to time, through or to the Agent, up to an additional $450.0 million in shares of our common stock, such that we could offer and sell up to an aggregate of $700.0 million in shares of our common stock pursuant to the Sales Agreement, as amended by the December 2020 Amendment (the “Original Amended Sales Agreement”).

On December 3, 2021, we amended and restated the Original Amended Sales Agreement to include Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC as additional sales agents for our “at the market offering” program (the “Amended and Restated Sales Agreement”).

On December 23, 2021, we entered into Amendment No. 1 (the “December 2021 Amendment”) to the Amended and Restated Sales Agreement, with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (the “Sales Agents”).

The December 2021 Amendment amended the Amended and Restated Sales Agreement to provide that we may offer and sell, from time to time, through or to the Sales Agents, as sales agents and/or principals, up to an additional $5,000,000,000 in shares of our common stock (the “Additional Shares”), such that we may offer and sell up to an aggregate of $5,442,943,290 in shares of our common stock (the “Offering”) pursuant to the Amended and Restated Sales Agreement, as amended by the December 2021 Amendment (the “Amended Sales Agreement”), inclusive of $442,943,290 in shares sold pursuant to the Original Amended Sales Agreement and the Amended and Restated Sales Agreement through December 22, 2021. Any Additional Shares offered and sold in the Offering will be issued pursuant to our shelf registration statement on Form S-3ASR (the “Registration Statement”), which became automatically effective upon filing with the SEC on December 23, 2021. The Additional Shares may be offered only by means of a prospectus forming a part of the Registration Statement.

Subject to the terms and conditions of the Amended Sales Agreement, each Sales Agent will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. Under the Amended Sales Agreement, the Sales Agents may sell the shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

We have no obligation to sell any shares of our common stock pursuant to the Amended Sales Agreement, and may at any time suspend offers under the Amended Sales Agreement. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from us to the Sales Agents or a Sales Agent (with respect to itself) to us, or (iii) the sale of all $5,442,943,290.81 of shares of our common stock pursuant thereto.

Under the terms of the Amended Sales Agreement, the Sales Agents will be entitled to a commission at an initial fixed rate of 3.0% of the gross proceeds from each sale of shares of our common stock under the Amended Sales Agreement, which percentage may be adjusted (but not above 3.0%) based on the aggregate amount of securities sold by the Sales Agents pursuant to the Amended Sales Agreement.

We currently intend to use any additional net proceeds from the Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock. We also may use a portion of the net proceeds to repurchase or redeem a portion or all of the Scilex Notes.

During the year ended December 31, 2021, we sold an aggregate of 21,085,014 shares of our common stock pursuant to the Original Amended Sales Agreement and the Amended Sales Agreement for aggregate net proceeds to us of approximately $175.6 million.

Universal Shelf Registration Statement

On December 23, 2021, we filed an automatic universal shelf registration statement on Form S-3 (the “WKSI Shelf Registration Statement”) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act. The WKSI Shelf Registration Statement provides us with the ability to offer an indeterminate amount of securities, including equity and other securities as described in the WKSI Shelf Registration Statement. Pursuant to the WKSI Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. In connection with the WKSI Shelf Registration Statement, we entered into the Amended Sales Agreement (discussed above) and included in the WKSI Shelf Registration Statement a prospectus covering $5,000,000,000 of shares of our common stock issuable pursuant to the Amended Sales agreement.

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

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $281.8 million for 2021 as compared to $159.5 million for 2020. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third-party agreements.

Cash Flows from Investing Activities. Net cash provided by investing activities was $79.8 million for the year ended December 31, 2021 and was attributed to proceeds received of $124.8 million from sales of marketable investments. We also spent approximately $35.3 million related to various investments in new technologies and preclinical programs, $0.8 million in connection with the acquisition of ACEA, net of cash acquired, and approximately $8.9 million primarily attributed to expenditures on laboratory equipment. During the year ended December 31, 2020, net cash used by investing activities was $39.9 million. We invested approximately $31.1 million in licensing arrangements, invested approximately $2.3 million in new technologies and preclinical programs and spent approximately $6.5 million on equipment and building improvements.

Cash Flows from Financing Activities. Net cash provided by financing activities was $181.3 million for 2021 as compared to $174.2 million for 2020. During the year ended December 31, 2021, we received $201.8 million from equity offerings, proceeds from short-term debt of $49.7 million and proceeds of $15.4 million from common stock issuances and warrant exercises. During the year ended December 31, 2021, we repaid $45.9 million in principal amount of the Scilex Notes, of which $32.7 million was attributed to principal included within financing activities and $13.1 million was attributed to principal included in operating activities. We also repaid $53.0 million in other short-term debt. During the year ended December 31, 2020, we received $317.9 million from equity offerings, proceeds from short-term debt of $18.6 million and proceeds of $98.4 million from common stock issuances and warrant exercises. During the year ended December 31, 2020, we repaid $120.0 million of outstanding principal under the Term Loans, paid $6.3 million of related exit and prepayment fees thereon, made payments of $69.8 million on the Scilex Notes and repaid $9.4 million in short-term debt. We also paid $55.0 million related to the Semnur Share Exchange as further described in Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

Material Cash Requirements

As of December 31, 2021, our material contractual obligations are as follows:

•
Short-term operating lease liabilities as disclosed in Note 11 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K;
•
Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, as disclosed in Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K; and
•
Approximately $8.8 million of indebtedness in connection with the Scilex Holding accounts receivable revolving loan facility, as disclosed in Note 8 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.
•
In connection with the acquisition of ACEA as further discussed in Note 7, we recorded short term contingent consideration of $7.5 million as of December 31, 2021.

Our material long-term contractual obligations include:

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
•
In connection with the acquisition of ACEA as further discussed in Note 7, we recorded long term contingent consideration of $123.8 million as of December 31, 2021.

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

Intangible assets. In order to estimate the fair value of our identifiable intangible assets and other long-lived assets, we primarily use an income approach, using the present value of estimated future cash flows from those assets. The key assumptions that we use in our discounted cash flow model are the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows, the time value of money, and other factors that a willing market participant would consider. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Contingent consideration. The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with applicable milestones, discount rates and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the consolidated statement of operations. Contingent consideration arrangements assumed by an asset acquisition will be measured and accrued when such contingency is resolved.

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

Beginning in 2021, we held investments in marketable investments with readily determinable fair values, which are included as current marketable investments within our consolidated balance sheets. Our investment in these publicly traded equity securities is recorded at fair value and is subject to market price volatility. Changes in the fair value of such investments are recorded in our consolidated statement of operations within loss on marketable investments. A portion of our marketable investments is subject to certain transfer restrictions and is adjusted for a discount for lack of marketability as further discussed in Note 3 and in Note 5 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2021, a price change of 10 percent would increase or decrease the fair value of our current marketable investments by approximately $9.0 million in the aggregate.

Concentration Risk. During the fiscal years ended December 31, 2021, 2020 and 2019, sales to the sole customer and third-party logistics distribution provider of Scilex Pharma, Cardinal Health, represented 100% of the net revenue of Scilex Pharma. This exposes us to concentration of customer risk. We monitor the financial condition of the sole customer of Scilex Pharma, limit our credit exposure by setting credit limits, and did not experience any credit losses for the years ended December 31, 2021, 2020 and 2019. As we continue to expand the commercialization of ZTlido, we are not limited to the current customer and have the option of expanding our distribution network with additional distributors through establishing our own affiliates, by acquiring existing third-party business or product rights or by partnering with additional third parties. We obtain our commercial supply of ZTlido and our clinical supply of SP-103 exclusively from Oishi Koseido Co., Ltd. and ITOCHU CHEMICAL FRONTIER Corporation in Japan.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s regulations, rules and forms and that such information is accumulated and communicated to our management, including our principal officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K as a result of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting, as follows: As previously disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2022, our former Chief Financial Officer passed away unexpectedly on January 6, 2022. As a result of our former Chief Financial Officer`s passing as well as other considerations, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental accounting areas. As a result, certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities and leases did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in our internal control over financial reporting.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2021. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” beginning on Page F-2 of this Annual Report on Form 10-K.

Planned Remediation of Material Weaknesses

As a result of the material weakness described above, we are in the process of implementing remediation measures, including, but not limited to, hiring a Chief Financial Officer and other personnel with appropriate experience and technical expertise to effectively execute controls over judgmental accounting areas. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As identified above under “Management’s Report on Internal Control Over Financial

Reporting”, a material weakness was identified in our internal control over financial reporting as of December 31, 2021. Our plans for remediating such material weakness, enumerated above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Inherent Limitations over Internal Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of March 11, 2022, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	57	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer
Dorman Followwill	58	Lead Independent Director
Elizabeth A. Czerepak	66	Director
Kim D. Janda, Ph.D.	64	Director
David Lemus	59	Director
Jaisim Shah	61	Director
Yue Alexander Wu, Ph.D.	58	Director

Henry Ji, Ph.D., co-founded and has served as a director of Sorrento Therapeutics, Inc. since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, as its President and Chief Executive Officer since September 2012, as Chairman of the Board since August 2017 and as Interim Chief Financial Officer since January 2022. Dr. Ji also served as our Secretary from September 2009 to June 2011. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji previously served as a director of Celularity Inc. from June 2017 to July 2021. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento Therapeutics Inc.’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

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

Elizabeth A. Czerepak has served as a director of our Company since November 2021 has over 35 years of experience in big pharma, biotechnology and venture capital and has served as the Chief Financial Officer of BeyondSpring Inc. (Nasdaq: BYSI), a global biopharmaceutical company focused on developing innovative immuno-oncology cancer therapies, since September 2020. Prior to that, from May 2018 to January 2020, she served as the Chief Financial Officer and the Chief Business Officer of Genevant Sciences, Inc., a technology-focused lipid nanoparticle delivery company; as the Chief Financial Officer and Executive Vice

President, Corporate Development of Altimmune, Inc., a clinical stage vaccines company, from 2015 to 2018; and the Chief Financial Officer and the Chief Business Officer of Isarna Therapeutics Inc., which develops selective transforming growth factor beta inhibitors for cancer, ophthalmic and fibrotic diseases, from 2014 to 2015. Ms. Czerepak previously served as the Chief Financial Officer, Secretary, Principal Accounting Officer and Head of Human Resources at Cancer Genetics, Inc., a company that develops and commercializes molecular diagnostics, from 2011 to 2014; and a Managing Director at JPMorgan Chase & Co. and Bear, Stearns & Co., and a General Partner at Bear Stearns Health Innoventures L.P., a venture capital fund, from 2000 to 2009. Ms. Czerepak was a NASD (now FINRA) Registered Representative (Series 7 and Series 63) from 2001 to 2008. She has served as a director and chair of the audit committee of Delcath Systems, Inc. (Nasdaq: DCTH), an interventional oncology company focused on the treatment of liver cancer, since February 2020. Ms. Czerepak served on the boards of directors of Spectrum Pharmaceuticals, Inc. (Nasdaq: SPPI) from June 2019 to December 2020, and Scilex Holding Company from September 2019 to October 2020. She received a B.A. magna cum laude in Spanish and Mathematics Education from Marshall University in 1976 and an MBA from Rutgers University in 1982. In 2020, Ms. Czerepak earned a Corporate Director Certificate from Harvard Business School.

We believe that Ms. Czerepak is qualified to serve on our Board because of her significant leadership experience in the biopharmaceutical sector and her substantial finance, venture capital and business expertise.

Kim D. Janda, Ph.D., has served as a director of our Company since April 2012. Dr. Janda has served as Ely R. Callaway, Jr. Chaired Professor in the Departments of Chemistry, Immunology and Microbial Science at The Scripps Research Institute since 1996 and as the Director of the Worm Institute of Research and Medicine (WIRM) at The Scripps Research Institute since 2005. Furthermore, Dr. Janda has served as a Skaggs Scholar within the Skaggs Institute of Chemical Biology, also at The Scripps Research Institute, since 1996. Dr. Janda holds a B.S. degree from the University of South Florida in Clinical Chemistry and a doctoral degree from the University of Arizona with Robert B. Bates in natural product total synthesis. A hallmark of his research is that Dr. Janda has been able to uniquely combine principles of medicinal chemistry together with modern molecular biology, immunology and neuropharmacology, allowing the creation of both synthetic/natural molecules and processes with biological, chemical and physical properties. Dr. Janda has published over 425 original publications in refereed journals and founded the biotechnological companies CombiChem, Drug Abuse Sciences and AIPartia. Dr. Janda is associate editor of Bioorg & Med. Chem., PloS ONE and serves, or has served, on numerous journals including J. Comb. Chem., Chem. Reviews, J. Med. Chem., The Botulinum Journal, Bioorg. & Med. Chem. Lett., and Bioorg. & Med. Chem. Over a career of almost 25 years, Dr. Janda has provided numerous seminal contributions and is considered one of the first scientists to merge chemical and biological approaches into a cohesive research program. Dr. Janda serves on the Scientific Advisory Boards of Materia, Inc. and Singapore Ministry of Education (MOE), EP1 Physical Sciences.

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

David Lemus has served as a director of our Company since October 2017. Mr. Lemus has served as Chief Executive Officer of IronShore Pharmaceuticals Inc. since January 2020. He also currently serves as a non-executive board member of Silence Therapeutics, plc (Nasdaq: SLN) and BioHealth Innovation, Inc., and served previously on several other boards of public and private companies as a non-executive director. He served from November 2017, to September 2018 as the Interim Chief Operating Officer and Chief Financial Officer of Proteros biosciences GmbH. Previously, from January 2016 to May 2017, he served as Interim Chief Financial Officer and Chief Operating Officer of Medigene AG. From 2011-2015, he was employed by Sigma Tau Pharmaceuticals, Inc., and served as the company`s Chief Executive Officer. Previous to this role, Mr. Lemus served as Chief Financial Officer and Executive V.P. of MorphoSys AG for more than 13 years. Prior to MorphoSys AG, Mr. Lemus held various management positions at Hoffman La Roche, and was the Group Treasurer of Lindt & Spruengli AG. Mr. Lemus received an M.S. from the Massachusetts Institute of Technology Sloan School of Management in 1988 and a B.S. in Accounting from the University of Maryland in 1984. Mr. Lemus is also a certified public accountant licensed in the State of Maryland.

We believe that Mr. Lemus’ extensive accounting and financial background and business experience in the life sciences industry qualify him to serve on our Board.

Jaisim Shah has served as a director of our Company since September 2013. He has more than 25 years of global biopharma experience including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. Mr. Shah has served as the President and Chief Executive Officer and board member of Scilex Holding Company since its inception in March 2019. He has also served as the Chief Executive Officer and board member of Semnur Pharmaceuticals, Inc. since its inception in 2013. Prior to Semnur, Mr. Shah was a consultant to several businesses, including Sorrento Therapeutics, Inc., and was the Chief Business Officer of Elevation Pharmaceuticals, where Mr. Shah led a successful sale of Elevation to Sunovion in September 2012. Prior to Elevation, Mr. Shah was president of Zelos Therapeutics, where Mr. Shah focused on financing and business development. Prior to Zelos, Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech and PDL BioPharma where he completed numerous licensing/partnering and strategic transactions with pharmaceutical and biotech companies. Prior to PDL, Mr. Shah was at Bristol-Myers Squibb, most recently as Vice President of Global Marketing where he received the “President’s Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche in international marketing and was global business leader for corporate alliances with Genentech and Idec. Mr. Shah previously served as a director of Celularity Inc. from June 2017 to July 2021. Mr. Shah holds an M.A. in Economics from the University of Akron and an M.B.A. from Oklahoma University.

We believe that Mr. Shah’s extensive operational, executive and business development experience qualifies him to serve on our Board.

Yue Alexander Wu, Ph.D., has served as a director of our Company since August 2016. He is co-founder and CEO of Cothera Bioscience, Inc., a translation medicine and precision therapeutics company. He was previously President, Chief Executive Officer and Chief Strategy Officer of Crown Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006, until 2017. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a banker with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. (Nasdaq: CASI) since June 2013. Dr. Wu received his Ph.D. in Molecular Cell Biology and his MBA from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China.

We believe that Dr. Wu’s scientific background and business experience qualify him to serve on our Board.

Agreements with Directors

None of our directors was selected pursuant to any arrangement or understanding, other than compensation arrangements in the ordinary course of business.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is currently comprised of Ms. Czerepak, Messrs. Followwill and Lemus and Dr. Wu. Mr. Lemus serves as the Chairperson of the Audit Committee.

Our Board has determined that each of Ms. Czerepak and Mr. Lemus is an audit committee financial expert, as defined under applicable SEC rules, and that Ms. Czerepak, Messrs. Followwill and Lemus and Dr. Wu meet the background and financial sophistication requirements under the rules of The Nasdaq Stock Market LLC. In making these determinations, the Board made a qualitative assessment of each of Ms. Czerepak’s, Messrs. Followwill’s and Lemus’ and Dr. Wu’s level of knowledge and experience based on a number of factors, including each individual’s formal education and experience. Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee. The information under the heading “Board Independence” in Item 13 below is incorporated herein by reference.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders that was filed with the SEC on October 5, 2021.

Executive Officers

Our only executive officer as of March 11, 2022 is Dr. Ji. Dr. Ji’s age, positions and biography is discussed under the section “Board of Directors” above.

Family Relationships

There are no family relationships between or among any of our executive officers or directors.

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Code of Ethics

We have adopted the Sorrento Therapeutics, Inc. Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. The Code of Business Conduct and Ethics is available to stockholders on our Internet website at www.sorrentotherapeutics.com/investors/corporate-governance. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of our Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Internet website at investors.sorrentotherapeutics.com/corporate-governance/governance-overview and/or in our public filings with the SEC.

Delinquent Section 16(a) Reports

During the year ended December 31, 2021, Kim D. Janda, Ph.D., a member of our board of directors, filed one Form 4 late with respect to an option exercise and sale of shares effected on April 12, 2021 by Dr. Janda pursuant to a Rule 10b5-1 trading plan.

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

Role of Compensation Consultant

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. For 2021, through August 2021, the Compensation Committee re-engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, as its compensation consultant to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia pursuant to SEC rules and concluded that the work of Compensia has not raised any conflict of interest. In 2021, Compensia undertook the following projects for the Compensation Committee:

•
June 2021—Evaluated the compensation arrangements for the Company’s chief executive officer against a comparable group of similar life sciences companies and its own proprietary data; and
•
June 2021—Evaluated the compensation arrangements for the members of the Company’s Board of Directors against a comparable group of similar life sciences companies and its own proprietary data.

With respect to the salary increase for our chief executive officer to $1,000,000 that was retroactive to January 1, 2021 and the increase in his target bonus to 100%, each of which was approved by the Compensation Committee in June 2021, the comparable group of life sciences companies consisted of the following companies, determined to: (i) generally have similar revenues as us;

(ii) generally have similar market capitalization as us, (iii) generally have similar operating income as us, and (iv) generally have the same number of employees as us:

AbCellera Biologics Inc.	MacroGenics, Inc.

Acceleron Pharma Inc.	Mersana Therapeutics, Inc.

Allogene Therapeutics, Inc.	Mirati Therapeutics, Inc.

Arcus Biosciences, Inc.	Nektar Therapeutics

Arrowhead Pharmaceuticals, Inc.	Quidel Corporation

Dicerna Pharmaceuticals, Inc.	SpringWorks Therapeutics, Inc.

Fate Therapeutics, Inc.	Turning Point Therapeutics, Inc.

Heron Therapeutics, Inc.	Twist BioScience Corporation

ImmunityBio, Inc.	Vir Biotechnology, Inc.

ImmunoGen, Inc.	Xencor, Inc.

Inovio Pharmaceuticals, Inc.

In August 2021, the Compensation Committee engaged Prescient Healthcare Group (“Prescient”) as its compensation consultant. In August 2021, Prescient conducted a competitive landscapes and compensation structures analysis for the Compensation Committee, which included an executive compensation structure analysis for the Company’s chief executive officer, chief financial officer and non-employee directors.

With respect to the grant of an option to purchase 2,500,000 shares of our common stock to our chief executive officer in August 2021 and the salary increase for our chief executive officer to $1,500,000 that was retroactive to January 1, 2021 and approved by the Compensation Committee in December 2021, the comparable group of life sciences companies consisted of the following companies that have approved products or product candidates that are competitive with the Company’s products and product candidates:

Abbott Laboratories	Johnson & Johnson

AbbVie Inc.	Merck KGaA

Alexion Pharmaceuticals, Inc.	Merck Sharp & Dohme Corp.

Amgen Inc.	Moderna, Inc.

Arrowhead Pharmaceuticals, Inc.	Novartis AG

AstraZeneca PLC	Pfizer Inc.

Bayer AG	PTC Therapeutics, Inc.

BioHaven Pharmaceutical Holding Company Ltd.	Regeneron Pharmaceuticals, Inc.

Bristol-Myers Squibb Company	Roche Holding AG

Eli Lilly and Company	Sanofi

Gilead Sciences, Inc.	Takeda Pharmaceutical Company Limited

GlaxoSmithKline plc	Teva Pharmaceutical Industries Limited

Incyte Corporation

In 2021, Compensia and Prescient reviewed and advised the Compensation Committee on the matters described above.

In setting 2021 compensation, the Compensation Committee reviewed the competitive market analyses provided by Compensia in June 2021 and Prescient in August 2021 and compared each named executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.

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

The amended and restated employment agreement between us and Dr. Ji, dated May 9, 2017, provided for an annual base salary for Dr. Ji of $600,000, as may be adjusted from time to time. In May 2018, the Compensation Committee increased Dr. Ji’s annual base salary from $600,000 to $670,000 with retroactive effect to January 1, 2018. Dr. Ji’s salary was not adjusted, and remained $670,000, during 2019. In June 2020, after considering a competitive market analysis provided by Compensia in June 2020, the Compensation Committee increased Dr. Ji’s annual base salary to $700,000, with retroactive effect to January 1, 2020. In June 2021, after considering the competitive market analysis provided by Compensia in June 2021, the Compensation Committee increased Dr. Ji’s annual base salary to $1,000,000, with retroactive effect to January 1, 2021. Following discussions with Dr. Ji regarding his compensation in the second half of 2021, culminating in a process rooted in the findings of the Prescient competitive analysis of two key factors: (1) a detailed analysis of each member of the peer group’s pipeline of products in clinical trials (as defined from IND filing, Ph. I, Ph. II, Ph. III, up to and including an NDA filing), and (2) a detailed competitive compensation analysis of a peer group with similar pipeline dynamics, and after considering both the June 2021 competitive analysis from Compensia as well as the more expansive Prescient competitive analysis, in December 2021, the Compensation Committee increased Dr. Ji’s annual base salary to $1,500,000, with retroactive effect to January 1, 2021.

The offer letter between us and Najjam Asghar, our former Senior Vice President and Chief Financial Officer, dated April 24, 2019, provided for an annual base salary of $300,000, as could be adjusted from time to time. In October 2020, the Compensation Committee considered the competitive market analysis provided by Compensia in June 2020 and increased Mr. Asghar’s annual base salary to $400,000, retroactive to August 18, 2020, the effective date of his promotion to Senior Vice President and Chief Financial Officer. In March 2021, the Compensation Committee increased Mr. Asghar’s salary to $450,000, with retroactive effect to January 1, 2021. The main drivers that the Compensation Committee considered in setting Mr. Asghar’s salary increase were as follows: (1) the increase still fit comfortably within a reasonable range within the peer group in the June 2020 Compensia competitive analysis, and (2) the Compensation Committee considered the increase important for both motivational and retention purposes. Mr. Asghar passed away on January 6, 2022.

Variable Pay

We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved, and to be easy to understand and administer.

Bonuses

For 2021, Dr. Ji’s target annual bonus was equal to 100% of his annual salary, which the Compensation Committee set in June 2021 after considering the competitive market analysis provided by Compensia in June 2021. Our offer letter with Mr. Asghar provided that Mr. Asghar’s annual target bonus was equal to 30% of his annual salary, which the Compensation Committee increased to 40% in October 2020 after considering the competitive market analysis provided by Compensia in 2020 and Mr. Asghar’s promotion in August 2020. Mr. Asghar passed away on January 6, 2022.

As of the date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amount, if any, that will be awarded Dr. Ji for 2021. We expect the Compensation Committee to assess 2021 performance and determine the 2021 annual bonus awards for Dr. Ji in the second half of 2022. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2021 annual bonus amount within four business days after the Compensation Committee has assessed 2021 performance and determined the 2021 annual bonus awards for Dr. Ji.

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

In August 2021, the Compensation Committee determined to grant to Dr. Ji a long-term equity based incentive in the form of an option to purchase 2,500,000 shares of our common stock, 25% of which shares shall vest on August 30, 2022 and 1/48th of which shall vest monthly thereafter. The Compensation Committee considered the competitive market analysis provided by Prescient in August 2021 and other data in determining the number of options granted to Dr. Ji, and also considered the following: Dr. Ji, having taken on the additional role as the head of research and development, had driven a remarkable pipeline increase from five products in the clinic to 23 products in the clinic over the previous 18 month period, a major leap forward for the company, especially in light of our lean company size of roughly 500 employees. This significant increase in pipeline productivity was the main driver for this grant.

In March 2021, Mr. Asghar was granted long-term equity based incentives in the form of an option to purchase 100,000 shares of our common stock, 25% of which shares were to vest on March 16, 2022 and 1/48th of which were to vest monthly thereafter, and a restricted stock award with respect to 56,974 shares of our common stock that were to vest 1/4 annually from the date of grant. These grants were well within the Chief Financial Officer peer group analysis provided by Compensia and the Compensation Committee believed that they were important for ongoing motivational purposes, and for retention in an incredibly tight labor market. Mr. Asghar passed away on January 6, 2022, on which date the stock option and the restricted stock award terminated unvested.

CEO Performance Award

On August 7, 2020, the Compensation Committee approved a grant to Dr. Ji of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”) which was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of our common stock, which was equal to 10% of our outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30-calendar day trailing average (based on trading days). To meet the first market capitalization milestone, our current market capitalization must increase to $5.0 billion. For the next two milestones, our market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, our market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, our market capitalization must increase in additional $4.0 billion increments. For the final milestone, our market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, our market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of our common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. As of December 31, 2021, none of the CEO Performance Award was vested.

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

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2021 annual meeting of stockholders, held on November 15, 2021, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 63.3% of the votes cast in favor of the fiscal 2020 compensation of our named executive officers. In setting fiscal 2022 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2021 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer at any time during fiscal year 2021 and each person who served as our principal financial officer at any time during fiscal year 2021 (collectively, the “named executive officers”). We did not have any other executive officers during fiscal year 2021.

Name and Principal Position	Year	Salary($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total($)
Henry Ji, Ph.D.	2021	1,639,250	(4)	*	(5)	—	18,085,250		52,829	19,777,329
Chairman of the Board, Chief	2020	839,250	(6)	560,000		—	156,087,048	(7)	51,406	157,537,704
Executive Officer and President	2019	781,400		—		—	7,320,203		12,790	8,114,393
Najjam Asghar	2021	450,000		—		579,995	832,650		37,342	1,899,987
Former Senior Vice President and	2020	318,371		160,000		—	1,520,628		33,321	2,032,320
Chief Financial Officer(8)

(1)
These amounts represent the aggregate grant date fair value of restricted stock unit awards to the applicable named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by the applicable named executive officer. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.
(2)
These amounts represent the aggregate grant date fair value of awards for grants of options to purchase shares of our common stock and, for 2020, options to purchase shares of Scilex Holding Company, to the applicable named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by the applicable named executive officer. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.
(3)
Comprised of payments for executive disability benefits.
(4)
Comprised of $1,500,000 of salary paid by us and $139,250 of salary payable by Scilex Holding Company for Dr. Ji’s role as its Executive Chairperson, which Scilex Holding Company salary was approved by our stockholders at the annual meeting of our stockholders held on October 16, 2020.
(5)
Does not include for 2022 the amount of any annual bonus that may be awarded to Dr. Ji as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded Dr. Ji for 2021. See “Elements of Compensation-Variable Pay-2021 Bonuses” above for a discussion of the target bonus amount for Dr. Ji for fiscal year 2021. We expect the Compensation Committee to assess 2021 performance and determine the 2021 annual bonus award for Dr. Ji in the second half of 2022. Dr. Ji may also be entitled to receive a bonus from Scilex Holding Company in connection with his role as its Executive Chairperson; however, the amount of any such bonus has not yet been determined. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2021 annual bonus amounts within four business days after the Compensation Committee has assessed 2021 performance and determined the 2021 annual bonus awards for Dr. Ji.
(6)
Comprised of $700,000 of salary paid by us and $139,250 of salary payable by Scilex Holding Company for Dr. Ji’s role as its Executive Chairperson, which Scilex Holding Company salary was approved by our stockholders at the annual meeting of stockholders held on October 16, 2020. Excludes $301,750 of salary that would have been payable by Scilex Holding Company for Dr. Ji’s role as its Executive Chairperson, which amount was foregone by Dr. Ji as it was not approved by our stockholders at our 2021 annual meeting of stockholders held on November 15, 2021.
(7)
Includes $150,317,148 of grant date fair value attributable to the CEO Performance Award, which was approved by our stockholders at our 2020 Annual Meeting of Stockholders held on October 16, 2020. Excludes $6,510,980 of grant date fair value attributable to the option to purchase 7,844,554 shares of common stock of Scilex Holding Company that was foregone and relinquished by Dr. Ji as it was not approved by our stockholders at our 2021 annual meeting of our stockholders held on November 15, 2021.
(8)
Mr. Asghar was promoted to the role of Senior Vice President and Chief Financial Officer for the Company in August 2020. Mr. Asghar passed away on January 6, 2022.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2021

The following table shows for fiscal year 2021, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer	Grant Date	Date of Board/Compensation Committee Approval	All Other Stock Awards: Number of shares of stock or units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price Per Share ($ / Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Henry Ji, Ph.D.	8/30/2021	8/29/2021	—	2,500,000	8.86	18,085,250
Najjam Asghar(2)	3/16/2021	3/16/2021	—	100,000	10.18	832,650
	3/16/2021	3/16/2021	56,974	—	—	579,995

(1)
The amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of the stock option and restricted stock unit awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining the amounts are described in Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. With respect to options, our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.
(2)
Mr. Asghar passed away on January 6, 2022, on which date the stock option and the restricted stock award terminated unvested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2021. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2021:

	Option Awards								Stock Awards
Name	Option Grant Date		Date of Board/Compensation Committee Approval	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Henry Ji, Ph.D.	10/29/2013	(2)	10/29/2013	10/1/2013	101,000	—	8.40	10/29/2023	—	—
	10/7/2014	(2)	10/7/2014	10/7/2014	100,000	—	4.32	10/7/2024	—	—
	2/24/2015	(3)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025	—	—
	2/24/2015	(2)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025	—	—
	3/11/2016	(2)	3/11/2016	3/11/2016	100,000	—	5.79	3/11/2026	—	—
	8/12/2016	(2)	8/12/2016	8/12/2016	300,000	—	6.52	8/12/2026	—	—
	9/14/2017	(2)	9/14/2017	9/14/2017	750,000	—	1.80	9/14/2027	—	—
	5/17/2018	(2)	5/17/2018	5/17/2018	671,875	78,125	7.20	5/17/2028	—	—
	4/14/2019	(2)	4/19/2019	4/14/2019	1,000,000	500,000	3.78	4/14/2029	—	—
	8/14/2019	(2)(4)	6/6/2019	3/18/2019	2,073,948	942,704	1.16	6/6/2029	—	—
	6/15/2020	(2)	6/14/2020	6/15/2020	562,500	937,500	4.89	6/15/2030	—	—
	10/16/2020	(5)	8/7/2020	8/7/2020	—	24,935,882	17.30	8/7/2030	—	—
	8/30/2021	(2)	8/29/2021	8/30/2021	—	2,500,000	8.86	8/30/2031	—	—
Najjam Asghar(6)	11/29/2019	(2)	11/29/2019	11/29/2019	26,042	23,958	2.92	11/29/2029	—	—
	12/6/2019	(2)	12/6/2019	12/6/2019	25,000	25,000	3.52	12/6/2029	—	—
	6/15/2020	(2)	6/14/2020	6/15/2020	30,000	50,000	4.89	6/15/2020	—	—
	11/12/2020	(2)	10/23/2020	8/18/2020	40,000	80,000	6.10	11/12/2030	—	—
	12/21/2020	(2)(4)	12/21/2020	12/21/2020	187,500	562,500	1.16	12/21/2030	—	—
	3/16/2021	(2)	3/16/2021	3/16/2021	—	100,000	10.18	3/16/2031	—	—
	3/16/2021	(7)	3/16/2021	3/16/2021	—	—	—	—	56,974	264,929

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
(3)
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
(4)
Represents options granted by our subsidiary, Scilex Holding Company.
(5)
Reflects the CEO Performance Award, which is intended to compensate Dr. Ji over its 10-year maximum term and will vest only if certain pre-established market capitalization milestones are achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six-calendar month trailing average (based on trading days); and (2) a 30-calendar day trailing average (based on trading days). For the first tranche to vest, Sorrento’s market capitalization has to increase to $5 billion. For the next two tranches to vest, Sorrento must increase its market capitalization in additional $2 billion increments, then by increments of $3 billion for the three tranches after that, then by increments of $4 billion for the next three tranches and a final increment of $5 billion for the final tranche—up to a total market capitalization of $35 billion. For each tranche that is achieved, Dr. Ji will vest and earn the right to exercise the option for that number of shares of Sorrento common stock that corresponds to approximately 1% of Sorrento’s total outstanding shares, calculated as of August 6, 2020. The option, to the extent vested, will be exercisable until August 7, 2030 (ten years from the date of grant). The CEO Performance Award was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020. As of December 31, 2021, none of the CEO Performance Award was vested.
(6)
Mr. Asghar passed away on January 6, 2022.
(7)
1/4thof the shares subject to the restricted stock unit award were to vest on each one year anniversary of the grant date.

OPTION EXERCISES AND STOCK VESTED

The following table presents the number of shares of our common stock acquired upon the exercise of stock options by our named executive officers during 2021 and the aggregate value realized upon the exercise of stock options (calculated based on the difference between the closing price of our common stock on the date of exercise and the exercise price of the exercised stock option). No restricted stock unit awards held by any of our named executive officers vested during 2021.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Henry Ji, Ph.D.	1,000	$34,100

PENSION BENEFITS, NONQUALIFIED DEFINED CONTRIBUTION AND OTHER

NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during fiscal 2021. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

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

Pursuant to the Restated Agreement, we have the right to terminate Dr. Ji’s employment at any time with or without “cause” (as defined in the Restated Agreement). In addition, Dr. Ji may resign with or without “good reason” (as defined in the Restated Agreement) upon 30 days’ written notice to us. Under each such circumstance, Dr. Ji will be entitled to receive any accrued but unpaid base salary as of the date of termination or resignation, any expenses owed to him and any amount accrued and arising from his participation in, or vested benefits accrued under, any employee benefit plans, programs or arrangements, including any 401(k), profit sharing or pension plan (collectively, the “Termination Payments”).

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

Former Chief Financial Officer Change of Control Severance Agreement

On November 5, 2020, we entered into a Change of Control and Severance Agreement (the “Severance Agreement”) with Mr. Asghar. Pursuant to the Severance Agreement, if Mr. Asghar’s employment was terminated without “cause” or by Mr. Asghar for “good reason,” in either case during the period commencing three months prior to a Change of Control (as defined in the Severance Agreement) and ending 12 months after a Change of Control, then, subject to Mr. Asghar’s timely execution and non-revocation of a release in favor of us, Mr. Asghar would have been entitled to receive the following: (i) an amount equal to his then-current annual base salary, payable in a lump sum; (ii) an amount equal to his then-current target annual bonus, payable in a lump sum; (iii) 12 months of health insurance benefits for Mr. Asghar and for his eligible dependents who were covered under the Company’s health insurance plans as of the date his employment was terminated; and (iv) accelerated vesting of Mr. Asghar’s then-outstanding awards of equity compensation, with performance-criteria, if any, deemed satisfied at target. Mr. Asghar passed away on January 6, 2022 and this agreement is therefore no longer in effect.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2021 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers that were serving as such as of the end of December 31, 2021 in the event that a termination of employment occurred on December 31, 2021 (the last trading day of the year). The closing price of our common stock, as reported on the Nasdaq Capital Market, was $4.65 on December 31, 2021. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.

Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal Outside of Change of Control Window		By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal During Change of Control Window
Cash Payments	$1,639,250		$3,278,500
Continuation of Benefits	26,939		53,878
Value of Option Shares Accelerated	326,250	(1)	435,000	(2)
Total Cash Benefits and Payments	$1,992,439		$3,767,378

(1)
Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2021, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2021.
(2)
Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2021, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2021.

Najjam Asghar

	By Sorrento Without Cause or by Mr.Asghar for Good Reason During Change of Control Window
Cash Payments	$450,000
Continuation of Benefits	38,391
Value of Option Shares Accelerated	334,626	(1)	(2)
Total Cash Benefits and Payments	$823,017
(1)
Mr. Asghar passed away on January 6, 2022 and therefore neither of the scenarios in this table can occur after that date.
(2)
Consists of the value of 100% of the in-the-money stock options held by Mr. Asghar as of December 31, 2021, the vesting of which would be accelerated.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2021 for services to our company:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Dorman Followwill	123,000	1,808,525	—		1,931,525
Elizabeth A. Czerepak(2)	8,125	488,610	—		496,735
Kim D. Janda, Ph.D.	55,000	1,808,525	187,500	(3)	2,051,025
David Lemus	80,000	1,808,525	—		1,888,525
Jaisim Shah	55,000	1,808,525	579,280	(4)	2,442,805
Dr. Robin L. Smith(5)	48,125	1,808,525	—		1,856,650
Yue Alexander Wu, Ph.D.	100,000	1,808,525	—		1,908,525

(1)
These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2021, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2021. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2021, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Followwill—490,000; Ms. Czerepak—100,000; Dr. Janda—772,400; Mr. Lemus—490,000; Mr. Shah—795,000; and Dr. Wu—525,000.
(2)
Ms. Czerepak was elected to the Board effective November 15, 2021.
(3)
Consists of fees earned by Dr. Janda for non-employee consulting services provided to the Company.
(4)
Comprised solely of salary paid by Scilex Holding Company to Mr. Shah in connection with his service as President and Chief Executive Officer of Scilex Holding Company.
(5)
Dr. Smith’s service on the Board ceased when her term expired on November 15, 2021.

Outside Director Compensation Policy

Our outside director compensation policy in effect during 2021 provided that each non-executive director received a $55,000 annual cash retainer, with the amount being increased to $78,000 for any Lead Director and $100,000 for any Board chairman. Further, the chairperson of each of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer of $25,000. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional cash retainer of $10,000. In addition, each non-executive director was entitled to receive an annual grant of a stock option to purchase 250,000 shares of common stock, which vests monthly over a period of 48 months from the date of grant, subject to continued service through each vesting date. As a new director, Ms. Czerepak was granted an option to purchase

100,000 shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date. Additionally, we reimbursed each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

Effective January 1, 2022, our Compensation Committee approved an amendment and restatement of our outside director compensation policy (the “Amended Outside Director Compensation Policy”). Pursuant to the Amended Outside Director Compensation Policy, each non-executive director is entitled to receive a $82,500 annual cash retainer, with the amount being increased to $117,000 for any Lead Independent Director or any Board chairperson. Further, the chairperson of each of our Audit, Compensation and Corporate Governance and Nominating Committees is entitled to receive an additional annual cash retainer of $37,500. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees are entitled to receive an additional cash retainer of $15,000. In addition, each non-executive director will be entitled to receive an annual grant of a stock option to purchase 250,000 shares of common stock, which vests monthly over a period of 48 months from the date of grant, subject to continued service through each vesting date. Additionally, we will reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Followwill and Dr. Wu. Dr. Wu serves as the Chairperson of the Compensation Committee. During 2021, neither Mr. Followwill nor Dr. Wu was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S‑K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

Pay Ratio Disclosure

As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2021. We expect the Compensation Committee to assess 2021 performance and determine the 2021 annual bonus award and actual total compensation for our Chief Executive Officer in the second half of 2022. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2021 performance and determined the 2021 annual bonus awards and actual total compensation for our Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of February 28, 2022, with respect to the beneficial ownership of shares of our common stock by:

•
each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors, and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of February 28, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 342,335,102 shares of common stock outstanding as of February 28, 2022, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 29, 2022, which is 60 days after February 28, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	8,425,375	(1)	2.4%
Dorman Followwill, Lead Independent Director	278,588	(2)	*
Elizabeth A. Czerepak, Director	41,666	(3)	*
Dr. Kim Janda, Director	414,226	(4)	*
David Lemus, Director	276,458	(3)	*
Jaisim Shah, Director	694,091	(5)	*
Dr. Yue Alexander Wu, Director	316,458	(6)	*
All Current Officers and Directors as a Group (7 persons)	10,446,862	(7)	3.0%

5% Stockholders:
BlackRock, Inc.	21,775,865	(8)	6.4%

* Less than 1%.

(1)
Comprised of (i) 2,055,807 shares of common stock held directly, (ii) 2,271,693 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iii) 40,000 shares of common stock held directly by Dr. Ji’s wife, and (iv) 4,057,875 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.
(2)
Comprised of (i) 2,130 shares of common stock held directly, and (ii) 276,458 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022.
(3)
Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022.

(4)
Comprised of (i) 3,000 shares of common stock held directly, and (ii) 411,226 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022.
(5)
Comprised of (i) 112,633 shares of common stock held directly, and (ii) 581,458 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022.
(6)
Comprised of (i) 5,000 shares of common stock held directly, and (ii) 311,458 shares of common stock issuable pursuant to stock options exercisable within 60 days after February 28, 2022.
(7)
Comprised of shares included under “Named Executive Officers and Directors.”
(8)
BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A on February 7, 2022 reporting that it had sole voting power with respect to 21,089,575 shares of common stock and sole dispositive power with respect to 21,775,865 shares of common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2021. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,949,409	(1)	$6.19	35,375,026	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	25,949,409		$6.19	35,375,026

(1)
Includes 3,443,896 RSUs granted under our 2019 Plan for which there is no exercise price reflected in column (b).
(2)
Comprised of shares available for future issuance under the 2019 Stock Incentive Plan (the “2019 Plan”), the Amended and Restated 2009 Stock Incentive Plan, the 2020 Employee Stock Purchase Plan and the CEO Performance Award.

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

Transactions with Related Persons

The following is a description of transactions or series of transactions since January 1, 2021, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Item 11 of this Annual Report on Form 10-K.

Dr. Janda Consulting Agreement

On July 15, 2020, we entered into a consulting agreement with Kim Janda, Ph.D., a member of our Board, pursuant to which Dr. Janda will provide consulting and advisory services in exchange for (i) a one-time fee of $250,000, which is payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of our common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020. On October 8, 2021, we entered into an amendment to the consulting agreement with Dr. Kim whereby the one-time fee was increased to $301,091, payable through September 30, 2022.

ITOCHU Product Development Agreement

As of January 1, 2021, approximately 14.7% of the outstanding capital stock of our subsidiarity, Scilex Holding Company. represented a noncontrolling interest that was held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharmaceuticals Inc., a wholly-owned subsidiary of Scilex Holding Company, has entered into a product development agreement with ITOCHU CHEMICAL FRONTIER Corporation, which serves as the sole manufacturer and supplier to Scilex Pharmaceuticals Inc. for ZTlido® (lidocaine topical system 1.8%). Effective January 19, 2021, ITOCHU CHEMICAL FRONTIER Corporation no longer held any shares of outstanding capital stock of Scilex Holding Company. During the year ended December 31, 2021, Scilex Pharmaceuticals Inc. purchased approximately $5.7 million of inventory from ITOCHU CHEMICAL FRONTIER Corporation.

Pulsar Therapeutics, Inc. License Agreement

On May 13, 2020, we entered into a license agreement with Pulsar Therapeutics, Inc. (“Pulsar”), pursuant to which we licensed Pulsar’s nanoparticle technology for vaccine and antibody uses in exchange for a cash payment, certain royalties of net sales, a sublicense fee and an investment by us in Pulsar through the transfer of 1.0 million shares of our common stock in exchange for a 5.0% equity interest in Pulsar. As of the date of the investment, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, was a director and chairperson of the board of directors of Pulsar and owned approximately 45.0% of Pulsar’s outstanding shares, and Jaisim Shah, a member of our Board, owned approximately 5.0% of Pulsar’s outstanding shares.

Cytimm Therapeutics, Inc. Equity Interest

On May 15, 2020, we acquired a 50% equity interest in Cytimm Therapeutics, Inc. (“Cytimm”) in exchange for an investment of $2.5 million by us. As of the date of the acquisition, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, was a director, the chairperson of the board of directors and a stockholder of Cytimm.

Transactions with Deverra Therapeutics, Inc.

On December 7, 2021, we loaned Deverra Therapeutics, Inc. (“Deverra”) $1.0 million in consideration for the issuance of a promissory note by Deverra to us. The note accrues interest at a rate of 10% per year and matures on the date that is six months from the date of issuance. As of the date of the loan, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, was a director and the chairperson of the board of directors of Deverra, and Jaisim Shah, a member of our Board, was a director of Deverra.

Transactions with Aardvark Therapeutics, Inc.

In April 2021, we entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark Therapeutics, Inc. to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, we paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of our common stock. We also agreed to pay Aardvark (i) milestone payments upon the receipt of certain regulatory approvals, and (ii) milestone payments upon our achievement of certain commercial sales milestones. We will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by us. In May 2021, we paid $5.0 million in cash for 3,888,932 shares of Series B Preferred Stock of Aardvark. In July 2021, we paid consideration of $5.0 million in cash for an additional 3,888,932 shares of Series B Preferred Stock of Aardvark, resulting in an increase in our ownership interest in Aardvark to approximately 8%. Tien Lee, MD, a member of the board of directors of Scilex Holding Company, our majority owned subsidiary, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of our Board, is a member of the advisory board of Aardvark.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2020 by Ernst & Young LLP, our independent registered public accounting firm for each period. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31
	2021	2020
Audit Fees (1)	$2,011,222	$1,628,120
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,011,222	$1,628,120

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

2.7*

Agreement and Plan of Merger, dated April 2, 2021, by and among Sorrento Therapeutics, Inc., AT Merger Sub, Inc., ACEA Therapeutics, Inc. and Fortis Advisors, LLC, as representative of the shareholders of ACEA Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2021).

2.8*^

Agreement and Plan of Merger, dated January 14, 2022, by and among Sorrento Therapeutics, Inc., VH Merger Sub I, Inc., VH Merger Sub II, LLC, Virex Health, Inc. and Fortis Advisors LLC, as representative of the stockholders of Virex Health, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2022).

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

4.19	Description of Securities of Sorrento Therapeutics, Inc.

10.1±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

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

10.6

Form of Purchase Agreement, dated as of September 7, 2018, by and among Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2018).

10.7

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

10.9±	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.10^

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

10.11^†

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

10.12±	Outside Director Compensation Policy.

10.13±

Performance Stock Option Award Agreement, dated as of August 7, 2020, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.14±	Sorrento Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.15†

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

10.16

Stock Purchase Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 9, 2021).

10.17†^

Exclusive License Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.18±	Sorrento Therapeutics, Inc. 2021 Cash-Settled Stock Appreciation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.19±	Sorrento Therapeutics, Inc. Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.20^

Earn-Out Agreement, dated June 1, 2021, by and between Sorrento Therapeutics, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.21

Contract, dated August 15, 2018, by and between Hangzhou ACEA Pharmaceutical Research Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.22

Loan Agreement, dated January 6, 2018, by and between Zhejiang ACEA Pharmaceutical Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.23

Sorrento Gateway Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.24

First Amendment to Office Lease, dated September 14, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.25

Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4955 Directors Place) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.26

First Amendment to Office Lease, dated October 10, 2020, by and between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (4939 Directors Place) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.27

Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4939 Directors Place) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.28†

Amended and Restated Sales Agreement, dated as of December 3, 2021, by and among Sorrento Therapeutics, Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., H.C. Wainwright & Co., LLC and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021).

10.29

Amendment No. 1 to Amended and Restated Sales Agreement, dated as of December 23, 2021, by and among Sorrento Therapeutics, Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2021).

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) of the type that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

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

March 11, 2022	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D. Chairman of the Board of Directors, Chief Executive Officer, President & Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Henry Ji, Ph.D. as his or her attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Henry Ji, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer, President & Interim Chief Financial Officer	March 11, 2022
Henry Ji, Ph.D.	(Principal Executive Officer & Principal Financial Officer)

/s/ Dorman Followwill	Director	March 11, 2022
Dorman Followwill

/s/ Yue Alexander Wu	Director	March 11, 2022
Yue Alexander Wu, Ph.D.

/s/ Kim D. Janda, Ph.D.	Director	March 11, 2022
Kim D. Janda, Ph.D.

/s/ Jaisim Shah	Director	March 11, 2022
Jaisim Shah

/s/ David Lemus	Director	March 11, 2022
David Lemus

/s/Elizabeth A. Czerepak	Director	March 11, 2022
Elizabeth A. Czerepak

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sorrento Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Sorrento Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in the section, “Management’s Annual Report on Internal Control over Financial Reporting”. Management has identified that the Company did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result, certain of the Company’s control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities and leases did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in the Company’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 11, 2022, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2022 expressed an adverse opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has recurring negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of acquired intangible assets and contingent consideration liabilities recorded in connection with the ACEA Therapeutics, Inc. business combination

Description of the Matter

As disclosed in Note 7 of the consolidated financial statements, the Company completed the acquisition of ACEA Therapeutics, Inc. (“ACEA”) on June 1, 2021 for net consideration of approximately $166.2 million. The transaction was accounted for as a business combination. In connection with the acquisition, the Company recorded intangible assets consisting of in-process research and development of $190.8 million. The Company recognized a liability of $122.1 million on the acquisition date for consideration payable that is contingent upon achieving certain regulatory and sales-based milestones. The Company determines the fair value of these contingent consideration arrangements, both as part of the initial purchase price allocation and on an ongoing basis each reporting period, until the arrangements are settled. As of December 31, 2021, the amount recorded for future estimated contingent consideration related to the ACEA acquisition is $131.3 million.

Auditing the Company’s accounting for its acquisition of ACEA was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets and the recorded contingent consideration liabilities. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions including discount rates, revenue projections and estimated probabilities of successful commercialization. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

Our substantive audit procedures included, among others, involving our internal valuation specialists to assist us in evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we compared the significant assumptions to current industry, market and economic trends, to historical results of the Company's business and other guideline companies in the same industry and to other sources. Furthermore, we performed, among other procedures, independent comparative calculations to estimate certain significant assumptions and compared our estimates with those of the Company. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the acquired in-process research and development assets and contingent consideration liabilities recorded that would result from changes in the assumptions.

Scilex notes and valuation of embedded derivative liabilities

Description of the Matter

The carrying value of the Company’s Scilex notes was $101.2 million as of December 31, 2021. As discussed in Note 1 to the consolidated financial statements, the Company accounts for debt, such as the Scilex notes, as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument. The Company’s derivative liabilities were valued at $35.7 million as of December 31, 2021. The derivative liabilities consist of various embedded features in the Scilex notes. As discussed in Note 3 to the consolidated financial statements, the fair value of the embedded derivative liabilities was estimated using the discounted cash flow method under the income approach, combined with a Monte Carlo simulation model.

Auditing the carrying value of the Scilex notes was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the Company’s accounting for certain embedded features within the Scilex notes that are not derivative liabilities. Such embedded features include contractual increases in outstanding principal, contingent on the achievement of certain predetermined target sales thresholds over certain periods. Auditing the Company’s valuation of its embedded derivative liabilities was challenging because of the subjective auditor judgment necessary in evaluating the propriety of the complex valuation methodologies and significant assumptions used in estimating the fair value of such embedded derivative liabilities as of the balance sheet date. Such significant assumptions include a risk adjusted net sales forecast and an effective debt yield.

How We Addressed the Matter in Our Audit

Our substantive audit procedures included, among others, assessing the impact on the carrying value of embedded features within the Scilex notes that are not derivative liabilities and independently recalculating the carrying value of the Scilex notes in accordance with the terms of the arrangement. As it relates to the embedded derivative liabilities, we involved our internal valuation specialists to assist us in evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we performed independent comparative calculations to estimate a risk adjusted net sales forecast and effective debt yield and compared our estimates with the Company’s assumptions. Additionally, we searched for contrary evidence, including, for example, comparing the Company’s revenue projections within the valuation models to the historical financial results of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 11, 2022

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Sorrento Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows of Sorrento Therapeutics, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California

March 2, 2020

We began serving as the Company's auditor in 2016. In 2020 we became the predecessor auditor.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,
ASSETS	2021	2020
Current assets:
Cash and cash equivalents	$36,665	$56,464
Marketable investments	90,217	—
Accounts receivables, net	18,715	15,506
Inventory	8,106	1,831
Prepaid expenses	11,804	8,712
Other current assets	7,482	3,721
Total current assets	172,989	86,234
Property and equipment, net	41,325	31,861
Operating lease right-of-use assets	85,173	42,052
Intangibles, net	259,705	73,675
Goodwill	79,525	43,554
Equity investments	51,271	256,397
Other assets, net	4,830	2,049
Total assets	$694,818	$535,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,414	$24,706
Accrued payroll and related benefits	21,503	20,859
Accrued expenses	37,975	19,198
Current portion of deferred revenue	1,108	4,485
Current portion of operating lease liabilities	11,539	3,626
Current portion of contingent consideration	7,934	398
Current portion of debt	31,980	23,208
Total current liabilities	139,453	96,480
Long-term debt, net of discount	110,627	92,258
Deferred tax liabilities, net	2,426	6,918
Deferred revenue	118,942	113,185
Derivative liabilities	35,700	35,400
Operating lease liabilities	83,431	50,301
Contingent consideration	124,349	549
Other long-term liabilities	1,761	—
Total liabilities	$616,689	$395,091
Commitments and contingencies (Note 11)
Equity:
Sorrento Therapeutics, Inc. equity
Common stock, $0.0001 par value; 750,000,000 shares authorized and 314,573,225 and 275,285,582 shares issued and outstanding at December 31, 2021 and 2020, respectively	32	28
Additional paid-in capital	1,513,758	1,172,346
Accumulated other comprehensive income	1,026	520
Accumulated deficit	(1,386,604)	(958,279)
Treasury stock, 7,568,182 shares at cost at December 31, 2021 and 2020	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity	78,748	165,151
Noncontrolling interests	(619)	(24,420)
Total equity	78,129	140,731
Total liabilities and equity	$694,818	$535,822

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except for per share amounts)

	2021	2020	2019
Revenue:
Net product revenues	$28,735	$26,628	$21,974
Service revenues	24,169	13,358	9,458
Total revenues	52,904	39,986	31,432
Operating costs and expenses:
Cost of product sold	3,851	2,149	5,933
Cost of services	9,180	7,791	6,304
Research and development	206,922	111,340	106,879
Acquired in-process research and development	24,208	42,992	75,301
Selling, general and administrative	196,856	116,179	103,557
Intangible amortization	4,140	4,053	3,941
Loss (gain) on contingent consideration	9,198	—	(11,090)
Total operating costs and expenses	454,355	284,504	290,825
Loss from operations	(401,451)	(244,518)	(259,393)
(Loss) gain on derivative liabilities	(300)	6,600	(36,792)
Loss on marketable investments	(15,013)	—	—
Loss on debt extinguishment	(6,695)	(51,939)	(27,810)
(Loss) gain on foreign currency exchange	(973)	812	(330)
Scilex Notes principal increase	(28,000)	—	—
Interest expense, net	(10,224)	(20,157)	(35,048)
Other income gain (loss)	128	(1,378)	(203)
Loss before income tax	(462,528)	(310,580)	(359,576)
Income tax benefit	(33,516)	(2,014)	(473)
Loss on equity method investments	(126)	(5,844)	(3,909)
Net loss	(429,138)	(314,410)	(363,012)
Net loss attributable to noncontrolling interests	(813)	(15,949)	(70,944)
Net loss attributable to Sorrento	$(428,325)	$(298,461)	$(292,068)
Net loss per share - basic per share attributable to Sorrento	$(1.45)	$(1.30)	$(2.20)
Net loss per share - diluted per share attributable to Sorrento	$(1.45)	$(1.30)	$(2.35)
Weighted-average shares outstanding during period - basic shares attributable to Sorrento	294,774	229,823	132,732
Weighted-average shares outstanding during period - diluted shares attributable to Sorrento	294,774	229,823	140,514

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net loss	$(429,138)	$(314,410)	$(363,012)
Other comprehensive income (loss):
Foreign currency translation adjustments	506	790	(285)
Total other comprehensive income (loss)	506	790	(285)
Comprehensive loss	(428,632)	(313,620)	(363,297)
Comprehensive loss attributable to noncontrolling interests	(813)	(15,949)	(70,944)
Comprehensive loss attributable to Sorrento	$(427,819)	$(297,671)	$(292,353)

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2018	122,281	13	7,568	(49,464)	626,658	15	(367,750)	(1,972)	207,500
Issuance of common stock upon exercise of stock options	268	—	—	—	492	—	—	—	492
Issuance of common stock upon exercise of warrants	3,128	—	—	—	8,359	—	—	—	8,359
Issuance of common stock for public placement, net	259	—	—	—	990	—	—	—	990
Equity contribution related to Semnur acquisition	—	—	—	—	27,991	—	—	26,600	54,591
Stock-based compensation	—	—	—	—	12,648	—	—	—	12,648
Issuance of 2019 Warrants	—	—	—	—	4,288	—	—	—	4,288
Issuance of December 2019 Warrants	—	—	—	—	6,010	—	—	—	6,010
2019 Public Offering of common stock and warrants, net of issuance costs	8,333	1	—	—	23,322	—	—	—	23,323
2019 Registered Direct Offering, net of issuance costs	10,870	1	—	—	23,384	—	—	—	23,385
Issuance of common stock through conversion of convertible notes	22,660	3	—	—	53,980	—	—	—	53,983
Adjustment to noncontrolling interests	—	—	—	—	—	—	—	484	484
Foreign currency translation adjustment	—	—	—	—	—	(285)	—	—	(285)
Net loss	—	—	—	—	—	—	(292,068)	(70,944)	(363,012)
Balance, December 31, 2019	167,799	18	7,568	(49,464)	788,122	(270)	(659,818)	(45,832)	32,756
Issuance of common stock upon exercise of stock options	1,339	—	—	—	5,578	—	—	—	5,578
Issuance of common stock upon exercise of warrants	33,091	3	—	—	92,770	—	—	—	92,773
Issuance of common stock for equity offerings	69,228	7	—	—	317,858	—	—	—	317,865
Equity issued for SmartPharm acquisition	1,832	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	1,997	—	—	—	9,544	—	—	—	9,544
Changes to noncontrolling interests	—	—	—	—	(92,366)	—	—	37,361	(55,005)
Stock-based compensation		—	—	—	31,419	—	—	—	31,419
Foreign currency translation adjustment		—	—	—	—	790	—	—	790
Net loss		—	—	—	—	—	(298,461)	(15,949)	(314,410)
Balance, December 31, 2020	275,286	28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	1,603	—	—	—	10,218	—		—	10,218
Issuance of common stock upon exercise of warrants	2,550	1	—	—	9,049				9,050
Issuance of common stock for equity offerings	25,483	2	—	—	201,824	—	—	—	201,826
Equity issued for the acquisition of ACEA Therapeutics, Inc.	5,519	—	—	—	42,168				42,168
Other acquisitions, license agreements and investments paid in equity	1,565	1	—	—	13,689	—	—	—	13,690
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Other changes to noncontrolling interests	—	—	—	—	—	—	—	651	651
Stock-based compensation	—	—	—	—	88,427	—	—	—	88,427
Foreign currency translation adjustment	—	—	—	—	—	506	—	—	506
Net loss	—	—	—	—	—	—	(428,325)	(813)	(429,138)
Balance, December 31, 2021	314,573	32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except for share amounts)

	2021	2020	2019
Operating activities:
Net loss	$(429,138)	$(314,410)	$(363,012)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12,462	11,007	10,989
Non-cash interest expense and amortization of debt issuance costs	9,162	12,897	22,526
Scilex Notes principal increase	28,000	—	—
Payment on Scilex Notes attributed to accreted interest related to the debt discount	(13,172)	—	—
Non-cash operating lease cost	3,855	3,702	4,053
Stock-based compensation	90,188	31,419	12,648
Acquired in-process research and development	24,208	42,992	75,301
Loss on debt extinguishment, net	6,695	51,939	27,810
Loss (gain) loss on derivative liability	300	(6,600)	36,792
Loss on marketable investments	15,013	—	—
Loss on equity method investments	126	5,844	3,909
Loss (gain) on contingent liabilities and acquisition consideration payable	9,198	—	(11,090)
Deferred income taxes	(35,927)	(2,125)	(373)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(2,957)	(1,051)	(10,622)
Accrued payroll	(111)	4,945	5,678
Prepaid expenses and other current assets	(12,019)	6,445	(314)
Accounts payable	(3,878)	(3,677)	10,221
Accrued expenses and other liabilities	20,747	(1,188)	4,061
Deferred revenue	(1,024)	(362)	(945)
Other	(3,549)	(1,313)	(628)
Net cash used for operating activities	(281,821)	(159,536)	(172,996)
Investing activities:
Proceeds from sale of marketable investments	124,767	—	—
Purchases of property and equipment	(8,871)	(6,528)	(11,442)
Purchase of assets related to Semnur, net of cash acquired	—	—	(17,040)
ACEA acquisition consideration paid in cash, net of cash acquired	(754)	—	—
Other acquisitions and investments consideration paid in cash	(35,295)	(33,395)	(9,691)
Net cash provided by (used for) investing activities	79,847	(39,923)	(38,173)
Financing activities:
Proceeds from equity offerings, net of issuance costs	201,825	317,865	47,697
Proceeds from exercises of stock options and warrants	15,420	98,351	8,851
Proceeds from Oaktree Term Loans, net of issuance costs	—	—	17,411
Proceeds from short-term debt and working capital funding arrangements, net of issuance costs	49,743	18,587	8,000
Payments of debt and other obligations	(85,656)	(205,564)	(3,074)
Payments related to Semnur Share Exchange	—	(55,000)	—
Net cash provided by financing activities	181,332	174,239	78,885
Net change in cash, cash equivalents and restricted cash	(20,642)	(25,220)	(132,284)
Net effect of exchange rate changes on cash	843	915	(277)
Cash, cash equivalents and restricted cash at beginning of period	56,464	80,769	213,330
Cash, cash equivalents and restricted cash at end of period	$36,665	$56,464	$80,769
Supplemental disclosures:
Cash paid during the period for:
Income taxes	1,200	0	13
Interest	1,060	3,419	12,738
Supplemental disclosures of non-cash investing and financing activities:
SmartPharm acquisition consideration paid in equity	—	19,421	—
Semnur acquisition consideration paid in equity	—	—	54,591
Semnur acquisition costs incurred but not paid	—	—	601
Scilex Notes principal increase	28,000	—	—
ACEA acquisition consideration paid in equity	42,168	—	—
Right-of-use assets obtained in exchange for new and amended operating lease liabilities	49,459	1,878	6,777
Other acquisitions, license agreements and investments consideration paid in equity	13,689	9,544	—
Changes to noncontrolling interests from increased ownership in Scilex Holding	23,963	—	—
Conversion of convertible notes	—	—	53,983
Other loan forgiveness	7,304	—	—
Property and equipment costs incurred but not paid	1,253	600	849
Reconciliation of cash, cash equivalents and restricted cash within the Company's consolidated balance sheets:
Cash and cash equivalents	36,665	56,464	22,521
Restricted cash	—	—	58,248
Cash, cash equivalents, and restricted cash	$36,665	$56,464	$80,769

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical and commercial stage biopharmaceutical company developing new therapies to treat cancer, pain (non-opioid treatments), autoimmune disease and COVID-19. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its extensive immuno-oncology platforms, including key assets such as fully human antibodies (“G-MAB™ library”), immuno-cellular therapies (“DAR-T™”), antibody-drug conjugates (“ADCs”), and oncolytic virus (“Seprehvec™”). The Company is also developing potential antiviral therapies and vaccines against coronaviruses, including Abivertinib, COVI-AMG™, COVISHIELD™, COVI-MSC™ and COVIDROPS™; and diagnostic test solutions, including COVITRACK™ and COVISTIX™.

The Company’s commitment to life-enhancing therapies for patients is also demonstrated by its effort to advance a first-in-class (TRPV1 agonist) non-opioid pain management small molecule, resiniferatoxin (“RTX”), and SP-102 (10 mg, dexamethasone sodium phosphate viscous gel) (SEMDEXA™), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, and to commercialize ZTlido® (lidocaine topical system) 1.8% for the treatment of post-herpetic neuralgia (PHN). RTX has been cleared for a Phase II trial for intractable pain associated with cancer and a Phase II trial in osteoarthritis patients. SEMDEXA announced highly statistically significant positive top-line results from its Phase III Pivotal Trial C.L.E.A.R Program for its novel, non-opioid product for the treatment of lumbosacral radicular pain (sciatica). ZTlido® was approved by the FDA on February 28, 2018.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company`s subsidiaries. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in two operating and reportable segments, Sorrento Therapeutics and Scilex. The Sorrento Therapeutics segment is organized around the Company’s immuno-oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. See Note 14.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

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

Inventory

The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company considers the need for allowances for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for inventory on hand. As of December 31, 2021, net inventory was $8.1 million, comprised of $4.7 million of finished goods and $3.3 million of raw materials and supplies. Net inventory as of December 31, 2020 was $1.8 million, primarily comprised of finished goods.

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

Contingent Consideration

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with applicable milestones, discount rates and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the consolidated statement of operations. Contingent consideration arrangements assumed in an asset acquisition will be measured and accrued when such contingency is resolved.

Acquired In-Process Research and Development

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed at the reporting unit level for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. During its goodwill impairment review, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test. The Company performed its annual assessment for goodwill impairment at the Sorrento Therapeutics and Scilex reporting unit levels in the fourth quarter of 2021, noting no indication of impairment. There were no triggering events indicating the potential for impairment through December 31, 2021.

The Company evaluates its long-lived and intangible assets with definite lives, such as property and equipment, acquired technology, customer relationships, patent and license rights, for impairment by considering the expected use of the assets and the effects of obsolescence, demand, anticipated technological advances, market influences and other economic factors. The factors that drive the estimate of useful life are often uncertain and are reviewed on a periodic basis or when events occur that warrant review. Recoverability is measured by comparison of the assets’ net book value to future net undiscounted cash flows that the assets are expected to generate.

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

Investments in Other Entities

The Company holds a portfolio of investments in equity securities. Investments in entities over which the Company has significant influence, but not a controlling interest, are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity method investments. The Company’s other equity investments non-marketable securities are carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investments in marketable equity securities are measured at fair value.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2021, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities that are scheduled to reverse against the Company's deferred tax assets.

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

Revenue Recognition

The Company`s revenues are generated from product sales, the sale of customized reagents and other materials, contract manufacturing services, and other service revenues.

The following table shows revenue disaggregated by product and service type for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Scilex Pharmaceuticals Inc. product sales	$28,546	$26,331	$21,033
Other product revenue	189	297	941
Net product revenue	$28,735	$26,628	$21,974
Concortis Biosystems Corporation	15,599	7,730	6,520
Bioserv Corporation	4,672	4,976	2,450
Other service revenue	3,898	652	488
Service revenue	$24,169	$13,358	$9,458

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

Scilex Product Sales

Revenues from product sales is fully comprised of sales of ZTlido. The Company's performance obligation with respect to sales of ZTlido is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2021 was not material. Sales of ZTlido are generated within the United States. Substantially all of the Company’s product revenue and accounts receivable result from a sole customer.

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

Concortis Biosystems Corporation (“Concortis”)

Contract manufacturing revenue associated with sales of customized reagents related to delivering proprietary cytotoxins, linkers and linker-toxins is recognized at a point in time upon the transfer of control, which is generally upon shipment given the short contract terms of two months or less generally. Revenue associated with contract development and manufacturing of highly customized ADC services related to providing synthetic expertise to antibodies provided by customers is recognized over time as the service and related deliverables are highly customized and unique to each customer’s needs, which does not have alternative use to the Company. The Company also has an enforceable right to the payment for the ADC services completed to date. In recognizing the revenue over time, the Company measures its progress using an input method based on the effort it expends toward the satisfaction of its performance obligations. The Company estimates the amount of effort it expends including the time it will take the Company to complete the activities relative to the estimated total effort to satisfy each performance obligation. This approach requires the Company to make estimates and use judgement. If the Company’s estimates or judgements change over the course of the contract, they may affect the timing and amount of revenue that the Company recognizes in the current and future periods.

As of December 31, 2021, the estimated revenue expected to be recognized for future performance obligations associated with contract development and manufacturing services was approximately $0.2 million.

Bioserv Corporation (“Bioserv”)

Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term, which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company.

As of December 31, 2021 and 2020, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was approximately $0.1 million and $3.4 million, respectively.

Other Service Revenue

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license to the Company’s intellectual property is bundled with other promises that are not distinct, the Company assesses the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company recorded the non-refundable, up-front license fee under current license agreements as deferred revenue upon receipt of the payment as it is determined not distinct from the ongoing performance obligation. License revenue is recognized over the term when the ongoing performance obligation is satisfied.

As of December 31, 2021, future performance obligations for license revenues relate to the ImmuneOncia Therapeutics, LLC (“ImmuneOncia”) and NantCell, Inc. (“NantCell”) license agreements.

The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2021, was approximately $7.0 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.

As of December 31, 2021 and 2020, the NantCell license agreement, effective April 21, 2015, represented $110.0 million of contract liabilities reflected in long-term deferred revenue. See Note 7 for additional information regarding the remaining performance obligation for the agreement.

In November 2020, the Company was awarded a contract with the Defense Advanced Research Projects Agency (“DARPA Contract”) and co-funded by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, to develop a rapid countermeasure to COVID-19 using gene-encoded neutralizing antibodies. The contract provides funding of up to $34.0 million for the development through Phase II clinical studies of a gene-encoded antibody that could enable rapid protection from and/or treatment of SARS-CoV-2 infection and COVID-19. The Company recognized $2.8 million and $0.2 million in grant revenue associated with the DARPA Contract during the years ended December 31, 2021 and 2020, respectively, which is included within other service revenue.

Stock-Based Compensation

The Company estimates the fair value of stock option awards and its Employee Stock Purchase Plan (“ESPP”) on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected term and expected volatility. Stock-based compensation expense is recognized on a straight-line basis, net of actual forfeitures in the period. The Company estimated the CEO Performance Award (as defined in Note 10) on the grant date using Monte Carlo simulations. Key assumptions for estimating the performance-based awards fair value at the date of grant included, volatility of the Company’s common stock price, post-vesting exercise behavior, and the derived service period. Recognition of stock-based compensation expense of all the tranches commenced on the date of grant, as the probability of meeting the ten market capitalization milestones is not considered in determining the timing of expense recognition. The expense will be recognized ratably over the expected vesting period of each respective tranche.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is evaluating the impact the standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments in this update are effective for interim and annual periods for the Company beginning after December 15, 2020. The Company adopted the standard on January 1, 2021. The adoption of the standard had no impact on its consolidated financial statements.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,665	$36,665	$—	$—
Marketable investments	90,217	2,560		87,657
Total assets	$126,882	$39,225	$—	$87,657
Liabilities:
Derivative liabilities - non-current	$35,700	$—	$—	$35,700
Contingent consideration	7,934	—	—	$7,934
Contingent consideration - non-current	124,349	—	—	124,349
Total liabilities	$167,983	$—	$—	$167,983

	Fair Value Measurements at December 31, 2020
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$56,464	$56,464	$—	$—
Total assets	$56,464	$56,464	$—	$—
Liabilities:
Derivative liabilities - non-current	$35,400	$—	$—	$35,400
Contingent consideration	398	—	—	398
Contingent consideration, non-current	549	—	—	549
Total liabilities	$36,347	$—	$—	$36,347

Marketable Investments

As further discussed in Note 5, the Company holds 20,422,124 shares of Celularity Inc. (“Celularity”) Class A Common Stock of which 19,922,124 shares with a value of approximately $87.7 million as of December 31, 2021 are subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period, and the shares subject to transfer restriction are adjusted for a discount for lack of marketability. As of December 31, 2021, the discount for lack of marketability was determined using a Monte Carlo simulation model resulting in an implied discount for lack of marketability of 14.0%.

Contingent Consideration

In connection with the acquisition of ACEA Therapeutics, Inc. (“ACEA”) as further discussed in Note 7, the Company preliminarily recorded estimated contingent consideration of $122.1 million as of the acquisition date of June 1, 2021. The Company assessed the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement include revenue projections, estimated probabilities of successful commercialization and a discount rate of 14.4% and 15.0% as of June 1, 2021 and December 31, 2021, respectively. As further discussed in Note 7, the Indebtedness Shares (as defined in Note 7) were subject to a true-up, as set forth in the ACEA Merger Agreement (as defined in Note 7), if the price at which such shares were issued was greater than the closing price of the Company’s common stock on the date that was six months after June 1, 2021 (“Put Option”). The Company assessed the fair value of the Put Option using a Black-Scholes model and Level 3 assumptions. The Company recorded a total fair value of $8.9 million and $7.5 million associated with the Put Option as of June 1, 2021 and December 31, 2021, respectively. The Put Option is included within the current portion of the contingent consideration and acquisition consideration payable. During the year ended December 31, 2021, the Company recorded a loss of $9.2 million related to the change in fair value of the contingent consideration.

There were no changes to the fair value of contingent consideration during the year ended December 31, 2020.

During the year ended December 31, 2019, the fair value remeasurement adjustments related to the Company’s acquisitions resulted in a decrease to the contingent consideration liabilities by $0.7 million. The Company also recorded a $10.4 million gain related to the settlement of the acquisition consideration payable associated with the acquisition of Virttu Biologics Limited in 2017.

The following table includes a summary of the changes to contingent consideration liabilities during the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Fair Value
Balance at December 31, 2018	$12,037
Re-measurement of Fair Value	(736)
Settlements of contingent consideration	(10,354)
Balance at December 31, 2019	$947
Re-measurement of Fair Value	—
Settlements of contingent consideration	—
Balance at December 31, 2020	$947
Re-measurement of Fair Value	9,198
Contingent consideration related to the acquisition of ACEA Therapeutics, Inc.	122,139
Balance at December 31, 2021	$132,284

Derivative liabilities

The Company recorded a loss on derivative liabilities of $0.3 million during the year ended December 31, 2021, which related to the compound derivative liabilities associated with the Scilex Notes (as defined in Note 8). The Company recorded a gain on derivative liabilities of $6.6 million and a loss on derivative liabilities of $36.8 million for the years ended December 31, 2020 and 2019, respectively, which related to the compound derivative liabilities associated with the Term Loans (as defined in Note 8) and the Scilex Notes. The compound derivative liabilities consist of the fair value of various embedded features as further described in Note 8. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involves significant Level 3 inputs and assumptions.

The key assumptions for the Scilex Notes for the year ended December 31, 2021 included a 6.2% risk-adjusted net sales forecast and an effective debt yield of 15.0%. The key assumptions for the Scilex Notes for the year ended December 31, 2020 included a 7% risk-adjusted net sales forecast, an effective debt yield of 15% and an estimated probability of 100% of not obtaining marketing approval before March 31, 2021. The key assumptions for the Scilex Notes for the year ended December 31, 2019 included an 8% risk adjusted net sales forecast, an effective debt yield of 19.7% and estimated probabilities of 55% and 100% of not obtaining marketing approval before July 1, 2023 and March 31, 2021, respectively, and an estimated high probability of a Scilex Holding IPO that satisfies certain valuation thresholds.

As further discussed in Note 8, the Term Loans, which include the Early Conditional Loan, were paid in full as of December 31, 2020 and the associated derivative liabilities were relieved. Significant Level 3 inputs and assumptions for derivative liabilities associated with the Term Loans primarily included the estimated probabilities of satisfying certain commercial and financial milestones estimated using a with and without discounted cash flow approach.

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

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Fair Value
Balance at December 31, 2018	$—
Additions	6,996
Re-measurement of Fair Value	36,804
Balance at December 31, 2019	$43,800
Additions	8,800
Re-measurement of Fair Value	(17,200)
Balance at December 31, 2020	$35,400
Re-measurement of Fair Value	300
Balance at December 31, 2021	$35,700

4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$1,709	$1,349
Office equipment	3,525	280
Capitalized software	98	0
Machinery and lab equipment	56,076	41,919
Leasehold improvements	15,529	14,295
Construction in progress	7,878	4,031
	84,815	61,874
Less accumulated depreciation	(43,490)	(30,013)
	$41,325	$31,861

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $8.3 million, $7.0 million and $7.0 million, respectively.

5. Investments

The Company’s investments include investments accounted for as equity method investments, equity investments without readily determinable fair value and equity investments with readily determinable fair value. As of December 31, 2021, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. (“Deverra”) and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc. (“NantBioScience”), Aardvark Therapeutics, Inc. (“Aardvark”) and Elsie Biotechnologies, Inc. (“Elsie”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

The Company recorded no impairment loss for the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded an impairment loss of approximately $3.8 million related to an equity method investment for which the Company determined the investment’s value is no longer supportable. The loss is included within loss on equity method investments in the Company’s consolidated statement of operations.

Celularity

On July 16, 2021, Celularity (“Pre-Merger Celularity”), a company of which the Company held an equity interest, completed its previously announced merger with GX Acquisition Corp. (the “Celularity Merger”). Following the completion of the Celularity Merger, the combined, publicly traded company formerly known as GX Acquisition Corp. was renamed Celularity Inc. and its Class

A common stock commenced trading on the Nasdaq Capital Market on July 19, 2021 under the ticker “CELU”. In connection with the Celularity Merger, all outstanding shares of Series A Preferred Stock of Pre-Merger Celularity were converted into shares of Pre-Merger Celularity common stock and then each share of Pre-Merger Celularity common stock was converted into the right to receive shares of Class A common stock of the post-merger company. The Company received 19,922,124 shares of Class A common stock of the post-merger company in the Celularity Merger. The Company also purchased an aggregate of 500,000 shares of Class A common stock of Celularity for an aggregate purchase price of $5,000,000 in a private placement transaction that closed on July 16, 2021 concurrently with the closing of the Celularity Merger (the “Private Placement Shares”). Dr. Henry Ji, the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, each served on the board of directors of Pre-Merger Celularity from June 2017 until the closing of the Celularity Merger in July 2021. Dr. Robin L. Smith, who served as a member of the Company’s Board of Directors from December 2019 through November 15, 2021, served on the board of directors of Pre-Merger Celularity from August 2019 until the closing of the Celularity Merger in July 2021 and has served on the board of directors of Celularity since the closing of the Celularity Merger in July 2021.

The Company’s investment in Celularity has historically been included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value of $125.0 million before the trading commencement date. As of the trading commencement date, the Company accounts for its investment in Celularity as an equity security with a readily determinable fair value. As of December 31, 2021, the Company owned 20,422,124 shares of Class A common stock of Celularity. 19,922,124 shares of the Class A Common Stock of Celularity held by the Company are subject to transfer restrictions until the earliest to occur of (i) 365 days after July 16, 2021; (ii) the first day after the date on which the closing price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after July 16, 2021; or (iii) the date on which Celularity completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Celularity’s public shareholders having the right to exchange their Class A Common Stock for cash, securities or other property, subject to certain exceptions (the “Restricted Shares”).

In connection with the change in fair value of the Restricted Shares, the Company recorded an unrealized loss on equity investment of $37.3 million during the year ended December 31, 2021. The Company has reclassified its investment in Celularity associated with the Restricted Shares to marketable investments under current assets within its consolidated balance sheets. The investment in Celularity associated with the Restricted Shares is classified as a current asset because the investment can be liquidated to finance the Company’s current operations once the transfer restrictions are lifted, which will occur before December 31, 2022. In connection with the change in fair value of the Private Placement Shares, the Company recorded an unrealized loss of $2.4 million on marketable investments during the year ended December 31, 2021. The Company classifies its investment in Celularity associated with the Private Placement Shares as marketable investments within its consolidated balance sheets. The investment in Celularity associated with the Private Placement Shares is classified as a current asset because the investment can be liquidated to finance the Company’s current operations.

ImmunityBio

On March 9, 2021, NantKwest, Inc. and ImmunityBio (formerly known as NantCell, Inc.) completed their previously announced 100% stock-for-stock merger (the “ImmunityBio Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market on March 10, 2021 under the new ticker, “IBRX”. The former stockholders of ImmunityBio were entitled to receive 0.8190 shares of common stock of the combined company for each outstanding share of ImmunityBio common stock held immediately prior to the ImmunityBio Merger. Prior to the closing of the ImmunityBio Merger, the Company owned 10,000,000 shares of common stock of ImmunityBio, and the Company therefore received 8,190,000 shares of common stock of the post-merger company.

Prior to the ImmunityBio Merger, the Company’s investment in ImmunityBio was historically included as an equity investment in its consolidated balance sheets and accounted for as an equity security without a readily determinable fair value. As of the completion of the ImmunityBio Merger, the Company accounted for its investment in ImmunityBio as an equity investment with a readily determinable fair value and reclassified its investment in ImmunityBio to marketable investments within its consolidated balance sheets. The investment in ImmunityBio was classified as a current asset because the investment was liquidated to finance the Company’s current operations. In connection with the disposal of its investment in ImmunityBio, the Company recorded a realized gain on marketable investments of $24.1 million during the year ended December 31, 2021. The Company sold 8,190,000 shares of ImmunityBio common stock during the year ended December 31, 2021 for net proceeds to the Company of $124.0 million. The Company had no remaining shares of ImmunityBio common stock as of December 31, 2021.

Aardvark

During the year ended December 31, 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Tien Lee, MD, a member of the board of directors of Scilex Holding Company (“Scilex Holding”), a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Board of Directors of the Company, is a member of the advisory board of Aardvark.

Deverra

During the year ended December 31, 2021, the Company paid approximately $10.2 million in consideration for an aggregate of 5,622,703 shares of common stock of Deverra, a development-stage, biotechnology company focused on developing cellular immunotherapy programs. The Company’s payment consisted of (i) the cancellation of certain promissory notes issued by Deverra to the Company with an aggregate principal amount of $6.0 million and unpaid accrued interest of approximately $0.1 million and (ii) a cash payment of $4.1 million. In addition, on December 7, 2021, the Company loaned Deverra an aggregate of $1.0 million in consideration of a promissory note, which matures six months from the date of issuance. The Company initially agreed to make additional investments in Deverra, but the Company and Deverra subsequently terminated the Company’s obligation to make such additional investments. The Company has determined that its investment in Deverra’s common stock represents an equity method investment and that substantially all of the fair value of the underlying assets of Deverra relates to a single IPR&D asset. The Company immediately expensed all costs associated with the investment and the total consideration paid was expensed as acquired in-process research and development during the year ended December 31, 2021. The Company has a variable interest in Deverra and Deverra is deemed to be a variable interest entity (“VIE”). The Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of Deverra. In connection with the Company’s purchase of Deverra common stock, Dr. Henry Ji, the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, were appointed to the board of directors of Deverra.

Elsie

During the year ended December 31, 2021, the Company paid $10.0 million in cash for 10,000,000 shares of Series A Preferred Stock of Elsie. The Company accounts for its investment in Elsie as an equity investment without a readily determinable fair value and carries its investment in Elsie at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. In connection with the Company's purchase of Elsie Series A Preferred Stock, Dr. Henry Ji was appointed to the board of directors of Elsie.

NANTibody

The Company’s investment in NANTibody is reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell holds the remaining 60%. The Company’s investment in NANTibody had a carrying value of zero as of December 31, 2021 due to the Company’s share of cumulative losses. The carrying value of the Company’s investment in NANTibody was approximately $0.5 million as of December 31, 2020.

NANTibody recorded net loss of $0.7 million, $0.1 million and $2.4 million for the twelve months ended September 30, 2021, 2020 and 2019, respectively. As of September 30, 2021, NANTibody had $2.4 million in current assets, $9.6 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2020, NANTibody had $4.9 million in current assets, $3.5 million in current liabilities, $0.2 in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantCancerStemCell (“NantStem”)

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s income or loss is recorded in loss on equity method investments on its consolidated statement of operations. The Company is accounting for its interest in NantStem as an equity method investment, due to the significant influence the Company has over the operations of NantStem through its board representation and 20% voting interest. The carrying value of the Company’s investment in NantStem was approximately $18.5 million and $18.1 million as of December 31, 2021 and 2020, respectively.

NantStem recorded a net gain of $0.1 million for the twelve months ended September 30, 2021 and 2020, respectively, and a net loss of $0.9 million for the twelve months ended September 30, 2019. As of September 30, 2021, NantStem had $83.1 million in current assets, no current liabilities, $0.5 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2020, NantStem had $80.0 million in current assets, no current liabilities, $1.7 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

6. Goodwill and Intangible Assets

Goodwill totaled $79.5 million as of December 31, 2021. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $72.8 million and $6.7 million, respectively, as of December 31, 2021. Goodwill increased by $35.9 million during the year ended December 31, 2021 as compared to $43.6 million as of December 31, 2020 as a result of the Company’s acquisition of ACEA. The Company performed an annual assessment for goodwill impairment in the fourth quarter of 2021, noting no impairment.

Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $218.4 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of December 31, 2021 and 2020 is as follows (in thousands):

		December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	2	$1,585	$1,453	$132
Acquired technology	19	3,410	1,412	1,998
Acquired in-process research and development	—	218,430	—	218,430
Technology placed in service	15	21,940	4,754	17,186
Patent rights	15	32,720	11,283	21,437
Assembled workforce	5	605	343	262
Internally developed software	2	520	260	260
Total intangible assets		$279,210	$19,505	$259,705

		December 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	6	$1,585	$1,426	$159
Acquired technology	19	3,410	1,236	2,174
Acquired in-process research and development	—	28,260	—	28,260
Technology placed in service	15	21,940	3,291	18,649
Patent rights	15	32,720	9,103	23,617
Assembled workforce	5	605	222	383
Internally developed software	1	520	87	433
Total intangible assets		$89,040	$15,365	$73,675

As of December 31, 2021, the remaining weighted average life for identifiable intangible assets subject to amortization is 14.7 years. Aggregate amortization expense was $4.1 million for each of the years ended December 31, 2021 and 2020.

Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at December 31, 2021 is as follows (in thousands):

Years Ending December 31,	Amount
2022	$3,968
2023	4,134
2024	3,957
2025	3,845
2026	3,845
Thereafter	21,527
Total	$41,276

7. Significant Agreements and Contracts

2021 Acquisitions

Acquisition of ACEA Therapeutics, Inc.

On June 1, 2021 (the “Closing Date”), the Company completed the acquisition of ACEA pursuant to the terms of the Agreement and Plan of Merger (the “ACEA Merger Agreement”), dated as of April 2, 2021, by and among the Company, AT Merger Sub, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of the Company, ACEA and Fortis Advisors LLC, as representative of the shareholders of ACEA, whereby ACEA became a wholly owned subsidiary of the Company. With operations in both China and the United States, ACEA is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib.

The total value of the consideration paid by the Company for the acquisition of ACEA was equal to $38.0 million plus approximately $1.9 million (which amount represented the Company’s agreed upon share of certain interest, fees and other expenses) resulting in an aggregate payment of approximately $39.9 million (which amount was subject to further adjustment for indebtedness, transaction expenses and cash, in each case pursuant to the terms of the ACEA Merger Agreement) (the “Closing Consideration”). Pursuant to the terms of the ACEA Merger Agreement, a portion of the Closing Consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of Common Stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares were subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021.

In addition to the Closing Consideration, the Company will pay the ACEA equityholders (i) up to $450.0 million in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired from ACEA and (ii) five to ten percent of the annual net sales on specified royalty-bearing products (the “Earn-Out Consideration”). The fair value of the Earn-Out Consideration on the acquisition date was preliminarily estimated to be $122.1 million. The fair value of the Earn-Out Consideration as of December 31, 2021 was $131.3 million. The amount referenced in clause (i) of the preceding sentence includes the amounts that would have otherwise been due to ACEA under that certain License Agreement, dated July 13, 2020, between the Company and ACEA, which agreement was terminated in its entirety upon completion of the acquisition of ACEA.

The preliminary purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021. The ACEA Merger Agreement resulted in net identifiable assets of approximately $166.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $190.8 million, goodwill of $36.0 million, fair value of debt assumed of approximately $32.1 million, deferred tax liabilities of $31.4 million and other net assets of approximately $2.9 million. The purchase price allocation is preliminary as the Company is still completing the valuation of the intangible assets, contingent consideration, taxes, the fair value of debt assumed and other net assets, changes to which may also increase or decrease the amount of goodwill recognized. Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America and is not deductible for tax purposes. Acquisition costs related to the acquisition of ACEA were not material. Results of operations prior to and since the date of acquisition were not material. Customary tax related matters such as the filing of pre-acquisition tax returns are subject to finalization as of December 31, 2021, and such matters may result in adjustments to the purchase price allocation.

The Company is still in the process of finalizing the working capital adjustments and the purchase price allocation, given the size and scope of the assets and liabilities subject to valuation. While the Company does not expect material changes in the valuation outcome, certain assumptions and findings that were in place at the date of acquisition could result in changes in the purchase price allocation.

Asset Purchase Agreement with Aardvark Therapeutics, Inc.

In April 2021, the Company entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, the Company paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of the Company’s common stock, and which was expensed as acquired in-process research and development during the year ended December 31, 2021. The Company also agreed to pay Aardvark (i) milestone payments upon the receipt of certain regulatory approvals, and (ii) milestone payments upon the Company’s achievement of certain commercial sales milestones. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company. Tien Lee, MD, a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark. As discussed in Note 5, the Company holds an investment interest in Aardvark.

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

In March 2019, the Company also entered into an Exchange and Registration Rights Agreement (the “Exchange Agreement”) with the Semnur Equityholders. Pursuant to the Exchange Agreement, if within 18 months of the closing of the Merger, 100% of the outstanding equity of Scilex Holding had not been acquired by a third party or Scilex Holding had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Scilex Holding’s capital stock that meets certain requirements and includes the Stock Consideration, then the Semnur Equityholders could collectively elect to exchange, during the 60-day period commencing the date that is the 18 month anniversary of the closing of the Merger, the Stock Consideration for shares of the Company’s common stock with a value of $55.0 million (the “Semnur Share Exchange”) based on a price per share of the Company’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of the Company’s common stock as reported on the Nasdaq Capital Market as of the consummation of the Semnur Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). On September 28, 2020, the Company entered into an amendment to the Exchange Agreement to, among other things, provide that if the Company received notice from the Semnur Equityholders that they will proceed with the Semnur Share Exchange (the “Exchange Notice”), the Company could, in its sole discretion, elect, within seven days of receipt of the Exchange Notice, to exchange all the Stock Consideration and the rights to receive cash from Scilex Holding held by the Semnur Equityholders for an amount in cash equal to $55.0 million, in lieu of issuing $55.0 million of shares of the Company’s common stock at the Exchange Price. On September 28, 2020, the Semnur Equityholders delivered the Exchange Notice to the Company. On October 5, 2020, the Company notified the Semnur Equityholders of its election to pay cash, and paid $55.0 million in cash to the Semnur Equityholders and effectuated the Semnur Share Exchange on October 9, 2020. Following the completion of the Semnur Share Exchange and as of December 31, 2020, the Company held approximately 82.3% of the outstanding common stock of Scilex Holding. On January 29, 2021, the Company acquired additional shares of Scilex Holding in exchange for 2,567,456 shares of the Company’s stock, resulting in the Company holding approximately 99.9% of the outstanding common stock of Scilex Holding. As of December 31, 2021, the Company held approximately 99.9% of the outstanding common stock of Scilex Holding.

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

License Agreements

License Agreement with Icahn School of Medicine at Mount Sinai

In March 2021, the Company entered into an exclusive license agreement (the “Mount Sinai License Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) to acquire a worldwide, exclusive, sublicensable license to certain of Mount Sinai’s patents and monoclonal antibodies as well as certain related technical information (“Licensed Products”) to develop, manufacture, commercialize, and exploit related products and services for all fields, uses, and applications, including for the diagnosis, prevention, treatment and cure of coronavirus.

As consideration for the Mount Sinai License Agreement, the Company paid Mount Sinai an upfront license fee of $7.5 million, comprised of 851,305 shares of the Company’s common stock, which was expensed as acquired in-process research and development during the year ended December 31, 2021. The Company also agreed to pay Mount Sinai (i) certain milestone payments upon the achievement of certain clinical trial and regulatory milestones, and (ii) certain royalties in the low-single digit to mid-single digit percentages of annual net sales of Licensed Products by the Company and a share of any sublicense revenue received by the Company from sublicensees.

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

As consideration for the license under the ACEA License Agreement, the Company paid ACEA an up-front license fee of $15.0 million in cash, which was expensed as acquired in-process research and development during the year ended December 31, 2020.The Company also agreed to pay ACEA certain milestone payments under the ACEA License Agreement; however, upon completion of the acquisition of ACEA, the ACEA License Agreement was terminated in its entirety and no further payments will be due under the ACEA License Agreement.

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

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on an equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020, due to NantCell’s material breach of the agreement. The termination and remedies related to such termination are currently pending in an arbitration before the American Arbitration Association (See the information under the heading “Litigation” in Note 11 for additional information). The Company has therefore deferred recognition of the upfront payment and the value of the equity interest received until the arbitration is concluded or resolved. On March 9, 2021, NantKwest, Inc. and ImmunityBio (formerly known as NantCell, Inc.) completed their previously announced 100% stock-for-stock merger (See Note 5).

8. Debt

2018 Purchase Agreements and Indenture for Scilex

On September 7, 2018, Scilex Pharma entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224,000,000 (the “Scilex Notes”) for an aggregate purchase price of $140,000,000 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture (the “Guarantee”).

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

The holders of the Scilex Notes were initially entitled to receive quarterly payments of principal of the Scilex Notes equal to a percentage, in the range of 10% to 20% of the net sales of ZTlido for the prior fiscal quarter, beginning on February 15, 2019. However, because Scilex Pharma did not receive the Marketing Approval Letter by March 31, 2021, the percentage of net sales payable was increased to be in the range of 15% to 25%. If actual cumulative net sales of ZTlido from October 1, 2022 through September 30, 2023 are less than 60% of a predetermined target sales threshold for such period, then Scilex Pharma will be obligated to pay an additional installment of principal of the Scilex Notes each quarter in an amount equal to an amount to be determined by reference to the amount of such deficiency.

The aggregate principal amount due under the Scilex Notes was to be increased by $28,000,000 on February 15, 2022 if actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 do not equal or exceed 95% of a predetermined target sales threshold for such period. If actual cumulative net sales of ZTlido for the period from October 1, 2022 through September 30, 2023 do not equal or exceed 80% of a predetermined target sales threshold for such period, the aggregate principal amount shall also be increased on November 15, 2023 by an amount equal to an amount to be determined by reference to the amount of such deficiency.

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

Pursuant to the Amendment, the Scilex Note Purchasers agreed to release all of the aggregate $45.0 million in restricted funds held in the Reserve Account and the Collateral Account for the purpose of consummating the repurchase of an aggregate of $45.0 million of principal amount of the Scilex Notes from the Holders on a pro rata basis at a purchase price equal to 100% of the principal amount thereof (such repurchase, the “Effective Date Repurchase”). In connection with the Effective Date Repurchase, the parties also agreed to remove Scilex Pharma’s obligations under the Indenture to (i) repurchase $25.0 million of Scilex Notes from the holders if the Letter of Credit is drawn on, and (ii) repurchase $20.0 million of the Scilex Notes from the holders if Scilex Pharma does not receive the Marketing Approval Letter on or prior to July 1, 2023.

The Amendment also revised the minimum cash covenant in the Indenture to provide that the amount of cash equivalents in bank accounts that Scilex Pharma is required to have as of the end of any calendar month shall, commencing with the month ending December 31, 2020, be equal to at least $4.0 million in the aggregate, provided that if Scilex Pharma did not effectuate (i) the

December Optional Repurchase (as defined below) and (ii) at least one of either (x) the February Optional Repurchase (as defined below) or (y) the April Optional Repurchase (as defined below), then, commencing with the month ending April 30, 2021, and for each month thereafter, such amount would be at least $10.0 million in the aggregate. If Scilex Pharma fails to meet the foregoing minimum cash requirements, then Scilex Pharma will be required to draw on the Letter of Credit.

The Amendment also provided Scilex Pharma with the option, in its sole and absolute discretion, to repurchase Scilex Notes from the holders thereof on a pro rata basis on each of December 16, 2020 (the “December Optional Repurchase”), February 12, 2021 (the “February Optional Repurchase”) and April 13, 2021 (the “April Optional Repurchase” and, together with the December Optional Repurchase and the February Optional Repurchase, the “Optional Repurchases”), in each case in an aggregate amount equal to the lesser of $20.0 million or the then-outstanding principal amount of Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof.

The Amendment further provides that in the event that the Letter of Credit is drawn upon by Scilex Pharma, then Scilex Pharma shall, within five business days of such draw, repurchase Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to the lesser of $20.0 million or the then-outstanding principal amount of the Scilex Notes, at a purchase price in cash equal to 100% of the principal amount thereof. In addition, upon the Letter of Credit being drawn on, Scilex Pharma will be required to have minimum cash of $10.0 million at all times thereafter.

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

Scilex Pharma effectuated the February Optional Repurchase and the April Optional Repurchase, which reduced the aggregate principal by $40.0 million during the year ended December 31, 2021. In connection with the repurchases, the Company recorded a loss on partial debt extinguishment of $14.0 million during the year ended December 31, 2021.

Actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 did not equal or exceed 95% of a predetermined target sales threshold for such period, which resulted in a $28.0 million increase in the principal amount of the Scilex Notes, effective February 15, 2022. As a result, the Company recorded the increase of $28.0 million in principal and non-operating expense at December 31, 2021.

Effective February 14, 2022, Scilex Pharma issued to the Company a draw notice under the Letter of Credit as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 were less than a specified sales threshold for such period. As a result of the draw notice being issued, the Company paid to Scilex Pharma $35,000,000 in a single lump-sum amount as a subordinated loan. Per the terms of the Amendment, in February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to $20.0 million at a purchase price in cash equal to 100% of the principal amount thereof.

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

Borrowings of the Scilex Notes consisted of the following (in thousands):

	December 31,
	2021	2020
Principal	$133,998	$151,872
Unamortized debt discount	(30,601)	(51,022)
Unamortized debt issuance costs	(2,235)	(3,698)
Carrying value	$101,162	$97,152
Estimated fair value	$115,400	$122,300

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido are estimated as follows (in thousands):

Year Ending December 31,
2022	$9,135
2023	12,005
2024	13,637
2025	14,746
2026	84,475
Total future minimum payments	133,998
Unamortized debt discount	(30,601)
Unamortized capitalized debt issuance costs	(2,235)
Total Scilex Notes	101,162
Current portion	(9,135)
Long-term portion of Scilex Notes	$92,027

The Company made principal payments of $45.9 million and $69.8 million during the fiscal years ended December 31, 2021 and 2020, respectively. Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, are amortized as interest expense using the effective interest method. As principal repayments on the Scilex Notes are based on a percentage of net sales of ZTlido and SP-103, if the Marketing Approval Letter is received, the Company has elected to account for changes in estimated cash flows from future net sales prospectively. Specifically, a new effective interest rate will be determined based on revised estimates of remaining cash flows and changes in expected cash flows will be recognized prospectively. The imputed effective interest rate at December 31, 2021 was 7.7%. The amount of debt discount and debt issuance costs included in interest expense for the fiscal years ended December 31, 2021, 2020 and 2019 was approximately $7.9 million, $10.6 million and $15.0 million, respectively.

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

Effective February 14, 2022, Scilex Pharma issued to the Company a draw notice under the Letter of Credit as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 were less than a specified sales threshold for such period. As a result of the draw notice being issued, the Company paid to Scilex Pharma $35,000,000 in a single lump-sum amount as a subordinated loan. Per the terms of the Amendment, in February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to $20.0 million at a purchase price in cash equal to 100% of the principal amount thereof.

Effective February 15, 2022, in accordance with the Indenture, the principal amount of the Scilex Notes was increased by $28.0 million because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 did not equal or exceed 95% of a predetermined target sales threshold for such period.

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

In connection with the May 2019 amendment, the Company issued to the Lenders warrants to purchase an aggregate of 1,333,304 shares of the Company’s common stock (the “2019 Warrants”). The 2019 Warrants have an exercise price per share of $3.94, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, and are exercisable from November 3, 2019 through November 3, 2029. The Company recorded a loss on derivative liabilities associated with the 2019 Warrants of $4.3 million on the issuance date.

During the year ended December 31, 2020, the Company repaid $120.0 million of outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon. In connection with the repayment of outstanding principal, the Company recorded a loss on debt settlement of $51.9 million.

Interest expense recognized for stated interest on the Term Loans totaled $3.0 million and $10.7 million and for the years ended December 31, 2020 and 2019, respectively. Debt discount and debt issuance costs were amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the years ended December 31, 2020 and 2019 was approximately $2.2 million and $5.5 million, respectively.

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

2020 Revolving Credit Facility

On December 14, 2020, Scilex Pharma entered into the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) which provides Scilex Pharma with the ability to incur indebtedness under an accounts receivable revolving loan facility in an aggregate amount of up to $10.0 million and the incurrence of liens and the pledge of collateral to CNH in connection with the revolving loan facility. Under the terms of the Credit Agreement, interest accrues daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.75%. All indebtedness incurred and outstanding will be due and payable in full on January 1, 2024, unless the Credit Agreement is earlier terminated. As of December 31, 2021, the outstanding balance was $8.8 million. On February 16, 2022, the Company notified CNH that it was terminating the Credit Agreement, effective March 18, 2022. The balance of the indebtedness, including principal, interest, fees and charges, will be settled by the Company on the termination date.

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

The outstanding principal amount under the Contract as of December 31, 2021 is $29.1 million. As part of the preliminary purchase price allocation, the Company estimated the fair value of the Contract to be approximately $17.1 million.

9. Stockholders’ Equity

At-the-Market Sales Agreement

On April 27, 2020, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Agent”), pursuant to which the Company could offer and sell through or to the Agent up to $250.0 million in shares of its common stock (the “Shares”). On December 4, 2020, the Company entered into Amendment No. 1 (the “December 2020 Amendment”) to the Sales Agreement, which amended the Sales Agreement to provide that the Company could offer and sell, from time to time, through or to the Agent, up to an additional $450.0 million in shares of the Company’s common stock, such that the Company could offer and sell up to an aggregate of $700.0 million in shares of its common stock pursuant to the Sales Agreement, as amended by the December 2020 Amendment (the “Original Amended Sales Agreement”).

On December 3, 2021, the Company amended and restated the Original Amended Sales Agreement to include Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC as additional sales agents for the Company's “at the market offering” program (the “Amended and Restated Sales Agreement”).
On December 23, 2021, the Company entered into Amendment No. 1 (the “December 2021 Amendment”) to the Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (the “Sales Agents”). The December 2021 Amendment amended the Amended and Restated Sales Agreement to provide that the Company may offer and sell, from time to time, through or to the Sales Agents, as sales agents and/or principals, up to an additional $5,000,000,000 in shares of the Company’s common stock (the “Additional Shares”), such that the Company may offer and sell up to an aggregate of $5,442,943,290 in shares of its common stock (the “Offering”) pursuant to the Amended and Restated Sales Agreement, as amended by the December 2021 Amendment (the “Amended Sales Agreement”), inclusive of $442,943,290 in shares sold pursuant to the Original Amended Sales Agreement and the Amended and Restated Sales Agreement through December 22, 2021.

Subject to the terms and conditions of the Amended Sales Agreement, each Sales Agent will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. Under the Amended Sales Agreement, the Sales Agents may sell the shares of the Company’s common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Company has no obligation to sell any shares of its common stock pursuant to the Amended Sales Agreement, and may at any time suspend offers under it. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent (with respect to itself) to the Company, or (iii) the sale of all $5,442,943,290 of shares of the Company’s common stock pursuant thereto.

Under the terms of the Amended Sales Agreement, the Sales Agents will be entitled to a commission at an initial fixed rate of 3.0% of the gross proceeds from each sale of shares of the Company’s common stock under the Amended Sales Agreement, which percentage may be adjusted (but not above 3.0%) based on the aggregate amount of securities sold by the Sales Agents pursuant to the Amended Sales Agreement.

During the years ended December 31, 2021 and 2020, the Company sold an aggregate of 21,085,014 and 30,991,918 shares of its common stock, respectively, pursuant to the Original Amended Sales Agreement and the Amended and Restated Sales Agreement for aggregate net proceeds to the Company of approximately $175.6 million and $227.7 million, respectively.

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

The following table summarizes stock option activity as of December 31, 2021 under the 2019 Plan and the 2009 Plan, and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,762,920	$4.97	—
Options Granted	6,621,685	9.18
Options Canceled	(1,692,981)	5.91
Options Exercised	(1,176,111)	3.97
Outstanding at December 31, 2021	22,515,513	$6.19	$9,952

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.2 million, $4.1 million and $0.5 million, respectively. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2021	2020	2019
Weighted-average grant date fair value	$7.49	$4.54	$3.40
Dividend yield	—	—	—
Volatility	110%	105%	96%
Risk-free interest rate	0.96%	0.46%	2.02%
Expected life of options (years)	5.7	5.7	6.0

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

Under the 2019 Plan and the Company’s prior equity award and option plans, total stock-based compensation recorded as operating expense was $29.7 million, $15.0 million and $8.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2021 was $86.7 million and the weighted average period over which these grants are expected to vest is 2.8 years.

The following table summarizes restricted stock unit (“RSU”) activity as of December 31, 2021 under the 2019 Plan and the changes for the period then ended:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	—	$—
RSUs Granted	3,829,618	9.68
RSUs Released	(132,540)	13.96
RSUs Cancelled	(263,182)	9.84
Outstanding at December 31, 2021	3,433,896	$9.50

Scilex Holding Company

In June 2019, the stockholders of Scilex Holding approved the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”). Under Scilex Holding, total stock-based compensation recorded as operating expenses was $5.8 million, $5.4 million and $4.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2021 was $8.8 million and the weighted average period over which these grants are expected to vest is 1.8 years.

As of December 31, 2021, options to purchase 26,743,510 shares of the common stock of Scilex Holding were outstanding and 18,256,490 shares were reserved for awards available for future issuance under the 2019 Stock Option Plan.

Employee Stock Purchase Plan

On October 16, 2020 at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on November 6, 2020 and ended on May 5, 2021, with subsequent offering periods commencing on May 6th of each year and ending on November 5th of the following year. Total stock-based compensation recorded as operating expense for the ESPP was $1.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $51.8 million and $10.8 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had approximately $87.7 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if all market capitalization milestones are achieved. The assumptions used in determining this valuation included an expected volatility of 91.0%, a dividend yield of zero, a risk-free interest rate of 0.75%, and an expected remaining term of 9.8 years. As of December 31, 2021, the expected remaining term is 8.8 years.

Common Stock Reserved for Future Issuance

As of December 31, 2021, approximately 77.3 million shares of common stock were reserved for future issuance, comprised of 16.0 million shares for common stock warrants, 24.9 million for the CEO Performance Award, 7.2 million reserved for issuance under the ESPP plan and approximately 25.9 million shares under stock incentive plans. As of December 31, 2021, approximately 3.2 million shares of common stock remained available for grant under the 2019 Plan.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $1.7 million, $1.4 million and $1.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed a motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. On or about November 18, 2021, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to amend. On November 30, 2021, Plaintiff filed a first amended consolidated complaint. On December 30, 2021, the defendants filed a motion to dismiss the first amended consolidated complaint. Pursuant to a stipulated scheduling order, the defendants filed their opposition to the motion on February 7, 2022, and the defendants filed their reply on February 28, 2022. A hearing is scheduled for the motion on May 19, 2022. The Company is defending these matters vigorously.

On July 26, 2021, Sachin Chaudhari filed a verified stockholder derivative complaint in the U.S. District Court for the Southern District of California, Case No. 0723211, against Dr. Ji, Mr. Brunswick, and the Company’s Board of Directors as defendants, and against the Company, as a nominal defendant. The action alleges, among other things, that defendants breached their fiduciary duties, violated Section 20(a) of the Securities Exchange Act of 1934, as amended, engaged in waste and were unjustly enriched in connection with the alleged false and misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection. The suit seeks to recover on behalf of the Company those damages caused by the alleged breaches of duty and related claims, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On July 27, 2021, Michael Sabatina filed a verified stockholder derivative complaint in the Delaware Chancery Court, Case No. 2021-0654 against Dr. Ji and Mr. Brunswick, as defendants, and against the Company as a nominal defendant, alleging the same general claims and seeking the same general relief. Both of these derivative cases have been stayed by their respective courts pending resolution of the motion to dismiss the federal securities class action described above. The Company is defending these matters vigorously.

Operating Leases

The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of December 31, 2021, the Company’s leases have remaining lease terms of approximately 0.5 to 16.8 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities and are immaterial. As of December 31, 2021, the Company has no finance leases.

Operating lease costs were approximately $12.5 million, $10.1 million and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial. Supplemental quantitative information related to leases includes the following (in thousands):

	Year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,225	$9,880
ROU assets obtained in exchange for new and amended operating lease liabilities	$49,459	$1,878
Weighted average remaining lease term in years	15.1	8.4
Weighted average discount rate	12.4%	12.2%

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating leases
2022	$12,929
2023	14,090
2024	14,196
2025	13,538
2026	13,280
Thereafter	166,183
Total lease payments	234,216
Less imputed interest	(139,246)
Total lease liabilities as of December 31, 2021	$94,970

On September 23, 2021, the Company entered into a lease agreement with LLJ Sorrento Industrial LLC (the “9151 Rehco Road Lease”), pursuant to which the Company leases the premises located at 9151 Rehco Road, San Diego, California. The 9151 Rehco Road Lease has an initial term of 148-months. The 9151 Rehco Road Lease commenced in September 2021.

On August 1, 2021, the Company entered into a lease agreement with HCP Life Science REIT, Inc. (the “Landlord”), pursuant to which the Company leases the premises located at 4921 Directors Place, San Diego, California (the "4921 Directors Place Lease"). The 4921 Directors Place Lease has an initial term of 188-months. The 4921 Directors Place Lease commenced in August 2021.

On September 1, 2021, the Company entered into a lease agreement with the Landlord (the “4930 Directors Place Lease”), pursuant to which the Company will lease the premises located at 4930 Directors Place, San Diego, California. The 4930 Directors Place Lease has an initial term of 188-months and includes approximately 163,205 rentable square feet with total lease future payments of $201.0 million. The 4930 Directors Place Lease provides for periodic rent increases, and renewal and termination options. The 4930 Directors Place Lease is expected to commence in 2023.

In connection with entry into the lease agreement for the 4930 Directors Place Lease, the Company’s existing lease agreements with the Landlord for 9380 Judicial Drive, 4921 Directors Place, 4955 Directors Place and 4939 Directors Place (the “Other Leases”) were extended to be coterminous with the term of the 4930 Directors Place Lease and the initial rent for the extension period of each of the Other Leases will be at the current market rates.

12. Income Taxes

Total loss before income taxes summarized by region for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
United States	$(466,562)	$(315,516)	$(362,776)
Foreign	3,908	(908)	(709)
Total	$(462,654)	$(316,424)	$(363,485)

The components of the provision expense (benefit) were as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Current income tax expense (benefit):
Federal	$—	$(19)	$(68)
State	38	72	27
Foreign	2,375	58	(37)
Total current	2,413	111	(78)
Deferred income tax expense (benefit):
Federal	(80,858)	(55,321)	(53,080)
State	(11,999)	(2,730)	(12,173)
Foreign	178	(288)	(154)
Total deferred	(92,679)	(58,339)	(65,407)
Changes in tax rate	(223)	507	(94)
Changes in valuation allowance	56,973	55,707	65,106
Total income tax benefit from continuing operations	$(33,516)	$(2,014)	$(473)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$181,428	$134,072
Deferred revenue	25,626	25,456
Tax credit carryforwards	33,126	22,209
Intangible assets	27,810	31,140
Operating lease liabilities	19,734	11,726
Debt related interest	26,002	22,448
Stock based compensation	10,516	5,359
Accrued expenses and other	15,076	14,033
Total deferred tax assets	339,318	266,443
Less valuation allowance	(261,238)	(203,512)
Total deferred tax assets	78,080	62,931
Deferred tax liabilities:
Investment in common stock	(16,372)	(45,507)
Operating lease right-of-use assets	(17,592)	(9,146)
Intangible assets	(44,640)	(13,274)
Other	(1,902)	(1,925)
Total deferred tax liabilities	(80,506)	(69,852)
Net deferred tax liabilities	$(2,426)	$(6,921)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Income tax benefit at federal statutory rate	$(97,157)	$(66,449)	$(76,332)
Valuation allowance	56,973	55,707	65,106
State, net of federal tax benefit	(5,826)	(3,339)	(8,904)
Debt discount and interest limitation	8,954	896	7,013
Income tax credits and incentives	(9,549)	(3,685)	(3,018)
Compensation expense	14,472	4,446	764
Acquisition related charges	2,711	583	18,811
Prior year true-up and carryback	(3,209)	7,790	(187)
Other	(885)	2,037	(3,726)
Income tax benefit	$(33,516)	$(2,014)	$(473)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $261.2 million against its deferred tax assets as of December 31, 2021. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses. The change in valuation allowance also included approximately $41.6 million in 2021 and $8.1 million in 2019 attributable to the ACEA Therapeutics, Inc. and Semnur Pharmaceuticals, Inc. acquisitions, respectively.

As of December 31, 2021, the Company had $788.5 million, $246.4 million and $3.6 million of federal, state and foreign net operating loss carryforwards, respectively. The net operating loss carryforwards begin to expire in 2035, 2029 and 2024 for federal, state and foreign, respectively.

The Company also had research and development and orphan drug income tax credits of $27.3 million and $17.9 million for federal and state, respectively. The federal income tax credits begin to expire in 2030, while the state income tax credits carryforward indefinitely.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. The Company has undergone an ownership change in a prior year. For the year ended December 31, 2021, there was no impact of such limitations on the Company’s income tax provision.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years starting on January 1, 2007 through December 31, 2021 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of net operating losses and research and development credits. There are no active audits as of December 31, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Beginning balance	$6,397	$5,336	$4,352
Increase related to prior year tax positions	258	133	257
Decrease related to prior year tax positions	—	—	(7)
Increase related to current year tax positions	2,442	928	734
Increase related to acquisitions	36	—	—
Ending balance	$9,133	$6,397	$5,336

At December 31, 2021, 2020 and 2019, $8.3 million, $5.6 million and $4.4 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the periods ended December 31, 2021, 2020 or 2019.

The Company believes that no material amount of the liabilities for uncertain tax positions will expire within 12 months of December 31, 2021.

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

As of December 31, 2020, approximately 14.7% of the outstanding capital stock of Scilex Holding represented a noncontrolling interest and was held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement (the “Product Development Agreement”) with ITOCHU CHEMICAL FRONTIER Corporation and another party (together, the “Developers”), which together serve as the sole manufacturer and supplier to Scilex Pharma for lidocaine tape products, including ZTlido and SP-103 (each, a “Product”). Effective January 19, 2021, ITOCHU CHEMICAL FRONTIER Corporation no longer held any shares of outstanding capital stock of Scilex Holding Company. During the years ended December 31, 2021 and December 31, 2020, Scilex Pharma purchased approximately $5.7 million and $1.0 million of inventory from the Developers pursuant to the Product Development Agreement, respectively. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with U.S. GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sub-licensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

On July 15, 2020, the Company entered into a consulting agreement with Kim Janda, Ph.D., a member of the Company’s Board of Directors, pursuant to which Dr. Janda will provide consulting and advisory services in exchange for (i) a one-time fee of $250,000, which is payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of the Company’s common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020. On October 8, 2021, the Company entered into an amendment to the consulting agreement with Dr. Kim whereby the one-time fee was increased to $301,091, payable through September 30, 2022.

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

In April 2021, the Company entered into the Aardvark Asset Purchase Agreement with Aardvark, as further described in Note 7. As discussed in Note 5, the Company holds an investment interest in Aardvark. In May 2021, the Company paid $5.0 million in cash for 3,888,932 shares of Series B Preferred Stock of Aardvark. In July 2021, the Company paid consideration of $5.0 million in cash for an additional 3,888,932 shares of Series B Preferred Stock of Aardvark, resulting in an increase in the Company’s ownership interest in Aardvark to approximately 8%. Tien Lee, MD, a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark.

During the year December 31, 2021, the Company paid approximately $10.2 million in consideration for 5,622,703 shares of common stock of Deverra, as further described in Note 5. In connection with the Company’s purchase of Deverra common stock, Dr. Henry Ji, Ph.D., a member of the Company’s Board of Directors and the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, were appointed to the board of directors of Deverra. In addition, on December 7, 2021, the Company loaned Deverra an aggregate of $1.0 million in consideration of a promissory note, which matures six months from the date of issuance.

During the year ended December 31, 2021, the Company paid $10.0 million in cash for 10,000,000 shares of Series A Preferred Stock of Elsie, as further described in Note 5. In connection with the Company's purchase of Elsie Series A Preferred Stock, Dr. Henry Ji, Ph.D., a member of the Company’s Board of Directors and the Company’s Chief Executive Officer and President, was appointed to the board of directors of Elsie.

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
•
Product candidates also include SP-104, 4.5 mg Delayed Burst Release Low Dose Naltrexone Hydrochloride (DBR-LDN) Capsule, for the treatment of chronic pain, fibromyalgia.

The Company manages its assets on a company basis, not by segments, as many of its assets are shared or commingled. With the exception of unrestricted cash balances, the Company’s CODM does not regularly review asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021			2020			2019
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$24,358	$28,546	$52,904	$13,655	$26,331	$39,986	$10,399	$21,033	$31,432
Operating expenses	387,200	67,155	454,355	225,687	58,817	284,504	130,529	160,296	290,825
Operating (loss) income	(362,842)	(38,609)	(401,451)	(212,032)	(32,486)	(244,518)	(120,130)	(139,263)	(259,393)
Unrestricted cash	32,178	4,487	36,665	51,475	4,989	56,464	12,176	10,345	22,521

15. Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly data for the years presented, in thousands, except per share data.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2021	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$13,076	$12,062	$13,511	$14,255	$52,904
Operating costs and expenses	$127,685	$113,449	$114,061	$99,160	$454,355
Net loss (income) attributable to Sorrento	$(144,417)	$(119,803)	$(166,615)	$2,510	$(428,325)
Net loss per share - basic	$(0.47)	$(0.40)	$(0.57)	$0.01	$(1.45)
Net loss per share - diluted	$(0.47)	$(0.40)	$(0.57)	$0.01	$(1.45)
Weighted-average shares - basic	308,853	299,276	290,003	280,604	294,774
Weighted-average shares - diluted	308,853	299,276	290,003	297,909	294,774

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Year Ended
2020	December 31,	September 30,	June 30,	March 31,	December 31,
Revenues	$11,505	$11,753	$9,007	$7,721	$39,986
Operating costs and expenses	$82,028	$94,857	$56,735	$50,884	$284,504
Net loss attributable to Sorrento	$(71,503)	$(84,023)	$(77,740)	$(65,195)	$(298,461)
Net loss per share - basic	$(0.27)	$(0.33)	$(0.36)	$(0.36)	$(1.30)
Net loss per share - diluted	$(0.27)	$(0.33)	$(0.36)	$(0.36)	$(1.30)
Weighted-average shares - basic	267,863	251,211	216,956	182,609	229,823
Weighted-average shares - diluted	267,863	257,670	216,956	182,609	229,823

16. Loss Per Share

For the years ended December 31, 2021, 2020, and 2019, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange, which is described in Note 7.

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share):

	Years Ended December 31,
	2021	2020	2019
Numerator
Net loss attributable to Sorrento	$(428,325)	$(298,461)	$(292,068)
Net loss attributable to Semnur holders of Scilex Holding	—	—	(38,669)
Net loss used for diluted earnings per share	(428,325)	(298,461)	(330,737)
Denominator for basic loss per share	294,774	229,823	132,732
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	—	7,782
Denominator for loss earnings per share	294,774	229,823	140,514
Basic loss per share	$(1.45)	$(1.30)	$(2.20)
Diluted loss per share	$(1.45)	$(1.30)	$(2.35)

The potentially dilutive stock options and warrants that have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Outstanding options	22,516	18,763	14,587
Outstanding RSUs	3,434	—	—
Outstanding warrants	16,020	18,605	57,556

17. Subsequent Events

Acquisition of Virex

On February 1, 2022 the Company completed the acquisition of Virex Health, Inc., a Delaware corporation (“Virex”) based in Boston, Massachusetts that has developed an at-home diagnostic platform pursuant to that certain Agreement and Plan of Merger (the “Virex Merger Agreement”), dated as of January 14, 2022. Upon completion of the merger of a subsidiary of the Company and Virex, the equity holders of Virex (the “Virex Equityholders”) became entitled to receive the following amounts (to be paid in cash and stock as further described below): (i) $12,000,000, as such amount was adjusted to $11,566,275 (and may be further adjusted post-closing) pursuant to the terms of the Virex Merger Agreement for indebtedness, transaction expenses and cash (the “Closing Consideration”) and (ii) subject to achievement of certain regulatory milestones, up to $10,000,000 in additional consideration (the “Milestone Payment” and together with the Closing Consideration, the “Merger Consideration”).

Pursuant to the Virex Merger Agreement, the Merger Consideration shall be paid as follows: (i) 59% in cash; and (ii) 41% in shares of common stock of the Company. Upon completion of the merger, Virex Equityholders became entitled to receive an aggregate of $6,824,126 in cash and an aggregate of 1,281,662 shares of common stock based on a price per share equal to $3.70.

The aggregate number of shares of common stock issuable pursuant to the Virex Merger Agreement as Merger Consideration shall not exceed 19.99% of the total number of shares of common stock issued and outstanding at the closing date.

Due to the close proximity of the acquisition date and the Company’s filing of the Company`s Annual Report on Form 10-K for the year ended December 31, 2021, the Company is unable to disclose the information required by ASC Topic 805, Business Combinations.

Bridge Loan Agreement

On February 16, 2022, the Company entered into a Bridge Loan Agreement between the Company, as borrower, and B. Riley Commercial Capital, LLC, as lender (the “Lender”), pursuant to which the Company borrowed $45.0 million from the Lender (the “Bridge Loan”). For services rendered in connection with originating and arranging the Bridge Loan, the Company agreed to pay to B. Riley Securities, Inc., an affiliate of the Lender, an upfront fee equal to four percent of the principal amount of the Bridge Loan. The Bridge Loan bears no interest and will mature on June 16, 2022. Upon the occurrence and during the continuance of an “Event of Default” under the Loan Agreement, the Bridge Loan shall bear interest at the rate of 15% per annum. An “Event of Default” under the Loan Agreement includes, among other things, the Company’s failure to pay any principal of, or interest on, the Bridge Loan when such principal or interest becomes due and payable or to otherwise perform or observe the terms of the Loan Agreement (subject to cure periods), a material inaccuracy of the Company’s representation and warranties under the Loan Agreement, a failure by the Company to generally pay its debts as they become due or a bankruptcy, insolvency or similar event involving the Company.