Form 10-Q
period 2022-03-31
Sorrento Therapeutics, Inc.
filed 2022-05-05
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of April 29, 2022 was 388,946,453.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$111,906	$36,665
Marketable investments	158,751	90,217
Accounts receivables, net	24,674	18,715
Inventory	14,086	8,106
Prepaid expenses	13,558	11,804
Other current assets	8,140	7,482
Total current assets	331,115	172,989
Property and equipment, net	41,705	41,325
Operating lease right-of-use assets	84,894	85,173
Intangibles, net	258,671	259,705
Goodwill	79,525	79,525
Equity investments	50,667	51,271
Other assets, net	9,059	4,830
Total assets	$855,636	$694,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,018	$27,414
Accrued payroll and related benefits	25,391	21,503
Accrued expenses	48,149	37,975
Current portion of deferred revenue	673	1,108
Current portion of operating lease liabilities	12,451	11,539
Current portion of contingent consideration	28,068	397
Acquisition consideration	7,537	7,537
Current portion of debt	56,942	31,980
Total current liabilities	204,229	139,453
Long-term debt, net of discount	96,085	110,627
Deferred tax liabilities, net	3,512	2,426
Deferred revenue	117,667	118,942
Derivative liabilities	28,200	35,700
Operating lease liabilities	83,406	83,431
Contingent consideration	94,578	124,349
Other long-term liabilities	1,761	1,761
Total liabilities	$629,438	$616,689
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Common stock, $0.0001 par value 750,000,000 shares authorized and 375,168,017 and 314,573,225 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	38	32
Additional paid-in capital	1,703,610	1,513,758
Accumulated other comprehensive (loss) income	(223)	1,026
Accumulated deficit	(1,427,419)	(1,386,604)
Treasury stock, 7,568,182 shares at cost at March 31, 2022, and December 31, 2021	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	226,542	78,748
Noncontrolling interests	(344)	(619)
Total equity	226,198	78,129
Total liabilities and stockholders’ equity	$855,636	$694,818

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product revenues	$9,990	$7,023
Service revenues	8,395	7,232
Total revenues	18,385	14,255
Operating costs and expenses:
Cost of products sold	2,878	852
Cost of services	2,880	2,534
Research and development	63,977	43,833
Acquired in-process research and development	12,272	7,512
Selling, general and administrative	44,327	43,394
Intangible amortization	1,034	1,035
Gain on contingent consideration	(2,100)	—
Total operating costs and expenses	125,268	99,160
Loss from operations	(106,883)	(84,905)
Gain on derivative liabilities	7,500	2,200
Gain on marketable investments	68,534	94,431
Loss on debt extinguishment, net	(5,262)	(6,111)
Gain (loss) on foreign currency exchange	397	(540)
Interest expense, net	(3,249)	(2,366)
Other income (loss)	17	(78)
(Loss) income before income tax	(38,946)	2,631
Income tax expense (benefit)	1,463	(206)
Loss on equity method investments	(131)	(419)
Net (loss) income	(40,540)	2,418
Net income (loss) attributable to noncontrolling interests	275	(92)
Net (loss) income attributable to Sorrento	$(40,815)	$2,510
Net (loss) income per share - basic per share attributable to Sorrento	$(0.12)	$0.01
Net (loss) income per share - diluted per share attributable to Sorrento	$(0.12)	$0.01
Weighted-average shares used during period - basic shares attributable to Sorrento	337,123	280,604
Weighted-average shares used during period - diluted shares attributable to Sorrento	337,123	297,909

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(In thousands; unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss) income	$(40,540)	$2,418
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,249)	(75)
Total other comprehensive income (loss)	(1,249)	(75)
Comprehensive (loss) income	(41,789)	2,343
Comprehensive gain (loss) attributable to noncontrolling interests	275	(92)
Comprehensive (loss) income attributable to Sorrento	$(42,064)	$2,435

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2021	314,573	$32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129
Issuance of common stock under equity compensation plans	438	—	—	—	132	—	—	—	132
Issuance of common stock for equity offerings	58,875	6	—	—	164,431	—	—	—	164,437
Acquisitions consideration paid in equity	1,282	—	—	—	4,435	—	—	—	4,435
Stock-based compensation	—	—	—	—	20,854	—	—	—	20,854
Foreign currency translation adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Net loss	—	—	—	—	—	—	(40,815)	275	(40,540)
Balance, March 31, 2022	375,168	$38	7,568	$(49,464)	$1,703,610	$(223)	$(1,427,419)	$(344)	$226,198

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2020	275,286	$28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	500	—	—	—	5,394	—	—	—	5,394
Issuance of common stock upon exercise of warrants	2,550	—	—	—	9,050	—	—	—	9,050
Issuance of common stock for equity offerings	3,901	1	—	—	42,208	—	—	—	42,209
Other acquisitions, license agreements and investments paid in equity	851	—	—	—	7,500	—	—	—	7,500
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Stock-based compensation	—	—	—	—	23,660	—	—	—	23,660
Foreign currency translation adjustment	—	—	—	—	—	(75)	—	—	(75)
Net Income (loss)	—	—	—	—	—	—	2,510	(92)	2,418
Balance, March 31, 2021	285,655	$29	7,568	$(49,464)	$1,236,195	$445	$(955,769)	$(549)	$230,887

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
Operating activities	2022	2021
Net (loss) income	$(40,540)	$2,418
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,298	2,918
Non-cash operating lease cost	987	759
Non-cash interest expense and amortization of debt issuance costs	2,906	2,098
Payment on notes attributed to accreted interest related to the debt discounts	(6,788)	(4,548)
Acquired in-process research and development	12,271	7,512
Stock-based compensation	20,792	23,660
Loss on debt extinguishment, net	5,262	6,111
Gain on derivative liabilities	(7,500)	(2,200)
Gain on marketable investments	(68,534)	(94,431)
Loss on equity method investments	131	419
Gain on contingent consideration	(2,100)	—
Deferred income taxes	1,086	(219)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(5,982)	(803)
Inventory	(5,979)	51
Accrued payroll	3,949	(4,573)
Prepaid expenses, deposits and other assets	(1,640)	929
Accounts payable	(2,571)	(76)
Accrued expenses and other liabilities	9,122	11,066
Deferred revenue	(1,709)	376
Other	179	476
Net cash used for operating activities	(83,360)	(48,057)
Investing activities
Purchases of property and equipment	(2,593)	(1,994)
Virex Health acquisition consideration paid in cash, net of cash acquired	(6,544)	—
Other acquisitions and investments considerations paid in cash	(4,527)	(12)
Net cash used for investing activities	(13,664)	(2,006)
Financing activities
Proceeds from equity offerings, net of issuance costs	164,432	42,209
Proceeds from short-term debt, net of issuance costs	57,121	11,769
Proceeds from exercises of stock options and warrants	132	10,597
Repayments of debt and other obligations	(48,316)	(29,218)
Net cash provided by financing activities	173,369	35,357
Net change in cash, cash equivalents and restricted cash	76,345	(14,706)
Net effect of exchange rate changes on cash	(1,104)	(80)
Cash, cash equivalents and restricted cash at beginning of period	36,665	56,464
Cash, cash equivalents and restricted cash at end of period	$111,906	$41,678
Supplemental disclosures:
Cash paid during the period for:
Interest	116	83
Income Taxes	53	—
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests from increased ownership in Scilex Holding	—	23,963
Virex Health acquisition consideration paid in equity	4,435	—
Other acquisitions, license agreements and investments paid in equity	—	7,500
Property and equipment costs incurred but not paid	457	1,031

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the subsidiaries of Sorrento Therapeutics, Inc. (the “Company”). For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period presentation.

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2022. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2022 fiscal year, or any subsequent period. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S., management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

During the three months ended March 31, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Scilex Pharmaceuticals Inc. product sales	$6,812	$6,986
Sorrento Therapeutics, Inc. product revenues	3,178	37
Net product revenues	$9,990	$7,023
Concortis Biosystems Corporation	$4,634	$5,462
Bioserv Corporation	875	1,199
Other service revenues	2,886	571
Service revenues	$8,395	$7,232

The Company recorded $1.8 million in other service revenues associated with Celularity Inc. (“Celularity”) for the three months ended March 31, 2022. The Company held an ownership interest of approximately 14.8% of Celularity on a non-diluted basis at March 31, 2022. See Note 4 for details.

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

3. Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$158,751	$4,355	$—	$154,396
Total assets	$158,751	$4,355	$—	$154,396
Liabilities:
Derivative liabilities - non-current	$28,200	$—	$—	$28,200
Contingent consideration	28,068	—	—	28,068
Contingent consideration - non-current	94,578	—	—	94,578
Total liabilities	$150,846	$—	$—	$150,846

	Fair Value Measurements at December 31, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$90,217	$2,560	$—	$87,657
Total assets	$90,217	$2,560	$—	$87,657
Liabilities:
Derivative liabilities - non-current	$35,700	$—	$—	$35,700
Contingent consideration	397	—	—	397
Contingent consideration - non-current	124,349	—	—	124,349
Total liabilities	$160,446	$—	$—	$160,446

Marketable Investments

As disclosed in Note 4, the Company holds 20,422,124 shares of Class A Common Stock of Celularity, of which, 19,922,124 shares with a value of approximately $154.4 million as of March 31, 2022 are subject to certain transfer restrictions. The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period, and the shares subject to transfer restrictions are adjusted for a discount for lack of marketability. As of March 31, 2022, the discount for lack of marketability was determined using a Monte Carlo simulation model resulting in an implied discount for lack of marketability of 11%.

Changes in fair value of the Company’s investment in Celularity since December 31, 2021 are as follows:

(in thousands)	Fair Value (Level 3)
Beginning Balance at December 31, 2021	$87,657
Change in fair value measurement of Restricted Shares	66,739
Ending Balance at March 31, 2022	$154,396

Contingent Consideration

During the three months ended March 31, 2022, the Company recorded a gain of $2.1 million related to the change in fair value of the contingent consideration associated with its acquisition of ACEA Therapeutics, Inc. (“ACEA”) (See Note 6 for details). The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included revenue projections, a discount rate of 17.0% and estimated probabilities of successful commercialization.

Changes in estimated fair value of contingent consideration liabilities since December 31, 2021 are as follows:

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$124,746
Change in fair value measurement	(2,100)
Ending Balance at March 31, 2022	$122,646

Derivative liabilities

The Company recorded a gain on derivative liabilities of $7.5 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, which related to the compound derivative liabilities associated with the Scilex Notes (See Note 7 for details). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included a 6.5% risk adjusted net sales forecast and an effective debt yield of 16.3%.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$35,700
Change in fair value measurement	(7,500)
Ending Balance at March 31, 2022	$28,200

4. Investments

As of March 31, 2022, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc., Aardvark Therapeutics, Inc. (“Aardvark”) and Elsie Biotechnologies, Inc. (“Elsie”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

Celularity

As of March 31, 2022, the Company owned 19,922,124 shares of Class A Common Stock of Celularity that are subject to transfer restrictions (the “Restricted Shares”). The Company also owned 500,000 shares of Class A Common Stock of Celularity not subject to transfer restrictions (the “Private Placement Shares”). During the three months ended March 31, 2022, the Company recorded unrealized gains on marketable investments of $66.7 million and $1.8 million in connection with the changes in fair value of the Restricted Shares and the Private Placement Shares, respectively. The Company’s investment in Celularity is included within marketable investments under current assets within its consolidated balance sheets.

Aardvark

In 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Aardvark was $10.0 million as of March 31, 2022 and December 31, 2021, respectively. Tien Lee, MD, a member of the board of directors of Scilex Holding Company (“Scilex Holding”), a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Board of Directors of the Company, is a member of the advisory board of Aardvark.

Elsie

In 2021, the Company paid $10.0 million in cash for 10,000,000 shares of Series A Preferred Stock of Elsie Biotechnologies, Inc. (“Elsie”). The Company accounts for its investment in Elsie as an equity investment without a readily determinable fair value and carries its investment in Elsie at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Elsie was $10.0 million as of March 31, 2022 and December 31, 2021, respectively. In connection with the Company's purchase of Elsie Series A Preferred Stock, Dr. Henry Ji, the Company’s Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer, was appointed to the board of directors of Elsie.

NANTibody

As of March 31, 2022, the Company’s investment in NANTibody had a carrying value of zero due to the Company’s share of cumulative losses. NANTibody recorded a net loss of $0.6 million for the three months ended December 31, 2021. As of December 31, 2021, NANTibody had $2.4 million in current assets, $10.1 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

As of March 31, 2022, the carrying value of the Company’s investment in NantStem was approximately $18.7 million. NantStem recorded net income of $0.7 million for the three months ended December 31, 2021. As of December 31, 2021, NantStem had $83.9 million in current assets, no current liabilities, $0.5 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

5. Goodwill and Intangible Assets

Goodwill totaled $79.5 million as of March 31, 2022. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $72.8 million and $6.7 million, respectively, as of March 31, 2022. Intangible assets with indefinite useful lives totaling $218.4 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of March 31, 2022 and December 31, 2021 is as follows (in thousands, except for years):

		March 31, 2022			December 31, 2021
March 31, 2022	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,459	$126	$1,585	$1,453	$132
Acquired technology	19	3,410	1,456	1,954	3,410	1,412	1,998
Acquired in-process research and development	—	218,430	—	218,430	218,430	—	218,430
Technology placed in service	15	21,940	5,119	16,821	21,940	4,754	17,186
Patent rights	15	32,720	11,828	20,892	32,720	11,283	21,437
Assembled workforce	5	605	373	232	605	343	262
Internally developed software	2	520	304	216	520	260	260
Total intangible assets		$279,210	$20,539	$258,671	$279,210	$19,505	$259,705

Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2022 and 2021. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at March 31, 2022 is as follows (in thousands):

Years Ending December 31,	Amount
2022 (Remaining nine months)	$3,106
2023	4,048
2024	3,870
2025	3,845
2026	3,845
Thereafter	21,527
Total expected future amortization	$40,241

6. Significant Agreements and Contracts

2022 Acquisitions

Acquisition of Virex

On February 1, 2022, the Company completed the acquisition of Virex Health, Inc. (“Virex”), a developer of at-home diagnostic platforms based in Boston, Massachusetts. In accordance with Accounting Standards Codification Topic 805, the Company recorded consideration transferred totaling $11.4 million, including $6.8 million in cash, $0.1 million in transaction costs paid in cash and 1,281,662 shares of the Company's common stock, or $4.5 million of consideration based on the Company's closing share price on February 1, 2022. In connection with the acquisition of Virex, the Company may pay up to $10.0 million in contingent consideration in a combination of cash and stock subject to the achievement of certain regulatory milestones.

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of March 31, 2022. The Company fully expensed an amount of $11.7 million, representing the consideration transferred, net of short-term liabilities assumed, to acquired in-process research and development.

2021 Acquisitions

Acquisition of ACEA

On June 1, 2021, the Company completed the acquisition of ACEA, which is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib. The final purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021, and resulted in net identifiable assets of approximately $166.2 million, which includes separate and distinct intangible assets comprised of acquired in-process research and development of $190.8 million, goodwill of $36.0 million, fair value of debt assumed of approximately $32.1 million, deferred tax liabilities of $31.4 million and other net assets of approximately $2.9 million. Pursuant to the terms of the merger agreement entered into with ACEA, a portion of the upfront consideration equal to $38.1 million was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5.5 million shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955. The Indebtedness Shares are subject to a true-up, as set forth in the merger agreement entered into with ACEA, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021. The Company recorded $7.5 million associated with the true-up as a current liability at March 31, 2022.

In addition to the Closing Consideration, the Company may pay the ACEA equityholders contingent consideration of (i) up to $450.0 million in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired from ACEA and (ii) five to ten percent of the annual net sales on specified royalty-bearing products. See Note 3 for details.

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

Effective February 14, 2022, Scilex Pharma issued to the Company a draw notice under the Letter of Credit as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 were less than a specified sales threshold for such period. As a result of the draw notice being issued, the Company paid to Scilex Pharma $35.0 million in a single lump-sum amount as a subordinated loan. In February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to $20.0 million.

Borrowings of the Scilex Notes consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$112,413	$133,998
Unamortized debt discount	(24,400)	(30,601)
Unamortized debt issuance costs	(1,786)	(2,235)
Carrying value	$86,227	$101,162
Estimated fair value	$102,900	$115,400

Future minimum payments under the Scilex Notes, based on a percentage of projected net sales of ZTlido, are estimated as follows (in thousands):

Year Ending December 31,
2022 (Remaining nine months)	6,680
2023	12,005
2024	13,637
2025	14,746
2026	65,345
Total future minimum payments	112,413
Unamortized debt discount	(24,400)
Unamortized capitalized debt issuance costs	(1,786)
Total Scilex Notes	86,227
Current portion	(9,438)
Long-term portion of Scilex Notes	$76,789

The Company made principal payments of $21.6 million and $21.3 million during the three months ended March 31, 2022 and 2021, respectively. The imputed effective interest rate at March 31, 2022 was 8.0%. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2022 and 2021 was approximately $1.9 million and $2.1 million, respectively. The Company recorded a loss on debt extinguishment of $4.8 million and $7.1 million in connection with its repayments of principal made during the three months ended March 31, 2022 and 2021, respectively.

Bridge Loan Agreement

On February 16, 2022, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $45.0 million in the form of a bridge loan (the “Bridge Loan”), which bears no interest and will mature on June 16, 2022. Upon the occurrence and during the continuance of an “Event of Default” under the Loan Agreement, the Bridge Loan shall bear interest at the rate of 15% per annum. An “Event of Default” under the Loan Agreement includes, among other things, the Company’s failure to pay any principal of, or interest on, the Bridge Loan when such principal or interest becomes due and payable or to otherwise perform or observe the terms of the Loan Agreement (subject to cure periods), a material inaccuracy of the Company’s representations and warranties under the Loan Agreement, a failure by the Company to generally pay its debts as they become due or a bankruptcy, insolvency or similar event involving the Company. The Company repaid $10.0 million of the Bridge Loan during the three months ended March 31, 2022. Additionally, the Company repaid $10.0 million of the Bridge Loan in April 2022.

ACEA Significant Debt Arrangements

Borrowings under significant debt arrangements assumed in connection with the Company’s acquisition of ACEA consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$29,112	$29,048
Unamortized debt discount	(10,180)	(10,642)
Carrying value	$18,932	$18,406
Estimated fair value	$16,900	$17,100

8. Stockholders’ Equity

At-the-Market Sales Agreement

On December 3, 2021, the Company entered into an amended and restated sales agreement, which was amended on December 22, 2021 (as amended, the “ATM Sales Agreement”), pursuant to which the Company may issue and sell shares of its common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, through Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, as sales agents. During the three months ended March 31, 2022, the Company sold an aggregate of 58,875,143 shares of its common stock pursuant to the ATM Sales Agreement for aggregate net proceeds to the Company of approximately $164.4 million. Subsequent to March 31, 2022 and through April 29, 2022, the Company sold an aggregate of 15,064,368 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $28.4 million.

9. Stock Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $6.9 million and $8.7 million for the three months ended March 31, 2022 and 2021, respectively. The total unrecognized compensation expense related to unvested stock option grants as of March 31, 2022 was $51.5 million, with a weighted average remaining vesting period of 2.6 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of March 31, 2022 was $23.9 million, with a weighted average remaining vesting period of 3.2 years.

A summary of stock option activity under the 2019 Plan for the three months ended March 31, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	22,515,513	$6.19	$—
Options Granted	—	—
Options Canceled	(990,246)	6.88
Options Exercised	(15,499)	2.37
Outstanding at March 31, 2022	21,509,768	$6.16	$803

A summary of RSU activity under the 2019 Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,433,896	$9.50
RSUs Granted	—	—
RSUs Released	(422,488)	10.18
RSUs Canceled	(231,145)	9.59
Outstanding at March 31, 2022	2,780,263	$9.39

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan, total stock-based compensation expense was $1.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The total unrecognized compensation expense related to unvested stock option grants as of March 31, 2022 was $7.0 million, with a weighted average vesting period of 1.6 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $12.3 million during the three months ended March 31, 2022. As of March 31, 2022, the Company had approximately $75.5 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed a motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. On or about November 18, 2021, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to amend. On November 30, 2021, Plaintiff filed a first amended consolidated complaint. On December 30, 2021, the defendants filed a motion to dismiss the first amended consolidated complaint. Pursuant to a stipulated scheduling order, the defendants filed their opposition to the motion on February 7, 2022, and the defendants filed their reply on February 28, 2022. On April 11, 2022, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to file an amended complaint by April 22, 2022. Plaintiff did not file an amended complaint by April 22, 2022. The Company is defending these matters vigorously.

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

Operating Leases

Supplemental quantitative information related to leases includes the following ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,894	$2,487
ROU assets obtained in exchange for new and amended operating lease liabilities	$632	$—
Weighted average remaining lease term in years	14.8	8.2
Weighted average discount rate	12.8%	12.2%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2022 (Remaining nine months)	$10,371
2023	14,386
2024	14,410
2025	13,625
2026	13,367
2027	13,564
Thereafter	152,626
Total lease payments	232,349
Less imputed interest	(136,492)
Total lease liabilities as of March 31, 2022	$95,857

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

The Company’s income tax expense of $1.5 million and income tax benefit of $0.2 million reflect effective tax rates of 3.7% and 9.3% for the three months ended March 31, 2022 and 2021, respectively.

The difference between the expected statutory federal tax rate of 21.0% and the 3.7% effective tax rate for the three months ended March 31, 2022 was primarily attributable to income tax expense associated with changes in valuation allowance and shortfalls on stock-based compensation benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Net (Loss) Income Per Share

For the three months ended March 31, 2022 and 2021, basic (loss) income per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net (loss) income attributable to the Company	$(40,815)	$2,510
Net (loss) income used for diluted earnings per share	$(40,815)	$2,510

Denominator for basic (loss) income per share	337,123	280,604
Potentially dilutive shares from stock options, RSUs and warrants	—	17,305
Denominator for diluted (loss) income per share	337,123	297,909
Basic income (loss) per share	$(0.12)	$0.01
Diluted income (loss) per share	$(0.12)	$0.01

Shares of common stock issuable pursuant to stock options and warrants that would have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Anti-dilutive shares for outstanding options and RSUs	23,648	2,987

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

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022			2021
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$11,573	$6,812	$18,385	$7,269	$6,986	$14,255
Operating expenses	109,651	15,617	125,268	81,877	17,283	99,160
Operating loss	(98,078)	(8,805)	(106,883)	(74,608)	(10,297)	(84,905)
Unrestricted cash	78,189	33,717	111,906	31,109	10,569	41,678

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

Overview

Sorrento Therapeutics, Inc. (collectively, “Sorrento,” the “Company,” “we,” “us,” and “our”) is a clinical and commercial stage biopharmaceutical company developing next generation treatments for three major therapeutic areas: cancer, infectious disease and pain.

Cancer. Our best-in-category strategy is enabled by combining our fully human G-MAB™ antibody library with our ability to rapidly screen for highly potent and targeted treatments and to enhance the target product profile for these antibodies by leveraging our extensive proprietary immuno-oncology platforms such as immuno-cellular therapies (“DAR-T™”), antibody-drug conjugates (“ADCs”), oncolytic virus (“Seprehvec™”) and lymphatic drug delivery (“Sofusa™”).

Infectious Disease. We have applied our antibody capability in the fight against COVID-19. We are developing highly sensitive and rapid diagnostics, and multi-model treatments for the SARS-CoV-2 virus and its variants. Our diagnostics platforms include the COVIMARK™ lateral flow antigen test (launched as COVISTIX™ in Mexico and Brazil), COVITRACK, a LAMP-based pathogen nucleic acid detection assay, and the VIREX™ platform, which leverages existing worldwide manufacturing infrastructure for glucometers and glucose strip tests to provide affordable and highly scalable, next-generation diagnostic solutions for infectious diseases, liver cancer and other biomarkers. We are also focused on bringing forward effective therapeutic solutions, including a next generation protease inhibitor antiviral pill, COVISHIELD™ IN (neutralizing antibody nasal drops) and variant agnostic rescue therapies, FUJOVEE ™ (Abivertinib) and OQORY™ (mesynstromal stem cells).

Pain. We are focusing our efforts on non-opioid and non-addictive pain treatments. The flagship product of our pain programs, ZTlido®, is being marketed by Scilex Pharmaceuticals Inc. (“Scilex”), our majority-owned subsidiary. ZTlido was launched in October of 2018 as a prescription lidocaine topical product and has demonstrated superior adhesion and bioavailability compared to current lidocaine patches. Scilex has now built a full commercial organization, which includes sales, marketing, market access and medical affairs, and will leverage capability for the potential launch of next-generation products that are currently in development. The first of these product candidates, SEMDEXA™, is an injectable viscous gel formulation of a widely used corticosteroid designed to address the limitations associated with off label corticosteroid epidural injections. We announced positive final results for the Phase 3 trial for SEMDEXA™ in March 2022.

We are also developing Resiniferatoxin (“RTX”), a naturally occurring and ultra-potent transient receptor potential vanilloid-1 agonist. When injected peripherally, a sustained desensitization occurs, resulting in reduction of noxious chronic pain symptoms that can last for months. RTX has the potential to be a multi-indication franchise asset and is nearing pivotal studies in intractable pain associated with cancer and moderate to severe knee osteoarthritis pain.

Recent pipeline product development and business updates

•
In March 2022, we received FDA clearance to initiate a Phase 3 clinical trial of FUJOVEE™ (Abivertinib) in severe COVID-19 patients.
•
In March 2022, we received FDA clearance to initiate a Phase 1 clinical trial of COVISHIELD IN (STI-9199).
•
In March 2022, Scilex Holding Company (“Scilex Holding”), our majority-owned subsidiary, announced highly significant positive final results from its SP-102 (SEMDEXA™) Phase 3 Pivotal Trial C.L.E.A.R. Program.

•
In March 2022, Scilex Holding and Vickers Vantage Corp. I (Nasdaq: VCKA; VCKAW, VCKAU) (“VCKA”), a special purpose acquisition company, entered into a definitive business combination agreement. Upon closing of the transaction, which is expected to occur by the third quarter of 2022 and is subject to the approval of VCKA’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock and warrants of the combined company are expected to be listed on the Nasdaq under the ticker symbols “SCLX” and “SCLXW”, respectively.
•
In February 2022, we acquired Virex Health, Inc. (“Virex”). The consideration transferred totaled $11.4 million, including $6.8 million in cash, $0.1 million in transaction costs paid in cash and 1,281,662 shares of our common stock, or $4.5 million of consideration based on the Company's closing share price on February 1, 2022. In connection with the acquisition of Virex, we may pay up to $10.0 million in contingent consideration in a combination of cash and stock, subject to the achievement of certain regulatory milestones.

Impact of COVID-19 on Our Business

We are closely monitoring the COVID-19 pandemic and its potential impact on our business. In an effort to protect the health of our employees we continue to enforce standard safety protocols at our facilities and have implemented employee travel policies. For further information, refer to Part, II, Item 1A of this Quarterly Report on Form 10-Q and “Part I –Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues.

	Three Months Ended March 31,		Increase (decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Sorrento Therapeutics segment
Product revenues	$3,178	$37	$3,141	8489%
Service revenues	8,395	7,232	1,163	16%
Total revenues	$11,573	$7,269	$4,304	59%
Scilex segment
Product revenues	$6,812	$6,986	$(174)	(2%)
Total revenues	$18,385	$14,255	$4,130	29%

The increase in revenues in our Sorrento Therapeutics segment was attributed to $3.1 million in COVISTIX™ product sales during the three months ended March 31, 2022.

Cost of Revenues.

	Ended March 31,		Increase
	2022	2021	$	%
	(in thousands, except percentages)
Sorrento segment	$4,614	$2,534	$2,080	82%
Scilex segment	1,144	852	292	34%
Total cost of revenues	$5,758	$3,386	$2,372	70%

Cost of revenues relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

The increase in cost of revenues in our Sorrento Therapeutics segment was consistent with the growth in revenues.

The increase in cost of revenues in our Scilex segment was driven by higher gross sales volumes of ZTlido.

Research and Development (“R&D”) Expenses.

	Ended March 31,		Increase (decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Sorrento segment	$61,346	$41,114	$20,232	49%
Scilex segment	2,631	2,719	(88)	(3%)
Total research and development expenses	$63,977	$43,833	$20,144	46%

R&D expenses include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our COVID-19, SP-102, SP-103, RTX, oncolytic viruses, ADC and oncology programs. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses.

The increase in R&D expenses in our Sorrento Therapeutics segment was driven by higher headcount and increased clinical development costs across our various R&D programs.

The decrease in R&D expenses in our Scilex segment was driven by lower clinical development expenses.

Acquired In-process Research and Development Expenses.

Acquired in-process research and development expenses during the three months ended March 31, 2022 totaled $12.3 million, which included $11.7 million related to our acquisition of Virex.

Acquired in-process research and development expenses during the three months ended March 31, 2021 totaled $7.5 million and related to licensing arrangements entered into during the period.

Selling, General and Administrative (“SG&A”) Expenses.

	Ended March 31,		Increase (decrease)
	2022	2021	$	%
	(in thousands, except percentages)
Sorrento segment	$33,419	$30,618	$2,801	9%
Scilex segment	10,908	12,776	(1,868)	(15%)
Total sales, general and administrative expenses	$44,327	$43,394	$933	2%

SG&A expenses relate to salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

The increase in SG&A expenses in our Sorrento Therapeutics segment was attributed to increases in salary expenses, facilities expenses and professional fees as we have expanded our employee headcount and infrastructure since the same period of the prior year.

The decrease in SG&A expenses in our Scilex segment was attributed to lower professional fees.

Gain on Derivative Liabilities. Gain on derivative liabilities for the three months ended March 31, 2022 was $7.5 million compared to $2.2 million for the three months ended March 31, 2021 and was attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain on Marketable Investments. Gain on marketable investments reflects $68.5 million of unrealized gains related to the change in fair value of our shares of Celularity Inc. (“Celularity”).

Loss on debt extinguishment. In each of the three months ended March 31, 2022 and 2021, we recorded a loss on debt extinguishment of $4.8 million and $7.1 million, respectively, in connection with repurchases of outstanding principal on the Scilex Notes (as defined below).

Interest Expense, net. Interest expense for the three months ended March 31, 2022 and 2021 was $3.2 million and $2.4 million, respectively. The increase resulted from interest expense related to the ACEA significant debt arrangements as discussed below.

Income Tax Expense. Income tax expense for the three months ended March 31, 2022 was $1.5 million as compared to income tax benefit of $0.2 million for the three months ended March 31, 2021. The increase in income tax expense was primarily attributable to changes in valuation allowance and shortfalls on stock-based compensation benefits.

Net Loss (Income) . Net loss (income) for the three months ended March 31, 2022 and 2021 was $40.5 million and $2.4 million, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had $111.9 million in cash and cash equivalents. We have principally financed our operations through the liquidation of our short-term investments, underwritten public offerings and private debt and equity financings, as we have not generated any significant product related revenue from our principal operations to date. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally.

We will seek to raise additional funds through various potential sources, such as the liquidation of our marketable investments, equity and debt financings or through corporate collaboration, grant agreements and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we: (i) advance our product pipeline and other product candidates into clinical trials, (ii) continue our development of, and seek regulatory approvals for, our product candidates in clinical trials, (iii) expand our corporate infrastructure, (iv) incur our share of joint venture and collaboration costs, and (v) expand our business through the acquisition of new businesses, technologies and license agreements.

Marketable Investments

As of March 31, 2022, we owned 19,922,124 shares of Class A Common Stock of Celularity (Nasdaq: CELU) that are subject to transfer restrictions, the latest of which is set to expire 365 days after July 16, 2021. We also owned 500,000 shares of Class A common Stock of Celularity not subject to transfer restrictions.

Equity Offerings

In December 2021, we amended the amended and restated sales agreement (as amended, the “ATM Sales Agreement”) whereby we may issue and sale shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, through Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, as sales agents, to increase the amount of shares of our common stock that we may sell thereunder by an additional $5.0 billion in shares of our common stock. During the first quarter of 2022, we sold an aggregate of 58,875,143 shares of our common stock pursuant to the ATM Sales Agreement for aggregate net proceeds to us of approximately $164.4 million. Subsequent to March 31, 2022 and through April 29, 2022, we sold an aggregate of 15,064,368 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $28.4 million.

Scilex Notes

During the quarter ended March 31, 2022, Scilex Pharma repurchased $21.6 million in principal amount of the Scilex Notes. As of March 31, 2022, the aggregate principal amount of the Scilex Notes totaled $112.4 million.

Bridge Loan Agreement (“Bridge Loan”)

On February 16, 2022, we entered into a Bridge Loan pursuant to which we borrowed $45.0 million. The Bridge Loan bears no interest and will mature on June 16, 2022. Upon the occurrence, and during the continuance, of an “Event of Default”, the Bridge Loan shall bear interest at the rate of 15% per annum. During the three months ended March 31, 2022, we repaid $10.0 million of the Bridge Loan. We repaid $10.0 million of the Bridge Loan in April 2022.

ACEA Significant Debt Arrangements

The outstanding principal amount under ACEA significant debt arrangements assumed in connection with our 2021 acquisition of ACEA was $30.4 million as of March 31, 2022. The ACEA significant debt arrangements are comprised of a series of loans with maturity dates that range from August 15, 2023 to August 15, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

Contingent Consideration

We have contingent consideration obligations in connection with certain acquisition and licensing transactions that are contingent upon achieving certain specified milestones or the occurrence of certain events. Upon the achievement of such milestones or the occurrence of such events, we will be obligated to make certain cash or stock payments in accordance with the terms of such acquisition and license agreements.

Cash Flow Summary

	March 31, 2022	March 31, 2021
	(in thousands)
Net cash provided by (used by)
Operating activities	$(83,360)	$(48,057)
Investing activities	(13,664)	(2,006)
Financing activities	173,369	35,357

Use of Cash

Cash Flows from Operating Activities. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities as we seek to expand and support our clinical and preclinical development and research activities, support the commercial launch of our products and fund our joint ventures, collaborations and other third-party agreements.

Cash Flows from Investing Activities. Net cash used by investing activities was $6.5 million and related to the Virex acquisition consideration paid in cash, approximately $2.6 million primarily attributed to expenditures on laboratory equipment, and $4.5 million related to other acquisitions and investments.

Cash Flows from Financing Activities. During the first quarter of 2022, we received $164.4 million from sales of shares of our common stock pursuant to the ATM Sales Agreement, proceeds from short-term debt of $57.1 million and proceeds of $0.1 million from common stock option exercises. We repaid an aggregate of $21.6 million of the principal of the Scilex Notes, of which $15.2 million was attributed to principal included within financing activities and $6.4 million was attributed to effective interest included in operating activities. We also repaid $33.1 million in other short-term debt.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, and there have been no material changes during the three months ended March 31, 2022.

Material Cash Requirements

As of March 31, 2022, there were no material changes outside of the ordinary course of business, in our outstanding material contractual obligations from those disclosed under the heading “Material Cash Requirements” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, as a result of our former Chief Financial Officer`s passing in early 2022 as well as other considerations, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental accounting areas. As a result, we identified certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities and leases did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2021.

To remediate the material weakness described above and to prevent similar deficiencies in the future, we are currently evaluating additional controls and procedures, which may include, but are not limited to:

• engaging additional independent third-party technical consultants to assist in performing the accounting analysis of complex transactions in the above mentioned accounting areas;

• recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s review significant activities in the above-mentioned accounting areas; and

• conducting additional training for staff involved in the transactions in the above-mentioned accounting areas.

Our management will continue to improve the respective process and controls over the accounting areas affected by the identified material weakness. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except for the controls and procedures being evaluated as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officer concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Litigation” set forth in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $1,427.4 million and $1,386.6 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-8282 (COVI-MSC) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., Scilex Holding Company (“Scilex Holding”) and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our plan to complete the transaction contemplated by the business combination agreement between Scilex Holding Company and Vickers Vantage Corp. I is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all and may not achieve the intended benefits, and will involve significant time, expense and management attention, any of which could negatively impact our businesses, financial condition and results of operations.

While we have previously announced that our majority owned subsidiary, Scilex Holding Company, entered into an agreement and plan of merger (the “Business Combination Agreement”) with Vickers Vantage Corp. I, a Cayman Islands exempted company (“Vickers”) and Vantage Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Vickers (“Merger Sub”), there is no assurance that the transaction will be consummated. If the transactions contemplated by the Business Combination Agreement are not completed on favorable terms or at all, or during the prescribed time period set forth in the Business Combination Agreement, we may experience negative reactions from the financial markets and from our stockholders. Moreover, even if the business combination is ultimately completed, there is no assurance that we will realize the intended benefits from such transaction. Further, we will be required to devote significant management and employee attention and resources to matters relating to the business combination. These matters have the potential to disrupt us from conducting business operations or pursuing other business strategies and could adversely affect our business, financial condition, results of operations and cash flows.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our financial condition and results of operations.

The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. We evaluate goodwill and indefinite-lived intangible assets for impairment annually in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. We evaluate finite-lived intangible assets and long-lived assets for impairment if events or changes in circumstances indicate that the carrying value of the long-lived asset may not be recoverable. The assessment of impairment involves significant judgment and projections about future performance.

Future declines in the results of our acquisitions and other factors could cause us to record an impairment of all or a portion of the relevant goodwill in the future. We may not be able to achieve our business targets for businesses we previously acquired or will acquire in the future, which could result in our incurring additional goodwill and other intangible assets impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of our goodwill based on the quantitative assessment performed.

Moreover, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although it is unclear whether this decision may be appealed, the State of California is currently precluded from enforcing AB 979.

We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as required by SB 826, and our board of directors does not currently satisfy the quota required under SB 826. A failure to comply with SB 826 could result in fines from the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of SB 826, and our reputation may be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 3, 2022 to April 29, 2022, our closing stock price ranged from $1.51 to $4.90 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of March 31, 2022, 35.6 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 21.5 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $6.16 per share, 2.8 million shares of our common stock were subject to outstanding restricted stock units, 4.1 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 7.2 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As a result of the material weakness, we are in the process of evaluating remediation measures including, but not limited to, engagement of: (1) engaging additional independent third-party technical consultants to assist in performing the accounting analysis of complex transactions in the above mentioned accounting areas; (2) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s review significant activities in the above-mentioned accounting areas; and (3) conducting additional training for staff involved in the transactions in the above-mentioned accounting areas.. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weakness in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1*^

Agreement and Plan of Merger, dated January 14, 2022, by and among Sorrento Therapeutics, Inc., VH Merger Sub I, Inc., VH Merger Sub II, LLC, Virex Health, Inc. and Fortis Advisors LLC, as representative of the stockholders of Virex Health, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 17, 2022).

2.2*

Agreement and Plan of Merger, dated as of March 17, 2022, by and among Vickers Vantage Corp. I, Vantage Merger Sub Inc. and Scilex Holding Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022.).

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

10.1	Bridge Loan Agreement, dated as of February 16, 2022, by and between Sorrento Therapeutics, Inc. and B. Riley Commercial Capital, LLC.

10.2#	Outside Director Compensation Policy.

10.3

Sponsor Support Agreement, dated as of March 17, 2022, by and among Vickers Vantage Corp. I and each of the Persons set forth on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022).

10.4

Company Stockholder Support Agreement, dated as of March 17, 2022, by and among Sorrento Therapeutics, Inc., Scilex Holding Company and Vickers Vantage Corp. I. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022).

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

^ Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) information that the Registrant treats as private or confidential. The Registrant hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the SEC.

# Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	May 5, 2022	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer, President and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)