Form 10-Q
period 2022-09-30
Sorrento Therapeutics, Inc.
filed 2022-11-08
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 4, 2022 was 471,880,267.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$70,686	$36,665
Marketable investments	47,175	90,217
Accounts receivables, net	24,190	18,715
Inventory	17,961	8,106
Prepaid expenses	7,937	11,804
Other current assets	9,008	7,482
Total current assets	176,957	172,989
Property and equipment, net	43,634	41,325
Operating lease right-of-use assets	85,261	85,173
Intangibles, net	171,440	259,705
Goodwill	80,199	79,525
Equity investments	55,605	51,271
Other assets, net	2,518	4,830
Total assets	$615,614	$694,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,391	$27,414
Accrued payroll and related benefits	29,197	21,503
Accrued expenses	59,764	37,975
Current portion of deferred revenue	281	1,108
Current portion of operating lease liabilities	13,373	11,539
Current portion of contingent consideration	397	397
Acquisition consideration	7,670	7,537
Current portion of debt	52,907	31,980
Total current liabilities	201,980	139,453
Long-term debt, net of discount	17,800	110,627
Deferred tax liabilities, net	1,744	2,426
Deferred revenue	117,224	118,942
Derivative liabilities	—	35,700
Operating lease liabilities	84,133	83,431
Contingent consideration	57,249	124,349
Other long-term liabilities	5,278	1,761
Total liabilities	$485,408	$616,689
Commitments and contingencies (See Note 10)
Equity:
Sorrento Therapeutics, Inc. equity
Common stock, $0.0001 par value 750,000,000 shares authorized and 468,290,927 and 314,573,225 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	47	32
Additional paid-in capital	1,916,794	1,513,758
Accumulated other comprehensive income	226	1,026
Accumulated deficit	(1,735,755)	(1,386,604)
Treasury stock, 7,568,182 shares at cost at September 30, 2022, and December 31, 2021	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity	131,848	78,748
Noncontrolling interests	(1,642)	(619)
Total equity	130,206	78,129
Total liabilities and stockholders’ equity	$615,614	$694,818

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product revenues	$13,649	$7,562	$32,231	$22,439
Service revenues	3,751	4,500	15,014	17,389
Total revenues	17,400	12,062	47,245	39,828
Operating costs and expenses:
Cost of products sold	7,283	1,172	15,638	2,549
Cost of services	985	2,215	4,092	7,345
Research and development	67,989	49,448	180,182	147,787
Acquired in-process research and development	—	11,125	12,272	23,608
Selling, general and administrative	50,159	48,489	142,873	142,176
Intangible amortization	1,127	1,000	3,196	3,105
(Decrease) increase on contingent consideration	(700)	—	(67,100)	100
Loss on impairment of intangible assets	—	—	90,780	—
Total operating costs and expenses	126,843	113,449	381,933	326,670
Loss from operations	(109,443)	(101,387)	(334,688)	(286,842)
Gain (loss) on derivative liabilities	500	(1,800)	5,300	100
(Loss) gain on marketable investments	(16,084)	(13,483)	(43,042)	17,047
Gain (loss) on debt extinguishment	33,433	—	27,701	(6,695)
Gain (loss) on foreign currency exchange	610	(300)	445	(841)
Interest expense, net	(792)	(2,900)	(6,355)	(7,282)
Other income (loss)	74	97	(609)	53
Loss before income tax	(91,702)	(119,773)	(351,248)	(284,460)
Income tax (expense) benefit	(1,015)	386	(602)	(461)
Gain (loss) on equity method investments	62	164	3	(277)
Net loss	(90,625)	(119,995)	(350,643)	(284,276)
Net loss attributable to noncontrolling interests	(1,049)	(192)	(1,492)	(368)
Net loss attributable to Sorrento	$(89,576)	$(119,803)	$(349,151)	$(283,908)
Net loss per share - basic per share attributable to Sorrento	$(0.20)	$(0.40)	$(0.88)	$(0.98)
Net loss per share - diluted per share attributable to Sorrento	$(0.20)	$(0.40)	$(0.88)	$(0.98)
Weighted-average shares used during period - basic shares attributable to Sorrento	451,621	299,276	397,601	290,029
Weighted-average shares used during period - diluted shares attributable to Sorrento	451,621	299,276	397,601	290,029

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(90,625)	$(119,995)	$(350,643)	$(284,276)
Other comprehensive income:
Foreign currency translation adjustments	(611)	22	(800)	635
Total other comprehensive (loss) income	(611)	22	(800)	635
Comprehensive loss	(91,236)	(119,973)	(351,443)	(283,641)
Comprehensive loss attributable to noncontrolling interests	(1,049)	(192)	(1,492)	(368)
Comprehensive loss attributable to Sorrento	$(90,187)	$(119,781)	$(349,951)	$(283,273)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2021	314,573	$32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129
Issuance of common stock under equity compensation plans	438	—	—	—	132	—	—	—	132
Issuance of common stock for equity offerings	58,875	6	—	—	164,431	—	—	—	164,437
Acquisitions consideration paid in equity	1,282	—	—	—	4,435	—	—	—	4,435
Stock-based compensation	—	—	—	—	20,854	—	—	—	20,854
Foreign currency translation adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Net (loss) income	—	—	—	—	—	—	(40,815)	275	(40,540)
Balance, March 31, 2022	375,168	$38	7,568	$(49,464)	$1,703,610	$(223)	$(1,427,419)	$(344)	$226,198
Issuance of common stock under equity compensation plans	544	—	—	—	668	—	—	—	668
Issuance of common stock for equity offerings	60,707	6	—	—	104,163	—	—	—	104,169
Stock-based compensation	—	—	—	—	18,369	—	—	—	18,369
Changes to noncontrolling interests	—	(26)	—	—	—	—	—	4,802	4,776
Foreign currency translation adjustment	—	—	—	—	—	1,060	—	—	1,060
Net loss	—	—	—	—	—	—	(218,760)	(718)	(219,478)
Balance, June 30, 2022	436,419	$18	7,568	$(49,464)	$1,826,810	$837	$(1,646,179)	$3,740	$135,762
Issuance of common stock under equity compensation plans	305	—	—	—	20	—	—	—	20
Issuance of common stock for equity offerings	31,567	3	—	—	71,426	—	—	—	71,429
Other acquisitions, license agreements and investments paid in equity	—	26	—	—	5	—	—	—	31
Stock-based compensation	—	—	—	—	18,533	—	—	—	18,533
Changes to noncontrolling interests	—	—	—	—	—	—	—	(4,333)	(4,333)
Foreign currency translation adjustment	—	—	—	—	—	(611)	—	—	(611)
Net loss	—	—	—	—	—	—	(89,576)	(1,049)	(90,625)
Balance, September 30, 2022	468,291	$47	7,568	$(49,464)	$1,916,794	$226	$(1,735,755)	$(1,642)	$130,206

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2020	275,286	$28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	500	—	—	—	5,394	—	—	—	5,394
Issuance of common stock upon exercise of warrants	2,550	—	—	—	9,050	—	—	—	9,050
Issuance of common stock for equity offerings	3,901	1	—	—	42,208	—	—	—	42,209
Other acquisitions, license agreements and investments paid in equity	851	—	—	—	7,500	—	—	—	7,500
Changes to noncontrolling interests from increased ownership in Scilex Holding	2,567	—	—	—	(23,963)	—	—	23,963	—
Stock-based compensation	—	—	—	—	23,660	—	—	—	23,660
Foreign currency translation adjustment	—	—	—	—	—	(75)	—	—	(75)
Net income (loss)	—	—	—	—	—	—	2,510	(92)	2,418
Balance, March 31, 2021	285,655	$29	7,568	$(49,464)	$1,236,195	$445	$(955,769)	$(549)	$230,887
Issuance of common stock under equity compensation plans	300	—	—	—	1,377	—	—	—	1,377
Issuance of common stock for equity offerings	5,886	1	—	—	50,751	—	—	—	50,752
Equity issued for the acquisition of ACEA Therapeutics, Inc.	5,519	—	—	—	42,168	—	—	—	42,168
Other acquisitions, license agreements and investments paid in equity	615	—	—	—	5,378	—	—	—	5,378
Stock-based compensation	—	—	—	—	20,984	—	—	—	20,984
Foreign currency translation adjustment	—	—	—	—	—	688	—	—	688
Net loss	—	—	—	—	—	—	(166,615)	(84)	(166,699)
Balance, June 30, 2021	297,975	$30	7,568	$(49,464)	$1,356,853	$1,133	$(1,122,384)	$(633)	$185,535
Issuance of common stock under equity compensation plans	337	—	—	—	1,281	—	—	—	1,281
Issuance of common stock for equity offerings	5,056	1	—	—	41,917	—	—	—	41,918
Other acquisitions, license agreements and investments paid in equity	99	—	—	—	812	—	—	—	812
Other changes to noncontrolling interests	—	—	—	—	—	—	—	651	651
Stock-based compensation	—	—	—	—	21,103	—	—	—	21,103
Foreign currency translation adjustment	—	—	—	—	—	22	—	—	22
Net loss	—	—	—	—	—	—	(119,803)	(192)	(119,995)
Balance, September 30, 2021	303,467	$31	7,568	$(49,464)	$1,421,966	$1,155	$(1,242,187)	$(174)	$131,327
See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended September 30,
Operating activities	2022	2021
Net loss	$(350,643)	$(284,276)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,892	9,603
Non-cash operating lease cost	2,997	3,057
Non-cash interest expense and amortization of debt issuance costs	5,382	5,899
Payment on notes attributed to accreted interest related to the debt discounts	(22,057)	(11,791)
Acquired in-process research and development	12,271	23,608
Stock-based compensation	57,617	67,509
(Gain) loss on debt extinguishment	(27,701)	6,695
(Gain) on derivative liabilities	(5,300)	(100)
Loss (gain) on marketable investments	43,042	(17,047)
(Gain) loss on equity method investments	(3)	277
(Gain) loss on contingent consideration	(67,100)	100
Loss on impairment of intangible assets	90,780	—
Deferred income taxes	(682)	(1,834)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(5,402)	(697)
Inventory	(4,496)	(5,427)
Accrued payroll	7,833	(4,941)
Prepaid expenses, deposits and other assets	4,654	(631)
Accounts payable	5,710	(3,549)
Accrued expenses and other liabilities	20,780	35,589
Deferred revenue	(2,544)	417
Right-of-use assets, operating leases	(549)	(32,509)
Other	—	364
Net cash used for operating activities	(225,519)	(209,684)
Investing activities
Proceeds from sale of marketable investment	—	124,113
Purchases of property and equipment	(9,133)	(6,662)
ACEA acquisition consideration paid in cash, net of cash acquired	—	(754)
Virex Health acquisition consideration paid in cash, net of cash acquired	(6,544)	—
Other acquisitions and investments considerations paid in cash, net of cash acquired	(7,807)	(34,645)
Net cash (used for) provided by investing activities	(23,484)	82,052
Financing activities
Proceeds from equity offerings, net of issuance costs	340,036	134,878
Proceeds from short-term debt, net of issuance costs	98,560	35,053
Proceeds from exercises of stock options and warrants	825	13,255
Repayments of debt and other obligations	(152,783)	(72,711)
Net cash provided by financing activities	286,638	110,475
Net change in cash, cash equivalents and restricted cash	37,635	(17,157)
Net effect of exchange rate changes on cash	(3,614)	428
Cash, cash equivalents and restricted cash at beginning of period	36,665	56,464
Cash, cash equivalents and restricted cash at end of period	$70,686	$39,735
Supplemental disclosures:
Cash paid during the period for:
Interest	665	86
Income Taxes	29	1,200
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests from increased ownership in Scilex Holding	—	23,963
ACEA acquisition consideration paid in equity	—	42,168
Virex Health acquisition consideration paid in equity	4,435	—
Deferred consideration for intangible asset acquisition	3,650	—
Other acquisitions, license agreements and investments paid in equity	—	13,689
Property and equipment costs incurred but not paid	753	1,162
Short-term debt	—	7,304

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Significant Accounting Policies

During the nine months ended September 30, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Scilex Pharmaceuticals Inc. product sales	$11,377	$7,525	$26,115	$22,313
Sorrento Therapeutics, Inc. product revenues	2,272	37	6,116	126
Net product revenues	$13,649	$7,562	$32,231	$22,439
Concortis Biosystems Corporation	$1,818	$3,164	$8,435	$12,094
Bioserv Corporation	540	968	2,007	3,549
Other service revenues	1,393	368	4,572	1,746
Service revenues	$3,751	$4,500	$15,014	$17,389

The Company recorded $1.8 million in other service revenues associated with Celularity Inc. (“Celularity”) for the nine months ended September 30, 2022. The Company held an ownership interest of approximately 14.1% of Celularity on a non-diluted basis at September 30, 2022. See Note 4 for details.

Inventory

The Company had $12.5 million in finished goods and $5.5 million in raw materials and other inventory at September 30, 2022. The Company had $4.7 million in finished goods and $3.3 million in raw materials and other inventory at December 31, 2021.

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

The Company has plans in place to obtain sufficient additional fundraising to fulfill its operating, debt servicing and capital requirements for the next 12 months. The Company’s plans include continuing to fund its and its subsidiaries' operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. Although management believes such plans, if executed, should provide the Company sufficient financing to meet its needs, successful completion of such plans is dependent on factors outside of the Company’s control. As such, management cannot conclude that such plans will be effectively implemented within one year after the date that the financial statements are issued. As a result, management has concluded that the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.

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

3. Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$47,175	$47,175	$—	$—
Total assets	$47,175	$47,175	$—	$—
Liabilities:
Current portion of contingent consideration	$397	$—	$—	$397
Contingent consideration - non-current	57,249	—	—	57,249
Total liabilities	$57,646	$—	$—	$57,646

	Fair Value Measurements at December 31, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$90,217	$2,560	$—	$87,657
Total assets	$90,217	$2,560	$—	$87,657
Liabilities:
Derivative liabilities - non-current	$35,700	$—	$—	$35,700
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	124,349	—	—	124,349
Total liabilities	$160,446	$—	$—	$160,446

Marketable Investments

As disclosed in Note 4, the Company holds 20,422,124 shares of Class A Common Stock of Celularity, of which 19,922,124 shares were subject to certain transfer restrictions as of December 31, 2021. The transfer restrictions lapsed on July 16, 2022. The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period. Prior to July 16, 2022, the shares subject to transfer restrictions were adjusted for a discount for lack of marketability. As of July 16, 2022, the shares previously subject to transfer restrictions were transferred to Level 1 due to the use of the quoted market price to measure fair value.

Changes in fair value of the Company’s investment in Celularity since December 31, 2021 are as follows (Level 3):

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$87,657
Change in fair value measurement of Restricted Shares	(26,098)
Transfer from Level 3 to Level 1	(61,559)
Ending Balance at September 30, 2022	$—

Contingent Consideration

During the three and nine months ended September 30, 2022, the Company recorded a gain of $0.7 million and $67.1 million, respectively, which related to the change in fair value of the contingent consideration associated with its acquisition of ACEA Therapeutics, Inc. (“ACEA”) (See Note 6 for details). The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included revenue projections, a discount rate of 23.0% as of September 30, 2022, and estimated probabilities of successful commercialization.

Changes in estimated fair value of contingent consideration liabilities since December 31, 2021 are as follows (Level 3):

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$124,746
Change in fair value measurement	(67,100)
Ending Balance at September 30, 2022	$57,646

Derivative liabilities

The Company recorded a gain on derivative liability of $0.5 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, which related to the derivative liability associated with the Scilex Notes (as defined in Note 7). The fair value of the derivative liability associated with the Scilex Notes decreased by $30.4 million immediately after the entry into the Indenture Amendment (as defined in Note 7) associated with the Scilex Notes on June 2, 2022 (see Note 7 for additional details). The Indenture Amendment was accounted for as troubled debt restructuring; therefore, the carrying amount of the Scilex Notes, net, was adjusted to reflect the aforementioned change in fair value of the derivative liability. The fair value of the derivative liability associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model including consideration of the terms of the Indenture Amendment. Significant Level 3 assumptions used in the measurement included a 6.1% risk adjusted net sales forecast and an effective debt yield of 21.5% as of June 30, 2022. The Scilex Notes were fully extinguished in September 2022 (see Note 7 for additional details) and, as such, there were no remaining derivative liabilities as of September 30, 2022.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022:

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$35,700
Change in fair value measurement	(35,700)
Ending Balance at September 30, 2022	$—

4. Investments

As of September 30, 2022, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. (“Deverra”) and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc., Aardvark Therapeutics, Inc. (“Aardvark”) and Elsie Biotechnologies, Inc. (“Elsie”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

Celularity

As of September 30, 2022, the Company owned 20,422,124 shares of Class A Common Stock of Celularity. During the three and nine months ended September 30, 2022, the Company recorded unrealized losses on marketable investments of $16.1 million and $43.0 million, respectively, in connection with the changes in fair value of its shares of Celularity Class A Common Stock. The Company’s investment in Celularity is included within marketable investments under current assets within its consolidated balance sheets.

Aardvark

In 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Aardvark was $10.0 million as of each of September 30, 2022 and December 31, 2021. Tien Lee, MD, a member of the board of directors of Scilex Holding Company (“Scilex Holding”), a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Board of Directors of the Company, is a member of the advisory board of Aardvark.

Elsie

In 2021, the Company paid $10.0 million in cash for an aggregate of 10,000,000 shares of Series A Preferred Stock of Elsie Biotechnologies, Inc. (“Elsie”). The Company accounts for its investment in Elsie as an equity investment without a readily determinable fair value and carries its investment in Elsie at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Elsie was $10.0 million as of each of September 30, 2022 and December 31, 2021. In connection with the Company's purchase of Series A Preferred Stock of Elsie, Dr. Henry Ji, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, was appointed to the board of directors of Elsie.

NANTibody

As of September 30, 2022, the Company’s investment in NANTibody had a carrying value of zero due to the Company’s share of cumulative losses. NANTibody recorded a net loss of $0.8 million for the three months ended June 30, 2022. As of June 30, 2022, NANTibody had $2.4 million in current assets, $10.9 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantStem

As of September 30, 2022, the carrying value of the Company’s investment in NantStem was approximately $18.8 million. NantStem recorded net income of $0.7 million for the three months ended June 30, 2022. As of June 30, 2022, NantStem had $84.5 million in current assets, no current liabilities, $0.5 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

5. Goodwill and Intangible Assets

Goodwill totaled $80.2 million as of September 30, 2022. Goodwill for the Sorrento Therapeutics segment and the Scilex segment was $73.5 million and $6.7 million, respectively, as of September 30, 2022. As of September 30, 2022, intangible assets with indefinite useful lives totaling $127.7 million are included in acquired in-process research and development (“IPR&D”) in the table below.

Goodwill and intangible assets are assessed annually for impairment on October 1 and more frequently whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. In June 2022, the Company decided to pause for future evaluation the development of Abivertinib, which was acquired from ACEA in 2021 (see Note 6 for details), for the treatment of hospitalized COVID-19 patients. This event led to an assessment to determine if an impairment occurred for the associated IPR&D assets in the second quarter of 2022. Based on a quantitative analysis for impairment performed at June 30, 2022, the Company determined that approximately $90.8 million associated with the IPR&D assets, which are in the Sorrento Therapeutics segment, had been impaired and recorded within the loss on impairment of intangible assets in the consolidated statement of operations during the second quarter of 2022. The quantitative analysis is considered a Level 3 non-recurring fair value measurement and is based on the discounted cash flow method that estimates the present value of risk adjusted projected cash flow derived from the IPR&D assets using a discount rate of 16% at June 30, 2022. As of September 30, 2022, the Abivertinib development program associated with COVID-19 treatment remained paused and under evaluation, and the Company did not identify any indicators of additional impairment as of September 30, 2022. The Company performed an evaluation of goodwill, including a qualitative analysis considering the overall market capitalization of the Company in comparison to the carrying value of the Company's reporting units at September 30, 2022, and it determined that it was not more likely than not that an impairment of goodwill existed at either of the reporting units at September 30, 2022.

A summary of the Company’s identifiable intangible assets as of September 30, 2022 and December 31, 2021 is as follows (in thousands, except for years):

		September 30, 2022			December 31, 2021
September 30, 2022	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,472	$113	$1,585	$1,453	$132
Acquired technology	19	3,410	1,544	1,866	3,410	1,412	1,998
Acquired in-process research and development	—	127,650	—	127,650	218,430	—	218,430
Technology placed in service	15	21,940	5,851	16,089	21,940	4,754	17,186
Patent rights	15	32,720	12,918	19,802	32,720	11,283	21,437
Assembled workforce	5	605	434	171	605	343	262
Internally developed software	2	520	390	130	520	260	260
Acquired licenses	15	5,711	92	5,619	—	—	—
Total intangible assets		$194,141	$22,701	$171,440	$279,210	$19,505	$259,705

Aggregate amortization expense was $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. Aggregate amortization expense was $3.2 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at September 30, 2022 is as follows (in thousands):

Years Ending December 31,	Amount
2022 (Remaining three months)	$1,127
2023	4,416
2024	4,239
2025	4,214
2026	4,214
Thereafter	25,580
Total expected future amortization	$43,790

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

The transaction was accounted for as an asset acquisition since the Initial Licensed Product was approved and made available in the United States in 2020 and substantially all the value of the gross assets was concentrated in a single asset, which is the Initial Licensed Product. In connection with the License Agreement, Scilex Holding recorded an intangible asset for the acquired license of $5.7 million, which is comprised of the upfront license fee of $2.0 million and a deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. The contingent sales milestones and sale volume-based future royalties were determined to meet a scope exception for derivatives under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and not to be probable at either June 30 or September 30, 2022; therefore, they were not recognized as a liability or included in the fair value of the asset as of each of June 30 and September 30, 2022. The Company determined the useful life of the intangible asset to be 15 years, which approximates the life of the licensed patents covering the Initial Licensed Product.

Zhengzhou Fortune Bioscience Co., Ltd.

In May 2022, the Company completed an acquisition of 51% of the equity interests of Zhengzhou Fortune Bioscience Co., Ltd (“ZFB”) for $5.0 million in cash under a joint venture agreement and equity subscription agreement, as amended (collectively, the “ZFB Agreements”). ZFB is a manufacturer in China of lateral flow diagnostic tests, including COVISTIX, the Company’s COVID-19 virus rapid antigen detection test kit currently being sold in Mexico. Under the ZFB Agreements, the Company has the option to acquire from the minority equity holder the remaining 49% of the aggregate equity interests of ZFB for $50.0 million before

December 31, 2022 (the “Subsequent Transaction”). If the Subsequent Transaction does not occur, the Company or ZFB may terminate the ZFB Agreements, and the Company’s 51% of equity interest in ZFB will be redeemed by ZFB for $5.0 million. In September 2022, the Company entered an amendment (the “Amendment”) to the ZFB Agreements, pursuant to which, among other things, the Company’s equity interest in ZFB was reduced from 51% to 49% through a transfer of 2% of the Company’s equity interest in ZFB to the other shareholder of ZFB for a payment of $0.2 million and the Company’s representation on ZFB’s board of directors was reduced from three out of five total directors to two out of five total directors. The transfer of the 2% of the equity interest of ZFB was completed, and the Company received $0.2 million from the other shareholder of ZFB in September 2022.

In May 2022, the Company determined that it holds a variable interest in ZFB at completion of the acquisition of 51% of the equity interest in ZFB, which is determined to be a variable interest entity (“VIE”). The Company further determined that it was the primary beneficiary of the VIE because the Company had control over ZFB through its control over ZFB’s board of directors, had ownership of a majority of voting equity interests and had other sole decision-making rights under the ZFB Agreements to direct the most important activities of ZFB. The Company accounted for the transaction as a business combination and applied the acquisition method of accounting. The initial purchase price of $0.2 million represented $5.0 million cash consideration, net of $4.8 million in pre-acquisition inter-company payables to ZFB that were preliminarily deemed settled upon acquisition. The preliminary allocation of the purchase price consisted of $10.4 million of fair value of assets acquired including $1.9 million of goodwill and intangibles and $5.5 million of liabilities assumed. The fair value of non-controlling interest of $4.8 million at acquisition date was derived from the $5.0 million consideration paid for the 51% equity interest in ZFB, which was deemed to approximate the fair value.

Upon execution of the Amendment and completion of the 2% equity interest transfer in September 2022, the Company determined that it is no longer the primary beneficiary of ZFB as a VIE because it lost control over ZFB. As a result of this assessment, the Company derecognized all of ZFB's assets and liabilities from the Company’s consolidated financial statements, recorded the Company’s 49% retained equity interest at its fair value of $4.8 million at September 30, 2022 and recorded a gain from the deconsolidation of $0.3 million in the three and nine month periods ended September 30, 2022. Upon deconsolidation, the Company also recorded a payable to ZFB of $5.3 million that was previously considered an intercompany payable at the time of the consolidation. Subsequent to the deconsolidation, the Company determined it has significant influence over ZFB’s operating and financial policies and recorded its 49% equity interest as an equity method investment at September 30, 2022.

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

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of September 30, 2022. The Company fully expensed an amount of $11.7 million, representing the consideration transferred, net of short-term liabilities assumed, to acquired IPR&D.

2021 Acquisitions

Acquisition of ACEA

On June 1, 2021, the Company completed the acquisition of ACEA, which is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib. The final purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021, and resulted in separate and distinct intangible assets comprised of acquired IPR&D of $190.8 million, of which $90.8 million associated with Abivertinib for the treatment of hospitalized COVID-19 patients was deemed impaired and written off during the second quarter of 2022 (see Note 5 for details), goodwill of $36.0 million, fair value of debt assumed of approximately $32.1 million, deferred tax liabilities of $31.4 million and other net assets of approximately $2.9 million. Pursuant to the terms of the merger agreement entered into with ACEA, a portion of the upfront consideration equal to $38.1 million was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5.5 million shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955. The Indebtedness Shares are subject to a true-up, as set forth in the merger agreement entered into with ACEA, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021. The Company recorded $7.5 million associated with the true-up as a current liability at September 30, 2022.

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

Effective February 14, 2022, Scilex Pharma issued to the Company a draw notice under the irrevocable standby letter of credit issued by the Company to Scilex Pharma as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021 were less than a specified sales threshold for such period. As a result of the draw notice being issued, the Company paid to Scilex Pharma $35.0 million in a single lump-sum amount as a subordinated loan. In February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to $20.0 million.

On June 2, 2022, the Company and Scilex Pharma entered into a Consent Under and Amendment No. 4 to Indenture (the “Indenture Amendment”) with U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) and the Scilex Note Purchasers. Pursuant to the Indenture Amendment, (1) on June 3, 2022, Scilex Pharma repurchased approximately $41.4 million of the aggregate principal amount of the outstanding Scilex Notes at 100% of the principal amount thereof, (2) the Scilex Note Purchasers agreed that Scilex Pharma can repurchase the remaining principal amount of the Scilex Notes at any time on or before September 30, 2022 for $41.4 million (subject to reduction for any quarterly royalty payments) and upon such repurchase the Scilex Note Purchasers will forgive and discharge $28.0 million of the aggregate principal amount of the Scilex Notes (the “Early Paydown Provision”), (3) the minimum cash requirement under the Indenture was reduced to $5.0 million in aggregate unrestricted cash equivalents at the end of each calendar month, and (4) the maximum aggregate principal amount of that certain Intercompany Promissory Note issued by Scilex Pharma to the Company on October 5, 2018 was increased from up to $25.0 million to up to $50.0 million. The Company concluded that the Indenture Amendment was a troubled debt restructuring for accounting purposes. The future undiscounted cash flows of the Scilex Notes were higher than the carrying value of the Scilex Notes at the time of the entry into the Indenture Amendment, and accordingly, no gain was recognized in the quarter ended June 30, 2022. Due to a decrease of $30.4 million in the fair value of the Scilex Notes Derivative caused by the Indenture Amendment, the carrying value of the Scilex Notes was increased by $30.4 million, totaling $74.9 million at June 30, 2022.

In September 2022, Scilex Pharma exercised the Early Paydown Provision to fully extinguish the Scilex Notes. In August and September 2022, the Company made principal payments towards the outstanding Scilex Notes totaling $1.7 million and $39.7 million, respectively. Pursuant to the Indenture Amendment, $28.0 million of principal amount on the Scilex Notes was forgiven by the Scilex Note Purchasers and the Scilex Notes were fully extinguished in September 2022. The Company recorded a gain on debt extinguishment of $33.4 million during the three months ended September 30, 2022. There are no derivative liabilities as of September 30, 2022.

Borrowings of the Scilex Notes consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$—	$133,998
Unamortized debt discount	—	(30,601)
Unamortized debt issuance costs	—	(2,235)
Carrying value	$—	$101,162
Estimated fair value	$—	$115,400

The Company made principal payments of $106.0 million and $44.2 million during the nine months ended September 30, 2022 and 2021, respectively. The amount of debt discount and debt issuance costs included in interest expense for the three months ended September 30, 2022 and 2021 was approximately $0.1 million and $1.9 million, respectively. The amount of debt discount and debt issuance costs included in interest expense for the nine months ended September 30, 2022 and 2021 was approximately $3.1 million and $5.9 million, respectively. The Company recorded a gain on debt extinguishment of $28.6 million and a loss on debt extinguishment of $14.0 million in connection with its repayments of principal made during the nine months ended September 30, 2022 and 2021, respectively.

Bridge Loan Agreements

On September 30, 2022, the Company entered into a Bridge Loan Agreement (the “September Bridge Loan Agreement”) pursuant to which the Company borrowed $41.6 million in the form of a bridge loan (the “September Bridge Loan”), which bears interest at 6% per annum and will mature on January 31, 2023. Upon the occurrence and during the continuance of an “Event of Default” under the September Loan Agreement includes, among other things, the Company’s failure to pay any principal of, or interest on, the September Bridge Loan when such principal or interest becomes due and payable or to otherwise perform or observe the terms of the September Bridge Loan Agreement (subject to cure periods), a material inaccuracy of the Company’s representations and warranties under the September Bridge Loan Agreement, a failure by the Company to generally pay its debts as they become due or a bankruptcy, insolvency or similar event involving the Company. The Company received proceeds of $41.2 million net of transaction fees of $0.4 million and paid approximately $1.3 million in advisory fees. The Company recorded a $1.7 million debt discount as of September 30, 2022. The Company repaid $10.0 million of the September Bridge Loan in October 2022.

On February 16, 2022, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $45.0 million in the form of a bridge loan (the “February Bridge Loan”), which bore no interest and matured on June 16, 2022. The amount of debt discount and debt issuance costs included in interest expense for the nine months ended September 30, 2022 was $0.9 million. The Company recorded a loss on debt extinguishment of $0.9 million in connection with its repayments of principal made during the nine months ended September 30, 2022. The Company fully repaid the February Bridge Loan during the nine months ended September 30, 2022.

ACEA Significant Debt Arrangements

Borrowings under significant debt arrangements assumed in connection with the Company’s acquisition of ACEA consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$25,942	$29,048
Unamortized debt discount	(8,142)	(10,642)
Carrying value	$17,800	$18,406
Estimated fair value	$13,400	$17,100

8. Stockholders’ Equity

At-the-Market Sales Agreement

On December 3, 2021, the Company entered into an amended and restated sales agreement, which was amended on December 22, 2021 (as amended, the “ATM Sales Agreement”), pursuant to which the Company may issue and sell shares of its common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, through Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, as sales agents. During the nine months ended September 30, 2022, the Company sold an aggregate of 151,148,373 shares of its common stock pursuant to the ATM Sales Agreement for aggregate net proceeds to the Company of approximately $340.0 million. Subsequent to September 30, 2022 and through November 4, 2022, the Company sold an aggregate of 3,589,340 shares of its common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to the Company of approximately $5.5 million.

9. Stock Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $6.9 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively, and $20.7 million and $21.7 million for the nine months ended September 30, 2022 and 2021, respectively. The total unrecognized compensation expense related to unvested stock option grants as of September 30, 2022 was $40.0 million, with a weighted average remaining vesting period of 2.3 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of September 30, 2022 was $25.9 million, with a weighted average remaining vesting period of 3.5 years.

A summary of stock option activity under the 2019 Plan for the nine months ended September 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	22,515,513	$6.19	$—
Options Granted	550,000	1.61
Options Canceled	(1,757,233)	6.36
Options Exercised	(24,332)	2.32
Outstanding at September 30, 2022	21,283,948	$6.06	$27

A summary of RSU activity under the 2019 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,433,896	$9.50
RSUs Granted	4,855,500	1.72
RSUs Released	(768,531)	9.53
RSUs Canceled	(593,337)	8.45
Outstanding at September 30, 2022	6,927,528	$4.13

Scilex Holding Company

Under the Scilex Holding Company 2019 Stock Option Plan, total stock-based compensation expense was $1.2 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, and $4.0 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. The total unrecognized compensation expense related to unvested stock option grants as of September 30, 2022 was $3.9 million, with a weighted average vesting period of 1.4 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $10.3 million and $32.7 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had approximately $55.0 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California against NantPharma, LLC (“NantPharma”) and Chief Executive Officer Patrick Soon-Shiong, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Los Angeles Superior Court denied the motion to stay or dismiss the arbitration demand, and the arbitration is ongoing against NantPharma (“NantPharma Arbitration”). On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in Los Angeles Superior Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Los Angeles Superior Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company has dismissed Dr. Soon-Shiong from the related, ongoing arbitration against NantPharma; and

•
An action in the Los Angeles Superior Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc. Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and its President, Chief Executive Officer and Chairman of the Board of Directors, Dr. Henry Ji, Ph.D., seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and alleged tortious interference with contract. On May 24, 2019, NANTibody and NantPharma filed a new complaint in the action against the Company and Dr. Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and alleged tortious interference with contract. On July 8, 2019, the Company and Dr. Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Los Angeles Superior Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma re-filed their claims in arbitration with the American Arbitration Association. On May 4, 2020, the Company filed counterclaims against NANTibody and NantPharma related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. With the counterclaims, the Company is seeking money damages in an amount yet to be determined. On August 2, 2022, Sorrento, NantCell and NANTibody presented closing arguments in the arbitration concerning the parties’ claims and counterclaims under the April 21, 2015 and June 11, 2015 Exclusive License Agreements, a decision on which is currently pending. The claims asserted in the NantPharma Arbitration have been submitted to the arbitrator for a decision. The Los Angeles Superior Court claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, Dr. Ji, and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed a motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. On or about November 18, 2021, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to amend. On November 30, 2021, Plaintiff filed a first amended consolidated complaint. On December 30, 2021, the defendants filed a motion to dismiss the first amended consolidated complaint. Pursuant to a stipulated scheduling order, Plaintiff filed its opposition to the motion on February 7, 2022, and the defendants filed their reply on February 28, 2022. On April 11, 2022, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to file an amended complaint by April 22, 2022. Plaintiff did not file an amended complaint by April 22, 2022. On June 2, 2022, the U.S. District Court for the Southern District of California directed the clerk of the court to enter judgment in favor of defendants and close the case. On June 3, 2022, judgment was entered in favor of defendants, and the case was closed. On June 30, 2022, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (Case No. 22-55641). On October 3, 2022, Plaintiff/Appellant filed an opening brief. The defendants/appellees’ answering brief is due on December 2, 2022. Appellant may also file an optional reply brief within 21 days of appellees’ answering brief. The Company is defending these matters vigorously.

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

Operating Leases

Supplemental quantitative information related to leases includes the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,615	$3,208	$9,761	$8,081
ROU assets obtained in exchange for new and amended operating lease liabilities	$1,505	$39,967	$3,567	$40,141
Weighted average remaining lease term in years	14.2	15.5	14.2	15.5
Weighted average discount rate	12.8%	12.8%	12.8%	12.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2022 (Remaining three months)	$3,673
2023	14,871
2024	14,851
2025	13,904
2026	13,574
2027	13,788
Thereafter	152,715
Total lease payments	227,376
Less imputed interest	(129,870)
Total lease liabilities as of September 30, 2022	$97,506

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

The Company’s income tax benefit of $0.6 million and $0.5 million reflect an effective tax rate of 0.2% in both periods for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax benefit of $1.0 million and income tax expense of $0.4 million reflect effective tax rates of 1.1% and 0.3% for the three months ended September 30, 2022 and 2021, respectively.

The difference between the expected statutory federal tax rate of 21% and the 0.2% effective tax rate for the nine months ended September 30, 2022 was primarily attributable to income tax expense associated with return to provision adjustments and shortfalls on stock-based compensation, offset by income tax benefits associated with changes in valuation allowance.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company’s tax years for 2007 and later are subject to examination by the U.S. and state tax authorities due to the existence of the net operating loss and research credit carryforwards.

12. Net Loss Per Share

For the three and nine months ended September 30, 2022 and 2021, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to the Company	$(89,576)	$(119,803)	$(349,151)	$(283,908)
Net loss used for diluted earnings per share	$(89,576)	$(119,803)	$(349,151)	$(283,908)

Denominator for loss income per share	451,621	299,276	397,601	290,029
Denominator for diluted loss per share	451,621	299,276	397,601	290,029
Basic loss per share	$(0.20)	$(0.40)	$(0.88)	$(0.98)
Diluted loss per share	$(0.20)	$(0.40)	$(0.88)	$(0.98)

Shares of common stock issuable pursuant to stock options and warrants that were excluded because the effect is anti-dilutive consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive shares for outstanding options and RSUs	22,145	4,736	22,719	2,892

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

The following table presents information about the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022			2021
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$6,023	$11,377	$17,400	$4,537	$7,525	$12,062
Operating expenses	104,849	21,994	126,843	97,766	15,683	113,449
Operating loss	(98,826)	(10,617)	(109,443)	(93,229)	(8,158)	(101,387)
Unrestricted cash	68,152	2,534	70,686	35,380	4,355	39,735

	Nine Months Ended September 30,
	2022			2021
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$21,130	$26,115	$47,245	$17,515	$22,313	$39,828
Operating expenses	324,208	57,725	381,933	278,195	48,475	326,670
Operating loss	(303,078)	(31,610)	(334,688)	(260,680)	(26,162)	(286,842)
Unrestricted cash	68,152	2,534	70,686	35,380	4,355	39,735

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

Significant Developments in the Quarter Ended September 30, 2022

•
In September 2022, Scilex Pharma repurchased all of its remaining senior secured notes as described below.
•
In September 2022, we completed enrollment of our Phase 2 clinical study of RTX for treating moderate-to-severe osteoarthritis of the knee pain.
•
In September 2022, we completed our first Phase 1b proof of concept study using the Sofusa Lymphatic Drug Delivery System.

•
In August 2022, Scilex Holding received fast track designation from the U.S. Food and Drug Administration (“FDA”) for its investigational drug and device product candidate, SP-103 (Lidocaine Topical System) 5.4%, the next generation triple strength formulation of ZTlido®, for the treatment of acute low back pain.
•
In August 2022, we announced significant positive pivotal trial results as assessed by an independent review committee with matured long-term (over three years) follow-up data of Abivertinib for the treatment of Advanced Non-Small Cell Lung Cancer.
•
In August 2022, we received China National Medical Products Administration clearance to initiate a Phase 1 study of our oral main viral protease (Mpro) inhibitor, STI-1558, in subjects with COVID-19 in a multiple ascending doses study in China.
•
In July 2022, we received FDA clearance to initiate a Phase 1 study of our oral main viral protease (Mpro) inhibitor, STI-1558, in patients with impaired renal and hepatic function.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenues.

Dollars in thousands	Three Months Ended September 30,		Increase (decrease)
Sorrento Therapeutics segment	2022	2021	$	%
Product revenues	$2,273	$37	$2,236	6043%
Service revenues	3,750	4,500	(750)	(17%)
Total revenues	$6,023	$4,537	$1,486	33%
Scilex segment
Product revenues	$11,377	$7,525	$3,852	51%
Total revenues	$17,400	$12,062	$5,338	44%

Dollars in thousands	Nine Months Ended September 30,		Increase (decrease)
Sorrento Therapeutics segment	2022	2021	$	%
Product revenues	$6,116	$126	$5,990	4754%
Service revenues	15,014	17,389	(2,375)	(14%)
Total revenues	$21,130	$17,515	$3,615	21%
Scilex segment
Product revenues	$26,115	$22,313	$3,802	17%
Total revenues	$47,245	$39,828	$7,417	19%

The increase in revenues in our Sorrento Therapeutics segment (“Sorrento segment”) during the three months ended September 30, 2022 was attributed to $0.7 million in COVISTIX™ product sales, $1.5 million in other product sales and $1.0 million in other service revenues. Contract manufacturing service revenues were $1.8 million lower compared to the same period of the prior year.

The increase in revenues in our Sorrento segment during the nine months ended September 30, 2022 was attributed to $3.9 million in COVISTIX™ product sales, $2.1 million in other product sales, $1.8 million in other service revenues associated with Celularity Inc. (“Celularity”) and $1.0 million in other service revenues. Contract manufacturing service revenues were $5.2 million lower compared to the same period of the prior year.

For the three and nine months ended September 30, 2022, the increase in revenues in our Scilex segment were driven by higher sales volumes of ZTlido compared to the same periods in the prior year.

Cost of Revenues.

	Three Months Ended September 30,		Increase
Dollars in thousands	2022	2021	$	%
Sorrento segment	$4,658	$2,215	2,443	110%
Scilex segment	3,611	1,172	2,439	208%
Total cost of revenues	$8,269	$3,387	$4,882	144%

	Nine Months Ended September 30,		Increase
Dollars in thousands	2022	2021	$	%
Sorrento segment	$13,447	$7,345	$6,102	83%
Scilex segment	6,284	2,549	3,735	147%
Total cost of revenues	$19,731	$9,894	$9,837	99%

Cost of revenues relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

For the three months ended September 30, 2022, the increase in cost of revenues in our Sorrento segment was driven by approximately $2.6 million in inventory reserve associated with COVISTIX™ product as compared to the same period of the prior year.

For the nine months ended September 30, 2022, the increase in cost of revenues in our Sorrento segment was driven by a higher share of product sales and approximately $3.7 million in inventory reserve associated with COVISTIX™ product as compared to the same period of the prior year.

For the three and nine months ended September 30, 2022, the increases in cost of revenues in our Scilex segment were driven by higher sales volumes of ZTlido and royalties to our ZTlido manufacturer as compared to the same period of the prior year.

Research and Development (“R&D”) Expenses.

	Three Months Ended September 30,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento segment	$66,752	$47,554	$19,198	40%
Scilex segment	1,237	1,894	(657)	(35%)
Total research and development expenses	$67,989	$49,448	$18,541	37%

	Nine Months Ended September 30,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento segment	$173,724	$140,756	$32,968	23%
Scilex segment	6,458	7,031	(573)	(8%)
Total research and development expenses	$180,182	$147,787	$32,395	22%

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

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Increase (decrease)
Type of expense	2022	2021	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$4,387	$1,250	$3,137	251%
Resiniferatoxin (“RTX”)	5,744	2,463	3,281	133%
COVID-19 therapies and diagnostics, excluding Abivertinib	5,307	6,553	(1,246)	-19%
Immuno-oncology and other programs	12,925	6,159	6,766	110%
Total third party clinical and pre-clinical R&D expenses by program	28,363	16,425	11,938	73%
Laboratory supplies and R&D materials expenses	7,047	4,765	2,282	48%
Salary, consulting and other personnel costs	17,127	13,833	3,294	24%
Non-cash share-based compensation expenses	3,014	3,663	(649)	-18%
Facility, depreciation and other expenses	11,201	8,868	2,333	26%
Total research and development expenses - Sorrento segment	66,752	47,554	19,198	40%
Total research and development expenses - Scilex segment	1,237	1,894	(657)	-35%
Total research and development expenses	$67,989	$49,448	$18,541	37%

The following table summarizes our research and development expenses, for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Increase (decrease)
Type of expense	2022	2021	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$8,769	$1,682	$7,087	421%
Resiniferatoxin (“RTX”)	7,876	6,802	1,074	16%
COVID-19 therapies and diagnostics, excluding Abivertinib	19,348	30,673	(11,325)	-37%
Immuno-oncology and other programs	27,500	18,255	9,245	51%
Total third party clinical and pre-clinical R&D expenses by program	63,493	57,412	6,081	11%
Laboratory supplies and R&D materials expenses	19,327	14,766	4,561	31%
Salary, consulting and other personnel costs	47,948	32,725	15,223	47%
Non-cash share-based compensation expenses	9,150	11,549	(2,399)	-21%
Facility, depreciation and other expenses	33,806	24,304	9,502	39%
Total research and development expenses - Sorrento segment	173,724	140,756	32,968	23%
Total research and development expenses - Scilex segment	6,458	7,031	(573)	-8%
Total research and development expenses	$180,182	$147,787	$32,395	22%

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

Acquired In-process Research and Development (“IPR&D”) Expenses. Acquired IPR&D expenses during the three months ended September 30, 2021 totaled $11.1 million, of which $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period and $0.9 million related to investments in various licensing arrangements entered into during the period.

Acquired IPR&D expenses during the nine months ended September 30, 2022 totaled $12.6 million, which included $11.7 million related to our acquisition of Virex.

Acquired IPR&D expenses during the nine months ended September 30, 2021 totaled $23.6 million and related to an asset purchase agreement entered into with Aardvark Therapeutics, Inc. (“Aardvark”) whereby we acquired Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN) asset and intellectual property rights during the period and the entry into an exclusive license agreement with Icahn School of Medicine at Mount Sinai (“Mount Sinai”) whereby we acquired a worldwide, exclusive, sublicensable license to certain of Mount Sinai’s patents and monoclonal antibodies as well as certain related technical information during the period. Additionally, $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period and $0.9 million related to investments in various licensing arrangements entered into during the period.

Selling, General and Administrative (“SG&A”) Expenses.

	Three Months Ended September 30,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento segment	$34,039	$36,806	$(2,767)	(8%)
Scilex segment	16,120	11,683	4,437	38%
Total sales, general and administrative expenses	$50,159	$48,489	$1,670	3%

	Nine Months Ended September 30,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento segment	$100,786	$106,184	$(5,398)	(5%)
Scilex segment	42,087	36,092	5,995	17%
Total sales, general and administrative expenses	$142,873	$142,276	$597	0%

SG&A expenses relate to salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

The decrease in SG&A expenses in our Sorrento segment during the three months ended September 30, 2022 was attributed to lower professional fees, including a decrease in legal and consulting costs by approximately $5.3 million and lower stock-based compensation expenses of $1.8 million. Personnel costs and infrastructure-related expenses increased by $3.1 million and $1.2 million, respectively, compared to the same period of the prior year.

The decrease in SG&A expenses in our Sorrento segment during the nine months ended September 30, 2022 was attributed to lower professional fees, including a decrease in legal and consulting costs, by approximately $10.2 million and lower stock-based compensation expenses of $7.5 million. Personnel costs and infrastructure-related expenses increased by $10.0 million and $2.2 million, respectively, compared to the same period of the prior year.

For the three and nine months ended September 30, 2022, the increases in SG&A expenses in our Scilex segment were attributed to increases in legal expenses compared to the same periods of the prior year.

Increase (decrease) on contingent consideration. Gain on contingent consideration for the three months ended September 30, 2022 was $0.7 million and was attributed to the decrease in fair value of the contingent consideration associated with our acquisition of ACEA.

Gain on contingent consideration for the nine months ended September 30, 2022 was $67.1 million and was attributed to the decrease in fair value of the contingent consideration associated with our acquisition of ACEA as further described in Note 6 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on impairment of intangible assets. Loss on impairment of assets for the nine months ended September 30, 2022 was $90.8 million and was attributed to the impairment of IPR&D assets acquired from ACEA in 2021, as further described in Note 6 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain (loss) on Derivative Liabilities. Gain on derivative liabilities for the three months ended September 30, 2022 was $0.5 million compared to a loss on derivative liabilities of $1.8 million for the three months ended September 30, 2021 and was attributed to the change in fair value of the derivatives ascribed to those certain senior secured notes due 2026 issued by Scilex Pharma in September 2018 (the “Scilex Notes”) as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain on derivative liabilities for the nine months ended September 30, 2022 was $5.3 million compared to $0.1 million for the nine months ended September 30, 2021 and was also attributed to the change in fair value of the derivatives ascribed to the Scilex Notes as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Marketable Investments. Loss on marketable investments for the three and nine months ended September 30, 2022 was $16.1 million and $43.0 million, respectively, and reflects unrealized losses related to the change in fair value of our shares of Celularity.

During the three months ended September 30, 2021, we recorded $6.4 million of realized losses from the sale of our shares of ImmunityBio, Inc. and $7.7 million in unrealized losses related to the change in fair value of our shares of Celularity. We also recorded approximately $0.7 million in unrealized gains related to other investments during the period.

During the nine months ended September 30, 2021, we recorded $24.1 million of realized gains from the sale of our shares of ImmunityBio., Inc. during the period and $7.7 million in unrealized losses related to the change in fair value of our shares of Celularity. We also recorded approximately $0.7 million in unrealized gains related to other investments during the period.

Gain (loss) on debt extinguishment, net. During the three months ended September 30, 2022, we recorded a gain on debt extinguishment of $33.4 million related to the repayment of the outstanding principal on the Scilex Notes as described below.

During the nine months ended September 30, 2022, we recorded a net gain on debt extinguishment of $27.7 million, which was attributed to $28.6 million related to repurchases of the aggregate principal amount of the Scilex Notes as described below and a loss of debt extinguishment of $0.9 million attributed to repayments made on the Bridge Loan during the nine months ended September 30, 2022.

Loss on debt extinguishment during the nine months ended September 30, 2021 was $6.7 million and was primarily attributed to the repurchases of the outstanding principal on the Scilex Notes, and was partially offset by short-term debt forgiveness.

Interest Expense, net. Interest expense, net for the three months ended September 30, 2022 and 2021 was $0.8 million and $2.0 million, respectively. The decrease resulted from the Scilex Notes as a result of the repurchases of aggregate principal as further described in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense, net for the nine months ended September 30, 2022 and 2021 was $6.4 million and $7.3 million, respectively. The decrease in interest expense was attributed to the Scilex Notes as a result of the repurchases of aggregate principal. We recorded an increase in interest expense related to the ACEA significant debt arrangements and the Bridge Loan as discussed below.

Income Tax Expense/Benefit. Income tax benefit for the three months ended September 30, 2022 was $1.0 million as compared to income tax expense of $0.4 million for the three months ended September 30, 2021. The decrease in income tax expense was primarily attributable to a one-time income tax payment in the prior year, offset by the impact of our valuation allowance on earnings in the current period.

Income Tax Expense / Benefit. Income tax benefit for the nine months ended September 30, 2022 was $0.6 million as compared to $0.5 million for the nine months ended September 30, 2021. The increase in income tax benefit was primarily attributable to the impact of our valuation allowance against current net loss and a decrease in shortfalls on stock-based compensation benefits, offset by a one-time payment in the prior year.

Net Loss. Net loss for the three months ended September 30, 2022 and 2021 was $90.6 million and $120.0 million, respectively. Net loss for the nine months ended September 30, 2022 and 2021 was $350.6 million and $284.3 million, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had $70.7 million in cash and cash equivalents. We have principally financed our operations through the liquidation of our short-term investments, underwritten public offerings, at-the-market facilities and private debt and equity financings, as we have not generated any significant product related revenue from our principal operations to date. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally.

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

Marketable Investments

As of September 30, 2022, we owned 20,422,124 shares of Class A Common Stock of Celularity (Nasdaq: CELU).

Equity Offerings

In December 2021, we amended the amended and restated sales agreement (as amended, the “ATM Sales Agreement”) whereby we may issue and sell shares of our common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, through Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC, as sales agents, to increase the amount of shares of our common stock that we may sell thereunder by an additional $5.0 billion in shares of our common stock. During the nine months ended September 30, 2022, we sold an aggregate of 151,148,373 shares of our common stock pursuant to the ATM Sales Agreement for aggregate net proceeds to us of approximately $340.0 million. Subsequent to September 30, 2022 and through November 4, 2022, we sold an aggregate of 3,589,340 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $5.5 million.

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

In August 2022, we made principal payments towards the outstanding Scilex Notes totaling $1.8 million. On September 28, 2022, Scilex Pharma repurchased (the “Repurchase”) all of the outstanding aggregate principal amount of the Scilex Notes. As of immediately prior to the Repurchase, the aggregate principal amount of the Scilex Notes was approximately $67.7 million, and Scilex Pharma repurchased the Scilex Notes for an aggregate cash payment of approximately $39.7 million as the holders of the Scilex Notes forgave and discharged an aggregate of $28.0 million of principal amount of the Scilex Notes in connection with the Repurchase.

Bridge Loans

On September 30, 2022, we entered into a bridge loan pursuant to which we borrowed $41.6 million (the “September Bridge Loan”). The September Bridge Loan bears interest at 6% per annum and will mature on January 31, 2023. Upon the occurrence, and during the continuance, of an “Event of Default”, the September Bridge Loan shall bear interest at the rate of 15% per annum. The Company repaid $10.0 million of the September Bridge Loan in October 2022.

On February 16, 2022, we entered into a bridge loan pursuant to which we had borrowed $45.0 million. As of September 30, 2022, the Bridge Loan has been fully repaid.

ACEA Significant Debt Arrangements

The outstanding principal amount under ACEA significant debt arrangements assumed in connection with our 2021 acquisition of ACEA was $25.9 million as of September 30, 2022. The ACEA significant debt arrangements are comprised of a series of loans with maturity dates that range from August 15, 2023 to August 15, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

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

Cash Flow Summary

	September 30, 2022	September 30, 2021
	(in thousands)
Net cash provided by (used by)
Operating activities	$(225,519)	$(209,684)
Investing activities	(23,484)	82,052
Financing activities	286,638	110,475

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

Cash Flows from Investing Activities. Net cash used by investing activities was $23.5 million, of which $6.5 million was related to our acquisition of Virex consideration paid in cash, approximately $9.1 million was primarily attributed to expenditures on laboratory equipment, and $7.8 million related to other acquisitions and investments.

Cash Flows from Financing Activities. During the nine months ended September 30, 2022, we received $340.0 million from sales of shares of our common stock pursuant to the ATM Sales Agreement, proceeds from short-term debt of $98.6 million and proceeds of $0.8 million from common stock option exercises. We repaid an aggregate of $106.0 million of the principal of the Scilex Notes, of which $84.8 million was attributed to principal included within financing activities and $21.2 million was attributed to effective interest included in operating activities. We also repaid $68.0 million in other short-term debt.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, and there have been no material changes during the three months ended September 30, 2022.

Material Cash Requirements

As of September 30, 2022, there were no material changes outside of the ordinary course of business, in our outstanding material contractual obligations from those disclosed under the heading “Material Cash Requirements” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended September 30, 2022 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022, other than as described below.

Concentration Risk. During the fiscal years ended December 31, 2021, 2020 and 2019 and the three months ended March 31, 2022, Cardinal Health 105, LLC (“Cardinal Health”), which was the third-party logistics distribution provider for Scilex Pharma, was the sole customer of Scilex Pharma and sales to Cardinal Health represented 100% of the net revenue of Scilex Pharma. We obtain our commercial supply of ZTlido and our clinical supply of SP-103 exclusively from Oishi Koseido Co., Ltd. and ITOCHU CHEMICAL FRONTIER Corporation in Japan. This exposes us to concentration of customer and supplier risk. We monitor the financial condition of our customers, limit our credit exposure by setting credit limits, and have not experienced any credit losses for the years ended December 31, 2021, 2020 and 2019 or the three or nine months ended September 30, 2022. As we continue to expand the commercialization of ZTlido, we are not limited to the current customer and have elected to expand our distribution network. On April 2, 2022, Scilex Holding announced the expansion of its direct distribution network to national and regional wholesalers and pharmacies. Cardinal Health will continue to provide traditional third-party logistics functions for Scilex Pharma but was no longer the sole customer of Scilex Pharma during the three or nine months ended September 30, 2022.

Beginning on April 1, 2022, Scilex Pharma began selling ZTlido directly to three large distributors, McKesson Corporation, Cardinal Health, and AmerisourceBergen Corporation, as well as to numerous pharmacies. If we are unable to maintain a favorable relationship with Cardinal Health (or with any of its other two distributors), we expect that our revenue would decline and our business would be harmed as a result. We may be unable to control the timing of the delivery of ZTlido to distributors, and any financial uncertainty or loss of key logistic employees of Cardinal Health, as our only third-party logistics provider, may negatively impact our sales.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. However, we believe the consolidated financial statements included in this Form 10-Q for the three and nine months ended September 30, 2022 present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

To remediate the material weakness described above and to prevent similar deficiencies in the future, we have been implementing additional controls and procedures including:

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

Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except for the implementation of additional controls and procedures as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $1,735.8 million and $1,386.6 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19 related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-8282 (COVI-MSC) and STI-5656 (Abivertinib), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., Scilex Holding Company (“Scilex Holding”) and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act of 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Previously enacted state laws in California seek to impose gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted Senate Bill 826 (“SB 826”), which generally required public companies with principal executive offices in California to have at least two female directors on its board of directors if the company has at least five directors, and at least three female directors on its board of directors if the company has at least six directors. On May 13, 2022, the Los Angeles Superior Court declared SB 826 unconstitutional and, although the California Secretary of State has directed counsel to file an appeal of decision, the State of California is currently precluded from enforcing SB 826.

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

If the State of California successfully appeals the court decisions regarding SB 826 or AB 979, we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender or diversity quotas as previously required by SB 826 or AB 979, and our board of directors does not currently satisfy the quota previously required under SB 826 and, as currently constituted, would not satisfy the quota previously required under AB 979 by December 31, 2022. A failure to comply with any such quota requirement could result in fines from the California Secretary of State, and our reputation may be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 3, 2022 to October 31, 2022, our closing stock price ranged from $1.24 to $4.90 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of September 30, 2022, 75.2 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 21.3 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $6.06 per share, 6.9 million shares of our common stock were subject to outstanding restricted stock units, 38.9 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 6.7 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As a result of the material weakness, we are in the process of implementing remediation measures including, but not limited to, (1) engaging additional independent third-party technical consultants to assist in performing the accounting analysis of complex transactions in the above mentioned accounting areas; (2) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s review significant activities in the above-mentioned accounting areas; and (3) conducting additional training for staff involved in the transactions in the above-mentioned accounting areas. We believe that our remediation measures, if effectively implemented, will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weakness in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

2.3*

Amendment No. 1 to Agreement and Plan of Merger, dated as of September 12, 2022, by and among Vickers Vantage Corp. I, Vantage Merger Sub Inc. and Scilex Holding Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

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

10.1*

Contribution and Satisfaction of Indebtedness Agreement, dated as of September 12, 2022, by and among Sorrento Therapeutics, Inc., Scilex Holding Company and Scilex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.2

Stockholder Agreement, dated as of September 12, 2022, by and among Sorrento Therapeutics, Inc. and Vickers Vantage Corp. I (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.3

Amendment No. 1 to Sponsor Support Agreement, dated as of September 12, 2022, by and among Vickers Vantage Corp. I, Scilex Holding Company and each of the Persons set forth on Schedule I attached thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.4†	Bridge Loan Agreement, dated as of September 30, 2022, by and between Sorrento Therapeutics, Inc. and B. Riley Commercial Capital, LLC.

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1†	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)

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

Sorrento Therapeutics, Inc.

Date:	November 8, 2022	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer, President
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)