Form 10-K
period 2022-12-31
Sorrento Therapeutics, Inc.
filed 2023-03-16
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-36150

SORRENTO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0344842
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4955 Directors Place San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 203-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SRNEQ	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant is calculated based upon the closing sale price of the common stock on June 30, 2022 (the last trading day of the registrant’s second fiscal quarter of 2022), as reported on the Nasdaq Capital Market, was approximately $856.3 million.

At March 8, 2023, the registrant had 551,281,154 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SORRENTO THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

Item 1. Business.

Overview

Sorrento Therapeutics, Inc. (together with its subsidiaries, “Sorrento”, the “Company”, “we”, “us” and “our”) is a clinical and commercial stage biopharmaceutical company developing a portfolio of next-generation treatments for three major therapeutic areas: cancer, infectious disease and pain. We are focused on transforming science into Saving Life Medicines™ by advancing innovative product programs into focused commercial entities, like Scilex Holding Company (Nasdaq: SCLX) (“Scilex Holding”).

Cancer. Our proprietary fully human G-MAB™ antibody library and ACEA small molecule library are the engines driving an innovative pipeline of new solutions for cancer. These molecular entities are then enhanced by leveraging our extensive proprietary immuno-oncology platforms, such as immuno-cellular therapies (“DAR-T™”), antibody-drug conjugates (“ADCs”), oncolytic virus (“Seprehvec™”) and lymphatic drug delivery (“Sofusa™”).

Infectious Disease. We are focused on preventing, detecting and treating in the fight against COVID-19 today, and aim to be positioned to address the pandemic threats of tomorrow. We have applied our antibody and small molecule capability to develop highly sensitive and rapid diagnostics, and multi-modal treatments for the SARS-CoV-2 virus and its variants.

Our diagnostics platforms include the COVIMARK™ lateral flow antigen test (launched as COVISTIX™ in Mexico and Brazil) and the VIREX™ platform, which leverages existing worldwide manufacturing infrastructure for glucometers and glucose strip tests to provide affordable and highly scalable, next-generation diagnostic solutions for infectious diseases, liver cancer and other biomarkers. Therapeutic solutions include a next-generation mRNA Omicron vaccine (STI-1557), a next-generation protease inhibitor antiviral pill (STI-1558) as a stand-alone treatment (not requiring the Ritonavir booster) and a variant agnostic mesenchymal stromal cell therapy for people with “long” COVID19. We also continue to evaluate neutralizing antibody approaches effective against emerging variants of concern.

Pain. In November 2022, we announced the Nasdaq debut of Scilex Holding following the completion of its business combination with Vickers Vantage Corp. I, a special purpose acquisition company. Scilex Holding, with two commercial products and a robust pipeline, is focused on becoming the global pain management leader committed to social, environmental, economic and ethical principles to responsibly develop pharmaceutical products to maximize quality of life. Scilex Holding is an innovative revenue-generating company with its flagship product, ZTlido®, launched in October of 2018 as a prescription lidocaine topical product, which has demonstrated superior adhesion and bioavailability compared to current lidocaine patches. In 2022, Scilex Holding also entered into an exclusive agreement with Romeg Therapeutics, LLC to market and distribute U.S. Food and Drug Administration (the “FDA”)-approved Gloperba® in the U.S. for painful gout flares. Scilex Holding has built a commercial organization focused on neurologists and pain specialists and intends to leverage this capability for the potential launch of next-generation products that are currently in development. The first of these product candidates, SEMDEXA™, is an injectable viscous gel formulation of a widely used corticosteroid designed to address the limitations associated with off label corticosteroid epidural injections. SEMDEXA™ has completed its pivotal study and Scilex Holding is preparing for its new drug application (“NDA”) submission.

We are also developing Resiniferatoxin (“RTX”), a naturally occurring non-opioid ultra-potent transient receptor potential vanilloid-1 agonist. When injected peripherally, a sustained desensitization occurs, resulting in reduction of noxious chronic pain symptoms that can last for months. RTX has the potential to be a multi-indication franchise asset and is nearing pivotal studies in intractable pain associated with cancer and moderate to severe knee osteoarthritis pain.

Voluntary Filing Under Chapter 11

As previously reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2023, we and our wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with us, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). We continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on February 16, 2023 and February 21, 2023, we obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure our ability to continue our ordinary course operations during the Chapter 11 Cases.

Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://cases.stretto.com/sorrento, a website administered by Stretto, a third-party bankruptcy claims and noticing agent. The information on that website is not incorporated by reference into, and does not constitute part of, this Annual Report on Form

10-K.

DIP Term Sheet

As previously reported in our Current Report on Form 8-K filed with the SEC on February 22, 2023, we and Scintilla executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) is providing us with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet. On February 20, 2023, we filed the Debtors’ Emergency Motion For Entry of Interim and Final Orders (I) Authorizing The Debtors to (A) Obtain Senior Secured Superpriority Postpetition Financing and (B) Use Cash Collateral, (II) Granting Liens and Providing Claims With Superpriority Administrative Expense Status, (III) Modifying The Automatic Stay, (IV) Scheduling A Final Hearing, and (V) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Term Sheet was attached to the Motion.

At a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing us with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, we were authorized to make a single, initial draw of $30,000,000 on the DIP Facility (the “Initial Draw”). Definitive financing documentation, including a credit agreement and other documents evidencing the DIP Facility (collectively, the “DIP Documents”), will be negotiated and executed as soon as possible following the Initial Draw on the DIP Facility. The remaining amount of the DIP Facility will be available to the Debtors, subject to entry of an order granting the DIP Motion on a final basis (the “Final Order”) and compliance with the terms, conditions, and covenants to be set forth in the definitive DIP Documents, through additional draws of no less than $5,000,000 each upon five business days’ written notice to the DIP Lender. The DIP Facility contains economic and other terms that are the most favorable to us compared to the other proposals received by us, including, among others: (i) immediate access to interim financing of up to $30,000,000 (with up to $75,000,000 to be available in the aggregate), (ii) minimum draws of $5,000,000, (iii) interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month), and (iv) other fees and charges as described in the DIP Term Sheet. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Interim DIP Order).

The DIP Facility matures on the earliest of: (i) July 31, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the DIP Term Sheet); (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; and (vi) forty-five (45) days after the filing of the DIP Motion (or such later date as agreed to by the DIP Lender), unless the Final Order has been entered by the Bankruptcy Court on or prior to such date. The DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

The Debtors anticipate seeking final approval of the DIP Facility at a final hearing on the DIP Motion on or around March 29, 2023, or any such other date that is no later than forty-five (45) days following the date of filing of the DIP Motion, as required under the DIP Term Sheet.

Listing

On February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock will be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. The Delisting Notice also indicated that we may appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. On February 21, 2023, we requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel. We subsequently determined not to continue with the appeal process. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Our Strategy

Our primary goal is to leverage our antibody and small molecule development expertise to address significant unmet medical needs that can significantly improve a patient’s quality of life. In the face of the ongoing COVID-19 pandemic, we marshalled our resources to generate antibody-based treatments and diagnostic initiatives for COVID-19 in addition to acquiring other treatment assets to treat the entire spectrum of COVID-19 infections, from outpatients with mild infections, to hospitalized patients with moderate or severe infections. Despite the COVID-19 pandemic, we continue to make progress in our oncology programs and programs for refractory chronic pain conditions, such as intractable pain due to advanced cancer or knee osteoarthritis.

Our core strategic objectives and resources are:

1. Use a deliberate process to screen and optimize our lead product candidates to fill identified unmet needs and advance them rapidly into the clinic. Once demonstrated to be safe and efficacious, we plan to continue to drive through later-phase (II and III) studies toward an NDA filing. Early in this process, we evaluate each program for potential accelerated approval or breakthrough therapy designation to fast-track development.

2. Collaborate with key opinion leaders and leading clinical and research institutes to enhance our clinical development plans and achieve our goals. We currently have such agreements in place with the Mayo Clinic, Karolinska Institute, The Scripps Research Institute, The Icahn School of Medicine at Mount Sinai, the National Institutes of Health (“NIH”) and Tufts Medical School, among others.

3. Maximize differentiation of active antibody programs by leveraging proprietary platforms, such as DAR-T, our antibody-drug conjugate platform, our ADNAB platform, and our SofusaTM Lymphatic Drug Treatment platform to treat various immune-related disorders.

4. Continue to build clinical development capability to rapidly advance priority programs through development decision gates. These include novel cellular therapy programs (CD38 DAR-T), ADC programs (CD38 ADC), checkpoint inhibitors (CD47, PD-L1) and small molecules (Abivertinib and STI-1558). We will continue to develop our fully human monoclonal antibody (“mAb”) portfolio for new ADCs and bispecific mAbs. In addition, we expect to commence several proof of concept clinical trials with our ADNAB and Sofusa device platforms to fully exploit the potential of these potentially disruptive technologies. We anticipate generating data to support more than a dozen new investigational new drug applications (“INDs”) each year, including in 2023.

5. Manufacture our preclinical and clinical trial materials to support Phase I and II trial manufacturing needs in-house. We have established quality control and quality assurance programs to ensure that our products are produced under current good manufacturing practices (“cGMPs”), and other applicable domestic and foreign regulations.

6. Continue strategic partnerships to share in the risk reward of our core franchises and to derive near-term value from our key programs. Our partnering objectives include generating revenue through license fees, milestone-related development fees and royalties as well as profit shares or joint ventures to generate potential returns from our product candidates and technologies. As clinical programs advance toward commercialization, we will evaluate the strategy to maximize the human impact, commercial impact and value to stockholders.

Segment Information

We operate in two operating and reportable segments, Sorrento Therapeutics and Scilex.

Sorrento Therapeutics. The Sorrento Therapeutics segment is organized around our Immune-Oncology therapeutic area, leveraging our proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next-generation of cancer therapeutics. These modalities include proprietary chimeric antigen receptor T-cell (“CAR-T”), DAR-T, ADCs as well as oncolytic viruses approaches. Additionally, this segment also includes Abivertinib, an oral next-generation dual EGFR/BTK inhibitor, Sofusa, a drug delivery technology that delivers biologics directly into the lymphatic system to potentially achieve improved efficacy and fewer adverse effects than standard parenteral immunotherapy, and RTX, which is a non-opioid-based neurotoxin currently in clinical trials for late stage cancer pain and moderate to severe osteoarthritis of the knee pain. This segment further includes the full suite of COVID-19 treatments, diagnostics and vaccines under development.

Scilex. The Scilex segment is largely organized around our non-opioid pain management operations and clinical pipeline. Revenues from the Scilex segment are exclusively derived from the sale of ZTlido.

Clinical Programs

G-MAB™: Fully-human Antibody Library Platform

Our G-MAB library (“G-MAB”), which is the foundation of many of our product candidates, was initially invented by Henry Ji, Ph.D., our co-founder, President and Chief Executive Officer. We believe our proprietary G-MAB library is one of the industry’s largest and most diverse fully-human antibody libraries, with an estimated one quadrillion unique antibodies available for drug discovery and development. We believe G-MAB may offer the following advantages over competing antibody discovery technologies:

•
G-MAB has been designed to provide a full spectrum of human immunoglobulin gene recombination in fully-human mAbs. Unlike chimeric and humanization technologies, G-MAB has allowed the generation of antibodies with fully-human sequences without the challenges and limitations of animal-to-human gene conversion procedures.
•
Because G-MAB represents an in vitro human mAb library technology, research suggests that it may enable faster and cost-effective in vitro screening of a large number of antigens. G-MAB is designed so that any antigen of interest can be investigated, with no dependence on the successful induction of a host immune response against the antigen.

The following is a depiction of the types of fully-human mAbs that we have derived from G-MAB. It includes antibodies that bind to a wide range of targets, from small molecular weight antigens to large protein complexes antigens, such as G-Protein Coupled Receptors, a difficult class of antigens to raise therapeutics antibodies against.

Our objective is to leverage G-MAB to develop first-in-class or best-in-class antibody drug candidates that will possess greater efficacy and potentially fewer side effects as compared to existing drugs and develop them as novel monotherapies (PD-L1, CD47), ADCs, e.g., CD38, BCMA, components of bispecific antibodies, and as part of our adoptive cell therapy (CD38 DAR-T or dimeric antigen receptor-T cell) and oncolytic virus program (Seprehvec).

To date, we have screened over 100 validated targets and generated a number of fully-human antibodies against these targets which are at various stages of development. These include PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1, CCR2 and CD137, among others. Upon the completion of preclinical studies, our objective is to, independently or in tandem with our strategic collaborators, file INDs for the most promising product candidates.

Key Programs	Indication	Preclinical	Phase I	Phase II	Phase III/Pivotal	FDA Approval
Immunotherapy						
FUJOVEE™ (Abivertinib)	NSCLC					
FUJOVEE™ (Abivertinib)	B Cell Lymphomas					
FUJOVEE™ (Abivertinib)	Prostate					
PD-L1 (Socazolimab)*	SCLC					*In Partnership with Lee's Pharm in China
PD-L1 (STI-3031)**	Cervical Cancer					**In US and in partnership with ImmuneOncia in Korea
CD47	Solid Tumors					
CD38 DAR-T	Multiple Myeloma					
CD38 ADC	Amyloidosis, Multiple Myeloma, T-ALL, and esophageal					
TROP2 ADC*	Solid Tumors					
Seprehvec™ oncolytic virus	Solid Tumors; CNS Tumors					
BCMA ADC	Liquid Tumors					
Bevacizumab-ADNAB™	Endometrial Cancer			In partnership with Mayo Clinic		
Bevacizumab-ADNAB™	Ovarian Cancer			In partnership with Mayo Clinic		
Rituximab-ADNAB™	B-cell Lymphomas			In partnership with Mayo Clinic		
Sofusa® anti-PD-1	Cutaneous T-Cell Lymphoma (CTCL), Melanoma

COVID-19 (SARS-CoV-2)

COVID-19 is now transitioning from pandemic to endemic phase with rapidly mutating SARS-CoV-2 Omicron variants. Infection with COVID-19 continues to be a significant public health concern, especially in high-risk populations who may develop progressive symptoms requiring hospitalization. Some patients are long COVID-19 survivors, who continue to have persistent symptoms such as shortness of breath, fatigue, headaches, palpitations and impairments in mental health and cognition.

We have tapped into the ACEA small molecule library to identify a potent protease inhibitor (STI-1558 or OVYDSOTM) with a dual mechanism of action, which is being developed as a standalone oral treatment for COVID-19 and does not require co-administration of Ritonavir as a booster. We also have developed a novel next-generation mRNA Omicron vaccine which, in addition to intramuscular administration, could be developed with the Sofusa MuVaxx lymphatic delivery system, which has the potential to improve vaccine efficacy and reduce the dose required. Paired with our highly sensitive and specific diagnostic tests for COVID-19 in development, we are one of the few companies with multi-modal solutions aimed to prevent, detect and treat across the COVID-19 continuum.

PREVENT: STI-1557 is a single variant mRNA vaccine designed to protect against B1.1.529 (Omicron) and its subvariants. The mRNA construct is codon-optimized for optimal expression in humans and mutations were introduced into S protein to produce a prefusion-stabilized SARS-CoV-2 S(2P) protein. The mutations potentially reduce the release of free S1 protein into circulation. STI-1557 is further encapsulated in a proprietary lipid nanoparticle formulation (“LNP”) to protect mRNAs from degradation and enable potent translation of the S protein in host cells after intramuscular (“IM”) delivery, thus inducing an adaptive immune response.

DETECT: COVIMARKTM (Trademarked COVISTIXTM in Mexico and Brazil) is a lateral flow rapid diagnostic test that offers early and accurate SARS-CoV-2 detection to not only protect the population, but also to facilitate early treatment, which may result in improved outcomes for patients who become infected. Using our unique capability to rapidly screen and select highly specific and strong-binding antibodies, we developed COVISTIX, a highly sensitive 15-minute antigen test for detection of the SARS-CoV-2 virus. The test uses a proprietary platinum/gold colloidal core plus a 2 antibody combination that yields up to 100-fold increases in sensitivity over conventional lateral flow colloidal gold assays. COVIMARK has also demonstrated high sensitivity across all variants, including Omicron and its subvariants, and maintained its sensitivity even in an “all-comers” (asymptomatic and symptomatic) patient population. This technology is ideally suited for either rapid point-of-care (“POC”) testing or at-home use. COVISTIX has been Emergency Use Authorization (“EUA”) cleared in, and is being marketed in, Mexico (COFEPRIS) and Brazil (ANVISA), and is CE-marked in Europe for IVD professional POC use. We are awaiting regulatory clearance from Canada (Health

Canada) under our EUA application. COVIMARK information has been filed and is pending approval in Brazil as an at home self-test version of COVISTIX.

Virex Health, Inc. (“Virex”) was acquired by Sorrento in February of 2022. Its primary goal is to provide a highly accurate, scalable and affordable solution for the clinical need to rapidly and quantitatively detect emerging pathogens. Motivated by the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) pandemic, Virex re-envisioned and repurposed the common and widely used glucometer to detect a virus instead. Central to Virex’s vision is to capitalize from the existing manufacturing infrastructure for glucometers and glucose strips for rapid production and scale-up. The Virex platform technology combines the advances in lateral flow assays with electrochemical detection as in a glucometer. Virex envisions a platform technology that is independent of both sample used (saliva, nasal swab, blood, urine) and pathogen target analyte for rapid and sensitive detection of pathogens. Once developed, the Virex platform may be adapted to detect multiple pathogens by changing out the detection antibodies (from the Sorrento G-MAB library) and modifying the system software. This system is being developed to detect current infectious diseases (COVID, FLU, RSV), sexually transmitted diseases and oncology biomarkers.

TREAT: OVYDSO (STI-1558) is a highly bioavailable prodrug which in its active form (AC1115) binds to Cys-145 of the catalytic domain of Mpro, which is near 100% conserved in all known SARS-CoV-2 variants and achieves a broad-spectrum anti-SARS-CoV-2 activity against the original WuHan/Washington strain as well as subsequent variants of concern (“VoCs”), such as Delta and Omicron. STI-1558 is also a Cathepsin L inhibitor, which may block effective viral entry into host cells. The oral bioavailability is up to 85% with fast absorption and enhanced drug exposure in plasma, which has the potential to allow early treatment of COVID-19 at home by oral administration. OVYDSO is rapidly converted to AC1115 in a non-enzymatic process in the bloodstream.

Based upon a completed Phase I study in Australia (n=58), OVYDSO achieves pharmacokinetic levels necessary to avoid the need for co-administration of a potent CYP3A4 inhibitor (e.g., Ritonavir) to increase the plasma exposure allowing for standalone treatment with low risk for drug-drug interactions. Single oral doses up to 2000 mg and twice daily (“BID”) doses up to 800 mg for more than a week were well-tolerated. This data was confirmed in a separate study conducted in China in healthy subjects for single doses up to 2000 mg and in patients positive for COVID-19 up to 800 mg BID. Additionally, preliminary viral load data suggests that OVYDSO can reduce viral load rapidly with more than a log-10 reduction by day 3 of treatment. A pivotal trial is planned to start early in 2023 in China and Phase II studies are planned in both the U.S. and Mexico. This oral drug has straightforward formulation with good stability and simple manufacture with controlled cost appropriate for scalability of active pharmaceutical ingredient (“API”) synthesis with controlled cost allowing for global accessibility and application.

Oncology and Immunomodulator Indications

Allogeneic Anti-CD38 KOKI DAR-T (STI-1492) Program

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

We have developed an innovative dimeric antigen receptors DAR-T cell (“DAR-T”) allogeneic cellular therapy platform based on the complete antigen-binding fragment (“Fab”) of the parental antibody. During the production of STI-1492, there is a “knock-in” of the DAR into the T-cell receptor (“TCR”) alpha constant region gene. The TCR alpha is simultaneously inactivated (“knock-out”) by this DAR knock-in process, allowing allogeneic T cells to be administered therapeutically without the development of graft-versus-host disease. In addition, STI-1492 utilizes a 4-1BB co-stimulatory domain. The anti-CD38 DAR design is associated with enhanced cytotoxic activity, longer persistence and potentially less toxicity as compared with the conventional anti-CD38 CAR design in preclinical studies. The ability to administer this agent as modified allogeneic T cells allows STI-1492 to be stored as an off-the-shelf agent that eliminates the need for leukapheresis and the treatment delay for the manufacturing process for each individual patient associated with autologous cellular therapy. It is generally accepted that Fabs more closely mimic the functional and biophysical properties of natural antibodies. Our data showed that the DAR-T cells exhibited a higher functional activity with regards to cytotoxicity against target-expressing tumor cells compared to CAR-T cells. In preclinical mouse models, the DAR-T cells demonstrated increased anti-tumor potency.

Our non-viral knock-out knock-in (“KOKI”) technology may offer several potential benefits over existing virus-based technology using transgene-encoding lentivirus, retrovirus or adeno-associated virus to introduce antigen receptor constructs into healthy donor (allogeneic) or cancer patient (autologous) T cells. These potential advantages of our KOKI technology include:

•
site-specific integration of transgenes into a pre-selected locus in the T cell genome;

•
streamlined method for transgene construct production without need for laborious and time-consuming virus production, release and validation processes, resulting in a shorter research and development timelines for IND-enabling activities; and

•
applicability to both autologous and allogeneic cellular therapies.

After completion of a successful IND submission for STI-1492 (anti-CD38 DAR-T), an allogeneic non-viral anti-CD38 A2 KOKI DAR-T cell agent (second generation anti-CD38 “knock-out knock-in” dimeric antigen receptor 4-1BBζ - engineered T cells) for subjects with relapsed/refractory multiple myeloma (“RRMM”). We began dosing subjects in the first-in-human ascending dose study in the fourth quarter of 2022. We have also established a partnership with Karolinska Institutet in Stockholm to study the use of STI-1492 in RRMM. To date, there have been no infusion reactions, cytokine release syndrome, graft versus host disease and delayed immune reactions. The CD38 construct is the first of a platform of products to be generated. We are currently applying our DAR-T technology to our ongoing cell therapy programs for multiple hematological and solid tumor indications.

Anti-CD38 Antibody-Drug Conjugate (“ADC”) Program

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

STI-6129 (anti-CD38 ADC) is composed of a human monoclonal anti-CD38 A2 antibody (STI-5171) covalently bound by a chemical linker to a dolastatin tubulin inhibitor chemotherapeutic derivative (duostatin 5.2). STI-5171 was generated from Sorrento’s proprietary G-MAB antibody library. The binding affinity of STI-5171 to CD38 is comparable to that of daratumumab but it binds to different epitopes (Sorrento data on file). The STI-6129 ADC is produced by conjugation of the drug-linker-duostatin moiety to the parent STI-5171 monoclonal antibody. The heavy chain of the STI-5171 parent antibody included in the STI-6129 ADC has been modified by a C246→S mutation that substitutes a serine amino acid for cysteine. This substitution results in an antibody with 3 inter-chain disulfide bonds instead of the 4 disulfide bonds present in wild type IgG1 antibodies and provides an ADC with drug to antibody ratio of 3 (Sorrento data on file). Using the proprietary covalent linker technology, we hope to avoid premature release of the toxin in the bloodstream to eliminate most of the off-target adverse events, such as ocular toxicity. Upon binding to CD38 target cell surface antigen, the STI-6129 ADC is internalized by the cell and undergoes lysosomal degradation resulting in the release of the duostatin 5.2 chemotherapeutic agent.

After a successful IND submission, STI-6129 is currently enrolling patients in an ascending dose study to identify the maximum tolerated dose to be used for the treatment of AL amyloidosis, RRMM, solid tumors such as metastatic lung or esophageal cancer and t-cell acute lymphoblastic leukemia or acute myeloid leukemia. We have also established a partnership with Karolinska Institutet in Stockholm to study the use of STI-6129 in AL amyloid and RRMM. To date, no ocular toxicity has been observed. Once a recommended Phase II dose is identified, an expansion cohort will be enrolled.

Anti-CD47 fully-human mAb (STI-6643): Several studies have described the role of cluster of differentiation 47/Signal regulatory protein-alpha (“CD47/SIRPα”) interaction in regulating macrophage-mediated phagocytosis and dendritic cell-mediated cross-priming of T cells. CD47 is a ubiquitously expressed immuno-regulatory glycoprotein (also known as integrin-associated protein) of the immunoglobulin superfamily best known for its so-called ‘don’t eat me’ function that prevents phagocytic removal of healthy cells by the body’s immune system. Many cancers present high levels of this signal on their cell surface, thereby disrupting anti-cancer immune responses. Given CD47’s essential role as a negative checkpoint for innate immunity and subsequent adaptive immunity, the CD47-SIRPα axis has been explored as a new target for cancer immunotherapy and its disruption has demonstrated great therapeutic promise in reestablishing antitumor activity in vivo. However, significant anemia and thrombocytopenia has plagued early product candidates (e.g., Hu5F9-G4 or magrolimab, a humanized IgG4 monoclonal antibody) due to CD47 expression on normal cells, particularly aging red blood cells which may lose this ‘marker of self’ becoming susceptible to clearance by splenic macrophages.

STI-6643 demonstrated minimal T, B or NK cell depletion as opposed to reference clones (prepared based on sequence analysis) which could result in improved efficacy by preserving the infiltrating anti-tumor immune cells. While preclinical studies suggested that STI-6643 would produce reduced hemolysis, the initial clinical results demonstrated the need to identify a priming dose to avoid significant post-dose anemia. While we are continuing enrollment with IV administration, we also have amended our protocol to incorporate Sofusa’s DoseConnect device to administer STI-6643 lymphatically to see if introduction of the product into the lymphatic space will reduce anemia while maintaining efficacy.

FUJOVEE (Abivertinib; STI-5656): FUJOVEE is a novel dual target irreversible tyrosine kinase inhibitor. It is a 3rd oral epidermal growth factor receptor (“EGFR”) that has shown benefit in treating patients with advanced non-small cell lung cancer (“NSCLC”) resistant to first-line EGFR inhibitors due to T790M mutant forms of EGFR. It is also a Bruton's tyrosine kinase (“BTK”) inhibitor that irreversibly binds to the BTK receptor, preventing the phosphorylation of the receptor. Due to this effect, it has shown potent immunomodulatory activities in vitro with potent inhibition of key pro-inflammatory cytokine production, including IL-1 beta, IL-6 and TNF-alpha. These cytokines may be associated with acute respiratory distress syndrome (“ARDS”) or COVID-19-induced respiratory distress and with cytokine release syndrome or cytokine storm. As a BTK inhibitor, FUJOVEE has shown benefit in treating various B cell lymphomas (“BCLs”) and may be beneficial in blocking extra-gonadal androgen production, which is associated with a worse outcome in metastatic castrate resistant prostate cancer (“mCRPC”).

In a pivotal study conducted in China of FUJOVEE as a second line treatment of heavily pretreated NSCLC patients with resistant EGFR mutations, 227 heavily pretreated NSCLC patients were enrolled and 209 were response evaluable with up to 38.8 months of follow up. An independent review committee determined that the confirmed overall response rate (“ORR”) was 56.5% (118/209), the complete response rate was 5.3% (11/209) and the median overall survival was 28.2 months. FUJOVEE was well-tolerated at doses up to 600 mg daily.

Based on these results, we are closing the study to calculate more mature IRC data, have requested a pre-NDA meeting with the FDA and anticipate formal NDA filings with other regulatory agencies in different countries.

FUJOVEE has also been studied in various BCLs in China, including marginal zone lymphoma, mantle cell lymphoma, chronic lymphocytic lymphoma, follicular lymphoma and hairy cell lymphoma at doses up to 200 mg BID. In the initial study, the ORR was 81.8% and the disease control rate was 95.8%. The treatment was well-tolerated across all treatment cohorts.

Finally, based on preclinical data showing that 3β-hydroxysteroid dehydrogenase-1 (“3βHSD1”), an enzyme that converts dihydroepiandosterone (DHEA) to testosterone or dihydrotestosterone (T/DHT) and is also necessary for de novo androgen synthesis from cholesterol, there has been a recognition of 3βHSD1 as a biomarker for patients with mCRPC who are likely to have a worse outcome. Preclinical data showed that BTK inhibitors can block this enzyme system, thereby reducing extragonadal androgen production. We have partnered with the Prostate Cancer Clinical Trial Consortium (“PCCTC”) to begin enrolling in the Phase II MAVERICK study early in 2023. In this study, PCCTC investigators will profile whole exome DNA, whole transcriptome RNA and proteins from samples collected from participants enrolled in the trial, creating a molecular blueprint to better understand mechanisms of response and resistance following therapy. The MAVERICK study is the first biomarker clinical trial for patients with the HSD3B1 adrenal-permissive genotype in men with mCRPR and will evaluate the efficacy and safety of FUJOVEE plus abiraterone.

Oncolytic Virus (STI-1386; Seprehvec®): We previously completed two trials using herpes simplex virus lacking infected cell protein 34.5 (“HSV1716”) or Seprehvir®, a first-generation oncolytic virus, to treat solid pediatric or young adult non-central nervous system tumors or malignant pleural mesothelioma with intratumoral, intravenous or intrapleural administration. A second-generation product, Seprehvec is a platform that can generate a number of possible product candidates. We successfully completed an IND submission targeting pancreatic cancer, soft tissue sarcomas and hepatic metastases and expect enrollment in the first quarter of 2023.

Anti-Programmed Cell Death Ligand 1 (PDL-1) mAb: We and our joint venture partner ImmuneOncia Therapeutics, Inc., which is located in South Korea, recently released the results of the Phase II study using IMC-001 (STI-3031) to treat patients with extranodal natural killer T cell (“NK/T”) lymphoma, nasal type, a rare cancer that occurs mostly in Asian countries. In this study, 60% (six out of ten evaluable patients) achieved an objective response with STI-3031, all of whom showed a complete response. Four of these six patients were on treatment for over a year, indicating an outstanding safety profile and durable response.

We licensed a different PDL-1 mAb (socazolimab) from our G-MAB library to China Oncology Focus Ltd. (“COF”), an affiliate of Lee’s Pharmaceutical Holdings, Ltd., for Mainland China, Hong Kong, Macau and Taiwan. Socazolimab had previously been granted breakthrough designation by the National Medical Products Administration in the People’s Republic of China. In mid-2022, it was announced that COF had fully enrolled 498 patients with extensive stage small cell lung cancer in a randomized, double blinded, placebo-controlled trial of socazolimab combined with chemotherapy as first-line therapy. Additionally, an NDA is pending for treatment of recurrent or metastatic cervical cancer.

Antibody-Drug Nanoparticle Albumin Bound (“ADNAB”) Platform: We have partnered with Svetomir Markovic, MD, Ph.D. at Mayo Clinic Rochester to use the nanoparticle human serum albumin bound paclitaxel (nab paclitaxel or other chemotherapeutic agents) platform to bind various monoclonal antibodies to the external surface of the albumin micelles to form stable complexes that can be designed to target specific cancers for delivery directly to the tumor microenvironment. This partnership would leverage our existing Sorrento mAb library, PD-1, PD-L1, CD38, CD47, BCMA, CTLA-4, CD123, CD47, LAG3, ROR1, VEGFR2, CCR2 and CD137, among others, to create ADNAB products that may enhance tumor response. The first programs (B cell lymphomas, melanoma and gynecological cancers) are already ongoing under investigator-initiated INDs that we support. We initiated a trial with Mayo Clinic physicians to use our PD-L1 (STI-3031) mAb in an investigator-initiated trial in solid tumor.

SofusaTM Lymphatic Delivery System (“S-LDS”): Sofusa is a novel technology platform designed for targeted drug delivery to lymphatics vessels and lymph nodes. Abnormal immune system function is implicated in many conditions such as cancer and autoimmune diseases (e.g., rheumatoid arthritis, multiple sclerosis and psoriasis). Sofusa’s proprietary nanotopography draped microneedles have been shown to reversibly open tight junctions in the skin and facilitate paracellular and transcellular transport across the epidermis. In preclinical biodistribution studies, this proprietary microneedle and microfluidics system has consistently demonstrated the ability to deliver over 40-fold in drug concentration to lymph nodes (with lower drug concentration in systemic organs) when compared to traditional IV and subcutaneous (“SC”) injections. For drugs that target the immune system, Sofusa offers the potential to achieve a superior clinical response with potentially lower doses and/or side effects versus systemic injections or infusions.

Initial clinical proof of concept programs are focused on anti-TNFα in rheumatoid arthritis (“RA”) and in cancer with a checkpoint inhibitor (anti-PD-1) in cutaneous T-cell lymphoma (“CTCL”). The Sofusa division also has a research collaboration with Mayo Clinic to explore lymphatic targeting in melanoma and lymphoma. The first 12-week cohort of the Phase Ib open label RA study has been completed (n=10). Patients who were enrolled in this study had inadequate response to the standard 50mg dose of an approved TNF inhibitor subcutaneous (“SC”) treatment and were switched to Sofusa lymphatic treatment. In this study, 100% (10 of 10) patients achieved a significant improvement in disease activity and lymphatic function following initiation of Sofusa lymphatic treatment, with dose levels at half of the prior SC dose or less. Disease activity as measured by DAS28 scores improved an average of 34% and reduction in tender joint count achieved a 70% improvement in these patients. The CTCL study and Mayo Clinic melanoma studies are currently enrolling.

Based upon our Sofusa core microneedle technology, we also developed the Sofusa MuVaxx™ device for the administration of small volume peptides and vaccines. The skin (rich in dendritic cells) and lymph nodes are the primary organs for generating both humoral immunity (IgM and IgG) and cellular immunity (memory T-Cells) for long-term protection. In a preclinical study using a model Ovalbumin (“OVA”) protein antigen, Sofusa MuVaxx demonstrated a 60-100 fold increase in anti-OVA IgG antibodies versus intramuscular (“IM”) injections, and in another preclinical COVID-19 vaccine study the Sofusa device resulted in 10-40X higher T-Cell response versus IM and intradermal injections. The Sofusa MuVaxx device is designed to be a simple low-cost attachment to a standard syringe for rapid large-scale deployment of our vaccine candidates and, due to the small needle size, is expected to result in a pain-free injection. The Sofusa MuVaxx is being developed with our mRNA Omicron vaccine.

Chronic Pain

Resiniferatoxin (“RTX”) Programs: RTX is a naturally occurring compound obtained from cactus-like succulents of the Euphorbia species. An ultra-potent TRPV1 agonist, RTX belongs to the same general TRPV1 agonist family as capsaicin, the active ingredient in red chili peppers, but differs from capsaicin in its unique binding properties and thousand-fold higher potency. As an agonist, RTX produces a sustained opening of calcium channels expressed on neurons, either in the end-terminals or cell bodies of unmyelinated C-fibers or thinly myelinated A-delta fibers. The effect from this sustained calcium influx depends on the location that RTX is injected. When injected peripherally near end-terminals (e.g., intra-articularly), a sustained defunctionalization or desensitization occurs resulting in reduction in noxious chronic pain symptoms that can last for months. When injected neuraxially (intrathecally or epidurally) rapid programmed cell death of TRPV1-expressing neurons targeted by the RTX injection can produce long-lasting improvement in noxious chronic pain that has been refractory to treatment (e.g., cancer related pain). RTX does not interact with and leaves intact unaffected non-TRPV1-expressing nerves (touch, motor control and position sense).

An investigator-sponsored Phase I clinical trial of intrathecal RTX has been ongoing at the NIH under a Cooperative Research and Development Agreement. To date, 18 patients with terminal cancer pain have been treated intrathecally at the NIH. Additional enrollment in this study is on-going with a last dose level being finalized.

In the fourth quarter of 2022, the NIH obtained clearance for a new IND to treat intractable Morton’s neuroma using a local peripheral injection of RTX in an ascending dose study. The study will measure the ability of RTX to relieve acute and chronic neuropathic pain with a perineural administration of RTX. Positive results would inform the ability of RTX to be used in replacement of or to lower use of opioids in neuropathic and peripheral painful conditions such as CRPS or for local surgical applications such as below the knee amputations.

After concluding a Phase Ib clinical trial with epidural RTX in subjects with intractable pain due to advanced cancer, a Phase II placebo-controlled study was cleared to proceed in 2022 and is expected to enroll in the first quarter of 2023. This study will enroll approximately 120 patients and is designed to identify a pivotal dose to carry forward into a pivotal trial and to confirm the safety profile of epidural RTX in advanced cancer patients. The study will also monitor opioid consumption in the advanced stage cancer population, with the goal of confirming RTX as a viable opioid-sparing therapeutic approach for patients with otherwise intractable pain.

After concluding a Phase Ib clinical trial with intra-articular RTX administration for moderate-to-severe osteoarthritis (“OA”) of the knee, a Phase II placebo- and active-controlled study was cleared to proceed and completed enrollment in the third quarter of 2022. This study enrolled approximately 120 patients and is designed to identify a pivotal dose to carry forward into a pivotal trial, confirm the safety profile of intra-articular RTX, and to demonstrate the efficacy and durability of reduction in pain due to knee OA.

Additional preclinical efforts are underway to pursue other indications for RTX including trigeminal neuralgia, burning mouth syndrome and peripheral nerve block to treat neuropathic pain.

Additional preclinical efforts have been conducted with a goal of meeting regulatory Phase III pivotal studies requirements.

API and drug product (“DP”) registration batches have been manufactured at commercial scale in 2022 and are undergoing long-term stability monitoring throughout 2023 to 2026. We established high quality and high volume (projected up to 50,000 vials per batch) cGMPs at two separate geographical sites in anticipation of market needs.

Phase III studies are scheduled to be initiated by the second half of 2023.

Scilex Holding

Scilex Holding is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The following chart illustrates the current product and product candidates for which Scilex Holding has worldwide commercialization rights, except with respect to Japan for ZTlido and SP-103 and U.S. only rights for Gloperba :

ZTlido

ZTlido is a lidocaine topical system (1.8%) approved for the relief of pain associated with post-herpetic neuralgia (“PHN”). PHN is a chronic neuropathic pain syndrome that results as a complication following an infection of herpes zoster, also known as shingles. Herpes zoster symptoms typically resolve after a few weeks, but the pain caused by the nerve injury can persist for months to years in the affected area. ZTlido is designed as a lighter, thinner product which has improved adhesion relative to Lidoderm (lidocaine patch 5%), while providing a bioequivalent delivery of lidocaine in an efficient drug delivery system.

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated contract sales force and our own sales management, marketing and managed care capabilities. We currently market ZTlido through a dedicated sales force of 60 individuals, targeting approximately 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido. There is coverage for ZTlido from national and regional pharmacy benefit managers, health maintenance organizations, Medicare and Medicaid plans for over approximately 200 million covered lives.

SEMDEXA

SEMDEXA is a Phase III product candidate we are developing to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label epidural steroid injections (“ESIs”) for the treatment of sciatica, a pathology of low back pain. We believe SEMDEXA, if successfully developed, has the potential to reduce the disability related to sciatica and help delay or avoid spine surgery. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved alternative to off-label ESIs, which are administered over 12 million times annually in the United States. Enrollment for the Phase III trial was completed in the second half of 2021. We announced top-line data from this study in December 2021. The SP-102 pivotal Phase III trial 12-week data demonstrated a highly statistically significant greater effect over placebo for primary and secondary endpoints with no safety risks identified. Based on the current results, we submitted a request to the FDA for Breakthrough Therapy Designation, which will help expedite the overall development program and potential market approval. We also expect to submit a pre-NDA meeting request to the FDA in the first half of 2023.

SP-103

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in acute low back pain conditions. SP-103 builds on the learnings from ZTlido because both products share a similar adhesive drug delivery formulation and manufacturing technology. If approved, we believe that SP-103 could become the first-in-class lidocaine topical product for low back pain indications. All current uses of topical lidocaine products for low back pain are off-label. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system to potentially deliver a threefold level of the drug within a targeted area, still with the convenience of a single topical system. Additionally, SP-103 is designed to deliver a localized dose of lidocaine that is threefold greater than any lidocaine topical product that we are aware of either on the market or in development. If approved, we believe SP-103 may be able to address the limitations of prescription lidocaine patches in treating acute low back pain by delivering a higher dose of lidocaine to the application site. We initiated the Phase II trial in the second quarter of 2022. The FDA granted fast track status in the third quarter of 2022.

SP-104

We are developing SP-104, a novel low-dose delayed-release naltrexone hydrochloride formulation for the treatment of fibromyalgia. Fibromyalgia is considered a neurosensory disorder characterized in part by abnormalities in pain processing by the central nervous system. Increased understanding of the biological bases underlying fibromyalgia is rapidly leading to a new era of specific pharmacologic therapy for the condition. Fibromyalgia affects approximately 3-6% of the adult population. There are estimated to be between 8-10 million individuals with fibromyalgia in the United States. Fibromyalgia is the second most common disorder that rheumatologists encounter, as it is seen in 15% of evaluated patients. Approximately 8% of patients cared for in primary care clinics have fibromyalgia. Women have a higher frequency of fibromyalgia. Prominent fibromyalgia researchers and specialists estimate the costs in the U.S. to be between $12-14 billion each year and it accounts for a loss of approximately 1-2% of the national overall productivity. Current FDA-approved treatments for fibromyalgia include duloxetine, pregabalin, and milnacipran. Despite the availability of these treatments, there is a large unmet need in the marketplace as these treatments have response rates of less than 50%, ranging from 27-40%. Two Phase I studies were completed and are designed to characterize the pharmacokinetics of SP-104 and the safety of SP-104 relative to the known naltrexone adverse effects. We plan to initiate a Phase II clinical trial in the first half of 2023.

Patents and Other Proprietary Rights

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, is effectively maintained as a trade secret, or is protected by confidentiality agreements. Accordingly, patents and other proprietary rights are essential elements of our business.

We have multiple issued patents and pending patent applications in the U.S. and in selected foreign jurisdictions that cover our G-MAB technology, G-MAB™-derived antibodies, other proprietary antibody-centric technologies, engineered cytokine technologies and pain management compounds, including, but not limited to, the following:

1. The G-MAB discovery antibody library technology. Certain aspects of this technology are covered by issued patents and are the subject matter of pending patent applications with potential patent coverage to at least 2023.

2. The G-MAB-derived immuno-oncology antibody candidate portfolio. Certain of these antibody candidates are covered by issued patents and are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2039.

3. The bispecific antibody technology directed to the combination of two different monoclonal antibodies or fragments that can target multiple or different antigens. The bispecific antibody technology is the subject matter of pending applications with potential patent coverage to at least 2040.

4. The COVID-19 technologies and product candidates, including neutralizing antibodies (COVI-AMG, COVIDROPS and COVISHIELD), other therapeutic and/or product candidates and diagnostic platforms, are the subject of pending patent applications with potential patent coverage to at least 2043.

5. The ADC technology using proprietary conjugation chemistries (called C-LockTM and K-LockTM), initially developed by Concortis Biosystems, Corp., one of our subsidiaries. This ADC technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033. Additional ADC directed to different antigen targets and/or toxin derivatives are the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2042.

6. The CAR-T-based technology is an immunotherapy platform. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2038.

7. The DAR-T-based technology is an allogeneic immunotherapy platform and is the subject of pending patent applications with potential patent coverage to at least 2039. Candidates arising from the platform are the subject matter of pending applications with potential patent coverage to at least 2040.

8. The oncolytic virus technology is a human herpes simplex virus-based immunotherapy platform designed to target and destroy tumor cells while also stimulating anti-tumor patient immune responses. It is the subject of pending patent applications with potential patent coverage to at least 2036. We have filed patent applications on improvements to this technology with potential patent coverage to at least 2040.

9. The corticosteroid injectable pain management technology, which is formulated as a viscous gel injection for the treatment of lumbosacral radicular pain/sciatica, was obtained by the acquisition of Semnur Pharmaceuticals in March 2019 and it is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2036.

10. The RTX-based pain management technology is an experimental TRPV1 agonist agent developed as a single injection pain treatment that ablates afferent nerves that conduct pain signals while sparing other nerve functions. Certain aspects of this technology are covered by an issued patent in the U.S. providing patent protection to at least 2034 and are the subject matter of pending patent applications that will provide potential patent coverage to at least 2040.

11. The lidocaine-based pain management technology was obtained by the acquisition of Scilex Pharmaceuticals Inc. (“Scilex Pharma”). Certain aspects of this technology are covered by several issued U.S. patents, which will not expire until at least 2031. Additional patent applications to improvements of this technology have been filed and have the potential to provide patent coverage to at least 2039 and may require the completion of clinical trials that compare the cost-effectiveness.

12. The Sofusa technology was acquired from Kimberly-Clark Corporation (“KCC”); Kimberly-Clark Global Sales, LLC (“KCGS”); and Kimberly-Clark Worldwide, Inc. (“KCW” and together with KCC and KCGS, “Kimberly-Clark”) in July 2018 as a novel technology platform designed to deliver large molecules, such as antibodies, directly into lymphatic capillaries and tumor draining lymph nodes. This micro-epidermal infusion system features a proprietary microneedle array and microfluidics reservoir. The Sofusa technology is the subject of multiple granted and pending applications with potential patent coverage to at least 2040. Additionally, we have filed additional patent applications directed to methods of treating or preventing various diseases via administration of agents using the Sofusa technology, including therapeutic antibodies and vaccines, with potential patent coverage to at least 2043.

13. The Cytimm technology is an engineered cytokine-based platform that discovers and develops immunotherapeutics for autoimmune and oncological indications. Certain aspects of this technology are covered by pending patent applications with potential patent coverage to at least 2043.

14. The kinase inhibitor based technology designed to treat proliferation disorders and other diseases related to the dysregulation of kinase (such as inflammatory diseases, auto immune diseases and neurodegenerative diseases) was obtained by acquisition of ACEA. This technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2033. Additional applications directed to the use of protein kinase inhibitors for different indications are the subject matter of pending patent applications with potential patent coverage to at least 2042.

15. The protease inhibitors based technology designed to treat viral infections was obtained by acquisition of Texas A&M technology and independent development of protease inhibitors in-house. This technology is the subject matter of pending patent applications with potential patent coverage to at least 2043.

16. The new RNA/DNA transfection technology (using innovative new lipids) was developed in-house. This technology is the subject matter of pending patent applications with potential patent coverage to at least 2044.

17. The nano-immuno conjugate technology designed to treat cancer was obtained by licensing Mayo Clinic’s technology. This technology is the subject matter of pending patent applications and granted patents with potential patent coverage to at least 2032.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products and intellectual property. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, some or all of which may have greater access to capital or resources than we do. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

We expect that the market will become increasingly competitive in the future. Many of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, and have substantially greater commercial and financial resources than we do, as well as significantly greater experience in developing product candidates and technologies, undertaking preclinical studies and clinical trials, obtaining FDA and other regulatory approvals of product candidates, formulating and manufacturing product candidates and launching, marketing and selling product candidates. As a result, these companies may obtain marketing approval more quickly than we are able and may be more effective in developing, selling and marketing their products.

Immunotherapy

Immunotherapy is an active area of research and several immune-related products have been identified in recent years that modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T-cell activation. More recently, bispecific antibodies and checkpoint inhibitors (for instance PD‑1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the TCR, thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors, on the other hand, work by targeting receptors that inhibit T-cell effectiveness and proliferation and thereby essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody drug complexes, TCR-mimic antibodies, oncolytic viruses and cancer vaccines.

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

Scilex Holding

ZTlido and our product candidate, SP-103, if approved, will likely face competition from prescription, generic, and over-the-counter topical lidocaine patches, including Lidoderm and generic lidocaine patches manufactured by Teva, Mylan and Par Pharmaceutical, Inc. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, non-steroidal anti-inflammatory drugs (“NSAIDs”), muscle relaxants, antidepressants and anticonvulsants, particularly as we seek approval for the treatment of acute low back pain.

SP-102, if approved, has the potential to become the first FDA-approved epidural steroid product for the treatment of sciatica. While there are currently no FDA-approved ESIs indicated for the treatment of sciatica, Scilex Holding is aware of certain non-steroid product candidates in development. SP-102, if approved, will compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants, anticonvulsants and surgical procedures. Procedures may include nerve blocks and transcutaneous electrical nerve stimulations. We may also face indirect competition from the off-label and unapproved use of branded and generic injectable steroids.

While there are currently no formulations containing naltrexone in clinical development for the treatment of fibromyalgia, Scilex Holding is aware of certain non-opioid therapeutics currently in a late-stage Phase III pipeline containing two 505(b)(2) development programs. Scilex’s product candidate, SP-104, will likely face direct competition from these candidates.

The key competitive factors affecting the success of ZTlido, SEMDEXA, SP-103 and SP-104 are likely to be their efficacy, durability, safety, price and the availability of reimbursement from government and other third-party payors.

Government Regulation

Government authorities in the U.S. (including federal, state and local authorities) and in other countries extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion and export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment and partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Government Regulations

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:

•
completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations. Preclinical testing generally includes evaluation of our product candidates in the laboratory or in animals to characterize the product and determine safety and efficacy;
•
submission to the FDA of an IND, which is required prior to conducting human clinical trials and must be updated annually;
•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•
submission to the FDA of a Biologics License Application (“BLA”) for marketing approval for biological products, or an NDA for marketing approval for a new drug, after completion of all pivotal clinical trials;
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

In addition, we are subject to regulation under state, federal and international laws and regulations regarding occupational safety, laboratory practices, import and export of materials and products, environmental protection and the use and handling of hazardous substance control, and other regulations. Our clinical trial and research and development activities involve the controlled use of hazardous materials and chemical compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, disposal of radioactive materials used in our clinical trials and research efforts may only be made at approved facilities. We believe that we are in material compliance with all applicable laws and regulations including those relating to the handling and disposal of hazardous and toxic waste.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must be obtained from each clinical trial site’s institutional review board (“IRB”) before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated checkpoints based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of a BLA or an NDA requesting approval to market the product for one or more indications.

The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S., or, if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the U.S. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

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

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, which is defined by three cumulative criteria: (i) the seriousness of the disease (e.g., heavy disabling or life-threatening diseases) to be treated; (ii) the absence or insufficiency of an appropriate alternative therapeutic approach; and (iii) anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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
•
A new Medicare Part D coverage gap discount program in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period (the “donut hole”); and
•
A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $11,803 to $23,607 (each subject to adjustment for inflation) for each separate false claim.

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including healthcare fraud, and false statements relating to healthcare matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

Antibody Clinical Development

We currently focus our research efforts primarily on the identification and isolation of human antibody drug candidates and further characterize these antibody candidates in in vitro and in vivo functional testing. Due to our limited financial resources, we intend to actively seek product development and commercialization partners from the biopharmaceutical industry to help us advance the clinical development of select product candidates.

Marketing and Sales

With the exception of our subsidiary, Scilex Holding, we currently do not have any sales capabilities. We intend to license to, or enter into strategic alliances with, larger companies in the biopharmaceutical businesses or use the services of contract sales organizations, which are equipped to market and/or sell our products, if any, through their well-developed marketing and sales teams and distribution networks. We intend to license some or all of our worldwide patent rights to more than one third party to achieve the fullest development, marketing and distribution of any products we develop.

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

Employees and Human Capital

As of December 31, 2022, we had 949 employees and 8 consultants and advisors. A significant number of our management and our other employees and consultants have worked or consulted with pharmaceutical, biotechnology or medical product companies. While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, as well as providing our employees with the opportunity to participate in our employee stock purchase plan, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

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

Available Information

We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.sorrentotherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of our annual report to stockholders will also be made available, free of charge, upon written request.

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

•
We are subject to risks and uncertainties associated with our Chapter 11 cases.
•
The DIP Facility has substantial restrictions and financial covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.
•
Even if a plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.
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
•
With respect to ZTlido®, COVIMARK™ or COVISTIX™ and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
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

Risks Related to our Bankruptcy

We are subject to risks and uncertainties associated with our Chapter 11 cases.

On February 13, 2023, we along with our wholly owned subsidiary, Scintilla Pharmaceuticals, Inc. (together, the “Debtors”), filed voluntary petitions seeking relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas. The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”).

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our bankruptcy. These risks include the following:

•
our ability to prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases;
•
the high costs of bankruptcy cases and related fees;

•
our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•
our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•
our ability to maintain contracts that are critical to our operations;
•
our ability to execute competitive contracts with third parties while tainted with a bankruptcy legacy;
•
our ability to attract, motivate and retain key employees;
•
the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•
our ability to retain our current management team;
•
the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and
•
the actions and decisions of our shareholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to the adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan.

Even if a Chapter 11 plan of reorganization is consummated, it will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.

Any plan of reorganization may affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, a plan of reorganization will rely upon financial projections developed by us with the assistance of our financial advisor/investment banker, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (1) our ability to substantially change our capital structure, (2) our ability to obtain adequate liquidity and financing sources, (3) our ability to maintain clients’, investors’ and strategic partners’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (4) our ability to retain key employees and (5) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business. Consequently, there can be no assurance that the results or developments that may be contemplated by a plan of reorganization, even if confirmed by the Bankruptcy Court and implemented by us, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if a plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if a plan of reorganization is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that any plan of reorganization would achieve our stated goals. Furthermore, even if our debts were reduced or discharged through any plan of reorganization, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, any plan of reorganization may not become effective and, thus, we cannot assure you of our ability to continue as a going concern, even if a plan of reorganization is confirmed.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and plan to reduce the scale of our operations, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional postpetition financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The DIP Facility has substantial restrictions and financial covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

In connection with the Chapter 11 Cases and in order to provide required liquidity during the Chapter 11 process, on February 19, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) are providing the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet.

In addition to customary affirmative and negative covenant obligations, the DIP Facility requires the Debtors to comply with a weekly operating budget, subject to certain permitted variances.

If the Debtors are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert a Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code (“Chapter 7”). In such event, our business operations would generally cease and a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the filing of the Chapter 11 Cases. If a plan of reorganization is approved and implemented, our existing capital structure may be fundamentally altered. If we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. In connection with the Chapter 11 Cases, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post‑reorganization basis.

If we operate under the Bankruptcy Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Our being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business as debtor‑in‑possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non‑ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various other parties‑in‑interest and one or more hearings. Other parties‑in‑interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. In addition, constraints on our activities as debtor-in-possession may place limitations and restrictions on our business activities and resources. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may experience employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our business strategies and implement operational initiatives, which may have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical and commercial stage company subject to significant risks and uncertainties, including the risk that we or our partners may fail to develop, obtain regulatory approval or market our product candidates or generate product related revenues.

We are primarily a clinical and commercial stage biotechnology company that began operating and commenced research and development activities in 2009. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. There is no assurance that our libraries of fully-human monoclonal antibodies (“mAbs”) or any of our other product candidates in development will be suitable for diagnostic or therapeutic use, or that we will be able to identify and isolate therapeutic product candidates, or develop, market and commercialize these candidates. We do not expect any of our product candidates in development, including, but not limited to, our fully human mAbs derived from our proprietary G-MAB library platform (e.g., PD-L1, CD47), antibody drug conjugates (“ADCs”), bispecific antibodies (“BsAbs”), as well as Chimeric Antigen Receptor T Cells (“CAR-T”) and Dimeric Antigen Receptor T Cells (“DAR-T”) for adoptive cellular immunotherapy, resiniferatoxin (“RTX”), higher strength lidocaine topical system (SP-103), non-opioid corticosteroid formulated as a viscous gel injection (SP-102) (“SEMDEXATM”) and lymphatic drug delivery system (Sofusa) to be commercially available for a few years, if at all. Additionally, our COVID-19 related product candidates, including STI-2020 (affinity matured neutralizing antibody; COVI-AMG), STI-2099 (intranasal affinity matured neutralizing antibody; COVIDROPS), STI-9167 (broad-spectrum neutralizing antibody; COVISHIELD), STI-5656 (Abivertinib), STI-8282 (allogeneic adipose-derived mesenchymal stem cells; COVI-MSC), STI-1558 (SARS-CoV-2 Oral Mpro inhibitor), serological IgM/IgG antibody diagnostic test (COVITRACK) and lateral flow viral antigen diagnostic test for SARS-CoV-2 (COVISTIX), are subject to uncertainties relating to product development, regulatory approval and commercialization, and further risks based on the constantly evolving situation affecting the United States and the international community. Even if we are able to commercialize our product candidates, there is no assurance that these candidates would generate revenues or that any revenues generated would be sufficient for us to become profitable or thereafter maintain profitability.

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

As of December 31, 2022 and 2021, we had an accumulated deficit of $1,959.4 million and $1,386.6 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19-related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-1558 (SARS-CoV-2 Oral Mpro inhibitor), and STI-8282 (COVI-MSC), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As a result of our recurring losses from operations, recurring negative cash flows from operations and substantial cumulative losses, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2022 included a “going concern” explanatory paragraph indicating that our recurring losses from operations, negative working capital, recurring negative cash flows from operations and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

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

Although we are currently engaging in and planning for certain clinical trials, there can be no assurance that the FDA will accept our proposed trial designs. We may experience delays in our clinical trials, and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (“NDA”) or a Biologics License Application (“BLA”), a marketing authorization application (“MAA”) or other submission or to obtain regulatory approval in the U.S., the United Kingdom, the European Union or elsewhere;
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

We continue to monitor the impact of the COVID-19 pandemic, and we may continue to experience disruptions that could severely impact the development of our product candidates, including:

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

•
risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities. For example, we obtain our commercial supply of ZTlido and our clinical supply of SP-103 exclusively from Oishi Koseido Co., Ltd. and Itochu CHEMICAL FRONTIER Corporation in Japan. The COVID-19 pandemic or an outbreak of another infectious disease could result in delays in the procurement and shipping of ZTlido, which may have an adverse impact on our operating results.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the continued duration of, the COVID-19 pandemic may be difficult to assess or predict, there could be continued disruption of the global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic and related factors could materially affect our business and the value of our common stock.

In addition, the continued spread of COVID-19 globally could materially and adversely impact our operations, including without limitation, our sales and marketing efforts, sales of ZTlido, travel, employee health and availability, which may have a material and adverse effect on our business, financial condition and results of operations.

Management is actively monitoring the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. Given the continued evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition or liquidity for fiscal year 2023.

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

With the exception of Scilex Holding Company (“Scilex Holding”) (which commercially launched, through Scilex Pharma, ZTlido in late October 2018, using a contract sales organization to conduct its primary sales activities but now has its own sales force), we currently have no sales and marketing organization. If any of our other product candidates are approved by the FDA, we intend to market that product through our own sales force. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the U.S., we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates which would negatively impact our ability to generate revenue.

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

•
develop and execute its sales and marketing strategies for Scilex Holding’s products;
•
achieve, maintain and grow market acceptance of, and demand for, Scilex Holding’s products;
•
obtain and maintain adequate coverage, reimbursement and pricing from managed care, government and other third-party payors;
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

With respect to ZTlido®, COVIMARK™ or COVISTIX ™ and any of our product candidates for which we may receive regulatory approvals, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Our FDA approval for ZTlido® and any other regulatory approvals that we may receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In some countries, including member states of the European Union (the “EU”), the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take a significant amount of time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices, and in certain instances render commercialization in certain markets infeasible or disadvantageous from a financial perspective. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product and/or our product candidates to other available products in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third party payors or government authorities may lead to further pressure on the prices or reimbursement levels. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, the commercial launch of our product and/or product candidates could be delayed, possibly for lengthy periods of time, we or our collaborators may not launch at all in a particular country, we may not be able to recoup our investment in one or more product candidates, and there could be a material adverse effect on our business.

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

California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and beginning July 1, 2020, the California Attorney General may bring enforcement actions for violations. The CCPA, among other things, requires covered companies to provide disclosures to California consumers concerning the collection and sale of personal information, and will give such consumers the right to opt-out of certain sales of personal information. The CCPA may increase our company’s compliance costs and potential liability, and we cannot yet predict the impact of the CCPA on our business. In addition, a new California privacy law, the California Privacy Rights Act (the “CPRA”) was passed by California voters on November 3, 2020. The CPRA created additional obligations with respect to processing and storing personal information that went into effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Further, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act and Connecticut passed the Connecticut Data Privacy Act, all of which become effective in 2023. These other state privacy laws will impose many similar obligations regarding the processing and storing of personal information as the CCPA and the CPRA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the United States. The GDPR went into effect on May 25, 2018. The GDPR strengthened data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s exit from the European Union, often referred to as Brexit, has created additional complexity as, while the United Kingdom and European Union laws are similar, the United Kingdom is now a separate and distinct regulatory environment.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

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

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•
HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•
HIPAA, as amended by the HITECH Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered in the U.S. and in the EU, including applicable import and export control regulations such as those regulations under the Convention on International Trade in Endangered Species of Wild Fauna and Flora, also known as the Washington Convention, economic sanctions on countries and persons, customs requirements and currency exchange regulations (collectively, “Trade Control Laws”).

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

As previously disclosed, we have formed a Chinese joint venture with LifeTech Scientific Co., Ltd. to commercialize our proprietary water soluble cannabidiol (“CBD”) formulation technologies for consumer and pharmaceutical applications in Asia (excluding Japan). We have also formed a related business unit, Scintilla Health, Inc., to explore commercial opportunities of our water-soluble CBD formulation technologies for both consumer and pharmaceutical applications in North America, Europe and other parts of the world.

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

Other than with respect to ZTlido, we have not completed a corporate-sponsored clinical trial. In the event we are able to conduct a pivotal clinical trial of a product candidate, the results of such trial may not be adequate to support marketing approval. Because our product candidates are intended for use in life-threatening diseases, in some cases we may seek marketing approval for each product candidate based on the results of a single pivotal clinical trial. As a result, these trials may receive enhanced scrutiny from the FDA. For any such pivotal trial, if the FDA disagrees with our choice of primary endpoint or the results for the primary endpoint are not robust or significant relative to control, are subject to confounding factors or are not adequately supported by other study endpoints, including possibly overall survival or complete response rate, the FDA may refuse to approve an NDA, a BLA or other application for marketing based on such pivotal trial. The FDA may require additional clinical trials as a condition for approving our product candidates.

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

We may also seek additional EUAs from the FDA for our other product candidates for the detection and/or treatment of COVID-19 and the SARS-CoV-2 virus. If granted, the additional EUAs would allow us to market and sell additional product candidates without the need to pursue the lengthy and expensive drug approval process. There is no guarantee that we will be able to obtain any additional EUAs. Failure to obtain additional EUAs or the termination of such EUAs, if obtained, could adversely impact our business, financial condition and results of operations. Moreover, as the national health emergency is currently expected to expire in May 2023, and upon such expiration, we will likely no longer be permitted to seek EUAs for the detection and/or treatment of COVID-19 and the SARS-CoV-2 virus, and would have to obtain FDA approvals through the standard process.

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

Increasing use of social media could give rise to liability, breaches of data security, or reputational damage.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our code of business conduct and ethics or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.

Our ability to utilize our net operating loss and tax credit carryforwards may be limited.

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited to 80 percent of taxable income beginning in 2021. The CARES Act also reinstated the net operating loss carryback provisions whereby net operating losses incurred in calendar tax years 2018, 2019 and 2020 may be carried back to offset taxable income of the five tax years preceding the year of the loss. We have undergone ownership changes for purposes of Section 382 in the current and prior years. For the year ended December 31, 2022, the ownership change may result in limitations on the utilization of certain deferred tax assets in future periods of which we are carrying a full valuation allowance against. If any deferred tax assets were to expire unused because of Section 382 limitations, there would be a corresponding adjustment to the related valuation allowance. Future equity offerings or acquisitions that have equity as a component of the purchase price could constitute an ownership change under Section 382. If and when any other ownership change occurs, utilization of our net operating loss and tax credit carryforwards may be limited by Section 382, which could potentially result in increased future tax liability to us.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the outcome of income tax audits in various jurisdictions. We regularly assess all of these matters to determine the adequacy of its tax provision, which is subject to significant discretion.

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

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, on April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from our company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. On December 20, 2022, the arbitrator in the arbitration related to alleged breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between us and NantPharma, LLC, related to the development of the cancer drug Cynviloq™ issued an award (“Cynviloq Award”) granting contractual damages of $125 million to us, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers. On December 2, 2022, the arbitrator in the arbitration before the American Arbitration Association against NantCell, Inc. (“NantCell”) and Immunotherapy NANTibody LLC (“NANTibody”) relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between us NantCell and the June 11, 2015 Exclusive License Agreement entered into between us and NANTibody, issued an award (the “Antibody Award”) granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum (the “Award”). On December 21, 2022, the Los Angeles Superior Court entered judgement upon the Antibody Award and ordered us to pay to the Nant Entities the amounts awarded in the Antibody Award. In February 8, 2023, the Los Angeles Superior Court stayed enforcement of the Antibody Award judgment for 70 days only to the extent that the Antibody Award judgment exceeds the approximately $50.0 million difference between the amount of the Antibody Award and the amount of the Cynviloq Award. The Company filed a petition to confirm the Cynviloq Award with the Los Angeles Superior Court on February 2, 2023. NantPharma filed an opposition motion to vacate the Cynviloq Award on February 13, 2023. The Court will hold a hearing on the petition to confirm and opposition to vacate on March 16, 2023. As an additional example, on May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D., alleging that we, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection (the “Wasa Matter”). A second putative federal securities class action was filed in the U.S. District Court for the Southern District of California against the same defendants alleging the same claims and seeking the same relief, which matter was consolidated by the U.S. District Court for the Southern District of California with the Wasa Matter (the “Consolidated Matter”). On June 3, 2022, judgment was entered in the favor of defendants in the Consolidated Matter. Plaintiff in the Consolidated Matter appealed the judgment in late June 2022 and filed its opening appellate brief in October 2022. The defendants in the Consolidated Matter, as appellees, filed their answering brief in December 2022, and the appellant filed a response in January 2023. The Consolidated Matter is still pending. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. While we intend to pursue any claims made by us, or defend against any claims brought against us, vigorously, we cannot predict the outcomes of such claims. Any failure to prevail in any claims made by us or any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

Future declines in the results of our acquisitions and other factors could cause us to record an impairment of all or a portion of the relevant goodwill in the future. We may not be able to achieve our business targets for businesses we previously acquired or will acquire in the future, which could result in our incurring additional goodwill and other intangible asset impairment charges. Further declines in our market capitalization increase the risk that we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of our goodwill based on the quantitative assessment performed.

Moreover, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. For example, in June 2022, we decided to put on hold for future evaluation the development of Abivertinib, which was acquired from ACEA Therapeutics, Inc. in 2021, for the treatment of hospitalized COVID-19 patients, which resulted in us determining that approximately $90.8 million associated with the acquired in-process research and development assets had been impaired and recorded within the loss on impairment of intangible assets in our consolidated statement of operations for the three months ended June 30, 2022. During the fourth quarter of 2022, we discontinued the development of Abivertinib for the treatment of COVID-19, which resulted in additional impairment of $32.0 million associated with the remaining in-process research and development (“IPR&D”) asset balance at December 31, 2022. Additionally, we recorded an impairment loss of $1.4 million associated with another IPR&D intangible asset at December 31, 2022, as a result of revised timelines for commercialization See Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for additional details. Any other impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the U.S. Securities and Exchange Commission (the “SEC”) has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in many areas. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine, and the adoption of comprehensive sanctions in response thereto by, among others, the European Union, the U.S., and the United Kingdom, which sanctions restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally required public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors would have been required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors would need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Los Angeles Superior Court declared AB 979 unconstitutional and, although the California Secretary of State has filed a notice of appeal in the case, the State of California is currently precluded from enforcing AB 979.

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

Our majority owned subsidiary, Scilex Holding, is a public company and its management may need to devote substantial time to the operating of Scilex Holding as a public company.

As of March 6, 2023, we beneficially own approximately 44.2% of the outstanding shares of common stock of Scilex Holding (Nasdaq: SCLX and SCLW), which began trading on the Nasdaq Capital Market on November 11, 2022. Scilex Holding is now subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, as well as rules and regulations adopted, and to be adopted, by the SEC and Nasdaq and, as a result, will incur significant legal, accounting and other expenses that it did not incur as a private company. Scilex Holding’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives and our management and other personnel may need to devote a substantial amount of time to assist Scilex Holding in its compliance initiatives. Moreover, these rules and regulations will substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly, which will increase its operating expenses, which may affect its operating results and financial condition, which may affect the value of our investment in Scilex Holding and may impact our stock price, business, prospects, operating results, and financial condition.

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

For example, in November 2016, we acquired a majority of the outstanding capital stock of Scilex Pharma, which was contributed to our majority-owned subsidiary Scilex Holding in connection with the corporate reorganization of Scilex Holding and acquisition of Semnur by Scilex Holding in March 2019. These assets, together, constitute our Scilex segment. As of March 6, 2023, we held approximately 42.5% of the outstanding voting stock of Scilex Holding. We also acquired Virttu Biologics Limited in 2017, Sofusa assets, a revolutionary drug delivery technology, in July 2018 and SmartPharm Therapeutics, Inc. in September 2020. In June 2021, we acquired ACEA Therapeutics, Inc. and in February 2022, we acquired Virex Health, Inc.

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

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or the ongoing business of the acquired companies or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between us and the acquired company will also divert management’s attention from our core business and other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of the acquisition. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, the acquisition may not be accretive to our stock value or development pipeline in the near or long term.

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

Under the terms of the Agreement and Plan of Merger that Scilex Holding entered into with Semnur Pharmaceuticals, Inc. (“Semnur”), Sigma Merger Sub, Inc., the prior wholly owned subsidiary of Scilex Holding, Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”), and us, for limited purposes, Scilex Holding is obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of an NDA by the FDA of any Semnur product, which includes SEMDEXA. Additional payments of up to $240 million will be due upon the achievement of certain cumulative net sales of Semnur products.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 3, 2022 to December 30, 2022, our closing stock price ranged from $0.73 to $4.84 per share. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Additionally, as previously disclosed, on February 13, 2023, we, along with Scintilla Pharmaceuticals, Inc., filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, thereby commencing the Chapter 11 Cases. The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and our common stock may decrease in value or become worthless. Accordingly, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. As discussed below, recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon several factors, including, but not limited to, our ability to negotiate and confirm a plan, the terms of such plan and the value of our assets. Although we cannot predict how our common stock will be treated under a plan, we expect that common stockholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Moreover, on February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock will be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. The Delisting Notice also indicated that we may appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. On February 21, 2023, we requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel. We subsequently determined not to continue with the appeal process. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”. We can provide no assurance that our common stock will continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

Trading on the Pink Open Market is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. The market for our common stock is limited and persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock is quoted on the Pink Open Market. Trading in stock quoted on the Pink Open Market is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Pink Open Market is not a stock exchange, and trading of securities on the Pink Open Market is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the New York Stock Exchange. The Pink Open Market is not a liquid market, and therefore there is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock on the Pink Open Market will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline. These factors may result in investors having difficulty reselling any shares of our common stock.

The market price of Scilex Holding’s common stock and warrants may fluctuate significantly, and we may lose all or part of our investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. From November 11, 2022, the first day Scilex Holding’s common stock and warrants were listed on the Nasdaq Capital Market, to December 30, 2022, the closing price of Scilex Holding’s common stock ranged from $2.87 to $10.11 and the closing price of Scilex Holding’s warrants ranged from $0.1299 to $0.4501. The market price of Scilex Holding’s common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our and Scilex Holding’s control, and may include those described in the risk factor above under the heading “The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.” Price volatility of Scilex Holding’s common stock and warrants may affect the value of our investment in Scilex Holding, which could have a material adverse effect on our stock price and our business, prospects, operating results, and financial condition.

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

As of December 31, 2022, 74.8 million shares of our common stock were reserved for issuance under our equity incentive plans, of which 20.9 million shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $6.05 per share, 8.3 million shares of our common stock were subject to outstanding restricted stock units, 39.2 million shares of our common stock were reserved for issuance pursuant to our 2019 Stock Incentive Plan and 6.4 million shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. In addition, 24,935,882 shares of our common stock are subject to the 10-year CEO performance award granted to Dr. Ji that is tied solely to achieving market capitalization milestones and has an exercise price of $17.30 per share. To the extent outstanding options are exercised, our existing stockholders may incur dilution.

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

As of January 31, 2023, our directors and executive officers beneficially owned, in the aggregate, approximately 2.0% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert significant influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our Amended and Restated Bylaws (our “Bylaws”) provide that, unless our Board of Directors consents to an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought by or on our behalf; (ii) any direct action asserting a claim against us or any of our directors or officers pursuant to any of the provisions of the General Corporation Law of the State of Delaware, our Restated Certificate of Incorporation or our Bylaws; (iii) any action asserting a claim of breach of fiduciary duties owed by any of our directors, officers or other employees to our stockholders; or (iv) any action asserting a violation of Delaware decisional law relating to our internal affairs. This provision does not apply to (a) actions in which the Court of Chancery in the State of Delaware concludes that an indispensable party is not subject to the jurisdiction of Delaware courts, or (b) actions in which a federal court has assumed exclusive jurisdiction to a proceeding. This choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expanded federal regulation of corporate governance matters and imposes requirements on public companies to, among other things, provides stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others have been and will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and, accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, including § 619 (12 U.S.C. § 1851) known as the Volcker Rule and various swaps and derivatives regulations, the authority of the Federal Reserve and the Financial Stability Oversight Council, and renewed proposals to separate banks’ commercial and investment banking activities.

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

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 11, 2022, as a result of our former Chief Financial Officer`s passing in early January 2022 as well as other considerations, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result, we identified certain of our control activities were deficient and the combination of the aforementioned deficiencies were deemed to represent a material weakness in our internal control over financial reporting as of December 31, 2021. While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such management has concluded the aforementioned material weakness has not been remediated as of December 31, 2022. As a result, certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities, intangibles and contingent consideration did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2022. The material weakness did not result in a restatement of previously issued annual consolidated financial statements or condensed interim consolidated financial statements.

During the fiscal year ending 2023, we will continue evaluating our remediation measures as described above to determine if such measures have been effectively implemented and will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weakness in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth our principal properties as of December 31, 2022, all of which are leased:

Location	Lease term	Square footage	Primary use
Sorrento Therapeutics segment
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	77,000	Research and development
San Diego, CA	2034 - option to extend for one additional 10-year period	69,000	Research and development
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	61,000	Administrative, research and development
San Diego, CA(1)	2038 - option to extend for one additional 5-year period	43,000	Research and development
San Diego, CA(1)(2)	2038 - option to extend for one additional 5-year period	30,000	Principal executive offices and Administrative
San Diego, CA	2029 - option to extend for one additional 5-year period	36,000	Contract manufacturing
San Diego, CA	2025	11,000	Research and development
San Diego, CA	2025 - option to extend for one additional 5-year period	9,000	Research and development
Suzhou, China	2025	50,000	Contract manufacturing, research and development
Scilex segment
Palo Alto, CA	2024 - option to extend for one additional 3-year period	6,000	Administrative

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

For discussion of our ongoing bankruptcy proceedings, see Part I, Item 1. Business subsection “Voluntary Filing Under Chapter 11”.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was previously listed and traded on the Nasdaq Capital Market under the symbol “SRNE”. As a consequence of the Chapter 11 Cases, beginning February 23, 2023, our shares common stock are trading on the OTC Pink Open Market under the symbol “SRNEQ”.

Holders of Record

As of January 31, 2023, there were 197 holders of record of our common stock.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2017 to December 31, 2022 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on December 31, 2016 in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX AND NASDAQ BIOTECH INDEX
$400
$350
$300
$250
$200
$150
$100
$50
$-
2017
2018
2019
2020
2021
2022
SORRENTO THERAPEUTICS, INC.
NASDAQ MARKET INDEX
NASDAQ BIOTECH INDEX
*ASSUMES $100 INVESTMENT IN COMPANY'S COMMON STOCK ON DECEMBER 31, 2016

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

Overview

Sorrento Therapeutics, Inc. is a clinical and commercial stage biopharmaceutical company developing a portfolio of next generation treatments for three major therapeutic areas: cancer, infectious disease and pain.

Cancer. Our proprietary fully human G-MAB™ antibody library and ACEA small molecule library are the engines driving an innovative pipeline of new solutions for cancer. These molecular entities are then enhanced by leveraging our extensive proprietary immuno-oncology platforms such as immuno-cellular therapies (“DAR-T™”), antibody-drug conjugates (“ADCs”), oncolytic virus (“Seprehvec™”) and lymphatic drug delivery (“Sofusa™”).

Infectious Disease. We have applied our antibody capability in the fight against COVID-19. We are developing highly sensitive and rapid diagnostics, and multi-modal treatments for the SARS-CoV-2 virus and its variants. Our diagnostics platforms include the COVIMARK™ lateral flow antigen test (launched as COVISTIX™ in Mexico and Brazil). We are also focused on bringing forward effective therapeutic solutions, including FUJOVEE ™ (Abivertinib) and a protease inhibitor antiviral pill (STI-1558) as a stand-alone treatment.

Pain. In November 2022, Scilex Holding Company (“Scilex Holding”), our majority owned subsidiary, completed its business combination with Vickers Vantage Corp. I, a special purpose acquisition company. The flagship product of Scilex Holding, ZTlido®, was launched in 2018 as a prescription lidocaine topical product and has demonstrated superior adhesion and bioavailability compared to current lidocaine patches. Scilex Holding has built a commercial organization focused on neurologists and pain specialists and will leverage this capability for the potential launch of next-generation products that are currently in development. The first of these product candidates, SEMDEXA™, is an injectable viscous gel formulation of a widely used corticosteroid designed to address the limitations associated with off label corticosteroid epidural injections. SEMDEXA™ has completed its pivotal study and Scilex Holding is preparing for its new drug application (“NDA”) submission.

We are also developing Resiniferatoxin (“RTX”), a naturally occurring non-opioid ultra-potent transient receptor potential vanilloid-1 agonist. When injected peripherally, a sustained desensitization occurs, resulting in reduction of noxious chronic pain symptoms that can last for months. RTX has the potential to be a multi-indication franchise asset and is nearing pivotal studies in intractable pain associated with cancer and moderate to severe knee osteoarthritis pain.

Voluntary Filing Under Chapter 11

As previously reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2023, we and our wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with us, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). We continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on February 16, 2023 and February 21, 2023, we obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure our ability to continue our ordinary course operations during the Chapter 11 Cases.

DIP Term Sheet

As previously reported in our Current Report on Form 8-K filed with the SEC on February 22, 2023, we and Scintilla executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) are providing us with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet. On February 20, 2023, we filed the Debtors’ Emergency Motion For Entry of Interim and Final Orders (I) Authorizing The Debtors to (A) Obtain Senior Secured Superpriority Postpetition Financing and (B) Use Cash Collateral, (II) Granting Liens and Providing Claims With Superpriority Administrative Expense Status, (III) Modifying The Automatic Stay, (IV) Scheduling A Final Hearing, and (V) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Term Sheet was attached to the Motion.

At a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing us with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, we were authorized to make a single, initial draw of $30,000,000 on the DIP Facility (the “Initial Draw”). Definitive financing documentation, including a credit agreement and other documents evidencing the DIP Facility (collectively, the “DIP Documents”), will be negotiated and executed as soon as possible following the Initial Draw on the DIP Facility. The remaining amount of the DIP Facility will be available to the Debtors, subject to entry of an order granting the DIP Motion on a final basis (the “Final Order”) and compliance with the terms, conditions, and covenants to be set forth in the definitive DIP Documents, through additional draws of no less than $5,000,000 each upon five business days’ written notice to the DIP Lender. The DIP Facility contains economic and other terms that are the most favorable to us compared to the other proposals received by us, including, among others: (i) immediate access to interim financing of up to $30,000,000 (with up to $75,000,000 to be available in the aggregate), (ii) minimum draws of $5,000,000, (iii) interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month), and (iv) other fees and charges as described in the DIP Term Sheet. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Interim DIP Order).

The DIP Facility matures on the earliest of: (i) July 31, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the DIP Term Sheet); (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; and (vi) forty-five (45) days after the filing of the DIP Motion (or such later date as agreed to by the DIP Lender), unless the Final Order has been entered by the Bankruptcy Court on or prior to such date. The DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

The Debtors anticipate seeking final approval of the DIP Facility at a final hearing on the DIP Motion on or around March 29, 2023, or any such other date that is no later than forty-five (45) days following the date of filing of the DIP Motion, as required under the DIP Term Sheet.

Listing

On February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock will be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. The Delisting Notice also indicated that we may appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. On February 21, 2023, we requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel. We subsequently determined not to continue with the appeal process. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Significant Developments in the Quarter Ended December 31, 2022

•
In December 2022, we completed the Phase Ib enrollment of COVID-19 patients in China to assess the safety and efficacy of STI-1558 oral treatment.
•
In December 2022, we submitted a pre-NDA request meeting to the FDA to gain insights from the FDA for potential regulatory approval pathway for Abivertinib (FUJOVEETM) for the treatment of NSCLC.

•
On November 11, 2022, Scilex Holding shares began trading on the Nasdaq Capital Market under the ticker symbol “SCLX”. Scilex Holding’s trading debut comes after the completion of its business combination with Vickers Vantage Corp. I, a special purpose acquisition company. The combined company now operates as Scilex Holding Company.
•
In November 2022, we announced positive topline results from the completed Phase I study in Australia demonstrating STI-1558 was well tolerated and achieved pharmacokinetic levels confirming adequate blood levels were achieved to continue development of this oral antiviral treatment without the need for a Ritonavir booster.
•
In November 2022, we announced preliminary safety and efficacy data from a Phase IB study in China, which demonstrated that the safety profile was comparable between healthy uninfected subjects and infected subjects and that STI-1558 resulted in a dramatic rapid reduction in viral load.
•
In October 2022, we completed a Phase I study of its oral main viral protease (Mpro) inhibitor, STI-1558, conducted in Australia with 58 healthy volunteers.

Impact of COVID-19 on Our Business

We are closely monitoring the COVID-19 pandemic and its potential impact on our business. In an effort to protect the health of our employees, we continue to enforce standard safety protocols at our facilities and have implemented employee travel policies.

Results of Operations

The following discussion of our operating results explains material changes in our results of operations for the years ended December 31, 2022 and 2021. The discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We operate in two operating and reportable segments, Sorrento Therapeutics and Scilex.

Comparison of the Years Ended December 31, 2022 and 2021

Revenues.

Dollars in thousands	Years Ended December 31,		Increase (decrease)
Sorrento Therapeutics segment	2022	2021	$	%
Product revenues	$6,963	$189	$6,774	3584%
Service revenues	17,842	24,169	(6,327)	(26%)
Total revenues	$24,805	$24,358	$447	2%
Scilex segment
Product revenues	$38,034	$28,546	$9,488	33%
Total revenues	$62,839	$52,904	$9,935	19%

Revenues were $62.8 million for the year ended December 31, 2022, as compared to $52.9 million for the year ended December 31, 2021.

The increase in revenues in our Sorrento Therapeutics segment was primarily attributed to $4.8 million in COVISTIX™ product sales, $2.0 million in other product sales and $2.3 million in other service revenues. These increases were partially offset by $8.6 million of lower contract manufacturing service revenues in 2022 compared to the prior year.

Revenues in our Scilex segment increased from $28.5 million to $38.0 million for the year ended December 31, 2022 as compared to the prior year due to increased product sales of ZTlido.

Cost of revenues.

	Years Ended December 31,		Increase
Dollars in thousands	2022	2021	$	%
Sorrento Therapeutics segment	$22,655	$9,398	$13,257	141%
Scilex segment	10,797	3,633	7,164	197%
Total cost of revenues	$33,452	$13,031	$20,421	157%

Cost of revenues for the years ended December 31, 2022 and 2021 were $33.5 million and $13.0 million, respectively, and relate to product sales, the sale of customized reagents and providing contract manufacturing services. The costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

The increase in cost of revenues in our Sorrento Therapeutics segment was driven by increased product sales and an $11.0 million increase in inventory reserves associated with COVISTIX™ product as compared to the prior year.

The increase in cost of revenues in our Scilex segment were driven by higher sales volumes of ZTlido and royalties to our ZTlido manufacturer as compared to the prior year.

Research and development expenses.

	Years Ended December 31,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento Therapeutics segment	$212,171	$197,721	$14,450	7%
Scilex segment	9,055	9,201	(146)	(2%)
Total research and development expenses	$221,226	$206,922	$14,304	7%

Research and development expenses for the years ended December 31, 2022 and 2021 were $221.2 million and $206.9 million, respectively. Research and development expenses primarily include expenses associated with isolating and advancing human antibody drug candidates derived from our libraries, as well as advancing our FUJOVEE (Abivertinib), OVYDSO, SP-102, SP-103, RTX, oncolytic virus, ADC and oncology programs, among others. Such expenses consist primarily of salaries and personnel-related expenses, stock-based compensation expense, clinical development expenses, preclinical testing, lab supplies, consulting costs, depreciation and other expenses. We track external development costs by program; however, we do not allocate laboratory supplies, research and development (“R&D”) materials, personnel costs, share-based payments, facilities costs or other internal costs to specific development programs.

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

Dollars in thousands	Years ended December 31,		Increase (decrease)
Type of expense	2022	2021	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$9,063	$3,268	$5,795	177%
Resiniferatoxin (“RTX”)	12,704	11,176	1,528	14%
COVID-19 therapies and diagnostics, excluding Abivertinib	27,917	40,437	(12,520)	-31%
Immuno-oncology and other programs	28,549	25,486	3,063	12%
Total third party clinical and pre-clinical R&D expenses by program	78,233	80,367	(2,134)	-3%
Laboratory supplies and R&D materials expenses	23,026	21,740	1,286	6%
Salary, consulting and other personnel costs	53,387	46,005	7,382	16%
Non-cash share-based compensation expenses	12,382	15,343	(2,961)	-19%
Facility, depreciation and other expenses	45,143	34,266	10,877	32%
Total research and development expenses - Sorrento Therapeutics segment	212,171	197,721	14,450	7%
Total research and development expenses - Scilex segment	9,055	9,201	(146)	-2%
Total research and development expenses	$221,226	$206,922	$14,304	7%

Third party clinical and pre-clinical R&D expenses for our Sorrento Therapeutics segment largely fluctuated as a result of the timing of clinical trial spend and the timing of our acquisition of ACEA Therapeutics, Inc. (“ACEA”) (Abivertinib), which occurred in June 2021. Salaries, personnel costs and facilities expenses increased as compared to the same periods in the prior year as we continue expanding our R&D personnel headcount and infrastructure to support our R&D programs.

We expect our research and development expenses for our Scilex segment to increase as we incur incremental expenses associated with our product candidates that are currently under development and in clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect to incur significant research and development expenses in connection with our Phase 3 clinical trial for SEMDEXA, our ongoing Phase 2 clinical trials for SP-103, and initiation of Phase 2 trials for SP-104.

Acquired in-process research and development expenses. Acquired in-process research and development expenses for the year ended December 31, 2022 was $12.3 million, which included $11.7 million related to our acquisition of Virex Health, Inc. Acquired in-process research and development expenses for the year ended December 31, 2021 was $24.2 million and related to the asset purchase agreement with Aardvark Therapeutics, Inc., for $5.0 million and the entry into the exclusive license agreement with Icahn

School of Medicine at Mount Sinai for $7.5 million during the period as further described in Note 7 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K and $10.2 million related to our investment in Deverra Therapeutics, Inc. during the period, as further described in Note 5 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. The remainder for the year ended December 31, 2021, related to our investments in various licensing arrangements entered into during the period.

Selling, general and administrative (“SG&A”) expenses.

	Years Ended December 31,		Increase (decrease)
Dollars in thousands	2022	2021	$	%
Sorrento Therapeutics segment	$118,529	$146,273	$(27,744)	(19%)
Scilex segment	63,808	50,583	13,225	26%
Total sales, general and administrative expenses	$182,337	$196,856	$(14,519)	(7%)

SG&A expenses for the years ended December 31, 2022 and 2021, were $182.3 million and $196.9 million, respectively, and consisted primarily of salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

The decrease in SG&A expenses in our Sorrento Therapeutics segment was attributed to lower professional fees, including a decrease in legal and consulting costs by approximately $11.9 million, lower stock-based compensation expenses of $12.1 million and lower personnel costs of $5.6 million. Infrastructure-related expenses increased by $1.9 million compared to the prior fiscal year.

The increase in SG&A expenses in our Scilex segment were primarily attributed to increases in legal, consulting and insurance expenses compared to the prior fiscal year.

Increase (decrease) on contingent consideration. Gain on contingent consideration for the year ended December 31, 2022 was $75.4 million compared to a loss on contingent consideration of $9.2 million for the year ended December 31, 2021 and was attributed to the change in fair value of the Earn-Out Consideration associated with the acquisition of ACEA (see Note 3 and Note 7 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K).

Loss on impairment of intangible assets. Loss on impairment of intangible assets for the year ended December 31, 2022 was $124.2 million, of which $122.8 million was attributed to the impairment of in-process research and development assets acquired from ACEA in 2021, as further described in Note 6 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K.

Legal settlements. We recorded $64.8 million in net legal settlements expense during the year ended December 31, 2022, which was attributed to the NantCell/NANTibody Arbitration disclosed in Note 11 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K.

Gain (loss) on derivative liabilities. Gain on derivative liabilities for our Scilex segment for the year ended December 31, 2022 was $7.3 million compared to a loss on derivative liabilities of $0.3 million for the year ended December 31, 2021 and was mainly attributed to the change in fair value of the derivatives ascribed to the senior secured notes due 2026 (the “Scilex Notes”) as further described in Note 3 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. There were no gains or losses on derivative liabilities for our Sorrento Therapeutics segment during the years ended December 31, 2022 and 2021.

Loss on marketable and equity investments. Loss on marketable investments for the year ended December 31, 2022 reflects $63.9 million in unrealized losses related to the change in fair value of our shares of Celularity Inc. (“Celularity”). Loss on equity investments for the year ended December 31, 2022 was $20.0 million and was attributed to other-than-temporary impairments of our equity investments without readily determinable fair value. Loss on marketable investments for the year ended December 31, 2021 reflects $39.8 million in unrealized losses related to the change in fair value of our shares of Celularity, $24.1 million of realized gains from the sale of our shares of ImmunityBio, Inc., and $0.7 million in realized gains related to other investments during the year ended December 31, 2021.

Gain (loss) on debt extinguishment. Gain on debt extinguishment for the year ended December 31, 2022 was $27.0 million and was attributable to repurchases of the aggregate principal amount of the Scilex Notes and was partially offset by a loss of debt extinguishment attributed to repayments made on the Bridge Loans (as defined below) during the year. Loss on debt extinguishment for the year ended December 31, 2021 was $6.7 million and was attributable to the repurchases of the outstanding principal on the Scilex Notes, and was partially offset by short-term debt forgiveness.

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

Interest expense. Interest expense for the years ended December 31, 2022 and 2021 was $8.6 million and $10.2 million, respectively. The decrease was attributed to the Scilex Notes as a result of the repurchases of aggregate principal. We recorded an offsetting increase in interest expense related to the ACEA significant debt arrangements and the Bridge Loans due to the timing of initiation of such loans. Interest income was immaterial for both periods.

Loss on equity method investments. Loss on equity method investments for the year ended December 31, 2022 was $18.4 million and was largely attributed to the other-than-temporary impairment of our NantStem equity method investment.

Income tax benefit. Income tax benefit for the years ended December 31, 2022 and 2021 was $2.4 million and $33.5 million, respectively. The higher income tax benefit during the year ended December 31, 2021 was primarily due to deferred tax liabilities recognized in 2021 from the ACEA acquisition resulting in a release of valuation allowance in 2021 compared to 2022.

Net loss. Net loss for the year ended December 31, 2022 was $577.8 million as compared to a net loss of $429.1 million for 2021, as a result of the factors discussed above.

Comparison of the Years Ended December 31, 2021 and 2020

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020, please refer to the discussion under the heading “Results of Operations— Comparison of the Years Ended December 31, 2021 and 2020” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

Liquidity and Capital Resources

Voluntary Filing Under Chapter 11

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions to continue our ordinary course operations after the filing date. We have also received interim approval from the Bankruptcy Court for $75.0 million of financing from JMB Capital Partners Lending, LLC, which will provide us with immediate liquidity so that we can continue operating our business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith. However, for the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court.

As of December 31, 2022, we had $23.6 million in cash and cash equivalents attributable in part to proceeds from the following arrangements and agreements.

The Failure of Silicon Valley Bank

On March 10, 2023, we became aware that the Federal Deposit Insurance Corporation (“FDIC”) issued a press release (the “FDIC press release”) stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. We had approximately $2.8 million cash deposited with SVB as of each of December 31, 2022, February 13, 2023 when the Debtors commenced voluntary proceedings under Chapter 11, and March 10, 2023. On March 14, 2023, we regained access to the full amount of our cash that was deposited with SVB.

Debt Financings

Scilex Notes

On September 28, 2022, Scilex Pharma repurchased (the “Repurchase”) all of the outstanding aggregate principal amount of the Scilex Notes. As of immediately prior to the Repurchase, the aggregate principal amount of the Scilex Notes was approximately $67.7 million, and Scilex Pharma repurchased the Scilex Notes for an aggregate cash payment of approximately $39.7 million as the holders of the Scilex Notes forgave and discharged an aggregate of $28.0 million of principal amount of the Scilex Notes in connection with the Repurchase. See Note 8 of the accompanying notes to consolidated financial statements in this Annual Report on Form 10-K for additional details regarding the Scilex Notes.

February Bridge Loan and September Bridge Loan (collectively, the “Bridge Loans”)

On September 30, 2022, we entered into a bridge loan pursuant to which we borrowed $41.6 million (the “September Bridge Loan”). The September Bridge Loan bears interest at 6% per annum and matured on January 31, 2023. Upon the occurrence, and during the continuance, of an “Event of Default”, the September Bridge Loan shall bear interest at the rate of 15% per annum. We repaid $36.0 million of the September Bridge Loan during the fourth quarter of 2022. We repaid the remaining balance of $5.7 million in January 2023.

On February 16, 2022, we entered into a bridge loan pursuant to which we had borrowed $45.0 million (the “February Bridge Loan”). As of December 31, 2022, the February Bridge Loan was fully repaid.

ACEA Significant Debt Arrangements

The outstanding principal amount under ACEA significant debt arrangements assumed in connection with our 2021 acquisition of ACEA was $26.7 million as of December 31, 2022. The ACEA significant debt arrangements are comprised of a series of loans with maturity dates that range from August 15, 2023 to August 15, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

Marketable Investments

As of December 31, 2022, we owned 20,422,124 shares of Class A Common Stock of Celularity (Nasdaq: CELU).

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

Under the terms of the Amended Sales Agreement, the Sales Agents will be entitled to a commission at an initial fixed rate of 3.0% of the gross proceeds from each sale of shares of our common stock under the Amended Sales Agreement, which percentage may be adjusted (but not above 3.0%) based on the aggregate amount of securities sold by the Sales Agents pursuant to the Amended Sales Agreement. As discussed above, on February 13, 2023, the Debtors commenced voluntary proceedings under Chapter 11. Sales of shares of our common stock under the Amended Sales Agreement are subject to the pre-approval by the Bankruptcy Court during the pendency of the Chapter 11 Cases.

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

During the year ended December 31, 2022, we sold an aggregate of 205,374,865 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $402.3 million. Subsequent to December 31, 2022 and through February 9, 2023, we sold an aggregate of 28,335,932 shares of our common stock pursuant to the Amended Sales Agreement for aggregate net proceeds to us of approximately $28.4 million.

Universal Shelf Registration Statement

On December 23, 2021, we filed an automatic universal shelf registration statement on Form S-3 (the “WKSI Shelf Registration Statement”) with the SEC as a well-known seasoned issuer as defined in Rule 405 under the Securities Act. The WKSI Shelf Registration Statement provides us with the ability to offer an indeterminate amount of securities, including equity and other securities as described in the WKSI Shelf Registration Statement. Pursuant to the WKSI Shelf Registration Statement, we may offer such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. Specific terms and prices will be determined at the time of each offering under a separate prospectus supplement, which will be filed with the SEC at the time of any offering. In connection with the WKSI Shelf Registration Statement, we entered into the Amended Sales Agreement (discussed above) and included in the WKSI Shelf Registration Statement a prospectus covering $5,000,000,000 of shares of our common stock issuable pursuant to the Amended Sales Agreement. We will no longer qualify as a well-known seasoned issuer upon the filing of this Annual Report on Form 10-K and therefore, if we wish to have a shelf registration statement, available will either need to convert the WKSI Shelf Registration to a non-well-known seasoned issuer shelf registration statement or file a new shelf registration statement.

Yorkville Standby Equity Purchase Agreement

On November 17, 2022, Scilex Holding entered into a Standby Equity Purchase Agreement (the "Yorkville Purchase Agreement") with YA II PN, Ltd. (“Yorkville”), whereby Scilex Holding has the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of its common stock from time to time at Scilex Holding’s sole and absolute discretion during the 36 months following the execution of the Yorkville Purchase Agreement, subject to certain conditions. As consideration for Yorkville's commitment to purchase shares of common stock at Scilex Holding’s direction upon the terms and subject to the conditions set forth in the Yorkville Purchase Agreement, upon execution of the Yorkville Purchase Agreement, Scilex Holding issued 250,000 shares of common stock to Yorkville and paid a $10,000 structuring fee. On February 8, 2023, Scilex Holding entered into an Amended and Restated Standby Equity Purchase Agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Yorkville Purchase Agreement dated November 17, 2022. Pursuant to the A&R Yorkville Purchase Agreement, the shares of Scilex common stock, if any, that Scilex Holding elects to sell to Yorkville pursuant to a Yorkville Advance will be purchased at a price equal to 98% of the lowest daily volume weighted average price of the common stock for any trading day on the date of delivery of a written purchase notice to Yorkville.

B. Riley Standby Equity Purchase Agreement

On January 8, 2023, Scilex Holding entered into a Standby Equity Purchase Agreement (the "B. Riley Purchase Agreement") with B. Riley Principal Capital II, LLC (“B. Riley”), whereby Scilex Holding shall have the right, but not the obligation, to sell to B. Riley up to $500.0 million of its shares of Scilex Holding’s common stock from time to time at Scilex Holding’s sole and absolute discretion any time during the 36 months following the execution of the B. Riley Purchase Agreement, subject to certain conditions. Scilex Holding expects to use the net proceeds received from this for working capital and general corporate purposes. As consideration for B. Riley’s commitment to purchase shares of common stock at Scilex Holding’s direction upon the terms and subject to the conditions set forth in the B. Riley Purchase Agreement, upon execution of the B. Riley Purchase Agreement, Scilex Holding issued 250,000 shares of common stock to B. Riley and paid a $10,000 structuring fee.

Scilex Holding Business Combination

On November 10, 2022, Scilex Holding consummated the previously-announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of March 17, 2022 (as amended, restated or supplemented from time to time, including by Amendment No. 1 to Agreement and Plan of Merger, dated as of September 12, 2022) (the “Merger Agreement”), by and among Scilex Holding, Vantage Merger Sub Inc., Scilex Holding's then-wholly owned subsidiary (the “Merger Sub”), and the pre-Business Combination Scilex Holding Company (“Legacy Scilex”). Pursuant to the terms of the Merger Agreement, Scilex Holding effected a deregistration under the Cayman Islands Companies Act (as revised) and a domestication under Section 388 of the Delaware General Corporation Law, as amended (the “DGCL”), pursuant to which Scilex Holding's jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware, and, on the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the DGCL, Merger Sub merged with and into Legacy Scilex (the “Merger” or the “Business Combination”), with Legacy Scilex surviving as Scilex Holding's wholly owned subsidiary. On November 11, 2022, shares of Scilex Holding Company (“Scilex Holding”) began trading on the Nasdaq Capital Market under the ticker symbol “SCLX”. In connection with the Business Combination, Scilex Holding changed its name from Vickers Vantage Corp. I to Scilex Holding Company.

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

Cash Flow Summary

	December 31, 2022	December 31, 2021
	(in thousands)
Net cash provided by (used by)
Operating activities	$(293,857)	$(281,821)
Investing activities	(28,518)	79,847
Financing activities	311,718	181,332

Use of Cash

Cash Flows from Operating Activities. Net cash used for operating activities was $293.9 million for year ended December 31, 2022 as compared to $281.8 million for the year ended December 31, 2021. Net cash used reflects the cash spent on our research activities and cash spent to support the commercial launch of our products.

Associated with the voluntary filing of Chapter 11 in February 2023, we plan to lower our operating budget and further reduce the scale of our operations, in addition to funding ongoing operations, we have incurred and expect to incur significant professional fees and other costs in connection with and throughout our Chapter 11 cases.

We expect to continue to incur substantial and increasing losses and negative net cash flows from operating activities.

Cash Flows from Investing Activities. Net cash used by investing activities was $28.5 million for the year ended December 31, 2022 and was attributed to the spend of approximately $8.3 million related to various investments in new technologies and preclinical programs, $6.5 million in connection with the acquisition of Virex Health, net of cash acquired, and approximately $13.7 million primarily attributed to expenditures on laboratory equipment. During the year ended December 31, 2021, net cash provided by investing activities was $79.8 million and we spent approximately $35.3 million related to various investments in new technologies and preclinical programs, $0.8 million in connection with the acquisition of ACEA, net of cash acquired, and approximately $8.9 million primarily attributed to expenditures on laboratory equipment.

Cash Flows from Financing Activities. Net cash provided by financing activities was $311.7 million for year ended December 31, 2022 as compared to $181.3 million for year ended December 31, 2021. During the year ended December 31, 2022, we received $402.3 million from equity offerings, proceeds from short-term debt of $96.1 million, proceeds of $1.2 million from common stock issuances and warrant exercises and $0.4 million of proceeds net of transaction costs paid relating to the Scilex Business Combination. During the year ended December 31, 2022, we repaid $106.0 million in principal amount of the Scilex Notes, of which $84.8 million was attributed to principal included within financing activities and $21.2 million was attributed to principal included in operating activities. We also repaid $103.5 million in other short-term debt. During the year ended December 31, 2021, we repaid $45.9 million in principal amount of the Scilex Notes, of which $32.7 million was attributed to principal included within financing activities and $13.1 million was attributed to principal included in operating activities. We also repaid $53.0 million in other short-term debt.

Future Liquidity Needs. We have principally financed our operations through underwritten public offerings and private debt and equity financings, as we have not generated any significant product related revenue from our principal operations to date. We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions to continue our ordinary course operations after the filing date. We have also received interim approval from the Bankruptcy Court for $75.0 million of financing from JMB Capital Partners Lending, LLC, which will provide us with immediate liquidity so that we can continue operating our business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith. However, for the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we issue additional equity securities to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, do not include any adjustments that might result from the outcome of these uncertainties.

We anticipate that we will continue to incur net losses into the foreseeable future as we develop and consummate a Chapter 11 plan of reorganization and advance our product pipeline and other product candidates.

Material Cash Requirements

As of December 31, 2022, our material contractual obligations are as follows:

•
Short-term operating lease liabilities as disclosed in Note 11 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K;
•
Short-term accrued legal settlements of $174.8 million, inclusive of interest, as disclosed in Note 11;
•
Short-term debt of $5.7 million related to the September Bridge Loan discussed above; and
•
In connection with the acquisition of ACEA as further discussed in Note 7, we recorded short term acquisition consideration of $7.5 million as of December 31, 2022.

Our material long-term contractual obligations include:

•
Long-term operating lease liabilities as disclosed in Note 11 in the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K;
•
In connection with the acquisition of ACEA as further discussed in Note 7, we recorded long term contingent consideration of $48.4 million as of December 31, 2022; and
•
Long-term debt of $26.7 million related to the ACEA Significant Debt Arrangements discussed above.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

We recognize revenue when control of the products is transferred to the customers in an amount that reflects the consideration we expect to receive from the customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract and the contract price, allocating the contract price to the distinct performance obligations in the contract and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when no significant reversals are expected (see Note 1 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K).

Rebates are discounts that we pay under either government or private health care programs. Government rebate programs include state Medicaid drug rebate programs, the Medicare coverage gap discount programs and the Tricare programs. Commercial rebate and fee programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates and fees for access to and position on that provider’s patient drug formulary. Rebates and chargebacks paid under government programs are generally mandated under law, whereas private rebates and fees are generally contractually negotiated with commercial healthcare providers. Both types of rebates vary over time. We record a reduction to gross product sales at the time the customer takes title to the product based on estimates of expected rebate claims. We monitor the sales trends and adjust for these rebates on a regular basis to reflect the most recent rebate experience and contractual obligations. Reserves for rebates and chargebacks are recorded as accrued rebates and fees under current liabilities within our consolidated balance sheet.

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

All investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: the magnitude of the impairment and length of time that the estimated market value was below the cost basis; financial condition and business prospects of the investee; our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee’s ability to continue as a going concern; and any other information that we may be aware of related to the investment. We do not report the fair value of our equity investments in non-publicly traded companies because it is not readily determinable.

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

Concentration Risk. Prior to April 2, 2022, sales to Scilex's sole distributor represented 100% of Scilex's net revenue. On April 2, 2022, Scilex announced the expansion of its direct distribution network to national and regional wholesalers and pharmacies. The distributor continued to provide traditional third-party logistics functions for Scilex. Scilex had four customers during the year ended December 31, 2022, which individually generated 10% or more of our total product revenue. These customers accounted for 78% of our consolidated product revenue for the year ended December 31, 2022, individually ranging between 17% to 23%. As of December 31, 2022, these customers represented 82% of our consolidated outstanding accounts receivable, individually ranging between 22% to 33%.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (“COSO”). Based on management’s assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weakness in our internal control over financial reporting, as follows: As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 11, 2022, as a result of our former Chief Financial Officer`s passing in early January 2022 as well as other considerations, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result, we identified certain of our control activities were deficient and the combination of the aforementioned deficiencies were deemed to represent a material weakness in our internal control over financial reporting as of December 31, 2021. While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such management has concluded the aforementioned material weakness has not been remediated as of December 31, 2022. As a result, certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities, intangibles and contingent consideration did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in our internal control over financial reporting as of December 31, 2022.

Ernst & Young, LLP, our independent registered public accounting firm, has issued a report on our internal control over financial reporting as of December 31, 2022. See “Report of Independent Registered Public Accounting Firm – Opinion on Internal Control over Financial Reporting” beginning on Page F-2 of this Annual Report on Form 10-K.

Planned Remediation of Material Weaknesses

During the fiscal year ending December 31, 2023, we will continue evaluating our remediation measures as described above to determine if such measures have been effectively implemented and will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

Changes in Internal Control over Financial Reporting

Except for the implementation of additional controls and procedures as described above, there were no changes in our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As identified above under “Management’s Report on Internal Control Over Financial Reporting”, a material weakness was identified in our internal control over financial reporting as of December 31, 2022. Our plans for remediating such material weakness, enumerated above, will continue to constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth the names, ages as of March 10, 2023, and certain other information for each member of our board of directors (our “Board”):

Name	Age	Position
Henry Ji, Ph.D.	58	Chairman of the Board, President and Chief Executive Officer
Dorman Followwill	59	Lead Independent Director
Kim D. Janda, Ph.D.	65	Director
David Lemus	60	Director
Tammy Reilly	60	Director
Jaisim Shah	62	Director
Yue Alexander Wu, Ph.D.	59	Director

Henry Ji, Ph.D., co-founded and has served as a director of Sorrento since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, as its President and Chief Executive Officer since September 2012, as Chairman of the Board since August 2017 and as Interim Chief Financial Officer from January 2022 to May 2022. Dr. Ji also served as our Secretary from September 2009 to June 2011. Dr. Ji has served as the Executive Chairman and board member of Scilex Holding, since its inception in March 2019. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life science technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development and in 2001 as Vice President, of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji previously served as a director of Celularity Inc. from June 2017 to July 2021. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University.

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

David Lemus has served as a director of our Company since October 2017. He currently serves as a non-executive board member of Silence Therapeutics, plc (Nasdaq: SLN) and BioHealth Innovation, Inc., and served previously on several other boards of public and private companies as a non-executive director. Most recently, Mr. Lemus served as Chief Executive Officer of IronShore Pharmaceuticals Inc. from January 2020 to April 2022. He served from November 2017 to September 2018 as the Interim Chief Operating Officer and Chief Financial Officer of Proteros biosciences GmbH. Previously, from January 2016 to May 2017, he served as Interim Chief Financial Officer and Chief Operating Officer of Medigene AG. Prior to this, from 2011 to 2015, he was employed by Sigma Tau Pharmaceuticals, Inc., and served as the company`s Chief Executive Officer. Previous to this role, Mr. Lemus served as Chief Financial Officer and Executive V.P. of MorphoSys AG for more than 13 years. Prior to MorphoSys AG, Mr. Lemus held various management positions at Hoffman La Roche, and was the Group Treasurer of Lindt & Spruengli AG. Mr. Lemus received an M.S. from the Massachusetts Institute of Technology Sloan School of Management in 1988 and a B.S. in Accounting from the University of Maryland in 1984. Mr. Lemus is also a certified public accountant licensed in the State of Maryland.

We believe that Mr. Lemus’ extensive accounting and financial background and business experience in the life sciences industry qualify him to serve on our Board.

Tammy Reilly has served as a director of our Company since May 2022. As the managing partner of TRDx, LLC, an independent life sciences advisory company that she founded in March 2008, she has advised life science companies on life cycle management and business development solutions. Concurrently, from November 2009 to January 2018, Ms. Reilly served as a founder and Managing Partner of Real Life Products, LLC, a consumer merchandising and manufacturing company that launched and sold patented products via e-commerce and major retail chains, including Walmart, Home Depot and Amazon. From October 2004 to March 2008, she served as Chief Commercial Officer of XDx, Inc., which is now known as CareDx, Inc. (Nasdaq: CDNA). Prior to that, Ms. Reilly served in various roles at Roche Laboratories for over 14 years, including sales and marketing leadership positions in the specialty areas of oncology, virology and transplantation and most recently in 2004 as Executive Vice President for Oncology and Dermatology, managing a business with over $1 billion in revenue. Ms. Reilly received a B.S. degree in Special Education from the University of Delaware in 1985 and a MBA from the University of Delaware in 1988.

We believe that Ms. Reilly’s more than 30 years of life science and pharmaceutical business and operating experience qualifies her to serve on our Board.

Jaisim Shah has served as a director of our Company since September 2013. He has more than 25 years of global biopharma experience including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. Mr. Shah has served as the President and Chief Executive Officer and board member of Scilex Holding since its inception in March 2019. He has also served as the Chief Executive Officer and board member of Semnur Pharmaceuticals, Inc. since its inception in 2013. Prior to Semnur, Mr. Shah was a consultant to several businesses, including Sorrento, and was the Chief Business Officer of Elevation Pharmaceuticals, where Mr. Shah led a successful sale of Elevation to Sunovion in September 2012. Prior to Elevation, Mr. Shah was president of Zelos Therapeutics, where Mr. Shah focused on financing and business development. Prior to Zelos, Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech and PDL BioPharma where he completed numerous licensing/partnering and strategic transactions with pharmaceutical and biotech companies. Prior to PDL, Mr. Shah was at Bristol-Myers Squibb, most recently as Vice President of Global Marketing where he received the “President’s Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche in international marketing and was global business leader for corporate alliances with Genentech and Idec. Mr. Shah previously served as a director of

Celularity Inc. from June 2017 to July 2021. Mr. Shah holds an M.A. in Economics from the University of Akron and an M.B.A. from Oklahoma University.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that was filed with the SEC on November 1, 2022.

Executive Officers

The following table sets forth the names, ages as of March 10, 2023, and certain other information for each member of our executive officers. Dr. Ji’s background is discussed under the section “Board of Directors.”

Name	Age	Position
Henry Ji, Ph.D.	58	Chairman of the Board, President and Chief Executive Officer
Elizabeth Czerepak	67	Executive Vice President and Chief Financial Officer

Elizabeth Czerepak has served as our Executive Vice President and Chief Financial Officer since May 2022. She has over 35 years of experience in big pharma, biotechnology and venture capital. Ms. Czerepak has also served as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Scilex Holding since May 2022. Prior to joining Sorrento and Scilex Holding, Ms. Czerepak served as the Chief Financial Officer of BeyondSpring Inc. (Nasdaq: BYSI), a global biopharmaceutical company focused on developing innovative immuno-oncology cancer therapies, from September 2020 to May 2022. From May 2018 to January 2020, Ms. Czerepak served as the Chief Financial Officer and the Chief Business Officer of Genevant Sciences, Inc., a technology-focused lipid nanoparticle delivery company. From 2015 to 2018 she served as the Chief Financial Officer and Executive Vice President of Corporate Development of Altimmune, Inc., a clinical stage vaccines company, and from 2014 to 2015, she served as the Chief Financial Officer and the Chief Business Officer of Isarna Therapeutics Inc., which develops selective transforming growth factor beta inhibitors for cancer, ophthalmic and fibrotic diseases. From 2011 to 2014, Ms. Czerepak served as the Chief Financial Officer, Secretary, Principal Accounting Officer and Head of Human Resources at Cancer Genetics, Inc., a company that develops and commercializes molecular diagnostics. Prior to that, she served as a Managing Director at JPMorgan Chase & Co. and Bear, Stearns & Co., a General Partner at Bear Stearns Health Innoventures L.P., a venture capital fund and as a NASD (now FINRA) Registered Representative (Series 7 and Series 63). Since February 2020, Ms. Czerepak has served as a director and chair of the audit committee of Delcath Systems, Inc., an interventional oncology company focused on the treatment of liver cancer. Ms. Czerepak previously served on the board of directors of Spectrum Pharmaceuticals, Inc. from June 2019 to December 2020. Ms. Czerepak served on our board of directors from October 2021 until her appointment as our Executive Vice President and Chief Financial Officer and previously served on the board of directors of Scilex Holding from September 2019 to October 2020. She holds a B.A. magna cum laude in Spanish and Mathematics Education from Marshall University and a M.B.A. from Rutgers University in 1982. In 2020, Ms. Czerepak earned a Corporate Director Certificate from Harvard Business School.

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

Delinquent Section 16(a) Reports

During the year ended December 31, 2022, Henry Ji, Ph.D., our Chief Executive Officer and a Chairman of our board of directors, filed one Form 4 late with respect to acquisitions of shares upon the exercise of certain put options written by BioVintage, Inc., an entity of which Dr. Ji is the sole owner, effected on each of December 2, 2022 and December 21, 2022.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy

The primary goals of our Board with respect to executive compensation are to attract and retain talented and dedicated executives, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives and to create incentives resulting in increased stockholder value. To achieve these goals, our Compensation Committee recommends to our Board executive compensation packages, generally comprising a mix of salary, discretionary bonus and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we have implemented and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals.

Role of Compensation Consultants

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. For 2022, the Compensation Committee re-engaged Compensia, Inc. (“Compensia”), a national compensation consulting firm, and Prescient Healthcare Group (“Prescient”) as its compensation consultants to review and advise on our compensation practices. The Compensation Committee assessed the independence of Compensia and Prescient pursuant to SEC rules and concluded that the work of each of Compensia and Prescient has not raised any conflict of interest.

In June and August 2022, Compensia evaluated the compensation arrangements for the Company’s chief executive officer against a comparable group of similar life sciences companies and its own proprietary data. In preparing such evaluation, the comparable group of life sciences companies consisted of the following companies, determined to: (i) generally have lead drug candidates in the same stages as ours; (ii) generally have similar revenues as us, and(iii) generally have similar market capitalization as us:

AbCellera Biologics Inc.	Inovio Pharmaceuticals, Inc.
Aclaris Therapeutics Inc.	MacroGenics, Inc.
Adaptive Biotechnologies Corp.	Mersana Therapeutics, Inc.
Allogene Therapeutics, Inc.	Mirati Therapeutics, Inc.
Arcus Biosciences, Inc.	Nektar Therapeutics
Arrowhead Pharmaceuticals, Inc.	SpringWorks Therapeutics, Inc.
Fate Therapeutics, Inc.	Turning Point Therapeutics, Inc.
Heron Therapeutics, Inc.	Twist BioScience Corporation
ImmunityBio, Inc.	Vir Biotechnology, Inc.
ImmunoGen, Inc.	Xencor, Inc.

For March and June 2022, Prescient evaluated the compensation arrangements for the Company’s chief executive officer and the members of its Board against a comparable group of similar life sciences companies and its own proprietary data. The comparable group of life sciences companies used by Prescient in its analysis consisted of the following companies that have approved products or product candidates that are competitive with the Company’s products and product candidates:

AbbVie Inc.	Jazz Pharmaceuticals plc
Alnylam Pharmaceuticals, Inc.	Merck KGaA
Amgen Inc.	Merck Sharp & Dohme Corp.
Arrowhead Pharmaceuticals, Inc.	Moderna, Inc.
AstraZeneca PLC	Novartis AG
Bayer AG	Pfizer Inc.
BioHaven Pharmaceutical Holding Company Ltd.	PTC Therapeutics, Inc.
BioNTech SE	Regeneron Pharmaceuticals, Inc.
Bristol-Myers Squibb Company	Roche Holding AG
Eli Lilly and Company	Sanofi
Gilead Sciences, Inc.	Sarpeta Therapeutics, Inc.
GlaxoSmithKline plc	Takeda Pharmaceutical Company Limited
Incyte Corporation	Teva Pharmaceutical Industries Limited
Johnson & Johnson	Vertex Pharmaceuticals Incorporated

In 2022, Compensia and Prescient reviewed and advised the Compensation Committee on the matters described above.

In setting 2022 compensation, the Compensation Committee reviewed the competitive market analyses provided by Compensia and Prescient and compared our chief executive officer’s base salary, target annual performance bonus and equity compensation value, separately and in the aggregate, to amounts paid to similarly-situated executives at our peer companies. The Compensation Committee believes that targeting compensation towards similarly situated executives at our peer companies helps achieve the compensation objectives described above. However, compensation for each named executive officer may vary from this range depending on other factors the Compensation Committee considers relevant, such as internal pay equity among our named executive officers or levels of authority, responsibility and experience of our named executive officers that exceed the norms for individuals holding comparably-titled positions at other companies.

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

The amended and restated employment agreement between us and Dr. Ji, dated May 9, 2017, provided for an annual base salary for Dr. Ji of $600,000, as may be adjusted from time to time. In May 2018, the Compensation Committee increased Dr. Ji’s annual base salary from $600,000 to $670,000 with retroactive effect to January 1, 2018. Dr. Ji’s salary was not adjusted, and remained $670,000, during 2019. In June 2020, after considering a competitive market analysis provided by Compensia in June 2020, the Compensation Committee increased Dr. Ji’s annual base salary to $700,000, with retroactive effect to January 1, 2020. In June 2021, after considering a competitive market analysis provided by Compensia in June 2021, the Compensation Committee increased Dr. Ji’s annual base salary to $1,000,000, with retroactive effect to January 1, 2021. Following discussions with Dr. Ji regarding his compensation in the second half of 2021, culminating in a process rooted in the findings of a Prescient competitive analysis of two key factors: (1) a detailed analysis of each member of the peer group’s pipeline of products in clinical trials (as defined from IND filing, Ph. I, Ph. II, Ph. III, up to and including an NDA filing), and (2) a detailed competitive compensation analysis of a peer group with similar pipeline dynamics, and after considering both a June 2021 competitive analysis from Compensia as well as a more expansive Prescient competitive analysis, in December 2021, the Compensation Committee increased Dr. Ji’s annual base salary to $1,500,000, with retroactive effect to January 1, 2021. After reviewing and considering the analyses prepared by Compensia and Prescient in 2022, the Compensation Committee determined not to make any changes to Dr. Ji’s salary, and his salary remained $1,500,000 throughout 2022.

The employee offer letter between us and Ms. Czerepak, dated April 27, 2022, provides for an initial annualized base salary of $300,000.

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

Bonuses

For 2022, Dr. Ji’s target annual bonus was equal to 300% of his annual salary, which the Compensation Committee set in December 2021 after considering the competitive market analyses provided by Compensia in August 2022. For 2022, Ms. Czerepak’s target annual bonus was equal to 50% of her annual base salary. Mr. Asghar passed away on January 6, 2022 and therefore was not eligible for a bonus for 2022. Ms. Czerepak was also awarded a $50,000 signing bonus in connection with her becoming our Executive Vice President and Chief Financial Officer and a separate $50,000 signing bonus from Scilex Holding in connection with her becoming the executive Vice President, Chief Business Officer and Chief Financial Officer of Scilex Holding.

As of the date of the filing of this Annual Report on Form 10-K, the Compensation Committee has not yet determined the annual bonus amount, if any, that will be awarded to each of Dr. Ji and Ms. Czerepak for 2022. We expect the Compensation Committee to assess 2022 performance and determine the 2022 annual bonus awards, if any, for each of Dr. Ji and Ms. Czerepak in the second half of 2023. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2022 annual bonus amounts within four business days after the Compensation Committee has assessed 2022 performance and determined the 2022 annual bonus awards for Dr. Ji and Ms. Czerepak.

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

In September 2022, the Compensation Committee determined to grant to Dr. Ji long-term equity based incentives in the form of (i) a restricted stock unit award with respect to 2,500,000 shares of our common stock (the “Initial RSU Award”) and (ii) a restricted stock unit award with respect to 1,500,000 shares of our common stock (the “Second RSU Award” and together with the Initial RSU Award, the “RSU Awards”). The Second RSU Award was conditioned upon and subject to our stockholders’ approval of a proposed amendment to the 2019 Stock Incentive Plan (the “2019 Plan”) to increase the maximum number of shares authorized for issuance thereunder presented at our 2022 Annual Meeting of Stockholders, held on December 15, 2022 (the “2022 Annual Meeting”). Our stockholders approved the amendment to the 2019 Plan at the 2022 Annual Meeting. Each RSU Award vests as follows: 1/4th of the original number of shares of Common Stock subject to such RSU Award shall vest on the one year anniversary of the grant date, and 1/4th of the original number of shares of Common Stock subject to such RSU Award shall vest on an annual basis thereafter, subject to Dr. Ji’s continued service to the Company through each such vesting date. The Compensation Committee considered the competitive market analyses provided by Compensia in June and August 2022 and Prescient in March and June 2022 and other data in determining the number of options granted to Dr. Ji. In addition to the inputs from both Compensia and Prescient, the Compensation Committee considered a competitive assessment of the local peer group of chief executive officers in San Diego in August 2022, which ranked Dr. Ji at 42 out of the peer group of 50 chief executive officers in the local market. Given the Top 2 Criteria for the Compensation Committee to consider in weighing chief executive officer compensation – retention and motivation – the Compensation Committee determined the equity grant to be warranted. Moreover, the Compensation Committee consulted three different peer groups across three different sets of competitive criteria before arriving at a final decision, utilizing extensive rigor in the assessment process.

In May 2022, in connection with her appointment as our Executive Vice President and Chief Financial Officer, Ms. Czerepak was granted a long-term equity based incentive in the form of an option to purchase 350,000 shares of our common stock, 25% of which shares shall vest on May 18, 2023 and 1/48th of which shall vest monthly thereafter, subject to Ms. Czerepak’s continued service with us through each vesting date. The Compensation Committee considered the fact that the Company’s chief financial officer compensation had consistently come in below market peer groups across multiple analyses performed by both Prescient and Compensia in granting this equity award to Ms. Czerepak and determining the number of shares subject thereto.

CEO Performance Award

On August 7, 2020, the Compensation Committee approved a grant to Dr. Ji of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”) which was approved by our stockholders at the 2020 Annual Meeting of Stockholders held on October 16, 2020. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of our common stock, which was equal to 10% of our outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days) and (2) a 30-calendar day trailing average (based on trading days). To meet the first market capitalization milestone, our current market capitalization must increase to $5.0 billion. For the next two milestones, our market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, our market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, our market capitalization must increase in additional $4.0 billion increments. For the final milestone, our market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, our market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of our common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. As of March 10, 2023, none of the CEO Performance Award was vested.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming to local laws and practices. We monitor the market and local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

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

Hedging and Pledging Policies

Our Insider Trading and Window Period Policy prohibits any director, officer, employee or consultant from engaging in “short sales” of our equity securities and from engaging in hedging transactions involving our equity securities, provided that our Board, or a committee comprised solely of independent members of our Board, may approve a hedging transaction as long as the transaction does not hedge or offset any decrease in the market value of our equity securities. Further, our Insider Trading Policy restricts our designated insiders from pledging our equity securities as collateral for a loan or otherwise unless the transaction is pre-cleared by our Insider Trading Compliance Officer. As a condition of pre-approving any pledge of our equity securities, any designated insider seeking to pledge securities must clearly demonstrate his or her financial capacity to repay the loan without resort to the pledged securities.

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-on-Pay Vote, conducted at our 2022 Annual Meeting, held on December 15, 2022, our stockholders did not approve the compensation of our named executive officers on an advisory basis, with approximately 22.7% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. In setting fiscal 2023 compensation, we will consider the outcome of the Say-on-Pay Vote during the 2022 Annual Meeting and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us for the following reasons:

•
We structure our compensation to consist of base salary, variable pay, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our variable pay and equity-based pay programs are designed to reward both short- and long-term corporate performance. For short-term performance, our variable pay programs are designed to motivate employees to achieve overall goals. For long-term performance, our stock option and restricted stock unit awards generally vest over four years and are only valuable if our stock price increases over time. We believe that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.
•
Our bonus program has been structured around attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to each person who served as our principal executive officer or our principal financial officer at any time during fiscal year 2022 (collectively, the “named executive officers”). We did not have any other executive officers during fiscal year 2022.

Name and Principal Position	Year	Salary($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total($)
Henry Ji, Ph.D.	2022	2,027,361	(5)	*	(6)	8,040,000	—		2,532	10,069,893
Chairman of the Board, Chief	2021	1,639,250	(7)	—		—	18,085,250		52,829	19,777,329
Executive Officer and President(4)	2020	839,250	(8)	560,000		—	156,087,048	(9)	51,406	157,537,704
Elizabeth Czerepak	2022	345,833	(11)	100,400	(6)(12)	—	436,415		2,641	885,289
Executive Vice President and Chief Financial Officer(10)
Najjam Asghar	2022	39,735		—		—	—		395	40,130
Former Senior Vice President and	2021	450,000		—		579,995	832,650		37,342	1,899,987
Chief Financial Officer(13)	2020	318,371		160,000		—	1,520,628		33,321	2,032,320

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
(2)
These amounts represent the aggregate grant date fair value of awards for grants of options to purchase shares of our common stock and, for 2020 for Dr. Ji and for 2022 for Ms. Czerepak, options to purchase shares of Scilex Holding, to the applicable named executive officer in the relevant fiscal year, computed in accordance with FASB ASC Topic 718. The dollar amounts listed do not necessarily reflect the dollar amounts of compensation actually realized or that may be realized by the applicable named executive officer. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K.
(3)
Comprised of payments for executive disability benefits.
(4)
Dr. Ji also served as our Interim Chief Financial Officer (principal financial officer) from January 2022 to May 2022.
(5)
Comprised of $1,400,813 of salary paid by us and $626,548 of salary paid by Scilex Holding for Dr. Ji’s role as its Executive Chairperson.
(6)
Does not include for 2022 the amount of any annual bonus that may be awarded to the named executive officer as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded to the named executive officer for 2022. See “Elements of Compensation-Variable Pay-Bonuses” above for a discussion of the target bonus amount for the named executive officer for fiscal year 2022. We expect the Compensation Committee to assess 2022 performance and determine the 2022 annual bonus award for the named executive officer in the second half of 2023. The named executive officer may also be entitled to receive a bonus from Scilex Holding in connection with his or her roles as an executive officer of Scilex Holding; however, the amount of any such bonus has not yet been determined. Once such annual bonus amounts, if any, have been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the 2022 annual bonus amounts within four business days after the Compensation Committee has assessed 2022 performance and determined the 2022 annual bonus awards for the named executive officer.
(7)
Comprised of $1,500,000 of salary paid by us and $139,250 of salary payable by Scilex Holding for Dr. Ji’s role as its Executive Chairperson, which Scilex Holding salary was approved by our stockholders at the annual meeting of our stockholders held on October 16, 2020.
(8)
Comprised of $700,000 of salary paid by us and $139,250 of salary payable by Scilex Holding for Dr. Ji’s role as its Executive Chairperson, which Scilex Holding salary was approved by our stockholders at the annual meeting of stockholders held on October 16, 2020. Excludes $301,750 of salary that would have been payable by Scilex Holding for Dr. Ji’s role as its Executive

Chairperson, which amount was foregone by Dr. Ji as it was not approved by our stockholders at our 2021 annual meeting of stockholders held on November 15, 2021.
(9)
Includes $150,317,148 of grant date fair value attributable to the CEO Performance Award, which was approved by our stockholders at our 2020 Annual Meeting of Stockholders held on October 16, 2020. Excludes $6,510,980 of grant date fair value attributable to the option to purchase 7,844,554 shares of common stock of Scilex Holding that was foregone and relinquished by Dr. Ji as it was not approved by our stockholders at our 2021 annual meeting of our stockholders held on November 15, 2021.
(10)
Ms. Czerepak was appointed as our Executive Vice President and Chief Financial Officer effective May 18, 2022. Prior to her appointment as our Executive Vice President and Chief Financial Officer, Ms. Czerepak served as a non-employee director. Amounts in this table do not include amounts received by Ms. Czerepak in connection with her service as a non-employee director in 2022, which are shown in “Director Compensation” below.

(11)
Comprised of $172,916 of salary paid by us and $172,917 of salary paid by Scilex Holding for Ms. Czerepak's role as its Executive Vice President, Chief Financial Officer and Chief Business Officer.
(12)
Comprised of a $50,000 signing bonus awarded to Ms. Czerepak in connection with her becoming our Executive Vice President and Chief Financial Officer and a $50,000 signing bonus awarded to Ms. Czerepak in connection with her becoming Scilex Holding’s Executive Vice President, Chief Financial Officer and Chief Business Officer and a $400 spot bonus awarded to Ms. Czerepak.

(13)
Mr. Asghar was promoted to the role of Senior Vice President and Chief Financial Officer for the Company in August 2020. Mr. Asghar passed away on January 6, 2022.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2022

The following table shows for fiscal year 2022, certain information regarding grants of plan-based awards to our named executive officers:

Named Executive Officer	Grant Date	Date of Board/Compensation Committee Approval	All Other Stock Awards: Number of shares of stock or units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price Per Share ($ / Share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Henry Ji, Ph.D.	9/2/2022	9/2/2022	2,500,000	—	2.01	5,025,000
	9/2/2022	9/2/2022	1,500,000	—	2.01	3,015,000
Elizabeth Czerepak	5/18/2022	4/28/2022	—	350,000	1.51	528,000

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2022. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2022:

	Option Awards								Stock Awards
Name	Option Grant Date		Date of Board/Compensation Committee Approval	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Earned Options(#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Henry Ji, Ph.D.	10/29/2013	(2)	10/29/2013	10/1/2013	101,000	—	8.40	10/29/2023	—	—
	10/7/2014	(2)	10/7/2014	10/7/2014	100,000	—	4.32	10/7/2024	—	—
	2/24/2015	(3)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025	—	—
	2/24/2015	(2)	2/24/2015	2/24/2015	80,000	—	12.78	2/24/2025	—	—
	3/11/2016	(2)	3/11/2016	3/11/2016	100,000	—	5.79	3/11/2026	—	—
	8/12/2016	(2)	8/12/2016	8/12/2016	300,000	—	6.52	8/12/2026	—	—
	9/14/2017	(2)	9/14/2017	9/14/2017	750,000	—	1.80	9/14/2027	—	—
	5/17/2018	(2)	5/17/2018	5/17/2018	750,000	—	7.20	5/17/2028	—	—
	4/14/2019	(2)	4/19/2019	4/14/2019	1,375,000	125,000	3.78	4/14/2029	—	—
	8/14/2019	(2)(4)	6/6/2019	3/18/2019	1,686,960	323,235	1.73	6/6/2029	—	—
	6/15/2020	(2)	6/14/2020	6/15/2020	937,500	562,500	4.89	6/15/2030	—	—
	10/16/2020	(5)	8/7/2020	8/7/2020	—	24,935,882	17.30	8/7/2030	—	—
	8/30/2021	(2)	8/29/2021	8/30/2021	833,333	1,666,667	8.86	8/30/2031	—	—
	9/2/2022	(6)	9/2/2022	9/2/2022	—	—	—	—	2,500,000	—
	9/2/2022	(6)	12/15/2022	9/2/2022	—	—	—	—	1,500,000	—
Elizabeth Czerepak	9/23/2019	(4)	10/14/2019	9/23/2019	328,330	75,768	1.73	10/14/2029	—	—
	11/18/2021	(7)	11/18/2021	12/18/2021	50,000	—	6.01	11/18/2031	—	—
	5/18/2022	(2)	4/28/2022	5/18/2023	—	350,000	1.51	5/18/2032	—	—
Najjam Asghar(8)	11/29/2019	(2)	11/29/2019	11/29/2019	26,042	23,958	2.92	11/29/2029	—	—
	12/6/2019	(2)	12/6/2019	12/6/2019	25,000	25,000	3.52	12/6/2029	—	—
	6/15/2020	(2)	6/14/2020	6/15/2020	30,000	50,000	4.89	6/15/2020	—	—
	11/12/2020	(2)	10/23/2020	8/18/2020	40,000	80,000	6.10	11/12/2030	—	—
	12/21/2020	(2)(4)	12/21/2020	12/21/2020	187,500	562,500	1.16	12/21/2030	—	—
	3/16/2021	(6)	3/16/2021	3/16/2021	—	100,000	10.18	3/16/2031	—	—
	3/16/2021	(6)	3/16/2021	3/16/2021	—	—	—	—	56,974	264,929

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
(4)
Represents options granted by our subsidiary, Scilex Holding.
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
(6)
1/4th of the shares subject to the restricted stock unit award were to vest on each one year anniversary of the grant date.
(7)

In connection with Ms. Czerepak’s appointment as a member of Board effective November 18, 2021, Ms. Czerepak was granted an option to purchase 100,000 shares. 1/12th of the shares subject to the option vested on December 18, 2021 and 1/12th of the shares subject to the option was to vest on a monthly basis thereafter. In connection with Ms. Czerepak’s appointment as our Executive Vice President and Chief Financial Officer on May 18, 2022 and resignation from the Board, this option ceased vesting and only the 50,000 shares subject to the option that were vested as of May 18, 2022 remain outstanding, with the remaining 50,000 unvested shares subject to the option cancelled as of May 18, 2022.
(8)
Mr. Asghar passed away on January 6, 2022.

OPTION EXERCISES AND STOCK VESTED

There were no stock options exercised by our named executive officers during the fiscal year ended December 31, 2022, and no restricted stock unit awards held by any of our named executive officers vested during 2022.

PENSION BENEFITS, NONQUALIFIED DEFINED CONTRIBUTION AND OTHER

NONQUALIFIED DEFERRED COMPENSATION

No pension benefits were paid to any of our named executive officers during the fiscal year ended December 31, 2022. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

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

Executive Vice President and Chief Financial Officer Offer Letter

On April 27, 2022, we entered in an employee offer letter with Ms. Czerepak (“Czerepak Sorrento Offer Letter”). Pursuant to the Czerepak Sorrento Offer Letter, (i) we paid Ms. Czerepak a $50,000 signing bonus, (ii) Ms. Czerepak’s annualized salary for services is initially $300,000 and (iii) she is initially eligible to receive an annual performance bonus of 50% of her base salary. Her salary and performance bonus percentage may be adjusted in the future at the discretion of the Compensation Committee. Ms. Czerepak’s employment with the Company will be on an “at will” basis. In the event that Ms. Czerepak’s employment is terminated other than for “cause” (as defined in the Czerepak Sorrento Offer Letter) or she resigns for “good reason” (as defined in the Czerepak Sorrento Offer Letter) and Ms. Czerepak is not offered a full-time position at Scilex Holding, we will continue to pay her then-current base salary for 12 months following such termination of her employment.

On April 27, 2022, Scilex Holding also entered into an offer letter with Ms. Czerepak (the “Czerepak Scilex Offer Letter”), pursuant to which Ms. Czerepak serves as the Executive Vice President, Chief Business Officer, and Chief Financial Officer of Scilex Holding. Under the Czerepak Scilex Offer Letter, Ms. Czerepak’s annual base salary is $300,000 and she was awarded a $50,000 signing bonus. Scilex Holding also agreed to grant Ms. Czerepak an incentive stock option to purchase 350,000 shares of common stock of Scilex Holding which shall vest over a four year period, whereby 1/4th of the shares subject to the option shall vest on the date that is one year after the vesting commencement date and an additional 1/48th of the shares subject to the option shall vest on the same date of each month thereafter, subject to Ms. Czerepak providing continuous service (as defined in the equity incentive plan pursuant to which the option will be granted) on each such vesting date, inclusive In addition, all of the shares subject to the option will vest upon the occurrence of a change in control (as defined in the Scilex Holding Company 2022 Equity Incentive Plan) that occurs prior to the termination of her continuous service. . Ms. Czerepak’s employment with Scilex Holding will be on an “at will” basis. However, if Scilex Holding terminates Ms. Czerepak’s employment other than for cause or Ms. Czerepak resigns from her employment with Scilex Holding for good reason (each, as defined in the Czerepak Scilex Offer Letter), subject to Ms. Czerepak’s execution and delivery of a release of claims in a form prescribed by Scilex Holding, and as long as Ms. Czerepak has not been offered a full-time position at us with a base salary and annual bonus potential of not less than the combined base salary and target bonus she received from both Scilex Holding and us, if any, as of immediately prior to the termination of her employment, Scilex Holding will continue to pay Ms. Czerepak her base salary for a period of twelve months.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2022 (the last trading day of the year) as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers that were serving as such as of the end of December 31, 2022 in the event that a termination of employment occurred on December 30, 2022 (the last trading day of the year). The closing price of our common stock, as reported on the Nasdaq Capital Market, was $0.886 on December 30, 2022. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.

Henry Ji, Ph.D.

	By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal Outside of Change of Control Window		By Sorrento Without Cause or by Dr. Ji for Good Reason or Sorrento’s Non- Renewal During Change of Control Window
Cash Payments	$2,027,361		$4,054,722
Continuation of Benefits	16,880		33,759
Value of Option Shares Accelerated	637,500	(1)	2,550,000	(2)
Total Cash Benefits and Payments	$2,681,741		$6,638,481

(1)
Consists of the value of one year of vesting of the in-the-money stock options held by Dr. Ji as of December 31, 2022, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2022.
(2)
Consists of the value of 100% of the in-the-money stock options held by Dr. Ji as of December 31, 2022, the vesting of which would be accelerated. The CEO Performance Award was not in-the-money as of December 31, 2022.

Elizabeth Czerepak

By Sorrento Without Cause or by Ms. Czerepak for Good Reason
Cash Payments	$345,833
Total Cash Benefits and Payments	$345,833

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2022 for services to our company:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Dorman Followwill	250,018	(2)	—	—		250,018
Elizabeth A. Czerepak(3)	36,955		—	—		36,955
Kim D. Janda, Ph.D.	82,500		—	—		82,500
David Lemus	181,326	(4)	—	—		181,326
Tammy Reilly	51,230		124,690	—		175,920
Jaisim Shah	82,500		—	785,733	(5)	868,233
Yue Alexander Wu, Ph.D.	150,000		—	—		150,000

(1)
These amounts represent the aggregate grant date fair value of awards for grants of options to each listed director for the fiscal year ended December 31, 2022, computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual amounts paid to or realized by the directors during the fiscal year ended December 31, 2022. The value as of the grant date for stock options is recognized over the number of months of service required for the stock option to vest in full. For a detailed description of the assumptions used for purposes of determining grant date fair value, see Note 10 of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2022, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Followwill—490,000; Dr. Janda—692,143; Mr. Lemus—490,000; Ms. Reilly—100,000; Mr. Shah—735,000; and Dr. Wu—525,000.
(2)
Comprised of $184,500 of fees paid by us for Mr. Followwill’s services as a member of the Board and $65,518 of fees paid by Scilex Holding for Mr. Followwill’s service as a member of the board of directors of Scilex Holding.

(3)
Ms. Czerepak resigned as a member of the Board effective May 18, 2022, in connection with her becoming our Executive Vice President and Chief Financial Officer. Amounts in this table do not include compensation received by Ms. Czerepak following her appointment as our Executive Vice President and Chief Financial Officer, which are shown above under “Summary Compensation Table.”
(4)
Comprised of $120,000 of fees paid by us for Mr. Lemus’ services as a member of the Board and $61,326 of fees paid by Scilex Holding for Mr. Lemus’ service as a member of the board of directors of Scilex Holding.
(5)
Comprised of $773,298 of salary paid by Scilex Holding to Mr. Shah in connection with his service as President and Chief Executive Officer of Scilex Holding and $12,435 of other compensation in the form of matching contributions made to Mr. Shah under Scilex Holding Company’s 401(k) plan.

Outside Director Compensation Policy

Our amended and restated outside director compensation policy in effect during 2022 provided that each non-executive director received a $82,500 annual cash retainer, with the amount being increased to $117,000 for any Independent Lead Director or Board chairperson. Further, the chairperson of each of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer of $37,500. Other members of our Audit, Compensation and Corporate Governance and Nominating Committees received an additional cash retainer of $15,000. As a new director, Ms. Reilly was granted an option to purchase 100,000 shares of common stock, which vests monthly over a period of 12 months from the date of grant, subject to continued service through each vesting date. None of our other outside directors were granted any equity awards in 2022.

Additionally, we reimbursed each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

Messrs. Followwill and Lemus each serve on the board of directors of Scilex Holding and received fees paid by Scilex for their service. Scilex Holding’s non-employee director compensation policy in effect during 2022 provided that each non-employee director received a $82,500 annual cash retainer. Further, the chairperson of each of Scilex Holding’s Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer of $37,500. Other members of Scilex Holding’s Audit, Compensation and Corporate Governance and Nominating Committees received an additional cash retainer of $15,000. Scilex Holding also reimbursed each outside director for reasonable travel expenses related to such director’s attendance at board and committee meetings.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of two directors, each of whom is a non-employee director: Mr. Followwill and Dr. Wu. Dr. Wu serves as the Chairperson of the Compensation Committee. During 2022, neither Mr. Followwill nor Dr. Wu was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S‑K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Pay Ratio Disclosure

As of the date of the filing of this Annual Report on Form 10-K, the pay ratio for Dr. Ji, our Chief Executive Officer, is not calculable. The pay ratio is not calculable as the Compensation Committee has not, as of the date of the filing of this Annual Report on Form 10-K, yet determined the annual bonus amounts, if any, that will be awarded our Chief Executive Officer for 2022. We expect the Compensation Committee to assess 2022 performance and determine the 2022 annual bonus award and actual total compensation for our Chief Executive Officer in the second half of 2023. Once such annual bonus amount, if any, has been determined, we will, in accordance with Securities and Exchange Commission rules and regulations, file a Current Report on Form 8-K or otherwise disclose the pay ratio within four business days after the Compensation Committee has assessed 2022 performance and determined the 2022 annual bonus awards and actual total compensation for our Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of January 31, 2023, with respect to the beneficial ownership of shares of our common stock by:

•
each person or group known to us to be the beneficial owner of more than five percent of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
all of our current directors and executive officers as a group.

This table is based upon information supplied by officers, directors, and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any other beneficial owner of more than five percent of our common stock as of January 31, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 545,413,912 shares of common stock outstanding as of January 31, 2023, adjusted as required by rules promulgated by the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before April 1, 2023, which is 60 days after January 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Sorrento Therapeutics, Inc., 4955 Directors Place, San Diego, California 92121.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Number of Shares		Percentage of Class
Named Executive Officers and Directors:
Dr. Henry Ji, Chairman of the Board, President and Chief Executive Officer	8,844,173	(1)	1.6%
Elizabeth Czerepak, Executive Vice President and Chief Financial Officer	50,000	(2)	*
Dorman Followwill, Lead Independent Director	341,088	(3)	*
Dr. Kim Janda, Director	491,101	(2)	*
David Lemus, Director	338,958	(2)	*
Tammy Reilly, Director	83,333	(2)	*
Jaisim Shah, Director	696,591	(4)	*
Dr. Yue Alexander Wu, Director	378,958	(5)	*
All Current Officers and Directors as a Group (8 persons)	11,224,202	(6)	2.0%

5% Stockholders:
BlackRock, Inc.	39,423,641	(7)	7.2%
State Street Corporation	50,637,571	(8)	9.3%
The Vanguard Group	29,535,954	(9)	5.4%

* Less than 1%.

(1)
Comprised of (i) 2,265,805 shares of common stock held directly, (ii) 2,271,693 shares of common stock held in family trusts, of which Dr. Ji is a co-trustee with his wife Vivian Q. Zhang, (iii) 40,000 shares of common stock held directly by Dr. Ji’s wife, (iv) 4,057,875 shares of common stock issuable pursuant to stock options in Dr. Ji’s name exercisable within 60 days after January 31, 2023, (v) 500 shares of common stock held by BioVintage, Inc., an entity that Dr. Ji is the sole owner of (“BioVintage”), (vi) 188,800 shares of common stock issuable pursuant to call options held by BioVintage exercisable within 60 days after January 31, 2023, and (vii) 19,500 shares of common stock issuable pursuant to put options held by BioVintage exercisable within 60 days after January 31, 2023. Each of Dr. Ji and Vivian Q. Zhang, while acting as co-trustees, have the power to act alone and have those actions binding on both trustees’ and the trusts’ assets, including voting and dispositive power over the shares of common stock held by the family trusts.
(2)
Comprised solely of shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2023.
(3)
Comprised of (i) 2,130 shares of common stock held directly, and (ii) 338,958 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2023.
(4)
Comprised of (i) 112,633 shares of common stock held directly, and (ii) 583,958 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2023.
(5)
Comprised of (i) 5,000 shares of common stock held directly, and (ii) 373,958 shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 2023.
(6)
Comprised of shares included under “Named Executive Officers and Directors.”
(7)
BlackRock, Inc. (“BlackRock”) filed a Schedule 13G/A on February 3, 2023 reporting that it had sole voting power with respect to 37,359,391 shares of common stock and sole dispositive power with respect to 39,423,641shares of common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. BlackRock’s address is 55 East 52nd Street, New York, New York 10055.
(8)
State Street Corporation (“State Street”) filed a Schedule 13G/A on February 9, 2023 reporting that it had shared voting power with respect to 49,842,248shares and shared dispositive power with respect to 50,637,571shares of common stock in its capacity as a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) under the Exchange Act. State Street’s address is State Street Financial Center, 1 Lincoln Street, Boston MA 02111.
(9)

The Vanguard Group (“Vanguard”) filed a Schedule 13G/A on February 9, 2023 reporting that it had shared voting power with respect to 402,147 shares, sole dispositive power with respect to 28,723,816 shares and shared dispositive power with respect to 812,138 shares of common stock in its capacity as an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) under the Exchange Act. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth additional information with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,146,260	(1)	$6.05	70,585,979	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	29,146,260		$6.05	70,585,979

(1)
Includes 8,284,498 RSUs granted under the 2019 Plan for which there is no exercise price reflected in column (b).
(2)
Comprised of shares available for future issuance under the 2019 Plan, the Amended and Restated 2009 Stock Incentive Plan, the 2020 Employee Stock Purchase Plan and the CEO Performance Award.

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

Transactions with Related Persons

The following is a description of transactions or series of transactions since January 1, 2022, or any currently proposed transaction, to which we have been a party, in which the amount involved in the transaction or series of transactions exceeds $120,000 and in which any of our directors, executive officers or persons who we know held more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements that are described under Item 11 of this Annual Report on Form 10-K.

Dr. Janda Consulting Agreement

On July 15, 2020, we entered into a consulting agreement with Kim Janda, Ph.D., a member of our Board, pursuant to which Dr. Janda agreed to provide consulting and advisory services to us through July 15, 2024 in exchange for (i) a one-time fee of $250,000, which was payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of our common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020. On October 8, 2021, we entered into an amendment to the consulting agreement with Dr. Janda whereby the one-time fee was increased to $301,091, payable through September 30, 2022.

Transactions with Aardvark Therapeutics, Inc. and Scilex Holding

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

Subsequent to the acquisition, Sorrento designated Scilex Holding, our majority owned subsidiary, to lead all development efforts related to SP-104 and on May 12, 2022, we entered into a bill of sale and assignment and assumption agreement, with Scilex Holding pursuant to which we sold, conveyed, assigned and transferred to Scilex Holding all of our rights, title and interest in and to the SP-104 Assets (including PCT/US2021/053645 and all patents and patent applications that claim priority rights thereto) and Scilex Holding assumed all of our rights, liabilities and obligations under the Aardvark Asset Purchase Agreement (the “SP-104 Acquisition”).

As consideration for the SP-104 Acquisition, Scilex Holding issued a promissory note in the aggregate principal amount of $5,000,000 to us (the “Promissory Note”). The Promissory Note matures seven years from the date of issuance and bears interest at the rate equal to the lesser of (a) 2.66% simple interest per annum and (b) the maximum interest rate permitted under law. The Promissory Note is payable in cash, shares of Scilex Holding common stock (any shares so issued, the “Consideration Shares”) or any combination thereof, at Scilex Holding’s sole discretion, and may be prepaid in whole or in part at any time without penalty. Scilex Holding also agreed to file with the SEC a resale registration statement relating to the resale by us of any Consideration Shares that may be issued to us, within 60 days of the issuance of such Consideration Shares.

Tien Lee, MD, a member of the board of directors of Scilex Holding, our majority owned subsidiary, is the founder, chief executive officer and member of the board of directors of Aardvark. Kim D. Janda, Ph.D., a member of our Board, is a member of the advisory board of Aardvark. Kim D. Janda, Ph.D., a member of our Board, is a member of the advisory board of Aardvark. Since May 2021, Henry Ji, Ph.D., a member of our Board and our Chief Executive Officer and President, has served on the board of directors of Aardvark as our designee.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnity agreements with certain directors, officers and other key employees of ours under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our Amended and Restated Bylaws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise. We believe that these provisions and insurance coverage are necessary to attract and retain qualified directors, officers and other key employees.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022 and December 31, 2021 by Ernst & Young LLP, our independent registered public accounting firm for each period. All fees described below were pre-approved by the Audit Committee.

	Year Ended December 31
	2022	2021
Audit Fees (1)	$4,183,000	$2,491,222
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$4,183,000	$2,491,222

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Sorrento Therapeutics, Inc., appearing on page F-1 of this Annual Report on Form 10-K.

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

4.16	Description of Securities of Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 4.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2022).

10.1±	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2012).

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

10.5

Lease Agreement, dated November 13, 2018, between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019).

10.7±

Performance Stock Option Award Agreement, dated as of August 7, 2020, by and between Sorrento Therapeutics, Inc. and Henry Ji, Ph.D. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.8±	Sorrento Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2020).

10.9†^

Exclusive License Agreement, dated as of March 4, 2021, by and between Sorrento Therapeutics, Inc. and the Icahn School of Medicine at Mount Sinai (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.10±	Sorrento Therapeutics, Inc. 2021 Cash-Settled Stock Appreciation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.11±	Sorrento Therapeutics, Inc. Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.12^

Earn-Out Agreement, dated June 1, 2021, by and between Sorrento Therapeutics, Inc. and Fortis Advisors LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.13

Contract, dated August 15, 2018, by and between Hangzhou ACEA Pharmaceutical Research Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.14

Loan Agreement, dated January 6, 2018, by and between Zhejiang ACEA Pharmaceutical Co., Ltd. and ACEA Bio (Hangzhou) Co., Ltd. (translated into English from its original text in Chinese) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

10.15

Sorrento Gateway Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.16

First Amendment to Office Lease, dated September 14, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4930 Directors Place) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.17

Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4955 Directors Place) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.18

First Amendment to Office Lease, dated October 10, 2020, by and between Sorrento Therapeutics, Inc. and HCP Life Science Estates, Inc. (4939 Directors Place) (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.19

Second Amendment to Office Lease, dated September 1, 2021, by and between Sorrento Therapeutics, Inc. and HCP Life Science REIT, Inc. (4939 Directors Place) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2021).

10.20†

Amended and Restated Sales Agreement, dated as of December 3, 2021, by and among Sorrento Therapeutics, Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., H.C. Wainwright & Co., LLC and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021).

10.21

Amendment No. 1 to Amended and Restated Sales Agreement, dated as of December 23, 2021, by and among Sorrento Therapeutics, Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on December 23, 2021).

10.22#	Outside Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Registration’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022).

10.23

Company Sponsor Support Agreement, dated as of March 17, 2022, by and among the Registrant and Vickers Vantage Corp. I (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022).

10.24

Sponsor Support Agreement, dated as of March 17, 2022, by and among Vickers Vantage Corp. I and each of the Persons set forth on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2022).

10.26±

Offer Letter, dated April 27, 2022, between Sorrento Therapeutics, Inc. and Elizabeth A. Czerepak (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2022).

10.27±

Offer Letter, dated April 27, 2022, between Scilex Holding Company and Elizabeth A. Czerepak (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2022).

10.28^†

License and Commercialization Agreement, dated June 14, 2022, between Scilex Holding Company and RxOmeg Therapeutics, LLC (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4/A filed by Vickers Vantage Corp. I with the SEC on June 27, 2022).

10.29*

Contribution and Satisfaction of Indebtedness Agreement, dated as of September 12, 2022, by and among Sorrento Therapeutics, Inc., Scilex Holding Company and Scilex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.30

Stockholder Agreement, dated as of September 12, 2022, by and among Sorrento Therapeutics, Inc. and Vickers Vantage Corp. I (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.31

Amendment No. 1 to Sponsor Support Agreement, dated as of September 12, 2022, by and among Vickers Vantage Corp. I, Scilex Holding Company and each of the Persons set forth on Schedule I attached thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.32±	Sorrento Therapeutics, Inc. 2019 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2022).

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24	Power of Attorney (included on signature page hereto)

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

99.1

Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 22, 2023).

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

March 15, 2023	SORRENTO THERAPEUTICS, INC.

	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D. Chairman of the Board of Directors, Chief Executive Officer & President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Henry Ji, Ph.D. and Elizabeth Czerepak as his or her attorney-in-fact, with full power of substitution and resubstitution, for him and her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Henry Ji, Ph.D.	Chairman of the Board of Directors, Chief Executive Officer & President	March 15, 2023
Henry Ji, Ph.D.	(Principal Executive Officer)

/s/Elizabeth A. Czerepak	Executive Vice President, Chief Financial Officer	March 15, 2023
Elizabeth A. Czerepak	(Principal Financial Officer)

/s/ Dorman Followwill	Director	March 15, 2023
Dorman Followwill

/s/ Kim D. Janda, Ph.D.	Director	March 15, 2023
Kim D. Janda, Ph.D.

/s/ David Lemus	Director	March 15, 2023
David Lemus

/s/ Tammy Reilly	Director	March 15, 2023
Tammy Reilly

/s/ Jaisim Shah	Director	March 15, 2023
Jaisim Shah

/s/ Yue Alexander Wu	Director	March 15, 2023
Yue Alexander Wu, Ph.D.

Sorrento Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sorrento Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Sorrento Therapeutics, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in the section, “Management’s Annual Report on Internal Control over Financial Reporting”. Management has identified that certain of the Company’s control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities, contingent consideration, and intangibles did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represents a material weakness in the Company’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 15, 2023, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sorrento Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sorrento Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, has suffered recurring losses from operations, has recurring negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of contingent consideration liabilities associated with the prior year acquisition of ACEA Therapeutics, Inc.
Description of the Matter

As disclosed in Note 7 of the consolidated financial statements, the Company completed the acquisition of ACEA Therapeutics, Inc. (“ACEA”) on June 1, 2021. The transaction was accounted for as a business combination. In connection with the acquisition, the Company recognized a liability on the acquisition date for consideration payable that is contingent upon achieving certain regulatory and sales-based milestones. The Company determines the fair value of these contingent consideration arrangements, both as part of the initial purchase price allocation and on an ongoing basis each reporting period, until the arrangements are settled. As of December 31, 2022, the amount recorded for future estimated contingent consideration related to the ACEA acquisition is $48.4 million.

Auditing the Company’s estimate of contingent consideration liabilities associated with the prior year acquisition of ACEA was complex due to the significant estimation uncertainty in determining the fair value of contingent consideration liabilities. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions including discount rates, revenue projections and estimated probabilities of successful commercialization. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

Our substantive audit procedures included, among others, involving our internal valuation specialists to assist us in evaluating and testing the valuation methodologies and significant assumptions stated above. For example, we compared the significant assumptions to current industry, market and economic trends, to historical results of the Company's business or other guideline companies in the same industry and to other sources. Furthermore, we performed, among other procedures, independent comparative calculations to estimate certain significant assumptions and compared our estimates with those of the Company. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the contingent consideration liabilities recorded that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Diego, California

March 15, 2023

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$23,634	$36,665
Marketable investments	26,344	90,217
Accounts receivables, net	24,469	18,715
Inventory	9,976	8,106
Prepaid expenses	8,807	11,804
Other current assets	3,143	7,482
Total current assets	96,373	172,989
Property and equipment, net	51,971	41,325
Operating lease right-of-use assets	86,464	85,173
Intangibles, net	136,902	259,705
Goodwill	80,269	79,525
Equity investments	17,176	51,271
Other assets, net	3,685	4,830
Total assets	$472,840	$694,818
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$47,515	$27,414
Accrued payroll and related benefits	7,884	21,503
Accrued expenses and liabilities	58,756	37,975
Accrued legal settlements	174,752	—
Current portion of deferred revenue	652	1,108
Current portion of operating lease liabilities	13,880	11,539
Current portion of contingent consideration	397	397
Acquisition consideration	7,800	7,537
Current portion of debt	16,286	31,980
Total current liabilities	327,922	139,453
Long-term debt, net of discount	19,130	110,627
Deferred tax liabilities, net	591	2,426
Deferred revenue	7,098	118,942
Derivative liabilities	300	35,700
Operating lease liabilities	85,208	83,431
Contingent consideration	48,949	124,349
Other long-term liabilities	5,311	1,761
Total liabilities	$494,509	$616,689
Commitments and contingencies (Note 11)
Equity (Deficit):
Sorrento Therapeutics, Inc. equity (deficit)
Common stock, $0.0001 par value; 750,000,000 shares authorized and 522,817,137 and 314,573,225 shares issued and outstanding at December 31, 2022 and 2021, respectively	52	32
Additional paid-in capital	1,988,753	1,513,758
Accumulated other comprehensive income	1,501	1,026
Accumulated deficit	(1,959,447)	(1,386,604)
Treasury stock, 7,568,182 shares at cost at December 31, 2022 and 2021	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders' equity (deficit)	(18,605)	78,748
Noncontrolling interests	(3,064)	(619)
Total equity (deficit)	(21,669)	78,129
Total liabilities and equity (deficit)	$472,840	$694,818

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands, except for per share amounts)

	2022	2021	2020
Revenue:
Net product revenues	$44,996	$28,735	$26,628
Service revenues	17,843	24,169	13,358
Total revenues	62,839	52,904	39,986
Operating costs and expenses:
Cost of product sold	28,913	3,851	2,149
Cost of services	4,539	9,180	7,791
Research and development	221,226	206,922	111,340
Acquired in-process research and development	12,272	24,208	42,992
Selling, general and administrative	182,337	196,856	116,179
Intangible amortization	4,325	4,140	4,053
(Decrease) increase on contingent consideration	(75,400)	9,198	—
Loss on impairment of intangible assets	124,190	—	—
Legal settlements, net	64,752	—	—
Total operating costs and expenses	567,154	454,355	284,504
Loss from operations	(504,315)	(401,451)	(244,518)
Gain (loss) on derivative liabilities	7,316	(300)	6,600
Loss on marketable and equity investments	(83,919)	(15,013)	—
Gain (loss) on debt extinguishment	27,009	(6,695)	(51,939)
Scilex Notes principal increase	—	(28,000)	—
Interest expense, net	(8,574)	(10,224)	(20,157)
Other income (loss)	736	(845)	(566)
Loss before income tax	(561,747)	(462,528)	(310,580)
Income tax benefit	(2,416)	(33,516)	(2,014)
Loss on equity method investments	(18,426)	(126)	(5,844)
Net loss	(577,757)	(429,138)	(314,410)
Net loss attributable to noncontrolling interests	(4,914)	(813)	(15,949)
Net loss attributable to Sorrento	$(572,843)	$(428,325)	$(298,461)
Net loss per share - basic per share attributable to Sorrento	$(1.37)	$(1.45)	$(1.30)
Net loss per share - diluted per share attributable to Sorrento	$(1.37)	$(1.45)	$(1.30)
Weighted-average shares outstanding during period - basic shares attributable to Sorrento	419,315	294,774	229,823
Weighted-average shares outstanding during period - diluted shares attributable to Sorrento	419,315	294,774	229,823

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	2022	2021	2020
Net loss	$(577,757)	$(429,138)	$(314,410)
Other comprehensive income:
Foreign currency translation adjustments	475	506	790
Total other comprehensive income	475	506	790
Comprehensive loss	(577,282)	(428,632)	(313,620)
Comprehensive loss attributable to noncontrolling interests	(4,914)	(813)	(15,949)
Comprehensive loss attributable to Sorrento	$(572,368)	$(427,819)	$(297,671)

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Total
Balance, December 31, 2019	167,799	18	7,568	(49,464)	788,122	(270)	(659,818)	(45,832)	32,756
Issuance of common stock upon exercise of stock options	1,339	—	—	—	5,578	—	—	—	5,578
Issuance of common stock upon exercise of warrants	33,091	3	—	—	92,770	—	—	—	92,773
Issuance of common stock for equity offerings	69,228	7	—	—	317,858	—	—	—	317,865
Equity issued for SmartPharm acquisition	1,832	—	—	—	19,421	—	—	—	19,421
Other acquisitions, license agreements and investments paid in equity	1,997	—	—	—	9,544	—	—	—	9,544
Changes to noncontrolling interests	—	—	—	—	(92,366)	—	—	37,361	(55,005)
Stock-based compensation		—	—	—	31,419	—	—	—	31,419
Foreign currency translation adjustment		—	—	—	—	790	—	—	790
Net loss		—	—	—	—	—	(298,461)	(15,949)	(314,410)
Balance, December 31, 2020	275,286	28	7,568	$(49,464)	$1,172,346	$520	$(958,279)	$(24,420)	$140,731
Issuance of common stock under equity compensation plans	1,603	—	—	—	10,218	—		—	10,218
Issuance of common stock upon exercise of warrants	2,550	1	—	—	9,049				9,050
Issuance of common stock for equity offerings	25,483	2	—	—	201,824	—	—	—	201,826
Equity issued for the acquisition of ACEA Therapeutics, Inc.	5,519	—	—	—	42,168				42,168
Other acquisitions, license agreements and investments paid in equity	1,565	1	—	—	13,689	—	—	—	13,690
Changes to noncontrolling interests from increased ownership in Scilex	2,567	—	—	—	(23,963)	—	—	23,963	—
Other changes to noncontrolling interests	—	—	—	—	—	—	—	651	651
Stock-based compensation	—	—	—	—	88,427	—	—	—	88,427
Foreign currency translation adjustment	—	—	—	—	—	506	—	—	506
Net loss	—	—	—	—	—	—	(428,325)	(813)	(429,138)
Balance, December 31, 2021	314,573	32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129
Issuance of common stock under equity compensation plans	1,589	—	—	—	1,198	—	—	—	1,198
Issuance of common stock for equity offerings	205,375	20	—	—	402,314	—	—	—	402,334
Acquisitions, license agreements and investments paid in equity	1,280	—	—	—	4,434	—	—	—	4,434
Scilex shares issued as a result of Scilex Business Combination, net of transaction activities	—	—	—	—	(8,773)	—	—	1,998	(6,775)
Scilex shares issued to Yorkville pursuant to Yorkville Purchase Agreement with Scilex	—	—	—	—	1,237	—	—	—	1,237
Purchase of public warrants of Scilex common stock	—	—	—	—	(439)	—	—	—	(439)
Changes to noncontrolling interests	—	—	—	—	—	—	—	471	471
Stock-based compensation	—	—	—	—	75,024	—	—	—	75,024
Foreign currency translation adjustment	—	—	—	—	—	475	—	—	475
Net loss	—	—	—	—	—	—	(572,843)	(4,914)	(577,757)
Balance, December 31, 2022	522,817	52	7,568	$(49,464)	$1,988,753	$1,501	$(1,959,447)	$(3,064)	$(21,669)

See accompanying notes

SORRENTO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(In thousands, except for share amounts)

	2022	2021	2020
Operating activities:
Net loss	$(577,757)	$(429,138)	$(314,410)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	13,245	12,462	11,007
Non-cash operating lease cost	4,230	3,855	3,702
Non-cash interest expense and amortization of debt issuance costs	6,792	9,162	12,897
Scilex Notes principal increase	—	28,000	—
Payments on notes attributed to accreted interest related to the debt discounts	(22,973)	(13,172)	—
Stock-based compensation	74,847	90,188	31,419
Acquired in-process research and development	12,272	24,208	42,992
(Gain) loss on debt extinguishment, net	(27,009)	6,695	51,939
(Gain) loss on derivative liability	(7,316)	300	(6,600)
Loss on marketable and equity investments	83,919	15,013	—
Loss on equity method investments	18,426	126	5,844
Loss on impairment of intangible assets	124,190	—	—
(Gain) loss on contingent consideration	(75,400)	9,198	—
Non-cash inventory adjustments	10,962	—	—
Deferred income taxes	(1,836)	(35,927)	(2,125)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(5,680)	(2,957)	(1,051)
Inventory	(9,510)	(6,276)	1,532
Accrued payroll	(13,442)	(111)	4,945
Prepaid expenses, deposits and other assets	6,803	(5,743)	4,913
Accounts payable	9,870	(3,878)	(3,677)
Accrued legal settlements	174,752	—	—
Accrued expenses and other liabilities	19,980	20,747	(1,188)
Deferred revenue	(112,300)	(1,024)	(362)
Other	(922)	(3,549)	(1,313)
Net cash used for operating activities	(293,857)	(281,821)	(159,536)
Investing activities:
Proceeds from sale of marketable investments	—	124,767	—
Purchases of property and equipment	(13,657)	(8,871)	(6,528)
Virex Health acquisition consideration paid in cash, net of cash acquired	(6,544)	—	—
ACEA acquisition consideration paid in cash, net of cash acquired	—	(754)	—
Other acquisitions and investments considerations paid in cash, net of cash acquired	(8,317)	(35,295)	(33,395)
Net cash provided by (used for) investing activities	(28,518)	79,847	(39,923)
Financing activities:
Proceeds from equity offerings, net of issuance costs	402,334	201,825	317,865
Proceeds from exercises of stock options and warrants	1,198	15,420	98,351
Proceeds from short-term debt, net of issuance costs	96,071	49,743	18,587
Repayments of debt and other obligations	(188,311)	(85,656)	(205,564)
Proceeds from the Scilex Business Combination	3,375	—	—
Transaction costs paid related to the Scilex Business Combination	(2,949)	—	—
Payments related to Semnur Share Exchange	—	—	(55,000)
Net cash provided by financing activities	311,718	181,332	174,239
Net change in cash, cash equivalents and restricted cash	(10,657)	(20,642)	(25,220)
Net effect of exchange rate changes on cash	(2,374)	843	915
Cash, cash equivalents and restricted cash at beginning of period	36,665	56,464	80,769
Cash, cash equivalents and restricted cash at end of period	$23,634	$36,665	$56,464
Supplemental disclosures:
Cash paid during the period for:
Income taxes	29	1,200	—
Interest	1,173	1,060	3,419
Supplemental disclosures of non-cash investing and financing activities:
Changes to noncontrolling interests related to the Scilex Business Combination	1,998	—	—
Scilex shares issued to Yorkville pursuant to Yorkville Purchase Agreement	1,237	—	—
Scilex Business Combination transaction costs incurred but not paid	7,001	—	—
SmartPharm acquisition consideration paid in equity	—	—	19,421
Scilex Notes principal increase	—	28,000	—
ACEA acquisition consideration paid in equity	—	42,168	—
Virex Health acquisition consideration paid in equity	4,434	—	—
Right-of-use assets obtained in exchange for new and amended operating lease liabilities	5,592	49,459	1,878
Other acquisitions, license agreements and investments consideration paid in equity	—	13,689	9,544
Changes to noncontrolling interests from increased ownership in Scilex Holding	—	23,963	—
Deferred consideration for intangible asset acquisition	3,650	—	—
Short-term debt	—	7,304	—
Property and equipment costs incurred but not paid	6,790	1,253	600

See accompanying notes

SORRENTO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

Sorrento Therapeutics, Inc. (the “Company”) is a clinical and commercial stage biopharmaceutical company developing a portfolio of next generation treatments for three major therapeutic areas: cancer, infectious disease and pain. The Company’s multimodal, multipronged approach to fighting cancer is made possible by its immuno-oncology platforms, including its fully human antibodies (“G-MAB™ library”), ACEA small molecule library, immuno-cellular therapies (“DAR-T™”), antibody-drug conjugates (“ADCs”) and oncolytic virus (“Seprehvec™”). The Company is also developing potential antiviral therapies against COVID-19, including FUJOVEE ™ (Abivertinib) and its rapid diagnostic test, including COVIMARK™ (launched as COVISTIX™ in Mexico and Brazil). In November 2022, Scilex Holding Company (“Scilex”), a majority owned subsidiary of the Company, completed its business combination with Vickers Vantage Corp. I, a special purpose acquisition company (see Note 7). Scilex launched ZTlido® in 2018 as a prescription lidocaine topical product. Scilex is also developing pipeline product candidates, including SEMDEXA™.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company`s subsidiaries. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in two operating and reportable segments, Sorrento Therapeutics and Scilex. The Sorrento Therapeutics segment is organized around infectious disease and the Company’s immuno-oncology therapeutic area, leveraging its proprietary G-MAB™ antibody library and targeted delivery modalities to generate the next generation of cancer therapeutics. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. See Note 14.

Voluntary Filing Under Chapter 11

As previously reported in the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2023, the Company and its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on February 16, 2023 and February 21, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

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

The carrying amounts of cash equivalents approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts receivable and payable, and other financial instruments in current assets and current liabilities.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and consist of trade receivables from sales and services provided to customers, which are generally unsecured. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The allowance for expected credit losses is not material.

Inventory

The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company considers the need for allowances for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for inventory on hand. As of December 31, 2022, net inventory was $10.0 million, comprised of $3.4 million of finished goods and $6.6 million of raw materials and supplies. As of December 31, 2021, net inventory was $8.1 million, comprised of $4.7 million of finished goods and $3.3 million of raw materials and supplies.

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

Acquisitions

The Company first determines whether a set of assets acquired constitutes a business and should be accounted for as a business combination. The Company accounts for business combinations using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects and liabilities assumed be recorded at their fair values as of the acquisition date on the Company`s consolidated balance sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

When the Company determines assets acquired do not meet the definition of a business combination, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in the Company`s consolidated statements of operations unless there is an alternative future use.

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

Commitments and Contingencies

The Company accrues for commitments and contingencies when, after considering the facts and circumstances of each matter as then known, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are generally expensed as incurred. The consideration related to a gain contingency is recorded in the consolidated financial statements during the period in which all underlying events or contingencies are resolved and the gain is realized.

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

Investments in Other Entities

The Company holds a portfolio of investments in equity securities. Investments in entities over which the Company has significant influence, but not a controlling interest, are accounted for using the equity method, with the Company’s share of earnings or losses reported in loss on equity method investments. The Company’s investments in non-marketable securities are carried at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investments in marketable equity securities are measured at fair value.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2022, the Company maintained a full valuation allowance against its deferred tax assets, with the exception of an amount equal to its deferred tax liabilities that are scheduled to reverse against the Company's deferred tax assets.

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

The following table shows revenue disaggregated by product and service type for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Scilex Pharmaceuticals Inc. product sales, net	$38,033	$28,546	$26,331
Sorrento Therapeutics, Inc. product revenues, net	6,963	189	297
Net total product revenues	$44,996	$28,735	$26,628
Concortis Biosystems Corporation service revenues	8,719	15,599	7,730
Bioserv Corporation service revenues	2,971	4,672	4,976
Other service revenues	6,153	3,898	652
Total service revenues	$17,843	$24,169	$13,358

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

Scilex Product Sales

Revenues from Scilex product sales is fully comprised of sales of ZTlido. The Company's performance obligation with respect to sales of ZTlido is satisfied at a point in time, which transfers control upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2022 was not material. Sales of ZTlido are generated within the United States.

Prior to April 2, 2022, sales to Scilex’s sole distributor represented 100% of Scilex's net revenue. On April 2, 2022, Scilex announced the expansion of its direct distribution network to national and regional wholesalers and pharmacies. The distributor continued to provide traditional third-party logistics functions for Scilex. The Company had four customers during the year ended December 31, 2022, which individually generated 10% or more of the Company’s total revenue. These customers accounted for 78% of the Company’s revenue for the year ended December 31, 2022, individually ranging between 19% to 24%. As of December 31, 2022, these customers represented 82% of the Company’s outstanding accounts receivable, individually ranging between 24% to 36%. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses for the years ended December 31, 2022, 2021, and 2020.

For product sales, Scilex records gross-to-net sales adjustments for government and managed care rebates, chargebacks, wholesaler and distributor fees, sales returns and prompt payment discounts. Such variable consideration is estimated in the period of the sale and is estimated using a most likely amount approach based primarily upon provisions included in the Company’s customer contract, customary industry practices and current government regulations.

Rebates are discounts that the Company pays under either government or private health care programs. Government rebate programs include state Medicaid drug rebate programs, the Medicare coverage gap discount programs and the Tricare programs. Commercial rebate and fee programs relate to contractual agreements with commercial healthcare providers, under which the Company pays rebates and fees for access to and position on that provider’s patient drug formulary. Rebates and chargebacks paid under government programs are generally mandated under law, whereas private rebates and fees are generally contractually negotiated with commercial healthcare providers. Both types of rebates vary over time. The Company records a reduction to gross product sales at the time the customer takes title to the product based on estimates of expected rebate claims. The Company monitors the sales trends and adjust for these rebates on a regular basis to reflect the most recent rebate experience and contractual obligations. Reserves for rebates and chargebacks are recorded as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheet.

The Company had $30.9 million and $7.4 million of accrued rebates and fees included in accrued expenses and liabilities on its consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Sorrento Product Revenues

Most of Sorrento product revenues are comprised of sales of COVISTIX™, the Company's lateral flow rapid diagnostic test for detection of the SARS-CoV-2 virus. The Company considers control to have transferred upon delivery where the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time. The Company identified a single performance obligation. During the year ended December 31, 2022, nearly all COVISTIX™ sales were generated in Mexico and sales returns were immaterial.

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

The estimated revenue expected to be recognized for future performance obligations associated with contract development and manufacturing services was approximately $0.7 million and $0.2 million as of December 2022 and 2021, respectively.

Bioserv Corporation (“Bioserv”)

Contract manufacturing services associated with the Company’s Bioserv operations related to finish and fill activities for drug products and reagents are recognized ratably over the contract term, which reflects the transfer of services to the customer because the manufactured products are highly customized and do not have an alternative use to the Company.

As of December 31, 2022, the estimated revenue expected to be recognized for future performance obligations associated with contract manufacturing services was immaterial compared to approximately $0.1 million as of December 31, 2021.

Other Service Revenues

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. If the license to the Company’s intellectual property is bundled with other promises that are not distinct, the Company assesses the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company records a non-refundable, up-front license fee under current license agreements as deferred revenue upon receipt of the payment if it is determined not to be distinct from the ongoing performance obligation. License revenue is recognized over the term when the ongoing performance obligation is satisfied (see Note 7).

As of December 31, 2022, future performance obligations for license revenues relate to the ImmuneOncia Therapeutics, Inc. (“ImmuneOncia”) license agreement.

The total consideration for the ImmuneOncia license performance obligation, effective September 1, 2016, represented $9.6 million. The estimated revenue expected to be recognized for future performance obligations, as of December 31, 2022, was approximately $6.6 million. The Company expects to recognize license revenue of approximately $0.5 million of the remaining performance obligation annually through the remaining term. The Company applied judgment in estimating the 20-year contract term, analogous to the expected life of the patent, over which revenue is recognized over time given the ongoing performance obligation related to the Company's participation on a steering committee for the technologies under the agreement.

In November 2020, the Company was awarded a contract with the Defense Advanced Research Projects Agency (“DARPA Contract”) and co-funded by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, to develop a rapid countermeasure to COVID-19 using gene-encoded neutralizing antibodies. The contract provided funding of up to $34.0 million for the development through Phase II clinical studies of a gene-encoded antibody that could enable rapid protection from and/or treatment of SARS-CoV-2 infection and COVID-19. The DARPA Contract was concluded and the cumulative funding received was $3.1 million as of December 31, 2022. The Company recognized $0.1 million, $2.8 million and $0.2 million in grant revenue associated with the DARPA Contract during the years ended December 31, 2022, 2021 and 2020, respectively, which is included within other service revenue. The SARS-CoV-2 antibody project remains a component of the Company's pipeline.

The Company recorded $1.8 million in other service revenues associated with Celularity Inc. (“Celularity”) for the year ended December 31, 2022. The Company held an ownership interest of approximately 13.71% of Celularity on a non-diluted basis at December 31, 2022.

The Company recorded $3.0 million in other service revenues associated with ImmuneOncia for the year ended December 31, 2022. The Company held an ownership interest of approximately 32.0% of ImmuneOncia on a non-diluted basis at December 31, 2022.

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

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is evaluating the impact the standard will have on its consolidated financial statements.

2. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date. In addition, associated with the voluntary filing of Chapter 11 in February 2023 (see Note 1 and Note 16 for details), the Company plans to lower its operating budget and further reduce the scale of its operations. The Company expects to incur significant professional fees and other costs in connection with and throughout the Chapter 11 Cases. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, the Company obtained approval from the Bankruptcy Court for certain “first day” motions to continue its ordinary course operations after the filing date. The Company also received interim approval from the Bankruptcy Court for $75.0 million of financing from JMB Capital Partners Lending, LLC, which will provide it with immediate liquidity so that the Company can continue operating its business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$26,344	$26,344	$—	$—
Total assets	$26,344	$26,344	$—	$—
Liabilities:
Derivative liabilities - non-current	$300	$—	$—	$300
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	48,949	—	—	48,949
Total liabilities	$49,646	$—	$—	$49,646

	Fair Value Measurements at December 31, 2021
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$90,217	$2,560	$—	$87,657
Total assets	$90,217	$2,560	$—	$87,657
Liabilities:
Derivative liabilities - non-current	$35,700	$—	$—	$35,700
Current portion of contingent consideration	397	—	—	397
Contingent consideration, non-current	124,349	—	—	124,349
Total liabilities	$160,446	$—	$—	$160,446

Marketable Investments

As disclosed in Note 5, the Company holds 20,422,124 shares of Class A Common Stock of Celularity, of which 19,922,124 shares were subject to certain transfer restrictions as of December 31, 2021. The transfer restrictions lapsed on July 16, 2022. The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period. Prior to July 16, 2022, the shares subject to transfer restrictions were adjusted for a discount for lack of marketability. As of July 16, 2022, the shares previously subject to transfer restrictions were transferred to Level 1 due to the use of the quoted market price to measure fair value.

Changes in fair value of the Company’s investment in Celularity since December 31, 2021 are as follows (Level 3):

(in thousands)	Fair Value
Beginning Balance at December 31, 2021	$87,657
Change in fair value measurement of Restricted Shares	(26,098)
Transfer from Level 3 to Level 1	(61,559)
Ending Balance at December 31, 2022	$—

Contingent Consideration

The Company recorded a gain of $75.4 million and a loss of $9.2 million during the years ended December 31, 2022 and 2021 respectively, which related to the change in fair value of the contingent consideration associated with its acquisition of ACEA

Therapeutics, Inc. (“ACEA”) (see Note 7 for details). The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included revenue projections, estimated probabilities of successful commercialization and discount rates of 21.9% and 15.0% as of December 31, 2022 and 2021, respectively. There were no changes to the fair value of contingent consideration during the year ended December 31, 2020. As discussed in Note 16, the Company commenced voluntary Chapter 11 proceedings on February 13, 2023, which will require reorganization. The Company does not believe it is a recognized subsequent event that impacts the assessment of the contingent consideration associated with ACEA acquisition as of December 31, 2022. The Company will assess its impact as of March 31, 2023.

The following table includes a summary of the changes to contingent consideration liabilities, during the years ended December 31, 2022 and 2021:

(in thousands)	Fair Value
Balance at December 31, 2020	$947
Change in fair value measurement	9,198
Contingent consideration related to the acquisition of ACEA Therapeutics, Inc.	114,601
Balance at December 31, 2021	124,746
Change in fair value measurement	(75,400)
Balance at December 31, 2022	$49,346

Derivative Liabilities

The Company recorded a gain on derivative liabilities of $7.3 million, a loss on derivative liabilities of $0.3 million and a gain on derivative liabilities of $6.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, which primarily related to the derivative liability associated with the Scilex Notes (as defined in Note 8). The fair value of the derivative liability was estimated using the discounted cash flow method combined with a Monte Carlo simulation model including consideration of the terms of the Indenture Amendment (as defined in Note 8) and included a 6.1% risk adjusted net sales forecast and an effective debt yield of 21.5%. The Scilex Notes were fully extinguished in September 2022 (see Note 8 for additional details) and, as such, there were no remaining derivative liabilities associated with the Scilex Notes as of December 31, 2022.

The gain on derivative liabilities recorded in 2020 further related to the compound derivative liabilities associated with the Term Loans (as defined in Note 8). The Term Loans were paid in full as of December 31, 2020 and the associated derivative liabilities were relieved. Significant Level 3 inputs and assumptions for derivative liabilities associated with the Term Loans included the estimated probabilities of satisfying certain commercial and financial milestones using a with and without discounted cash flow approach.

In connection with the Business Combination (as defined in Note 14) in November 2022, Scilex assumed private placement warrants (“Private Warrants”), which are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statement of operations. The Company estimates the value of these warrants using a Black-Scholes option pricing formula. The Company recognized a gain on derivative liabilities related to Private Warrants of $2.0 million during the year ended December 31, 2022.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

(in thousands)	Fair Value
Balance at December 31, 2020	$35,400
Change in fair value measurement	300
Balance at December 31, 2021	35,700
Private Warrants	620
Change in fair value measurement	(36,020)
Balance at December 31, 2022	$300

4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,813	$1,709
Office equipment	3,497	3,525
Capitalized software	98	98
Machinery and lab equipment	63,595	56,076
Leasehold improvements	16,158	15,529
Construction in progress	18,230	7,878
	103,391	84,815
Less accumulated depreciation	(51,420)	(43,490)
	$51,971	$41,325

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $8.9 million, $8.3 million and $7.0 million, respectively.

5. Investments

The Company’s investments include investments accounted for as equity method investments, equity investments without readily determinable fair value and equity investments with readily determinable fair value. As of December 31, 2022, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Zhengzhou Fortune Bioscience Co. (“ZFB”), Deverra Therapeutics, Inc. (“Deverra”) and ImmuneOncia, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc. (“NantBioScience”), Aardvark Therapeutics, Inc. (“Aardvark”) and Elsie Biotechnologies, Inc. (“Elsie”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

The Company recorded impairment losses totaling $39.0 million associated with its investments during the year ended December 31, 2022, as further described below. The Company recorded no impairment losses associated with its investments during the year ended December 31, 2021. The Company recorded an impairment loss of approximately $3.8 million related to an equity method investment during the year ended December 31, 2020.

Celularity

In July 2021, Celularity, a company of which the Company held an equity interest, commenced trading on the Nasdaq Capital Market under the ticker “CELU”. As of December 31, 2022, the Company owned 20,422,124 shares of Class A common stock of Celularity. During the years ended December 31, 2022 and 2021, the Company did not sell any shares of its investment and recorded unrealized losses on marketable investments of $63.9 million and $39.8 million, respectively, in connection with the changes in fair value of its Celularity investment. The Company’s investment in Celularity is included within marketable investments within its consolidated balance sheets.

Dr. Henry Ji, the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, each served on the board of directors of Celularity from June 2017 until the closing of the merger of Celularity with GX Acquisition Corp. (the “Celularity Merger”) in July 2021. Dr. Robin L. Smith, who served as a member of the Company’s Board of Directors from December 2019 through November 15, 2021, served on the board of directors of Celularity from August 2019 until the closing of the Celularity Merger in July 2021 and has served on the board of directors of Celularity since the closing of the Celularity Merger in July 2021.

ImmunityBio

In March 2021, NantKwest, Inc. and ImmunityBio completed a 100% stock-for-stock merger (the “ImmunityBio Merger”). The combined company operates under the name ImmunityBio, Inc. and its shares of common stock commenced trading on the Nasdaq Global Select Market under the ticker, “IBRX”. Prior to the closing of the ImmunityBio Merger, the Company owned 10,000,000 shares of common stock of ImmunityBio, and received 8,190,000 shares of ImmunityBio common stock (Nasdaq: IBRX) post-merger. The Company sold 8,190,000 shares of ImmunityBio common stock during the year ended December 31, 2021 for net proceeds to the

Company of $124.0 million. In connection with the disposal of its investment in ImmunityBio, the Company recorded a realized gain on marketable investments of $24.1 million during the year ended December 31, 2021. The Company had no remaining shares of ImmunityBio common stock as of December 31, 2021.

Aardvark

During the year ended December 31, 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Tien Lee, MD, a member of the board of directors of Scilex, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Board of Directors of the Company, is a member of the advisory board of Aardvark. There were no observable price changes, and the Company recorded no impairment for its investment in Aardvark during the year ended December 31, 2022.

Deverra

During the year ended December 31, 2021, the Company paid approximately $10.2 million in consideration for an aggregate of 5,622,703 shares of common stock of Deverra, a development-stage, biotechnology company focused on developing cellular immunotherapy programs. The Company’s payment consisted of (i) the cancellation of certain promissory notes issued by Deverra to the Company with an aggregate principal amount of $6.0 million and unpaid accrued interest of approximately $0.1 million and (ii) a cash payment of $4.1 million. The Company initially agreed to make additional investments in Deverra, but the Company and Deverra subsequently terminated the Company’s obligation to make such additional investments. The Company determined that its investment in Deverra’s common stock represented an equity method investment and that substantially all of the fair value of the underlying assets of Deverra related to a single IPR&D asset. The Company immediately expensed all costs associated with the investment and the total consideration paid was expensed as acquired in-process research and development during the year ended December 31, 2021. The Company has a variable interest in Deverra and Deverra is deemed to be a variable interest entity (“VIE”). In connection with the Company’s purchase of Deverra common stock, Dr. Henry Ji, Ph.D., the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, were appointed to the board of directors of Deverra. Despite their participation in the Board, the Company is not, however, the primary beneficiary of the VIE as it does not have the power to direct the activities of Deverra, although management determined it does have significant influence.

Elsie

During the year ended December 31, 2021, the Company paid $10.0 million in cash for 10,000,000 shares of Series A Preferred Stock of Elsie. The Company accounts for its investment in Elsie as an equity investment without a readily determinable fair value and carries its investment in Elsie at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. In connection with the Company’s purchase of Elsie Series A Preferred Stock, Dr. Henry Ji was appointed to the board of directors of Elsie. During the year ended December 31, 2022, the Company recorded an impairment charge of $10.0 million related to its investment in Elsie.

NANTibody

The Company’s investment in NANTibody was reported in equity method investments on its consolidated balance sheets and its share of NANTibody’s income or loss was recorded in loss on equity method investments on its consolidated statement of operations. The Company’s investment in NANTibody had a carrying value of zero as of each of December 31, 2022 and 2021 due to the Company’s share of cumulative losses. The Company continues to hold 40% of the outstanding equity of NANTibody and NantCell holds the remaining 60%.

NANTibody recorded a net loss of $1.3 million, $0.7 million and $0.1 million for the twelve months ended September 30, 2022, 2021 and 2020, respectively. As of September 30, 2022, NANTibody had $2.4 million in current assets, $11.4 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2021, NANTibody had $2.4 million in current assets, $9.6 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NANTibody are not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantCancerStemCell (“NantStem”)

The Company’s investment in NantStem is reported in equity method investments on its consolidated balance sheets and its share of NantStem’s net income or loss was recorded in loss on equity method investments on its consolidated statement of operations. The Company continues to hold 20% of the outstanding equity of NantStem and NantBio holds the remaining 80% as of December 31, 2022. During the fourth quarter of 2022, the Company determined that the carrying value of its investment in NantStem was negatively impacted by the arbitration decisions and subsequent litigation actions associated with NantCell, NANtibody and NantPharma, LLC (see Note 11 for details), and that it had incurred an impairment. As such, the Company recorded a loss of $19.0 million for impairment of the total carrying value of the investment in NantStem at December 31, 2022. The carrying value of the Company’s investment in NantStem was approximately $18.5 million as of December 31, 2021.

NantStem recorded net income of $1.9 million and $0.1 million for the twelve months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, NantStem had $85.3 million in current assets, of which $71.2 million was a note receivable with related party Nant entities, no current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. As of September 30, 2021, NantStem had $83.1 million in current assets, no current liabilities, $0.5 million in noncurrent assets and no noncurrent liabilities.

The financial statements of NantStem were not received sufficiently timely for the Company to record its portion of earnings or loss in the current financial statements and therefore the Company reports its portion of earnings or loss on a one quarter lag.

NantBio

The Company's investment in NantBio was reported in equity investments on its consolidated balance sheets. In April 2015, the Company purchased 1.0 million shares of NantBio common stock for $10.0 million. The Company continues to hold approximately 0.5% of the outstanding equity of NantBio as of December 31, 2022. During the fourth quarter of 2022, the Company determined that the carrying value of its investment in NantBio was negatively impacted by the arbitration decisions and subsequent litigation actions associated with NantCell, NANtibody and NantPharma, LLC (see Note 11 for details), and that it had incurred an impairment. As such, the Company recorded a loss of $10.0 million for its total carrying value of the investment in NantBio at December 31, 2022. The carrying value of the Company’s investment in NantBio was approximately $10 million as of December 31, 2021.

6. Goodwill and Intangible Assets

Goodwill totaled $80.3 million as of December 31, 2022. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $73.6 million and $6.7 million, respectively, as of December 31, 2022. The Sorrento Therapeutics segment had a negative carrying value as of December 31, 2022.

Goodwill and intangible assets are assessed annually for impairment on October 1 and more frequently whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the full carrying amount of an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds its fair value. In June 2022, the Company decided to pause for future evaluation the development of Abivertinib, which was acquired from ACEA in 2021 (see Note 7 for details), for the treatment of hospitalized COVID-19 patients. This event led to an assessment to determine if an impairment occurred for the associated IPR&D assets in the second quarter of 2022. Based on a quantitative analysis for impairment performed at June 30, 2022, the Company determined that approximately $90.8 million associated with the IPR&D assets, which are in the Sorrento Therapeutics segment, had been impaired and recorded an impairment charge within the loss on impairment of intangible assets in the consolidated statement of operations during the second quarter of 2022. The quantitative analysis is considered a Level 3 non-recurring fair value measurement and was based on the discounted cash flow method that estimates the present value of risk adjusted projected cash flow derived from the IPR&D assets using a discount rate of 16% at June 30, 2022.

During the fourth quarter of 2022, the Company discontinued the development of Abivertinib for the treatment of COVID-19, which resulted in additional impairment of $32.0 million associated with the remaining IPR&D asset balance at December 31, 2022. Additionally, the Company recorded an impairment loss of $1.4 million associated with other IPR&D intangible assets at December 31, 2022, as a result of revised timelines for commercialization.

The Company performed an evaluation of goodwill, including a qualitative analysis of the Company's reporting units at December 31, 2022, and it determined that it was not more likely than not that an impairment of goodwill existed at either of the reporting units at December 31, 2022.

Amortization for the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. Intangible assets with indefinite useful lives totaling $94.2 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of December 31, 2022 and 2021 is as follows (in thousands):

		December 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	2	$1,585	$1,479	$106
Acquired technology	19	3,410	1,588	1,822
Acquired in-process research and development	—	94,240	—	94,240
Technology placed in service	15	21,940	6,216	15,724
Patent rights	15	32,720	13,463	19,257
Assembled workforce	5	605	465	140
Internally developed software	2	520	434	86
Acquired licenses	15	5,711	184	5,527
Total intangible assets		$160,731	$23,829	$136,902

		December 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Customer relationships	2	$1,585	$1,453	$132
Acquired technology	19	3,410	1,412	1,998
Acquired in-process research and development	—	218,430	—	218,430
Technology placed in service	15	21,940	4,754	17,186
Patent rights	15	32,720	11,283	21,437
Assembled workforce	5	605	343	262
Internally developed software	2	520	260	260
Total intangible assets		$279,210	$19,505	$259,705

As of December 31, 2022, the remaining weighted average life for identifiable intangible assets subject to amortization is 13.7 years. Aggregate amortization expense for years ended December 31, 2022 and 2021 was $4.3 million and $4.1 million, respectively.

Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at December 31, 2022 is as follows (in thousands):

Years Ending December 31,	Amount
2023	$4,416
2024	4,239
2025	4,214
2026	4,214
2027	4,187
Thereafter	21,393
Total	$42,663

7. Significant Agreements and Contracts

Romeg License Agreement

On June 14, 2022, the Company's majority-owned subsidiary, Scilex, entered into a license agreement (the “Romeg License Agreement”) with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”). Pursuant to the Romeg License Agreement, among other things, Romeg granted Scilex (a) a transferable license, with the right to sublicense, under the patents and know-how specified therein (with such license to know-how being exclusive for the limited purposes specified therein) to (i) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States of America (including its territories) (the “Territory”), (ii) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (the “Licensed Products”) and commercialize any such products and (iii) manufacture Licensed Products anywhere in the world, solely for commercialization in the Territory; and (b) an exclusive, transferable license, with right to sublicense, to use the trademark GLOPERBA and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the Territory.

As consideration for the license under the Romeg License Agreement, Scilex paid Romeg an up-front license fee of $2.0 million, and has agreed to pay Romeg (a) upon Scilex’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (b) certain royalties in the mid-single digit to low-double digit percentages based on annual net sales of the Licensed Product by Scilex during the applicable royalty term under the Romeg License Agreement, and (c) a minimum quarterly royalty payment commencing on the first year anniversary of the effective date of the Romeg License Agreement and ending on the later of (i) expiration of the last to expire of the licensed patents covering the Romeg Licensed Products in the Territory or (ii) the tenth anniversary of the effective date of the License Agreement.

The transaction was accounted for as an asset acquisition since the Initial Licensed Product was approved and made available in the United States in 2020 and substantially all the value of the gross assets was concentrated in a single asset, which is the Initial Licensed Product. In connection with the Romeg License Agreement, Scilex recorded an intangible asset for the acquired license of $5.7 million, which is comprised of the upfront license fee of $2.0 million and a deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. The contingent sales milestones and sale volume-based future royalties were determined to meet a scope exception for derivatives under ASC Topic 815, Derivatives and Hedging, and not to be probable at either June 30 or December 31, 2022; therefore, they were not recognized as a liability or included in the fair value of the asset as of each of June 30 and December 31, 2022. The Company determined the useful life of the intangible asset to be 15 years, which approximates the life of the licensed patents covering the Initial Licensed Product.

Zhengzhou Fortune Bioscience Co., Ltd.

In May 2022, the Company completed an acquisition of 51% of the equity interests of Zhengzhou Fortune Bioscience Co., Ltd (“ZFB”) for $5.0 million in cash under a joint venture agreement and equity subscription agreement, as amended (collectively, the “ZFB Agreements”). ZFB is a manufacturer in China of lateral flow diagnostic tests, including COVISTIX, the Company’s COVID-19 virus rapid antigen detection test kit currently being sold in Mexico. Under the ZFB Agreements, the Company has the option to acquire from the minority equity holder the remaining 49% of the aggregate equity interests of ZFB for $50.0 million before December 31, 2022 (the “Subsequent Transaction”), which was extended to June 30, 2023 in the fourth quarter of 2022. If the Subsequent Transaction does not occur, the Company or ZFB may terminate the ZFB Agreements, and the Company’s 51% of equity interest in ZFB will be redeemed by ZFB for $5.0 million. In September 2022, the Company entered an amendment (the “Amendment”) to the ZFB Agreements, pursuant to which, among other things, the Company’s equity interest in ZFB was reduced from 51% to 49% through a transfer of 2% of the Company’s equity interest in ZFB to the other shareholder of ZFB for a payment of $0.2 million and the Company’s representation on ZFB’s board of directors was reduced from three out of five total directors to two out of five total directors. The transfer of the 2% of the equity interest of ZFB was completed, and the Company received $0.2 million from the other shareholder of ZFB in September 2022.

In May 2022, the Company determined that it held a variable interest in ZFB at completion of the acquisition of 51% of the equity interest in ZFB, which is determined to be a variable interest entity (“VIE”). The Company further determined that it was the primary beneficiary of the VIE because the Company had control over ZFB through its control over ZFB’s board of directors, had ownership of a majority of voting equity interests and had other sole decision-making rights under the ZFB Agreements to direct the most important activities of ZFB. The Company accounted for the transaction as a business combination and applied the acquisition method of accounting in May 2022. Upon execution of the Amendment and completion of the 2% equity interest transfer in September 2022, the Company determined that it is no longer the primary beneficiary of ZFB as a VIE because it lost control over ZFB. As a result of this assessment, the Company derecognized all of ZFB's assets and liabilities from the Company’s consolidated financial statements in September 2022, recorded the Company’s 49% retained equity interest at its fair value of $4.8 million, which approximates the net consideration paid to ZFB, at September 30, 2022 and recorded a gain from the deconsolidation of $0.3 million. Subsequent to the deconsolidation, the Company determined it has significant influence over ZFB’s operating and financial policies and recorded its 49% equity interest as an equity method investment. At December 31, 2022, the Company recorded $3.0 million account payables to ZFB.

In February 2023, the Company entered into a repurchase agreement with ZFB, for the buyback of the Company's remaining 49% equity interest in ZFB for net proceeds of $1.8 million, consisting of $4.8 million offset by $3.0 million in accounts payable.

Acquisition of Virex

On February 1, 2022, the Company completed the acquisition of Virex Health, Inc. (“Virex”), a developer of at-home diagnostic platforms based in Boston, Massachusetts. In accordance with ASC Topic 805, the Company recorded consideration transferred totaling $11.4 million, including $6.8 million in cash, $0.1 million in transaction costs paid in cash and 1,281,662 shares of the Company's common stock, or $4.5 million of consideration based on the Company's closing share price on February 1, 2022. In connection with the acquisition of Virex, the Company may pay up to $10.0 million in contingent consideration in a combination of cash and stock subject to the achievement of certain regulatory milestones.

The transaction was accounted for as an asset acquisition since substantially all the value of the gross assets was concentrated in a single asset. No contingent consideration was recorded as of December 31, 2022. The Company fully expensed an amount of $11.7 million, representing the consideration transferred, net of short-term liabilities assumed, to acquired IPR&D.

Acquisition of ACEA Therapeutics, Inc.

On June 1, 2021 (the “Closing Date”), the Company completed the acquisition of ACEA pursuant to the terms of the Agreement and Plan of Merger (the “ACEA Merger Agreement”), dated as of April 2, 2021, whereby ACEA became a wholly owned subsidiary of the Company. With operations in both China and the United States, ACEA is developing multiple clinical and preclinical-stage new chemical entity compounds, including the late clinical drug candidate, Abivertinib.

The final purchase price allocation was calculated based on an upfront consideration of $44.1 million, which was based on the Company’s closing share price on June 1, 2021, and resulted in separate and distinct intangible assets comprised of acquired IPR&D of $190.8 million, of which $122.8 million associated with Abivertinib for the treatment of COVID-19 was deemed impaired and written off during the year ended December 31, 2022 (see Note 6 for details), goodwill of $36.0 million, fair value of debt assumed of approximately $32.1 million, deferred tax liabilities of $31.4 million and other net assets of approximately $2.9 million.

Goodwill largely reflects the broad-spectrum and synergistic infrastructures and expertise in pharmaceutical and biological drug discovery, development and manufacturing, and expanded geographic coverage in China and North America and is not deductible for tax purposes. Acquisition costs related to the acquisition of ACEA were not material.

Pursuant to the terms of the ACEA Merger Agreement, a portion of the closing consideration equal to (i) $38,059,326 was used to repay certain existing indebtedness of ACEA, which amount was paid to the holders thereof in the form of shares of common stock of the Company and an aggregate of 5,519,469 shares (“Indebtedness Shares”) of the Company’s common stock were issued in respect thereof based on a price per share equal to $6.8955 (representing the volume weighted average closing price per share of the Company’s common stock, as reported on The Nasdaq Stock Market LLC, for the 10 consecutive trading days ending on the date that was three trading days prior to the Closing Date) and (ii) $100,000 was set aside for expenses incurred by the shareholders’ representative thereunder. The Indebtedness Shares were subject to a true-up, as set forth in the ACEA Merger Agreement, if the price at which such shares were issued is greater than the closing price of the Company’s common stock on the date that is six months after June 1, 2021. The Company recorded $7.5 million associated with the true-up as a current liability within acquisition consideration at December 31, 2022.

In addition to the Closing Consideration, the Company will pay the ACEA equityholders (i) up to $450.0 million in additional payments, subject to the receipt of certain regulatory approvals and achievement of certain net sales targets with respect to the assets acquired from ACEA and (ii) five to ten percent of the annual net sales on specified royalty-bearing products (the “Earn-Out Consideration”). The fair value of the Earn-Out Consideration, excluding any acquisition consideration associated with the Indebtedness Shares, was $48.4 million and $123.8 million as of December 31, 2022 and 2021, respectively (see Note 3 for details). The amount referenced in clause (i) of the preceding sentence includes the amounts that would have otherwise been due to ACEA under that certain License Agreement, dated July 13, 2020, between the Company and ACEA, which agreement was terminated in its entirety upon completion of the acquisition of ACEA.

Asset Purchase Agreement with Aardvark Therapeutics, Inc.

In April 2021, the Company entered into an asset purchase agreement (the “Aardvark Asset Purchase Agreement”) with Aardvark to acquire Aardvark’s Delayed Burst Release Low Dose Naltrexone (DBR-LDN), or ARD-301, asset and intellectual property rights, for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome. As consideration for the purchase of the assets, the Company paid Aardvark an upfront license fee of $5.0 million comprised of 616,655 shares of the Company’s common stock, and which was expensed as acquired in-process research and development during the year ended December 31, 2021. The Company also agreed to pay Aardvark (i) milestone payments upon the receipt of certain regulatory approvals and (ii) milestone payments upon the Company’s achievement of certain commercial sales milestones. The Company will also pay certain royalties in the mid-single digit to low-double digit percentages of annual net sales by the Company. Tien Lee, MD, a member of the board of directors of Scilex, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark. As discussed in Note 5, the Company holds an investment interest in Aardvark.

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

The purchase price allocation resulted in net identifiable assets of $19.5 million, which included separate and distinct indefinite lived intangible assets comprised of acquired in-process research and development of $13.9 million, goodwill of $5.3 million and other net assets of $0.3 million. Goodwill largely reflects the synergies expected to be achieved with SmartPharm’s gene delivery platforms and the assembled workforce. Goodwill is not deductible for tax purposes.

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

License Agreement with ACEA Therapeutics, Inc.

In July 2020, the Company entered into a License Agreement (the “ACEA License Agreement”) with ACEA Therapeutics, Inc. (“ACEA”). Pursuant to the ACEA License Agreement, ACEA granted the Company an exclusive license and right under certain patents and certain know-how and other intellectual property (“Licensed Know-How”) to fully utilize, exploit and commercialize (i) the Licensed Know-How, (ii) Abivertinib (AC0010), a selective, orally available irreversible small molecule tyrosine kinase inhibitor to Bruton’s tyrosine kinase and mutant epidermal growth factor receptor, including any improvements thereto, and (iii) (a) any composition, product or component part thereof, and (b) any and all services offered in connection or associated therewith, in all fields of use, including the diagnosis, treatment and/or cure of any human disease or disorder worldwide, other than the People’s Republic of China.

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

License Agreement with Personalized Stem Cells, Inc.

In October 2020, the Company entered into a license agreement (the “PSC License Agreement”) with Personalized Stem Cells, Inc. (“PSC”). Pursuant to the PSC License Agreement, PSC granted the Company an exclusive license and right under certain patents, certain know-how and other intellectual property to fully utilize, exploit and commercialize certain products and services using allogeneic adipose-derived stem cells for or in respect of human health, including the diagnosis and treatment and/or cure of any human disease or disorder (excluding commercial sales for the diagnosis, treatment and/or cure of SARS-CoV-2 or other respiratory diseases in the People’s Republic of China) worldwide (excluding the People’s Republic of China for products directed at COVID-19 or other respiratory diseases). PSC also agreed to transfer certain cell lines composed of stromal vascular cells, master cell banks and finished final drug lots (the “Product Materials”) to the Company. The Company agreed to grant PSC rights to use data derived by the Company from a certain Phase I COVID-19 study for PSC’s own programs that are not competitive with the businesses or activities of the Company, and for PSC to sublicense such data to third parties for research, development and regulatory purposes.

As consideration for the license under the PSC License Agreement, the Company paid PSC an upfront license fee of $3.5 million in cash, which was expensed as acquired in-process research and development during the year ended December 31, 2020. The Company also agreed to pay PSC (i) a milestone payment upon the issuance of a regulatory approval, and (ii) certain milestone payments upon PSC’s manufacture and delivery of the Product Materials to the Company. The Company will also pay royalties in the low-single digit percentages of annual net sales of licensed products and services by the Company and a share of any sublicense revenue received by the Company from sublicensees.

License Agreement with NantCell

In April 2015, the Company and NantCell entered into a license agreement. Under the terms of the agreement, the Company granted an exclusive license to NantCell covering patent rights, know-how and materials related to certain antibodies, ADCs and two CAR-TNK products. NantCell agreed to pay a royalty not to exceed five percent (5%) to the Company on any net sales of products from the assets licensed by the Company to NantCell. In addition to the future royalties payable under this agreement, NantCell paid an upfront payment of $10.0 million to the Company and issued 10 million shares of NantCell common stock to the Company valued at $100.0 million based on an equity sale of NantCell common stock to a third party. The Company terminated the agreement, effective January 29, 2020. The termination and remedies related to such termination were litigated in an arbitration before the American Arbitration Association. The result of the arbitration held, among other things, that the Company has no further obligations under the license agreement with NantCell (see the information under the heading “Litigation” in Note 11 for additional information). The Company has no deferred revenue balance associated with this license agreement as of December 31, 2022. The upfront payment and the value of the equity interest received was recorded as deferred revenue at the time the agreement was entered into and continued to be recorded as deferred revenue as of December 31, 2021. On March 9, 2021, NantKwest, Inc. and ImmunityBio (formerly known as NantCell, Inc.) completed their previously announced 100% stock-for-stock merger (see Note 5).
8. Debt

Sorrento Therapeutics

2018 Purchase Agreements and Indenture for Scilex Pharma

On September 7, 2018, Scilex Pharmaceuticals, Inc. (“Scilex Pharma”) entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million (the “Scilex Notes Offering”). In connection with the Scilex Notes Offering, Scilex Pharma also entered into an Indenture (the “Indenture”) governing the Scilex Notes with U.S. Bank National Association, a national banking association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), and the Company. Pursuant to the Indenture, the Company agreed to irrevocably and unconditionally guarantee, on a senior unsecured basis, the punctual performance and payment when due of all obligations of Scilex Pharma under the Indenture.

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

Effective February 14, 2022, Scilex Pharma issued to the Company a draw notice under the irrevocable standby letter of credit issued by the Company to Scilex Pharma as required under the terms of the Indenture because actual cumulative net sales of ZTlido from the issue date of the Scilex Notes through December 31, 2021, were less than a specified sales threshold for such period. As a result of the draw notice being issued, the Company paid to Scilex Pharma $35.0 million in a single lump-sum amount as a subordinated loan. Per the terms of the Amendment, in February 2022, Scilex Pharma repurchased Scilex Notes from the holders thereof on a pro rata basis in an aggregate amount equal to $20.0 million at a purchase price in cash equal to 100% of the principal amount thereof.

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

In September 2022, Scilex Pharma exercised the Early Paydown Provision to fully extinguish the Scilex Notes. In August and September 2022, the Company made principal payments towards the outstanding Scilex Notes totaling $1.7 million and $39.7 million, respectively. Pursuant to the Indenture Amendment, $28.0 million of principal amount on the Scilex Notes was forgiven by the Scilex Note Purchasers and the Scilex Notes were fully extinguished in September 2022. The Company recorded a gain on debt extinguishment of $33.4 million during the three months ended September 30, 2022. There are no derivative liabilities associated with the Scilex Notes, as of December 31, 2022.

To estimate the fair value of the Scilex Notes, the Company used the discounted cash flow method under the income approach, which involved significant Level 3 inputs and assumptions, combined with a Monte Carlo simulation as appropriate. The value of the debt instrument was based on the present value of future principal payments and the discounted rate of return reflective of the Company’s credit risk.

Borrowings of the Scilex Notes consisted of the following (in thousands):

	December 31,
	2022	2021
Principal	$—	$133,998
Unamortized debt discount	—	(30,601)
Unamortized debt issuance costs	—	(2,235)
Carrying value	$—	$101,162
Estimated fair value	$—	$115,400

The Company made principal payments of $106.0 million, $45.9 million and $69.8 million during the fiscal years ended December 31, 2022, 2021 and 2020, respectively. Debt discount and debt issuance costs, which are presented as a direct reduction of the Scilex Notes in the consolidated balance sheets, were amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense for the fiscal years ended December 31, 2022, 2021 and 2020 was approximately $3.1 million, $7.9 million and $10.6 million, respectively. The Company recorded a gain on debt extinguishment of $28.6 million and a loss on debt extinguishment of $14.0 million in connection with its repayments of principal made during the years ended December 31, 2022 and 2021, respectively.

The Company identified a number of embedded derivatives that required bifurcation from the Scilex Notes and that were separately accounted for in the consolidated financial statements as derivative liabilities prior to the extinguishment. Certain of these embedded features included default interest provisions, contingent rate increases, contingent put options, optional and automatic acceleration provisions and tax indemnification obligations. The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method under the income approach combined with a Monte Carlo simulation model. This involved significant Level 3 inputs and assumptions, including a risk adjusted net sales forecast, an effective debt yield, estimated marketing approval probabilities for SP-103 and an estimated probability of an initial public offering by Scilex that satisfied certain valuation thresholds and timing considerations.

Bridge Loan Agreements

On September 30, 2022, the Company entered into a Bridge Loan Agreement (the “September Bridge Loan Agreement”) pursuant to which the Company borrowed $41.6 million in the form of a bridge loan (the “September Bridge Loan”), which bore interest at 6% per annum and matured on January 31, 2023. The Company received proceeds of $41.2 million net of transaction fees of $0.4 million and paid approximately $1.3 million in advisory fees, which were recorded as a debt discount. As of December 31, 2022, $0.1 million unamortized debt discount remained. The amount of debt discount and debt issuance costs included in interest expense for the year ended December 31, 2022 was $0.9 million. The Company repaid $36.0 million of the September Bridge Loan during the fourth quarter of 2022 and repaid the remaining principal in January 2023. The Company recorded a loss on debt extinguishment of $0.7 million in connection with its repayments of principal made on the September Bridge Loan during the year ended December 31, 2022.

On February 16, 2022, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $45.0 million in the form of a bridge loan (the “February Bridge Loan”), which bore no interest and matured on June 16, 2022. The amount of debt discount and debt issuance costs included in interest expense for the year ended December 31, 2022 was $0.9 million. The Company fully repaid the February Bridge Loan in June 2022. The Company recorded a loss on debt extinguishment of $0.9 million in connection with its repayments of principal made on the February Bridge Loan during the year ended December 31, 2022.

ACEA Significant Debt Arrangements

At the closing of the transactions contemplated by the ACEA Merger Agreement and as a result thereof, on June 1, 2021, the Company, as the indirect parent to Hangzhou ACEA Pharmaceutical Research Co., Ltd. (“ACEA Hangzhou”) and Zhejiang ACEA Pharmaceutical Co., Ltd. (“ACEA Zhejiang”), each of which are indirect subsidiaries of ACEA, succeeded to the financial obligations of ACEA Hangzhou and ACEA Zhejiang, each of whom are parties to agreements with ACEA Bio (Hangzhou) Co., Ltd. (“ACEA Bio”) (an entity unrelated to ACEA, ACEA Hangzhou and ACEA Zhejiang), as set forth below.

Pursuant to that certain contract, dated as of August 15, 2018, between ACEA Hangzhou and ACEA Bio, ACEA Hangzhou borrowed an aggregate of approximately $29.1 million (184,600,000 RMB) from ACEA Bio in a series of loans thereunder (the “Contract”). Each loan under the Contract is for a period of 10 years and the maturity dates thereof range from December 31, 2024 to December 31, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum. As part of the final purchase price allocation, the Company estimated the fair value of the Contract to be approximately $17.1 million.

Borrowings under significant debt arrangements assumed in connection with the Company’s acquisition of ACEA consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal	$26,718	$29,048
Unamortized debt discount	(7,878)	(10,642)
Carrying value	$18,840	$18,406
Estimated fair value	$15,000	$17,100

The following table provides a schedule of future repayments under the Contract (in thousands):

2023	$—
2024	984
2025	3,257
2026	5,630
2027	10,566
2028	6,281
Total	$26,718

2018 Oaktree Term Loan Agreement

In November 2018, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with certain funds and accounts managed by Oaktree Capital Management, L.P. (collectively, the “Lenders”) and Oaktree Fund Administration, LLC, as administrative and collateral agent, for an initial term loan of $100.0 million (the “Initial Loan”). In May 2019, the Company entered into an amendment to the Loan Agreement, under which terms the Lenders agreed to make available to the Company $20.0 million (the “Early Conditional Loan”, and collectively, with the Initial Loan, the “Term Loans”). In connection with the Loan Agreement, in November 2018, the Company issued to the Lenders warrants to purchase 6,288,985 shares of the Company’s common stock (the “Initial Warrants”). The Initial Warrants have an exercise price per share of $3.28 and are exercisable through May 7, 2029.

During the year ended December 31, 2020, the Company repaid $120.0 million of outstanding principal under the Term Loans plus approximately $9.4 million of related prepayment premium, exit fees and accrued interest thereon. In connection with the repayment of outstanding principal, the Company recorded a loss on debt settlement of $51.9 million.

Interest expense recognized for stated interest on the Term Loans totaled $3.0 million for the year ended December 31, 2020. Debt discount and debt issuance costs were amortized as interest expense using the effective interest method. The amount of debt discount and debt issuance costs included in interest expense on the Term Loans for the year ended December 31, 2020 was approximately $2.2 million.

2020 Revolving Credit Facility

On December 14, 2020, Scilex Pharma entered into the Credit and Security Agreement (the “Credit Agreement”) with CNH Finance Fund I, L.P. (“CNH”) which provided Scilex Pharma with the ability to incur indebtedness under an accounts receivable revolving loan facility in an aggregate amount of up to $10.0 million and the incurrence of liens and the pledge of collateral to CNH in connection with the revolving loan facility. As of December 31, 2021, the outstanding balance was $8.8 million. On February 16, 2022, the Company notified CNH that it was terminating the Credit Agreement, effective March 18, 2022. The balance of the indebtedness, including principal, interest, fees and charges, was settled by the Company on the termination date.

9. Stockholders’ Equity

Sorrento Therapeutics

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

On December 3, 2021, the Company amended and restated the Original Amended Sales Agreement to include Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC as additional sales agents for the Company’s “at the market offering” program (the “Amended and Restated Sales Agreement”).

On December 23, 2021, the Company entered into Amendment No. 1 (the “December 2021 Amendment”) to the Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and H.C. Wainwright & Co., LLC (the “Sales Agents”). The December 2021 Amendment amended the Amended and Restated Sales Agreement to provide that the Company may offer and sell, from time to time, through or to the Sales Agents, as sales agents and/or principals, up to an additional $5,000,000,000 in shares of the Company’s common stock (the “Additional Shares”), such that the Company may offer and sell up to an aggregate of $5,442,943,290 in shares of its common stock (the “Offering”) pursuant to the Amended and Restated Sales Agreement, as amended by the December 2021 Amendment (the “Amended Sales Agreement”), but not above 3.0% inclusive of $442,943,290 in shares sold pursuant to the Original Amended Sales Agreement and the Amended and Restated Sales Agreement through December 22, 2021.

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

Under the terms of the Amended Sales Agreement, the Sales Agents will be entitled to a commission at an initial fixed rate of 3.0% of the gross proceeds from each sale of shares of the Company’s common stock under the Amended Sales Agreement, which percentage may be adjusted (but not above 3.0%) based on the aggregate amount of securities sold by the Sales Agents pursuant to the Amended Sales Agreement. As discussed in Note 16, on February 13, 2023, the Debtors commenced voluntary proceedings under Chapter 11. Sales of shares of the Company’s common stock under the Amended Sales Agreement are subject to the pre-approval by the Bankruptcy Court during the pendency of the Chapter 11 Cases.

During the years ended December 31, 2022, 2021 and 2020, the Company sold an aggregate of 205,374,865, 21,085,014 and 30,991,918 shares of its common stock, respectively, pursuant to the Original Amended Sales Agreement and the Amended and Restated Sales Agreement for aggregate net proceeds to the Company of approximately $402.3 million, $175.6 million and $227.7 million, respectively.

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

Scilex Holding Company

Dividend

On December 30, 2022, the Company’s Board of Directors (the “Board”) declared a stock dividend (the “Dividend”) consisting of an aggregate of 76,000,000 shares (the “Dividend Stock”) of common stock, par value $0.0001 per share, of Scilex (“Scilex Common Stock”) held by the Company to record holders of (i) the Company’s common stock (such stock, the “Company Common Stock” and such record holders, the “Record Common Holders”) as of the close of business on January 9, 2023 (the “Record Date”) and (ii) certain warrants to purchase Company Common Stock that, among other things, had not been exercised prior to the ex-dividend date under the rules of The Nasdaq Stock Market LLC (and which had or may have the right to participate in the Dividend pursuant to the terms of their respective warrants).

On January 5, 2023, the Board fixed the date on which the Dividend would be paid to be January 19, 2023 (the “Payment Date”), such Payment Date being within 60 days following the Record Date.

On January 19, 2023, the Dividend was paid. No fractional shares were issued in connection with the Dividend and the equityholders of the Company who otherwise were entitled to receive fractional shares of the Dividend Stock received cash (without interest or deduction) in lieu of such fractional shares in an amount equal to the product obtained by multiplying (a) $5.87, the closing price of the Scilex Common Stock on the Nasdaq Capital Market on the Record Date, by (b) the fraction of one share of Scilex Common Stock that such equityholder would have otherwise been entitled to receive as a Dividend in respect of shares of Company Common Stock held by such equityholder (after aggregating all such fractional shares otherwise issuable to such equityholder in connection with the Dividend). The Dividend Stock is subject to certain transfer restrictions through May 11, 2023. Following the payment of the Dividend, as of March 6, 2023 the Company's ownership interest in Scilex is 42.5%.

Yorkville Standby Equity Purchase Agreement

On November 17, 2022, Scilex entered into a Standby Equity Purchase Agreement (the "Yorkville Purchase Agreement") with YA II PN, Ltd. (“Yorkville”), whereby Scilex has the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of its common stock from time to time at Scilex’s sole and absolute discretion any time during the 36 months following the execution of the Yorkville Purchase Agreement, subject to certain conditions. As consideration for Yorkville's commitment to purchase shares of Common Stock at Scilex’s direction upon the terms and subject to the conditions set forth in the Yorkville Purchase Agreement, upon execution of the Yorkville Purchase Agreement, Scilex issued 250,000 shares of its common stock to Yorkville and paid a $10,000 structuring fee. On February 8, 2023, Scilex entered into an Amended and Restated Standby Equity Purchase Agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Yorkville Purchase Agreement dated November 17, 2022. Pursuant to the A&R Yorkville Purchase Agreement, the shares of common stock, if any, that Scilex elects to sell to Yorkville pursuant to a Yorkville Advance will be purchased at a price equal to 98% of the lowest daily volume weighted average price of the Scilex common stock for any trading day on the date of delivery of a written purchase notice to Yorkville.

B. Riley Standby Equity Purchase Agreement

On January 8, 2023, Scilex entered into a Standby Equity Purchase Agreement (the "B. Riley Purchase Agreement") with B. Riley Principal Capital II, LLC (“B. Riley”), whereby Scilex shall have the right, but not the obligation, to sell to B. Riley up to $500.0 million of its shares of Scilex’s common stock from time to time at Scilex’s sole and absolute discretion any time during the 36 months following the execution of the B. Riley Purchase Agreement, subject to certain conditions.

As consideration for B. Riley’s commitment to purchase shares of common stock at Scilex’s direction upon the terms and subject to the conditions set forth in the B. Riley Purchase Agreement, upon execution of the B. Riley Purchase Agreement, Scilex issued 250,000 shares of its common stock to B. Riley and paid a $10,000 structuring fee.

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

The following table summarizes stock option activity as of December 31, 2022 under the 2019 Plan and the 2009 Plan, and the changes for the period then ended (dollar values in thousands, other than weighted-average exercise price):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2021	22,515,513	$6.19	—
Options Granted	550,000	1.61
Options Canceled	(2,179,421)	6.41
Options Exercised	(24,332)	2.32
Outstanding at December 31, 2022	20,861,760	$6.05	$—
Vested and Expected to Vest at December 31, 2022	20,861,760	$6.05	$—

The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.0 million, $5.2 million and $4.1 million, respectively. The fair value of employee stock options was estimated at the grant date using the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Weighted-average grant date fair value	$1.33	$7.49	$4.54
Dividend yield	—	—	—
Volatility	110%	110%	105%
Risk-free interest rate	2.90%	0.96%	0.46%
Expected life of options (years)	5.7	5.7	5.7

The assumed dividend yield was based on the Company’s expectation of not paying dividends on its common stock in the foreseeable future. The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury yield curve over the expected term of the option. The weighted average expected life of options was estimated using the average of the contractual term and the weighted average vesting term of the options.

Under the 2019 Plan and the Company’s prior equity award and option plans, total stock-based compensation recorded as operating expense was $27.9 million, $29.7 million and $15.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants and restricted stock units (“RSUs”) as of December 31, 2022 was $61.0 million and the weighted average period over which these grants are expected to vest is 2.1 years.

The following table summarizes RSU activity as of December 31, 2022 under the 2019 Plan and the changes for the period then ended:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	3,433,896	$9.50
RSUs Granted	6,355,500	1.79
RSUs Released	(768,531)	9.53
RSUs Cancelled	(736,367)	7.82
Outstanding at December 31, 2022	8,284,498	$3.73

Scilex Plan

The Board of Directors of Scilex adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Scilex Plan”) on October 17, 2022. The Scilex Plan was approved by Scilex’s stockholders and became effective on November 9, 2022. Upon the consummation of the Business Combination, the Scilex Holding Company 2019 Stock Option Plan (the “Prior Plan”) was terminated and no further awards were granted under the Prior Plan thereafter. However, the Prior Plan will continue to govern outstanding awards granted under the terms of the Scilex Plan.

For Scilex, total stock-based compensation recorded as operating expenses was $5.3 million, $5.8 million and $5.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of December 31, 2022, was $2.7 million and the weighted average period over which these grants are expected to vest is 1.4 years.

As of December 31, 2022, options to purchase 25,151,428 shares of the common stock of Scilex were outstanding and 16,939,436 shares were reserved for awards available for future issuance under the Scilex Plan.

Employee Stock Purchase Plan

On October 16, 2020 at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Under the terms of the ESPP, the Company’s employees can elect to have up to 15% of their annual compensation, up to a maximum of $25,000 per year, withheld to purchase shares of the Company’s common stock for a purchase price equal to 85% of the lesser of the fair market value per share (at closing) of the Company’s common stock on (i) the commencement date of the six-month offering period, or (ii) the respective purchase date. The initial offering period commenced on November 6, 2020 and ended on May 5, 2021, with subsequent offering periods commencing on May 6th of each year and ending on November 5th of the following year. Total stock-based compensation recorded as operating expense for the ESPP was $0.2 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

CEO Performance Award

On August 7, 2020, the Compensation Committee of the Company`s Board of Directors (the “Compensation Committee”) approved a grant to Henry Ji, Ph.D., the Company’s Chairman of the Board, Chief Executive Officer and President, of a 10-year CEO performance award tied solely to achieving market capitalization milestones (the “CEO Performance Award”), subject to the approval of the Company’s stockholders at the Annual Meeting. The CEO Performance Award consists of a 10-year option to purchase an aggregate of 24,935,882 shares of the Company’s common stock, which was equal to 10% of the Company’s outstanding shares of common stock on the day prior to the date of grant, and vests in ten tranches. Each of the ten tranches vests only if a market capitalization milestone is achieved, which requires two market capitalization prongs to be met to achieve each milestone: (1) a six calendar month trailing average (based on trading days); and (2) a 30 calendar day trailing average (based on trading days). To meet the first market capitalization milestone, the Company’s current market capitalization must increase to $5.0 billion. For the next two milestones, the Company’s market capitalization must continue to increase in additional $2.0 billion increments. For the three milestones thereafter, the Company’s market capitalization must increase in additional $3.0 billion increments. For the next three milestones thereafter, the Company’s market capitalization must increase in additional $4.0 billion increments. For the final milestone, the Company’s market capitalization must increase by an additional $5.0 billion. Thus, for Dr. Ji to fully vest in the award, the Company’s market capitalization must increase to $35.0 billion. The exercise price per share subject to the CEO Performance Award is $17.30, which is a 20% premium to the closing sales price of the Company’s common stock on August 7, 2020, the date the CEO Performance Award was approved by the Compensation Committee. The CEO Performance Award was approved by the Company`s stockholders at the Annual Meeting held on October 16, 2020, which represents the date of grant for accounting purposes.

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

Total stock-based compensation recorded as operating expense for the CEO Performance Award was $41.6 million and $51.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had approximately $46.1 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award if all market capitalization milestones are achieved. The assumptions used in determining this valuation included an expected volatility of 91.0%, a dividend yield of zero, a risk-free interest rate of 0.75%, and an expected remaining term of 9.8 years. As of December 31, 2022, the expected remaining term is 7.8 years.

Common Stock Reserved for Future Issuance

As of December 31, 2022, approximately 74.8 million shares of common stock were reserved for future issuance, comprised of 16.0 million shares for common stock warrants, 24.9 million for the CEO Performance Award, 6.4 million reserved for future issuance under the ESPP plan and approximately 8.3 million shares under stock incentive plans. As of December 31, 2022, approximately 39.2 million shares of common stock remained available for grant under the 2019 Plan.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $2.2 million, $1.7 million and $1.4 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California, against NantPharma, LLC (“NantPharma”), and Chief Executive Officer Patrick Soon-Shiong, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and Immunotherapy NANTibody LLC (“NANTibody”) General Counsel Charles Kim filed a motion in the Los Angeles Superior Court (the “Court”) to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Court denied the motion to stay or dismiss the arbitration demand, and the arbitration continued against NantPharma (the “NantPharma Arbitration”). On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company dismissed Dr. Soon-Shiong from the NantPharma Arbitration; and
•
An action in the Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc., Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and alleged tortious interference with contract. On May 24, 2019, NANTibody and NantPharma filed a new complaint in the action against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and alleged tortious interference with contract. On July 8, 2019, the Company and Dr. Henry Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma have re-filed their claims in arbitration with the American Arbitration Association (the “NantCell/NANTibody Arbitration”). On May 4, 2020, the Company filed counterclaims against NANTibody and NantCell related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. The claims against Dr. Soon-Shiong have been stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the parties are currently engaged in discovery in the suit.

On December 20, 2022, the arbitrator in the NantPharma Arbitration issued an award (the “Cynviloq Award”) granting contractual damages of $125.0 million to the Company, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers. The Company will pursue confirmation and enforcement of this award in the Court. The Company filed a petition to confirm the award with the Los Angeles Superior Court on February 2, 2023. NantPharma filed an opposition motion to vacate the award on February 13, 2023. The Court will hold a hearing on the petition to confirm and opposition to vacate on March 16, 2023. These contractual damages represent a gain contingency as of December 31, 2022, and, therefore, were not recorded by the Company in the consolidated statement of operations for the year ended December 31, 2022.

On December 2, 2022, the arbitrator in the NantCell/NANTibody Arbitration issued an award (the “Antibody Award”) granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum. The award also held that Sorrento has no further obligations under the Exclusive License Agreement with NANTibody. The Exclusive License Agreement with NantCell remains in effect only with respect to one anti-PD-L1 antibody that previously was delivered by Sorrento to NantCell. Sorrento has no further obligation to contribute any materials or know-how to NantCell with respect to that antibody but will receive potential future royalties on future net sales. The Company continues to hold 40% of the outstanding equity of NANTibody. The award does not resolve the additional, legal proceedings brought by Sorrento against Patrick Soon-Shiong and entities controlled by him, which remain pending. On December 21, 2022, NantCell and NANTibody filed in the Los Angeles Superior Court a petition to confirm the NantCell/NANTibody Arbitration award. On January 16, 2023, the Company filed in the Court a petition to vacate the award. On February 7, 2023, the Court granted the Nant Entities’ petition, entered judgement upon the Antibody Award and ordered the Company to pay to the Nant entities the previously disclosed amounts awarded in the Antibody Award.

On February 6, 2023, the Company applied ex parte to the Court for a stay of enforcement of the judgment entered upon the Antibody Award until the Company is procedurally able to seek an offset of the judgment entered upon the Antibody Award by the amount of the Cynviloq Award that the Company has petitioned the Court to confirm and enter judgment upon. The Nant Entities opposed the Company’s ex parte application.

On February 7, 2023, the Court granted the Company’s ex parte application in part. The Court stayed enforcement of the Antibody Award judgment for seventy days only to the extent the Antibody Award judgment exceeds the approximately $50.0 million offset that the Company intends to seek based on the difference of the amounts of the Antibody Award and the Cynviloq Award. Until April 18, 2023, the Nant Entities are therefore empowered to enforce the judgment entered on the Antibody Award only up to the amount of $50.0 million.

The Company has recorded an accrued legal settlement in the consolidated balance sheet of $174.8 million, including post-award interest, as of December 31, 2022, related to the NantCell/NANTibody Arbitration award. As the award held that Sorrento has no further obligations under the Exclusive License Agreement, the deferred revenue balance of $110.0 million was extinguished as of December 31, 2022. This resulted in a net loss of $64.8 million during the year ended December 31, 2022, and is recorded in legal settlements expense in the consolidated statement of operations.

For a discussion of the Company’s ongoing bankruptcy proceedings, see Note 16.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, its President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed a motion to dismiss on May 20, 2021 and Plaintiff filed his opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. On or about November 18, 2021, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to amend. On November 30, 2021, Plaintiff filed a first amended consolidated complaint. On December 30, 2021, the defendants filed a motion to dismiss the first amended consolidated complaint. Pursuant to a stipulated scheduling order, the Plaintiff filed his opposition to the motion on February 7, 2022, and the defendants filed their reply on February 28, 2022. On April 11, 2022, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to file an amended complaint by April 22, 2022. Plaintiff did not file an amended complaint by April 22, 2022. On June 2, 2022, the U.S. District Court for the Southern District of California directed the clerk of the court to enter judgment in favor of defendants and close the case. On June 3, 2022, judgment was entered in favor of defendants, and the case was closed. On June 30, 2022, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (Case No. 22-55641). On October 3, 2022, Plaintiff/Appellant filed an opening brief. On December 2, 2022, the defendants/appellees’ filed their answering brief. On January 23, 2023, Plaintiff/Appellant filed his reply brief. The Company is defending these matters vigorously.

On July 26, 2021, Sachin Chaudhari filed a verified stockholder derivative complaint in the U.S. District Court for the Southern District of California, Case No. 0723211, against Dr. Ji, Dr. Brunswick and the Company’s Board of Directors as defendants and against the Company, as a nominal defendant. The action alleges, among other things, that defendants breached their fiduciary duties, violated Section 20(a) of the Securities Exchange Act of 1934, as amended, engaged in waste and were unjustly enriched in connection with the alleged false and misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection. The suit seeks to recover on behalf of the Company those damages caused by the alleged breaches of duty and related claims, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On July 27, 2021, Michael Sabatina filed a verified stockholder derivative complaint in the Delaware Chancery Court, Case No. 2021-0654 against Dr. Ji and Dr. Brunswick, as defendants, and against the Company as a nominal defendant, alleging the same general claims and seeking the same general relief. Both of these derivative cases have been stayed by their respective courts pending resolution of the motion to dismiss the federal securities class action described above. The Company is defending these matters vigorously.

Operating Leases

The Company leases administrative, research and development, sales and marketing and manufacturing facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases, and many contain escalation clauses and renewal options. As of December 31, 2022, the Company’s leases have remaining lease terms of approximately 0.6 to 15.8 years, some of which include options to extend the lease terms for up to five years, and some of which allow for early termination. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligation for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities and are immaterial. As of December 31, 2022, the Company has no finance leases.

Operating lease costs were approximately $16.6 million, $12.5 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were primarily comprised of long-term operating lease costs. Short-term operating lease costs were immaterial. Supplemental quantitative information related to leases includes the following (in thousands):

	Year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13,638	$11,225
ROU assets obtained in exchange for new and amended operating lease liabilities	$5,592	$49,459
Weighted average remaining lease term in years	13.9	15.1
Weighted average discount rate	12.8%	12.4%

Maturities of lease liabilities are as follows (in thousands):

Years ending December 31,	Operating leases
2023	$15,484
2024	15,397
2025	14,373
2026	14,064
2027	14,285
Thereafter	155,323
Total lease payments	228,926
Less imputed interest	(129,838)
Total lease liabilities as of December 31, 2022	$99,088

12. Income Taxes

Total loss before income taxes summarized by region for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
United States	$(570,609)	$(466,562)	$(315,516)
Foreign	(9,564)	3,908	(908)
Total	$(580,173)	$(462,654)	$(316,424)

The components of the provision expense (benefit) were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Current income tax expense (benefit):
Federal	$—	$—	$(19)
State	40	38	72
Foreign	(620)	2,375	58
Total current	(580)	2,413	111
Deferred income tax expense (benefit):
Federal	(127,565)	(80,858)	(55,321)
State	(28,570)	(11,999)	(2,730)
Foreign	(69)	178	(288)
Total deferred	(156,204)	(92,679)	(58,339)
Changes in tax rate	(910)	(223)	507
Changes in valuation allowance	155,278	56,973	55,707
Total income tax benefit from continuing operations	$(2,416)	$(33,516)	$(2,014)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$201,349	$181,428
Deferred revenue	1,685	25,626
Tax credit carryforwards	52,851	33,126
Intangible assets	47,115	37,627
Capitalized research and development	50,118	—
Accrued expense and reserves	42,190	4,582
Operating lease liabilities	23,295	19,734
Debt related interest	29,292	26,002
Stock based compensation	9,957	10,516
Other	441	677
Total deferred tax assets	458,293	339,318
Less valuation allowance	(416,642)	(261,238)
Total deferred tax assets	41,651	78,080
Deferred tax liabilities:
Investment in common stock	(2,646)	(16,372)
Operating lease right-of-use assets	(20,328)	(17,592)
Intangible assets	(18,989)	(44,640)
Other	(279)	(1,902)
Total deferred tax liabilities	(42,242)	(80,506)
Net deferred tax liabilities	$(591)	$(2,426)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Income tax benefit at federal statutory rate	$(121,836)	$(97,157)	$(66,449)
Valuation allowance	155,278	56,973	55,707
State, net of federal tax benefit	(14,371)	(5,826)	(3,339)
Debt discount and interest limitation	(9,293)	8,954	896
Income tax credits and incentives	(14,684)	(9,549)	(3,685)
Compensation expense	18,022	14,472	4,446
Acquisition related charges	(13,314)	2,711	583
Prior year true-up and carryback	(6,269)	(3,209)	7,790
Other	4,051	(885)	2,037
Income tax benefit	$(2,416)	$(33,516)	$(2,014)

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the domestic deferred tax assets, the Company maintains a valuation allowance of $416.6 million against its deferred tax assets as of December 31, 2022. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income prior to the expiration of its net operating losses. The change in valuation allowance also included approximately $0.1 million in 2022 and $41.6 million in 2021 attributable to the Virex and ACEA acquisitions, respectively.

As of December 31, 2022, the Company had $875.5 million, $304.3 million and $4.0 million of federal, state and foreign net operating loss carryforwards, respectively. $3.3 million, $0.1 million and $0.1 million of the net operating loss carryforwards begin to expire in 2035, 2029 and 2024 for federal, state and foreign, respectively.

The Company also had research and development and orphan drug income tax credits of $43.6 million and $28.5 million for federal and state, respectively. $0.1 million of the federal income tax credits begin to expire in 2034, while the state income tax credits carryforward indefinitely.

Internal Revenue Code Section 382 rules apply to limit a corporation's ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. The Company has undergone ownership changes for purposes of Section 382 in the current and prior years. For the year ended December 31, 2022, the ownership change may result in limitations on the utilization of certain deferred tax assets in future periods of which the Company is carrying a full valuation allowance against. If any deferred tax assets were to expire unused because of Section 382 limitations, there would be a corresponding adjustment to the related valuation allowance.

The Company is subject to taxation in the U.S., various state tax jurisdictions and various foreign tax jurisdictions. The Company's tax years starting on January 1, 2007 through December 31, 2022 are open and subject to examination by the U.S. and state taxing authorities due to the carryforward of net operating losses and research and development credits. There are no active audits as of December 31, 2022.

The Company made the accounting policy election to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current period expense when incurred (the “period cost method”).

As of December 31, 2022, the Company has accumulated undistributed earnings generated by foreign subsidiaries previously subject to U.S. taxation on foreign earnings as required by the Tax Cuts and Jobs Act of 2017. Any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of its foreign investments would generally be limited to foreign and state taxes. The Company intends, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Beginning balance	$9,133	$6,397	$5,336
Increase related to prior year tax positions	1,323	258	133
Increase related to current year tax positions	5,722	2,442	928
Increase related to acquisitions	3	36	—
Ending balance	$16,181	$9,133	$6,397

At December 31, 2022, 2021 and 2020, $13.2 million, $8.3 million and $5.6 million, respectively, of the Company’s total unrecognized tax benefits, if recognized, would impact the effective tax rate. However, given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the periods ended December 31, 2022, 2021 or 2020.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2022.

13. Related Party Agreements and Other

During the year ended December 31, 2022, the Company completed an acquisition of 49% of the equity interests of Zhengzhou Fortune Bioscience Co., Ltd (“ZFB”) for $4.8 million in cash under a joint venture agreement and equity subscription agreement, as amended (collectively, the “ZFB Agreements”). ZFB is a manufacturer in China of lateral flow diagnostic tests, including COVISTIX, the Company’s COVID-19 virus rapid antigen detection test kit currently being sold in Mexico. Under the ZFB Agreements, the Company has the option to acquire from the minority equity holder the remaining 51% of the aggregate equity interests of ZFB for $50.0 million before June 30, 2023 (the “Subsequent Transaction”). If the Subsequent Transaction does not occur, the Company or

ZFB may terminate the ZFB Agreements, and the Company’s 49% of equity interest in ZFB will be redeemed by ZFB for $4.8 million. The Company has the right to appoint two out of five total directors of ZFB.

Jaisim Shah, a member of the Company’s Board of Directors, was Semnur’s Chief Executive Officer, a member of its Board of Directors and a stockholder of Semnur prior to the acquisition transaction.

Semnur is party to an Assignment Agreement with Shah Investor LP, pursuant to which Shah Investor LP assigned certain intellectual property to Semnur and Semnur agreed to pay Shah Investor LP a contingent quarterly royalty in the low-single digits based on quarterly net sales of any pharmaceutical formulations for local delivery of steroids by injection developed using such intellectual property, which would include SEMDEXA. Mahendra Shah, Ph.D., who served on the board of directors of Scilex from March 2019 to October 2020, is the managing partner of Shah Investor LP.

As of December 31, 2020, approximately 14.7% of the outstanding capital stock of Scilex represented a noncontrolling interest and was held by ITOCHU CHEMICAL FRONTIER Corporation. Scilex Pharma has entered into a product development agreement (the “Product Development Agreement”) with ITOCHU CHEMICAL FRONTIER Corporation and another party (together, the “Developers”), which together serve as the sole manufacturer and supplier to Scilex Pharma for lidocaine tape products, including ZTlido and SP-103 (each, a “Product”). Effective January 19, 2021, ITOCHU CHEMICAL FRONTIER Corporation no longer held any shares of outstanding capital stock of Scilex. During the years ended December 31, 2022, 2021 and 2020, Scilex Pharma purchased approximately $6.7 million, $5.7 million and $1.0 million of inventory from the Developers pursuant to the Product Development Agreement, respectively. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with U.S. GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sub-licensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

On July 15, 2020, the Company entered into a consulting agreement with Kim Janda, Ph.D., a member of the Company’s Board of Directors, pursuant to which Dr. Janda will provide consulting and advisory services in exchange for (i) a one-time fee of $250,000, which is payable at a rate of 1/12th per month over twelve months, and (ii) an option to purchase up to 150,000 shares of the Company’s common stock, which was granted on August 7, 2020 and vests at a rate of 1/48th per month commencing on July 15, 2020. On October 8, 2021, the Company entered into an amendment to the consulting agreement with Dr. Janda whereby the one-time fee was increased to $301,091, payable through September 30, 2022.

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

In April 2021, the Company entered into the Aardvark Asset Purchase Agreement with Aardvark, as further described in Note 7. As discussed in Note 5, the Company holds an investment interest in Aardvark. In May 2021, the Company paid $5.0 million in cash for 3,888,932 shares of Series B Preferred Stock of Aardvark. In July 2021, the Company paid consideration of $5.0 million in cash for an additional 3,888,932 shares of Series B Preferred Stock of Aardvark, resulting in an increase in the Company’s ownership interest in Aardvark to approximately 8%. Tien Lee, MD, a member of the board of directors of Scilex, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the board of directors of the Company, is a member of the advisory board of Aardvark.

During the year December 31, 2021, the Company paid approximately $10.2 million in consideration for 5,622,703 shares of common stock of Deverra, as further described in Note 5. In connection with the Company’s purchase of Deverra common stock, Dr.

Henry Ji, Ph.D., a member of the Company’s Board of Directors and the Company’s Chief Executive Officer and Chairperson, and Jaisim Shah, a member of the Company’s Board of Directors, were appointed to the board of directors of Deverra. In addition, on December 7, 2021, the Company loaned Deverra an aggregate of $1.0 million in consideration of a promissory note, which the Company wrote off during the year ended December 21, 2022 as such amount was deemed uncollectible.

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

During the year ended December 31, 2022, the Company purchased 1.4 million Scilex warrants for a total of $0.4 million, all of which were outstanding at December 31, 2022.

14. Segment Information

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

Sorrento Therapeutics. The Sorrento Therapeutics segment is developing a portfolio of next generation treatments for three major therapeutic areas: cancer, infectious disease and pain.

Scilex. The Scilex segment is largely organized around the Company’s non-opioid pain management operations. Revenues from the Scilex segment are exclusively derived from the sale of ZTlido.

On November 10, 2022, Scilex consummated the previously-announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated as of March 17, 2022 (as amended, restated or supplemented from time to time, including by Amendment No. 1 to Agreement and Plan of Merger, dated as of September 12, 2022) (the “Merger Agreement”), by and among Scilex, Vantage Merger Sub Inc., Scilex’s then-wholly owned subsidiary (the “Merger Sub”), and the pre-Business Combination Scilex Holding Company (“Legacy Scilex”). Pursuant to the terms of the Merger Agreement, Scilex effected a deregistration under the Cayman Islands Companies Act (as revised) and a domestication under Section 388 of the Delaware General Corporation Law, as amended (the “DGCL”), pursuant to which Scilex’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware, and, on the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the DGCL, Merger Sub merged with and into Legacy Scilex (the “Merger” or the “Business Combination”), with Legacy Scilex surviving as Scilex’s wholly owned subsidiary. In connection with the Business Combination, Scilex changed its name from Vickers Vantage Corp. I to Scilex Holding Company. On November 11, 2022, shares of Scilex Holding Company began trading on the Nasdaq Capital Market under the ticker symbol “SCLX”, after the completion of its business combination with Vickers Vantage Corp. I, a special purpose acquisition company. As a result of the Business Combination, Scilex received net proceeds of approximately $3.4 million. The associated transaction cost of $9.1 million was offset against equity proceeds of $0.4 million from the Business Combination. Additionally, the Company's ownership interest in Scilex decreased to 96.0% while maintaining its controlling financial interest, therefore the Company recorded a $2.0 million increase in noncontrolling interest as of December 31, 2022.

With the exception of unrestricted cash balances, the Company’s CODM does not regularly review asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

The following table presents information about the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022			2021			2020
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$24,805	$38,034	$62,839	$24,358	$28,546	$52,904	$13,655	$26,331	$39,986
Operating expenses	479,571	87,583	567,154	387,200	67,155	454,355	225,687	58,817	284,504
Operating (loss) income	(454,766)	(49,549)	(504,315)	(362,842)	(38,609)	(401,451)	(212,032)	(32,486)	(244,518)
Unrestricted cash	21,400	2,234	23,634	32,178	4,487	36,665	51,475	4,989	56,464

15. Loss Per Share

For the years ended December 31, 2022, 2021 and 2020, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is calculated to give effect to all dilutive securities, using the treasury stock method and the if-converted method for potentially dilutive shares of common stock issuable upon the Semnur Share Exchange, which is described in Note 7.

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator
Net loss attributable to Sorrento	$(572,843)	$(428,325)	$(298,461)
Net loss attributable to Semnur holders of Scilex	—	—	—
Net loss used for basic and diluted earnings per share	(572,843)	(428,325)	(298,461)
Denominator for basic loss per share	419,315	294,774	229,823
Potentially dilutive shares of Sorrento common stock issuable upon Semnur Share Exchange	—	—	—
Denominator for loss earnings per share	419,315	294,774	229,823
Basic loss per share	$(1.37)	$(1.45)	$(1.30)
Diluted loss per share	$(1.37)	$(1.45)	$(1.30)

The potentially dilutive stock options and warrants that have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Outstanding options	20,862	22,516	18,763
Outstanding RSUs	8,284	3,434	—
Outstanding warrants	16,020	16,020	18,605

16. Subsequent Events

Voluntary Filing Under Chapter 11

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023, the Company and its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. At hearings before the Bankruptcy Court on February 16, 2023 and February 21, 2023, the Debtors obtained approval from the Bankruptcy Court of certain “first day” motions containing customary relief intended to assure the Debtors’ ability to continue their ordinary course operations during the Chapter 11 Cases.

DIP Term Sheet

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) are providing the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet. On February 20, 2023, the Debtors filed the Debtors’ Emergency Motion For Entry of Interim and Final Orders (I) Authorizing The Debtors to (A) Obtain Senior Secured Superpriority Postpetition Financing and (B) Use Cash Collateral, (II) Granting Liens and Providing Claims With Superpriority Administrative Expense Status, (III) Modifying The Automatic Stay, (IV) Scheduling A Final Hearing, and (V) Granting Related Relief (the “DIP Motion”) seeking the Bankruptcy Court’s approval of the DIP Facility and certain related relief. A copy of the DIP Term Sheet was attached to the Motion.

At a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, the Debtors were authorized to make a single, initial draw of $30,000,000 on the DIP Facility (the “Initial Draw”). Definitive financing documentation, including a credit agreement and other documents evidencing the DIP Facility (collectively, the “DIP Documents”), will be negotiated and executed as soon as possible following the Initial Draw on the DIP Facility. The remaining amount of the DIP Facility will be available to the Debtors, subject to entry of an order granting the DIP Motion on a final basis (the “Final Order”) and compliance with the terms, conditions, and covenants to be set forth in the definitive DIP Documents, through additional draws of no less than $5,000,000 each upon five business days’ written notice to the DIP Lender. The DIP Facility contains economic and other terms that are the most favorable to the Debtors compared to the other proposals received by the Debtors, including, among others: (i) immediate access to interim financing of up to $30,000,000 (with up to $75,000,000 to be available in the aggregate), (ii) minimum draws of $5,000,000, (iii) interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month), and (iv) other fees and charges as described in the DIP Term Sheet. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Interim DIP Order).

The DIP Facility matures on the earliest of: (i) July 31, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the DIP Term Sheet); (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; and (vi) forty-five (45) days after the filing of the DIP Motion (or such later date as agreed to by the DIP Lender), unless the Final Order has been entered by the Bankruptcy Court on or prior to such date. The DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

The Debtors anticipate seeking final approval of the DIP Facility at a final hearing on the DIP Motion on or around March 29, 2023, or any such other date that is no later than forty-five (45) days following the date of filing of the DIP Motion, as required under the DIP Term Sheet.

Listing

On February 13, 2023, the Company received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. The Delisting Notice also indicated that the Company may appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. On February 21, 2023, the Company requested an appeal of Nasdaq’s determination and a hearing before a Nasdaq hearings panel. The Company subsequently determined not to continue with the appeal process. In accordance with the Delisting Notice, trading of the Company’s common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, the Company’s common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Elyxyb License

On February 12, 2023, Scilex acquired from BioDelivery Sciences International, Inc. (“BSDI”) and Collegium Pharmaceutical, Inc. (“Collegium”, and together with BDSI, the “Collegium Sellers”) the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB (celecoxib oral solution) (the “Product”) and its commercialization in the United States and Canada (the “Territory”).

As consideration for the acquisition, Scilex assumed various rights and obligations under that certain asset purchase agreement, dated August 3, 2021 (the “DRL APA”), between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), including a license from DRL including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to the Product and necessary or used to exploit the Product in the Territory. Additionally, under the DRL APA, Collegium Sellers granted Scilex an irrevocable, royalty-free, exclusive license to know-how related to the Product and necessary or used to exploit the Product in the Territory. No cash consideration was or will be payable to Collegium Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by Scilex include obligations to pay royalties for sales of the Product in the Territory for all indications and additional amounts if certain milestones are achieved.

The Failure of Silicon Valley Bank

On March 10, 2023, the Company became aware that the Federal Deposit Insurance Corporation (“FDIC”) issued a press release (the “FDIC press release”) stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. The Company had approximately $2.8 million cash deposited with SVB as of each of December 31, 2022, February 13, 2023 when the Debtors commenced the Chapter 11 Cases in the Bankruptcy Court, and March 10, 2023. On March 14, 2023, the Company regained access to the full amount of its cash that was deposited with SVB.