Form 10-Q
period 2023-03-31
Sorrento Therapeutics, Inc.
filed 2023-05-15
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(858) 203-4100

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol (s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value	SRNEQ	None

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 8, 2023 was 551,281,154.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$37,655	$23,634
Marketable investments	12,662	26,344
Accounts receivables, net	26,524	24,469
Inventory	11,308	9,976
Prepaid expenses	7,827	8,807
Other current assets	4,784	3,143
Total current assets	100,760	96,373
Property and equipment, net	54,861	51,971
Operating lease right-of-use assets	85,398	86,464
Intangibles, net	123,875	136,902
Goodwill	80,269	80,269
Equity investments	12,008	17,176
Other assets, net	2,892	3,685
Total assets	460,063	472,840
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,590	$47,515
Accrued payroll and related benefits	5,314	7,884
Accrued expenses and other current liabilities	68,855	58,456
Accrued legal settlements	—	174,752
Current portion of deferred revenue	252	652
Current portion of operating lease liabilities	14,050	13,880
Current portion of contingent consideration	397	397
Acquisition consideration	391	7,800
Income tax payable	12,148	300
Current portion of debt	49,635	16,286
Total current liabilities	165,632	327,922
Long-term debt, net of discount	21,400	19,130
Deferred tax liabilities, net	238	591
Deferred revenue	983	7,098
Derivative liabilities	1,580	300
Operating lease liabilities	84,462	85,208
Contingent consideration	550	48,949
Other long-term liabilities	3,428	5,311
Total liabilities not subject to compromise	278,273	494,509
Liabilities subject to compromise	309,210	—
Total liabilities	587,483	494,509
Commitments and contingencies (See Note 10)
Equity (Deficit):
Sorrento Therapeutics, Inc. equity (deficit)
Common stock, $0.0001 par value 750,000,000 shares authorized and 551,281,154 and 522,817,137 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	55	52
Additional paid-in capital	2,021,148	1,988,753
Accumulated other comprehensive income	1,826	1,501
Accumulated deficit	(2,099,063)	(1,959,447)
Treasury stock, 7,568,182 shares at cost at March 31, 2023, and December 31, 2022	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ equity (deficit)	(125,498)	(18,605)
Noncontrolling interests	(1,922)	(3,064)
Total equity (deficit)	(127,420)	(21,669)
Total liabilities and stockholders’ equity (deficit)	$460,063	$472,840

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product revenues	$10,597	$9,990
Service revenues	5,654	8,395
Total revenues	16,251	18,385
Operating costs and expenses:
Cost of products sold	3,881	2,878
Cost of services	1,305	2,880
Research and development	43,805	63,977
Acquired in-process research and development	—	12,272
Selling, general and administrative	54,980	44,327
Intangible amortization	1,127	1,034
Increase (decrease) on contingent consideration	3,800	(2,100)
Loss on impairment of intangible assets	11,900	—
Legal settlement	1,797	—
Total operating costs and expenses	122,595	125,268
Loss from operations	(106,344)	(106,883)
(Loss) gain on derivative liabilities	(1,280)	7,500
(Loss) gain on marketable and equity investments	(13,683)	68,534
Loss on debt extinguishment, net	(40)	(5,262)
(Gain) loss on foreign currency exchange	(4)	397
Interest expense, net	(1,132)	(3,249)
Other (loss) income	(76)	17
Reorganization items, net	(20,231)	—
Loss before income tax	(142,790)	(38,946)
Income tax expense	11,468	1,463
Loss on equity method investments	(368)	(131)
Net loss	(154,626)	(40,540)
Net (loss) income attributable to noncontrolling interests	(15,010)	275
Net loss attributable to Sorrento	$(139,616)	$(40,815)
Net loss per share - basic per share attributable to Sorrento	$(0.26)	$(0.12)
Net loss per share - diluted per share attributable to Sorrento	$(0.26)	$(0.12)
Weighted-average shares used during period - basic shares attributable to Sorrento	543,137	337,123
Weighted-average shares used during period - diluted shares attributable to Sorrento	543,137	337,123

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(154,626)	$(40,540)
Other comprehensive loss:
Foreign currency translation adjustments	325	(1,249)
Total other comprehensive loss	325	(1,249)
Comprehensive loss	(154,301)	(41,789)
Comprehensive (loss) gain attributable to noncontrolling interests	(15,010)	275
Comprehensive loss attributable to Sorrento	$(139,291)	$(42,064)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands; unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2022	522,817	$52	7,568	$(49,464)	$1,988,753	$1,501	$(1,959,447)	$(3,064)	$(21,669)
Issuance of common stock for equity offerings	28,336	3	—	—	28,366	—	—	—	28,369
Other acquisitions, license agreements and investments paid in equity	128	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,311	—	—	—	18,311
Scilex Holding dividend	—	—	—	—	(14,282)	—	—	14,282	—
Scilex Holding equity issuances (Shares issued under Standby Equity Purchase Agreements)	—	—	—	—	—	—	—	1,870	1,870
Foreign currency translation adjustment	—	—	—	—	—	325	—	—	325
Net loss	—	—	—	—	—	—	(139,616)	(15,010)	(154,626)
Balance, March 31, 2023	551,281	$55	7,568	$(49,464)	$2,021,148	$1,826	$(2,099,063)	$(1,922)	$(127,420)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2021	314,573	$32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129
Issuance of common stock under equity compensation plans	438	—	—	—	132	—	—	—	132
Issuance of common stock for equity offerings	58,875	6	—	—	164,431	—	—	—	164,437
Acquisitions consideration paid in equity	1,282	—	—	—	4,435	—	—	—	4,435
Stock-based compensation	—	—	—	—	20,854	—	—	—	20,854
Foreign currency translation adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Net loss	—	—	—	—	—	—	(40,815)	275	(40,540)
Balance, March 31, 2022	375,168	$38	7,568	$(49,464)	$1,703,610	$(223)	$(1,427,419)	$(344)	$226,198

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
Operating activities	2023	2022
Net loss	$(154,626)	$(40,540)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,623	3,298
Non-cash operating lease cost	1,304	987
Non-cash interest expense and amortization of debt issuance costs	776	2,906
Payment on notes attributed to accreted interest related to the debt discounts	—	(6,788)
Acquired in-process research and development	—	12,271
Impairment of in-process research and development	11,900	—
Stock-based compensation	18,282	20,792
Loss on debt extinguishment, net	40	5,262
Loss (gain) on derivative liabilities	1,280	(7,500)
Loss (gain) on marketable investments	13,683	(68,534)
Loss on equity method investments	368	131
DIP Facility upfront lender fees and debt issuance costs	2,725	—
DIP Facility Exit Fee	5,250	—
Increase (decrease) on contingent consideration	3,800	(2,100)
Deferred income taxes	(353)	1,086
Current income taxes	11,847	—
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(2,047)	(5,982)
Inventory	(1,333)	(5,979)
Accrued payroll	(2,541)	3,949
Prepaid expenses, deposits and other assets	131	(1,640)
Accounts payable	18,233	(2,571)
Accrued expenses and other liabilities	16,357	9,122
Deferred revenue	563	(1,709)
Accrued legal settlements	1,797	—
Other	(518)	179
Net cash used for operating activities	(49,459)	(83,360)
Investing activities
Purchases of property and equipment	(86)	(2,593)
Virex Health acquisition consideration paid in cash, net of cash acquired	—	(6,544)
Proceeds received from exit of FortuneBio investment	1,770	—
Other acquisitions and investments considerations paid in cash	—	(4,527)
Net cash provided by (used for) for investing activities	1,684	(13,664)
Financing activities
Proceeds from equity offerings, net of issuance costs	22,971	164,432
Proceeds from DIP Facility, net of lender fees and debt issuance costs	27,275	—
Proceeds from other short-term debt, net of issuance costs	4,907	57,121
Proceeds from issuance of Scilex convertible debentures	9,600	—
Proceeds from exercises of stock options and warrants	—	132
Repayments of debt and other obligations	(3,557)	(48,316)
Net cash provided by financing activities	61,196	173,369
Net change in cash, cash equivalents and restricted cash	13,421	76,345
Net effect of exchange rate changes on cash	600	(1,104)
Cash, cash equivalents and restricted cash at beginning of period	23,634	36,665
Cash, cash equivalents and restricted cash at end of period	$37,655	$111,906
Supplemental disclosures:
Cash paid during the period for:
Interest	—	116
Income taxes	—	53
Supplemental disclosures of non-cash investing and financing activities:
Stock dividends	(14,282)	—
DIP Facility Exit Fee incurred but not paid	5,250	—
Virex Health acquisition consideration paid in equity	—	4,435
Bridge Loan settlement through ATM proceeds	6,166	—
Property and equipment costs incurred but not paid	5,301	457

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. Operating results for interim periods are not expected to be indicative of operating results for the Company’s 2023 fiscal year, or any subsequent period. The unaudited interim financial statements included herein reflect all normal and recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented.

Voluntary Filing under Chapter 11

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023, on February 13, 2023 (the "Petition Date"), the Company and its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered by the Bankruptcy Court under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Prior to commencing the Chapter 11 Cases, the Company had been engaged in arbitration before the American Arbitration Association against NantPharma, LLC (“NantPharma”) relating to breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between the Company and NantPharma related to the development of the cancer drug Cynviloq™ (the “Cynviloq Arbitration”). In April 2019, the Company filed an action in the Los Angeles Superior Court (the “Court”) derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc. (“NantCell”) and Patrick Soon-Shiong, among others, related to alleged breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell (the “Derivative Action”). The suit alleges breaches of fiduciary duties and seeks, among other things, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring its equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. The trial in the Derivative Action is scheduled to begin on July 17, 2023.

Additionally, in 2020, the Company filed a legal action against Patrick Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud alleging that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. This action is pending.

The Company had also been engaged in arbitration before the American Arbitration Association against NantCell and NANTibody relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between the Company and NantCell and the June 11, 2015 Exclusive License Agreement entered into between the Company and NANTibody (the “NantCell/NANTibody Arbitration”).

On December 2, 2022, the arbitrator in the NantCell/NANTibody Arbitration issued an award granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum (the “Nant Award”). On December 20, 2022, the arbitrator in the Cynviloq Arbitration issued an award granting contractual damages of $125 million to the Company, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers (the “Cynviloq Award”).

On February 7, 2023, the Court confirmed the Nant Award and issued a 70-day stay of enforcement of the judgment beyond $50 million (i.e., the difference between the amount of the Nant Award and amount of the Cynviloq Award). Following such confirmation, the Company believed that NantCell and NANTibody, in an attempt to satisfy the unstayed $50 million portion of the Nant Award, would imminently take steps to levy its assets, which would cause significant disruption and harm to the Company’s business, including its ability to continue developing life-saving and cutting-edge drugs. To protect the Company’s business and maximize its value, on February 13, 2023, the Company commenced the Chapter 11 Cases.

On March 16, 2023, the Court granted the Company’s motion to confirm the award in the Cynviloq Arbitration over NantPharma’s opposition. On April 7, 2023, the Court entered final judgment (“Final Judgment”) upon the confirmed award in the Company’s favor in the amount of $127,686,210, which includes arbitration costs and accrued interest on the award since December 20, 2022. The Final Judgment is accruing interest at the rate of 10 percent per annum, from March 16, 2023.

On February 28, 2023, the Office of the United States Trustee (the “U.S. Trustee”) appointed an Official Committee of Unsecured Creditors, which was reconstituted on March 28, 2023. The purpose of the Official Committee of Unsecured Creditors is to represent the interests of the Debtors’ unsecured creditors. On April 10, 2023, the U.S. Trustee appointed an Official Committee of Equity Security Holders, which was reconstituted on April 14, 2023. The purpose of the Official Committee of Equity Security Holders is to represent the interests of the Debtors’ equity security holders.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023, on April 14, 2023, the Bankruptcy Court entered an order approving procedures for the Debtors to conduct a dual-track (i) financing process for the potential raising of debt, equity, or hybrid financing or consummation of a restructuring transaction through a chapter 11 plan of reorganization and (ii) marketing process for the sale or disposition of all or any portion of the Debtors’ assets under section 363 of the Bankruptcy Code, including (x) the Debtors’ equity interests in its non-debtor subsidiaries, including, but not limited to, Scilex Holding Company (“Scilex Holding”), and (y) the Debtors’ other assets.

Debtor-In-Possession Financing

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2023 (the “February 22 Form 8-K”), on February 19, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) provided the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet.

As previously disclosed in the February 22 Form 8-K, at a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court granted the DIP Motion and entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, the Debtors were authorized to make a single, initial draw of $30,000,000 on the DIP Facility (the “Initial Draw”). The Debtors then negotiated definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “DIP Credit Agreement”) and other documents evidencing the DIP Facility (collectively with the DIP Credit Agreement, the “DIP Documents”).

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023, after a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order (the “Final DIP Order”) approving the DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the DIP Facility (subject to the terms, conditions, and covenants set forth in the DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the DIP Lender, and the Debtors and DIP Lender proceeded to enter into the DIP Documents on March 30, 2023.

See Note 7 for further discussion of the key terms of the DIP Facility.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of March 31, 2023, no executory contracts or leases were filed with the Bankruptcy Court to assume, amend or reject certain executory contracts and unexpired leases.

Claims Reconciliation

The Debtors are in the process of reviewing, investigating, and reconciling proofs of claims filed against the Debtors with the amounts reflected in their books and records. The Debtors will continue the claims reconciliation process and object, as necessary, to asserted claims, including on the basis that they have been amended or superseded by subsequently filed proofs of claims, are without merit, have already been paid, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As part of its ongoing review, the Company is not aware of any claims that may require a material adjustment to the accounts and balances as reported as of March 31, 2023.

Nasdaq Delisting

On February 13, 2023, the Company received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of the Company’s common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, the Company’s common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S., management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of ASC 852

Beginning on the Petition Date, the Company applied Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the consolidated statements of operations. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of March 31, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 14 and Note 15 for more information.

Convertible Debentures

The Company has elected the fair value option to account for the Scilex Holding Convertible Debentures (as defined in Note 7). The Company recorded the Convertible Debentures at fair value upon issuance. The Company will record changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures will be included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.

Customer Concentration Risk

Scilex Holding had three customers during the three months ended March 31, 2023, each of which individually generated 10% or more of the Company's consolidated gross product revenue. These customers accounted for 81% of the Company's consolidated gross product revenue for the three months ended March 31, 2023, individually ranging from 20% to 32%. As of March 31, 2023, these customers represented 68% of the Company's outstanding accounts receivable, individually ranging from 16% to 27%. Additionally, during the three months ended March 31, 2023, Scilex Holding purchased inventory from its sole supplier, Itochu Chemical Frontier Corporation. This exposes Scilex Holding to concentration of customer and supplier risk. Scilex Holding monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the three months ended March 31, 2023.

Inventory

As of March 31, 2023, net inventory was $11.3 million, comprised of $4.3 million of finished goods and $7.0 million of raw materials and supplies.

Recent Accounting Pronouncement

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The adoption of the standard beginning January 1, 2023 did not have a material impact on the Company's consolidated financial statements.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Scilex Pharmaceuticals Inc. product sales	$10,582	$6,812
Sorrento Therapeutics, Inc. product revenues	15	3,178
Net product revenues	$10,597	$9,990
Concortis Biosystems Corporation	$3,007	$4,634
Bioserv Corporation	671	875
Other service revenues	1,976	2,886
Service revenues	$5,654	$8,395

2. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date. The Company expects to incur significant professional fees and other costs in connection with, and throughout, the Chapter 11 Cases. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, the Company obtained approval from the Bankruptcy Court for certain “first day” motions to continue its ordinary course operations after the filing date. The Company also received final approval from the Bankruptcy Court for $75.0 million of financing from JMB Capital Partners Lending, LLC, which will provide it with immediate liquidity so that the Company can continue operating its business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith, although the Company plans to lower its operating budget and further reduce the scale of its operations in connection with the Chapter 11 Cases. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs.

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

The Failure of Silicon Valley Bank

On March 10, 2023, the Company became aware that the Federal Deposit Insurance Corporation (“FDIC”) issued a press release (the “FDIC press release”) stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. The Company had approximately $2.8 million cash deposited with SVB as of each of December 31, 2022, the Petition Date and March 10, 2023. On March 14, 2023, the Company regained access to the full amount of its cash that was deposited with SVB.

3. Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$12,662	$12,662	$—	$—
Total assets	$12,662	$12,662	$—	$—
Liabilities:
Derivative liabilities - non-current	$1,580	$—	$—	$1,580
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	52,749	—	—	52,749
Total liabilities	$54,726	$—	$—	$54,726

	Fair Value Measurements at December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$26,344	$26,344	$—	$—
Total assets	$26,344	$26,344	$—	$—
Liabilities:
Derivative liabilities - non-current	$300	$—	$—	$300
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	48,949	—	—	48,949
Total liabilities	$49,646	$—	$—	$49,646

Marketable Investments

As disclosed in Note 4, the Company holds 20,422,124 shares of Class A Common Stock of Celularity Inc. (Nasdaq: CELU) (“Celularity”). The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period.

Contingent Consideration

The Company has included $52.2 million of contingent consideration – non-current, associated with its acquisition of ACEA Therapeutics, Inc. (“ACEA”), within liabilities subject to compromise on the consolidated balance sheets as of March 31, 2023. During the three months ended March 31, 2023, the Company recorded a loss of $3.8 million related to the change in fair value of the contingent consideration associated with its acquisition of ACEA. The Company assesses the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included revenue projections, a discount rate of 21.3% and estimated probabilities of successful commercialization.

Changes in estimated fair value of contingent consideration liabilities since December 31, 2022 are as follows:

(in thousands)	Fair Value
Beginning Balance at December 31, 2022	$49,346
Change in fair value measurement	3,800
Ending Balance at March 31, 2023	$53,146

Derivative liabilities

In connection with its business combination with Vickers Vantage Corp. I, a special purpose acquisition company, in November 2022, Scilex Holding assumed certain private placement warrants (the “Private Warrants”), which are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statements of operations. The Company estimates the value of these warrants using a Black-Scholes option pricing formula. The Company recognized a loss on derivative liabilities related to the Private Warrants of $1.3 million during the three months ended March 31, 2023.

The Company recorded a gain on derivative liabilities of $7.5 million for the three months ended March 31, 2022, which related to the compound derivative liabilities associated with the Scilex Notes (as defined below). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included a 6.5% risk adjusted net sales forecast and an effective debt yield of 16.3%.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

(in thousands)	Fair Value
Beginning Balance at December 31, 2022	$300
Change in fair value measurement	1,280
Ending Balance at March 31, 2023	$1,580

4. Investments

As of March 31, 2023, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc. and Aardvark Therapeutics, Inc. (“Aardvark”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

Celularity

As of March 31, 2023, the Company owned 20,422,124 shares of Class A Common Stock of Celularity. The Company recorded unrealized losses on marketable investments of $13.7 million and unrealized gains on marketable investments of $66.7 million during the three months ended March 31, 2023 and 2022, respectively. The Company’s investment in Celularity is included within marketable investments under current assets within its consolidated balance sheets.

Aardvark

In 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Aardvark was $10.0 million as of March 31, 2023 and December 31, 2022, respectively. Tien-Li Lee, M.D., a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Company’s Board of Directors (the “Board”), is a member of the advisory board of Aardvark.

NANTibody

As of each of March 31, 2023 and December 31, 2022, the Company’s investment in NANTibody had a carrying value of zero. NANTibody recorded a net loss of $1.5 million for the three months ended December 31, 2022. As of December 31, 2022, NANTibody had $2.4 million in current assets, $11.6 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. As the Company’s investment in NANTibody has a carrying value of zero, the Company no longer records its portion of earnings or loss within its consolidated statements of operations.

NantStem

As of each of March 31, 2023 and December 31, 2022, the Company’s investment in NantStem had a carrying value of zero. NantStem recorded net income of $2.8 million for the three months ended December 31, 2022. As of December 31, 2022, NantStem had $86.4 million in current assets, no current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. As the Company’s investment in NantStem has a carrying value of zero, the Company no longer records its portion of earnings or loss within its consolidated statements of operations.

5. Goodwill and Intangible Assets

Goodwill totaled $80.3 million as of March 31, 2023. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $73.6 million and $6.7 million, respectively, as of March 31, 2023. The Sorrento Therapeutics segment had a negative carrying value as of March 31, 2023.

During the three months ended March 31, 2023, the Company recorded a loss on impairment of intangible assets of $11.9 million as a result of discontinuing its in-process research and development programs associated with SmartPharm Therapeutics, Inc., which the Company acquired in September 2020.

Intangible assets with indefinite useful lives totaling $82.3 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of March 31, 2023 and December 31, 2022 is as follows (in thousands, except for years):

		March 31, 2023			December 31, 2022
March 31, 2023	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,487	$98	$1,585	$1,479	$106
Acquired technology	19	3,410	1,632	1,778	3,410	1,588	1,822
Acquired in-process research and development	—	82,340	—	82,340	94,240	—	94,240
Technology placed in service	15	21,940	6,582	15,358	21,940	6,216	15,724
Patent rights	15	32,720	14,008	18,712	32,720	13,463	19,257
Assembled workforce	5	605	494	111	605	465	140
Internally developed software	2	520	477	43	520	434	86
Acquired licenses	15	5,711	276	5,435	5,711	184	5,527
Total intangible assets		$148,831	$24,956	$123,875	$160,731	$23,829	$136,902

Aggregate amortization expense was $1.1 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at March 31, 2023 is as follows (in thousands):

Years Ending December 31,	Amount
2023 (Remaining nine months)	$3,288
2024	4,239
2025	4,214
2026	4,214
2027	4,187
Thereafter	21,393
Total expected future amortization	$41,535

6. Significant Agreements and Contracts

Zhengzhou Fortune Bioscience Co., Ltd. (“ZFB”)

In February 2023, the Company entered into a repurchase agreement with ZFB for the buyback of the Company's 49% equity interest in ZFB for net proceeds of $1.8 million, consisting of $4.8 million offset by $3.0 million in accounts payable. In connection with the repurchase agreement with ZFB, the Company recorded a net loss on equity investments of $0.4 million during the three months ended March 31, 2023 and the carrying value of its investment in ZFB is zero. The Company no longer holds any ownership interest in ZFB.

ELYXYB License

On February 12, 2023, Scilex Holding acquired from BioDelivery Sciences International, Inc. (“BSDI”) and Collegium Pharmaceutical, Inc. (“Collegium”, and together with BDSI, the “Collegium Sellers”) the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB (celecoxib oral solution) (the “Product”) and its commercialization in the United States and Canada (the “Territory”).

As consideration for the acquisition, Scilex Holding assumed various rights and obligations under that certain asset purchase agreement, dated August 3, 2021 (the “DRL APA”), between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), including a license from DRL including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to the Product and necessary or used to exploit the Product in the Territory. Additionally, under the DRL APA, Collegium Sellers granted Scilex Holding an irrevocable, royalty-free, exclusive license to know-how related to the Product and necessary or used to exploit the Product in the Territory. No cash consideration was or will be payable to Collegium Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by Scilex Holding include obligations to pay royalties for sales of the Product in the Territory for all indications and additional amounts if certain milestones are achieved. As of March 31, 2023, Scilex Holding has not paid any royalties pursuant to the DRL APA.

7. Debt

DIP Facility

On February 21, 2023, the Bankruptcy Court entered the Interim DIP Order approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, the Debtors were authorized to make an Initial Draw of $30,000,000 on the DIP Facility. The Debtors then negotiated the DIP Documents, including the DIP Credit Agreement.

On March 29, 2023, the Bankruptcy Court entered the Final DIP Order approving the DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the DIP Facility (subject to the terms, conditions, and covenants set forth in the DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the DIP Lender, and the Debtors and DIP Lender proceeded to enter into the DIP Documents on March 30, 2023. Among other terms, the DIP Facility bears interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month). The Debtors are required to pay to the DIP Lender a commitment fee equal to 2.5% of the total amount of the DIP Commitment (which was paid out of Initial Draw), a funding fee equal to 2.5% of the amount of each draw and upon repayment or satisfaction of the DIP Loans (in whole or in part), an exit fee equal 7% of the total amount of the DIP Commitments and other fees and charges as described in the DIP Documents. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Final DIP Order).

The DIP Facility matures on the earliest of: (i) July 31, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the DIP Term Sheet); (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; and (vi) forty-five (45) days after the filing of the DIP Motion (or such later date as agreed to by the DIP Lender), unless the Final Order has been entered by the Bankruptcy Court on or prior to such date. The DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

As of March 31, 2023, the total outstanding principal balance on the DIP Facility was $30.0 million, which is included under current portion of debt in the consolidated balance sheets. Upon receipt of the Initial Draw, the Company recorded commitment and funding fees totaling $2.6 million. The Company also recognized a $5.3 million exit fee, which is included in accrued expenses and other current liabilities as of March 31, 2023. The commitment fee, funding fee and exit fee are included in Reorganization items, net, within the Company's consolidated statements of operations for the three months ended March 31, 2023. The Company recorded $0.4 million in interest expense relating to the per annum rate equal to 14% payable in cash during the three months ended March 31, 2023.

Subsequent to March 31, 2023, the Company received an additional draw from the DIP Facility of $20.0 million.

ACEA Significant Debt Arrangements

Borrowings under significant debt arrangements assumed in connection with the Company’s acquisition of ACEA consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$26,875	$26,718
Unamortized debt discount	(7,555)	(7,878)
Carrying value	$19,320	$18,840
Estimated fair value	$15,600	$15,000

The following table provides a schedule of future repayments under the Contract (in thousands):

2023 (Remaining nine months)	$—
2024	990
2025	3,276
2026	5,663
2027	10,628
2028	6,318
Total	$26,875

2018 Purchase Agreements and Indenture for Scilex Pharma

On September 7, 2018, Scilex Pharmaceuticals, Inc. (“Scilex Pharma”) entered into Purchase Agreements (the “2018 Purchase Agreements”) with certain investors (collectively, the “Scilex Note Purchasers”) and the Company. Pursuant to the 2018 Purchase Agreements, on September 7, 2018, Scilex Pharma, among other things, issued and sold to the Scilex Note Purchasers senior secured notes due 2026 in an aggregate principal amount of $224.0 million (the “Scilex Notes”) for an aggregate purchase price of $140.0 million. The Scilex Notes were fully extinguished in September 2022.

The Company made principal payments on the Scilex Notes of $21.6 million during the three months ended March 31, 2022. The amount of debt discount and debt issuance costs included in interest expense for the three months ended March 31, 2022 was $1.9 million. The Company recorded a loss on debt extinguishment of $4.8 million in connection with its repayments of principal made during the three months ended March 31, 2022.

Scilex Holding Convertible Debentures

On March 21, 2023, Scilex Holding entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) pursuant to which Scilex Holding would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). The Securities Purchase Agreement provides that the Convertible Debentures will be issued and sold at a purchase price equal to 96% of the applicable principal amount in three tranches as follows: (i) $10.0 million upon the signing of the Securities Purchase Agreement, which was funded on March 21, 2023, (ii) $7.5 million upon the filing of a registration statement on Form S-1 with the SEC to register the resale by Yorkville of any shares of Scilex Holding common stock (“Scilex Common Stock”) issuable upon conversion of the Convertible Debentures under the Securities Act, and (iii) $7.5 million at the time such registration statement is declared effective by the SEC.

The Convertible Debentures bear interest at an annual rate of 7.00% and will mature on December 21, 2023. The outstanding principal amount is to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provide a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest may be converted into shares of Scilex Common Stock, at a conversion price of $8.00 per share, at the option of the holder of the Convertible Debentures.

Scilex Holding has the option to repay either (i) in cash, with premium equal to 5% in respect of the principal amount of such payment, or (ii) by submitting a notice under the amended and restated standby equity purchase agreement between Scilex Holding and Yorkville (the “A&R Yorkville Purchase Agreement”), or a series of Yorkville advances, or any combination of (i) or (ii) as determined by the Scilex Holding. In case of (ii), the proceeds from the shares sold to Yorkville are applied against the outstanding amounts.

The redemption amount shall be equal to the outstanding principal balance being redeemed by Scilex Holding, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.

8. Stockholders’ Equity

Scilex Holding Company

Dividend

On December 30, 2022, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 76,000,000 shares of Scilex Common Stock (the “Dividend Stock”) held by the Company to record holders of (i) the Company’s common stock (such stock, the “Company Common Stock”) as of the close of business on January 9, 2023 (the “Record Date”) and (ii) certain warrants to purchase Company Common Stock that, among other things, had not been exercised prior to the ex-dividend date under the rules of Nasdaq (and which had or may have the right to participate in the Dividend pursuant to the terms of their respective warrants).

On January 5, 2023, the Board fixed the date on which the Dividend would be paid to be January 19, 2023 (the “Payment Date”), such Payment Date being within 60 days following the Record Date.

On January 19, 2023, the Dividend was paid. No fractional shares were issued in connection with the Dividend and the equityholders of the Company who otherwise were entitled to receive fractional shares of the Dividend Stock received cash (without interest or deduction) in lieu of such fractional shares in an amount equal to the product obtained by multiplying (a) $5.87, the closing price of the Scilex Common Stock on the Nasdaq Capital Market on the Record Date, by (b) the fraction of one share of Scilex Common Stock that such equityholder would have otherwise been entitled to receive as a Dividend in respect of shares of Company Common Stock held by such equityholder (after aggregating all such fractional shares otherwise issuable to such equityholder in connection with the Dividend). The Dividend Stock was initially subject to certain transfer restrictions through May 11, 2023, which the Bankruptcy Court subsequently extended to September 1, 2023.

Following the payment of the Dividend and as of March 31, 2023 the Company's ownership interest in Scilex Common Stock is 42.5%. As of March 31, 2023, the Company's total ownership interest in total Scilex Common Stock (assuming conversion of Scilex Holding Preferred Stock into Scilex Common Stock) is 52.06%.

9. Stock-Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $6.5 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The total unrecognized compensation expense related to unvested stock option grants as of March 31, 2023 was $30.5 million, with a weighted average remaining vesting period of 2.0 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of March 31, 2023 was $23.5 million, with a weighted average remaining vesting period of 3.1 years.

A summary of stock option activity under the 2019 Plan for the three months ended March 31, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	20,861,760	$6.05	$—
Options Granted	—	—
Options Canceled	(653,505)	6.45
Options Exercised	—	—
Outstanding at March 31, 2023	20,208,255	$6.04	$—
Vested and Expected to Vest at March 31, 2023	20,208,255	$6.04	$—

A summary of RSU activity under the 2019 Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	8,284,498	$3.73
RSUs Granted	—	—
RSUs Released	—	—
RSUs Canceled	(83,900)	4.44
Outstanding at March 31, 2023	8,200,598	$3.72

On March 15, 2023, the Board approved the suspension of any issuance, vesting, and payments related to the awards under the Company’s 2020 Employee Stock Purchase Plan and 2019 Plan effective as of the Petition Date. The Company determined that there are no incremental compensation costs recognized as a result of this suspension for the three months ended March 31, 2023.

Scilex Plan

For Scilex Holding, total stock-based compensation recorded as operating expenses was $3.7 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of March 31, 2023 was $53.0 million and the weighted average period over which these grants are expected to vest is 3.6 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was not material for the three months ended March 31, 2023, as compared to $0.3 million for the three months ended March 31, 2022.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $8.2 million during the three months ended March 31, 2023. As of March 31, 2023, the Company had approximately $37.9 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On April 3, 2019, the Company filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. Specifically, the Company has filed:

•
An arbitration demand with the American Arbitration Association in Los Angeles, California, against NantPharma, LLC (“NantPharma”), and its Chief Executive Officer, Patrick Soon-Shiong, related to alleged fraud and breaches of the Stock Sale and Purchase Agreement, dated May 14, 2015, entered into between NantPharma and the Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2015. On May 24, 2019, NantCell, Inc., Dr. Soon-Shiong and NANTibody’s General Counsel Charles Kim filed a motion in the Los Angeles Superior Court (the “Court”) to stay or dismiss the Company’s arbitration demand. On October 9, 2019, the Court denied the motion to stay or dismiss the arbitration demand, and the arbitration continued against NantPharma (the “NantPharma Arbitration”). On March 5, 2020, the Company filed a legal action against Dr. Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from the Company in May 2015. The action alleges that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq™ for the purpose of halting its progression to the market. In connection with filing this civil action in the Court, where the Company will have the right to a jury trial against Dr. Soon-Shiong, the Company dismissed Dr. Soon-Shiong from the NantPharma Arbitration; and

•
An action in the Court derivatively on behalf of NANTibody against NantCell, Inc., NANTibody Board Member and NantCell, Inc., Chief Executive Officer Patrick Soon-Shiong, and NANTibody officer Charles Kim, related to several breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell, Inc. The suit also alleges breaches of fiduciary duties and seeks, inter alia, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring the Company’s equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million. On May 24, 2019, NantCell, Inc. and Dr. Soon-Shiong filed a cross-complaint against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Exclusive License Agreement for certain antibodies (dated June 11, 2015 and entered into between NANTibody, LLC and the Company), and alleged tortious interference with contract. On May 24, 2019, NANTibody and NantPharma filed a new complaint in the action against the Company and Dr. Henry Ji, seeking unspecified damages, as well as additional punitive damages and specific performance, related to alleged fraud, alleged breaches of the Stock Sale and Purchase Agreement, alleged breaches of the Exclusive License Agreement for certain antibodies (dated April 21, 2015 and entered into between NantCell, Inc. and the Company), and alleged tortious interference with contract. On July 8, 2019, the Company and Dr. Henry Ji filed motions to compel the cross-complaint and new action to arbitration. On October 9, 2019, the Court granted the motions to compel to arbitration all of the claims brought by NANTibody, NantCell, Inc. and NantPharma, and denied the motions to compel as to the claims brought by Dr. Soon-Shiong. Subsequently, NANTibody, NantCell, Inc., and NantPharma have re-filed their claims in arbitration with the American Arbitration Association (the “NantCell/NANTibody Arbitration”). On May 4, 2020, the Company filed counterclaims against NANTibody and NantCell related to breaches of the April 21, 2015 and June 11, 2015 Exclusive License Agreements. The claims against Dr. Soon-Shiong were stayed pending resolution of the claims filed in arbitration. The original derivative action is no longer stayed, and the trial is scheduled to begin on July 17, 2023.

On December 2, 2022, the arbitrator in the NantCell/NANTibody Arbitration issued an award (the “Antibody Award”) granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum. The award also held that Sorrento has no further obligations under the Exclusive License Agreement with NANTibody. The Exclusive License Agreement with NantCell remains in effect only with respect to one anti-PD-L1 antibody that previously was delivered by the Company to NantCell. The Company has no further obligation to contribute any materials or know-how to NantCell with respect to that antibody but will receive potential future royalties on future net sales. The Company continues to hold 40% of the outstanding equity of NANTibody. The award does not resolve the additional legal proceedings brought by the Company against Patrick Soon-Shiong and entities controlled by him, which remain pending. On December 21, 2022, NantCell and NANTibody filed in the Los Angeles Superior Court a petition to confirm the NantCell/NANTibody Arbitration award. On January 16, 2023, the Company filed in the Court a petition to vacate the Antibody Award. On February 7, 2023, the Court granted the Nant entities’ petition, entered judgment upon the Antibody Award and ordered the Company to pay to the Nant entities the previously disclosed amounts awarded in the Antibody Award.

On December 20, 2022, the arbitrator in the NantPharma Arbitration issued an award granting contractual damages of $125.0 million to the Company, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers. The Company filed a petition to confirm the award with the Los Angeles Superior Court on February 2, 2023. NantPharma filed an opposition motion to vacate the award on February 13, 2023. On March 16, 2023, the Court granted the Company’s motion to confirm the award in the NantPharma Arbitration over NantPharma’s opposition. On April 7, 2023, the Court entered final judgment (“Final Judgment”) upon the confirmed award in favor of the Company in the amount of $127,686,209.93, which includes arbitration costs and accrued interest on the award since December 20, 2022. The Final Judgment is accruing interest at the rate of 10 percent per annum, from March 16, 2023. On April 17, 2023, the Court ordered Patrick Soon-Shiong, to appear, on behalf of NantPharma, before the Court on May 31, 2023, to furnish information to aid Sorrento in the enforcement of its Final Judgment. On April 18, 2023, the Court issued a writ of execution, which the Company may use, other things, to begin the process of levying NantPharma’s bank account(s). On April 18, 2023, the Court also issued an Abstract of Judgment, which the Company may use to perfect a judgment lien against NantPharma’s real property. The Company now intends to enforce the Final Judgment.

On February 6, 2023, the Company applied ex parte to the Court for a stay of enforcement of the judgment entered upon the Antibody Award until the Company is procedurally able to seek an offset of the judgment entered upon the Antibody Award by the amount of the Final Judgment that the Company has petitioned the Court to confirm and enter judgment upon. The Nant Entities opposed the Company’s ex parte application.

On February 7, 2023, the Court granted the Company’s ex parte application in part. The Court stayed enforcement of the Antibody Award judgment for seventy days only to the extent the Antibody Award judgment exceeds the approximately $50.0 million difference of the amounts of the Antibody Award and the Final Judgment.

The Company has recorded an accrued legal settlement in the consolidated balance sheet of $176.6 million and $174.8 million, including post-award interest, as of March 31, 2023 and December 31, 2022, respectively, relating to the Final Judgment. The accrued legal settlement has been classified as liabilities subject to compromise as of March 31, 2023 (see Note 14).

For a discussion of the Company’s ongoing bankruptcy proceedings, see Note 1.

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

Operating Leases

Supplemental quantitative information related to leases includes the following ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,227	$2,894
ROU assets obtained in exchange for new and amended operating lease liabilities	$—	$632
Weighted average remaining lease term in years	13.6	14.8
Weighted average discount rate	12.8%	12.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2023 (Remaining nine months)	$11,680
2024	15,433
2025	14,413
2026	14,104
2027	14,315
2028	14,678
Thereafter	140,754
Total lease payments	225,377
Less imputed interest	(126,865)
Total lease liabilities as of March 31, 2023	$98,512

In April 2023, the Company and the respective landlord for the premises leased by the Company located at 4930 Directors Place, 9151 Rehco Road and 4690 Executive Drive, San Diego, California, 92121, executed stipulations and agreed orders, which the Bankruptcy Court approved, pursuant to which the Company and each such landlord agreed to reject the respective lease agreement.

In April 2023, Scilex Holding modified the lease term for its principal executive office located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027.

11. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets include net operating loss carryforwards, research credits and temporary differences. In assessing the Company’s ability to realize deferred tax assets, management considers, on a periodic basis, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As such, management has determined that it is appropriate to maintain a valuation allowance against the Company’s U.S. federal and state deferred tax assets, except for an amount equal to schedulable deferred tax liabilities.

The stock dividend of Scilex Common Stock is a taxable distribution of property governed by Section 311(b) of the Internal Revenue Code. As a result, the Company recognized an income tax liability of $11.5 million as of March 31, 2023 through tax expense.

The Company’s income tax expense of $11.5 million and $1.5 million reflect effective tax rates of 8.0% and 3.7% for the three months ended March 31, 2023 and 2022, respectively.

The difference between the expected statutory federal tax rate of 21.0% and the 8.0% effective tax rate for the three months ended March 31, 2023 was primarily attributable to changes in valuation allowance and was offset by gain recognized on distribution of subsidiary stock.

12. Net Loss Per Share

For the three months ended March 31, 2023 and 2022, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to the Company	$(139,616)	$(40,815)
Net loss used for diluted earnings per share	$(139,616)	$(40,815)

Denominator for basic loss per share	543,137	337,123
Potentially dilutive shares from stock options, RSUs and warrants	—	—
Denominator for diluted loss per share	543,137	337,123
Basic loss per share	$(0.26)	$(0.12)
Diluted loss per share	$(0.26)	$(0.12)

Shares of common stock issuable pursuant to stock options and warrants that would have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Anti-dilutive shares for outstanding options and RSUs	28,739	23,648

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

The following table presents information about the Company’s reportable segments for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023			2022
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$5,669	$10,582	$16,251	$11,573	$6,812	$18,385
Operating expenses	87,937	34,658	122,595	109,651	15,617	125,268
Operating loss	(82,268)	(24,076)	(106,344)	(98,078)	(8,805)	(106,883)
Unrestricted cash	32,535	5,120	37,655	78,189	33,717	111,906

14. Liabilities Subject to Compromise

Since the Petition Date, the Debtors have been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the accompanying consolidated balance sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at March 31, 2023 consisted of the following (in thousands):

March 31,
2023
Accounts payable	$52,795
Accrued expenses and other current liabilities	11,289
Accrued legal settlements	176,549
Deferred revenue	7,079
Contingent consideration and acquisition consideration	61,498
Total liabilities subject to compromise	$309,210

The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly and the aggregate amount of liabilities subject to compromise may change.

15. Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
DIP facility financing costs	$2,762	$—
DIP facility exit fees	5,250	—
Professional fees	12,219	—
Total	$20,231	$—

16. Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022.

CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEET

(Amounts in thousands)

(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$25,109	$9,562
Marketable investments	12,666	26,348
Accounts receivables, net	23,125	23,136
Prepaid expenses	4,184	3,554
Other current assets	1,944	1,429
Total current assets	67,028	64,029
Property and equipment, net	31,935	30,623
Operating lease right-of-use assets	73,656	74,249
Related party receivable	137,029	138,567
Intangibles, net	69,850	69,947
Goodwill	62,598	62,598
Equity investments	12,008	17,176
Investments in subsidiaries	293,781	301,715
Other assets, net	7,176	2,288
Total assets	$755,061	$761,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,628	$38,918
Accrued payroll and related benefits	2,041	4,011
Accrued expenses and liabilities	21,553	20,114
Accrued legal settlements	—	174,752
Current portion of deferred revenue	—	1,114
Current portion of operating lease liabilities	11,601	11,506
Acquisition consideration	—	7,537
Income tax payable	11,771	2
Current portion of debt	30,000	5,585
Total current liabilities	79,594	263,539
Deferred tax liabilities, net	238	591
Deferred revenue	—	6,085
Related party payable	—	98,632
Operating lease liabilities	74,314	74,538
Contingent consideration	—	48,400
Other long-term liabilities	—	1,761
Total liabilities not subject to compromise	$154,146	$493,546
Liabilities subject to compromise	408,402	0
Total liabilities	562,548	493,546
Total stockholders' equity	192,513	267,646
Total liabilities and stockholders’ equity	$755,061	$761,192

The balance of current portion of debt as of March 31, 2023 amounting to $30.0 million represents the outstanding balance of the DIP Facility (see Note 7).

The related party receivables relates to Sorrento Therapeutics, Inc.'s intercompany receivables from non-debtor subsidiaries resulting from financing activities.

Liabilities subject to comprise include Sorrento Therapeutics, Inc.'s intercompany payables to non-debtor subsidiaries amounting to $83.8 million and $83.4 million as of March 31, 2023 and December 31, 2022, respectively. Liabilities subject to compromise also include Scintilla Pharmaceuticals, Inc.'s intercompany payables to Sorrento Therapeutics, Inc. amounting to $15.3 million and $15.2 million as of March 31, 2023 and December 31, 2022, respectively.

CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023		2022
Revenues:
Net product revenues	$—		$2,711
Service revenues	128		120
Related party revenues	—		12,006
Total revenues	128		14,837
Operating costs and expenses:
Cost of products sold	—		7,966
Research and development	32,710		54,295
Acquired in-process research and development	—		521
Selling, general and administrative	24,874		32,808
Intangible amortization	94		94
Increase (decrease) on contingent consideration	3,800		(2,100)
Legal settlements, net	1,797		—
Total operating costs and expenses	63,275		93,584
Loss from operations	(63,147)	—	(78,747)
(Gain) loss on marketable and equity investments	(13,683)		68,534
Loss on debt extinguishment, net	(40)		(463)
(Gain) loss on foreign currency exchange	(1)		3
Gain on derivative assets	3,973		—
Interest (expense) income, net	(370)		562
Other income	1,410		7
Reorganization items, net	(20,231)		—
Loss before income tax	(92,089)		(10,104)
Income tax expense	11,416		1,086
Loss on equity method investments	368		131
Net loss	$(103,873)		$(11,321)

CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
Operating activities	2023		2022
Net cash used for operating activities	$(35,623)		$(68,808)
Investing activities
Net cash used for investing activities	1,123		(68,520)
Financing activities
Proceeds from DIP loan	27,375	—	—
DIP loan issuance costs	(100)		—
Proceeds from debt, net of issuance costs	—		43,175
Proceeds from settlement of bridge loan	899		—
Payments on intercompany payable	567		(16,313)
Proceeds from equity offerings, net of issuance costs	21,306		164,564
Repayments of debt and other obligations	—		(9,580)
Net cash provided by financing activities	50,047		181,846
Net change in cash, cash equivalents and restricted cash	15,547		44,518
Net effect of exchange rate changes on cash	—		—
Cash, cash equivalents and restricted cash at beginning of period	9,562		20,566
Cash, cash equivalents and restricted cash at end of period	$25,109		$65,084

The supplement cash flow information was not repeated for the debtor only financial statements as the amounts are consistent with those disclosed in the consolidated financial statements.

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

Overview

Sorrento Therapeutics, Inc. (together with its subsidiaries, “Sorrento,” the “Company,” “we,” “us,” and “our”) is a clinical and commercial stage biopharmaceutical company developing a portfolio of next-generation treatments for three major therapeutic areas: cancer, infectious disease and pain. We are focused on transforming science into Saving Life Medicines™ by advancing innovative product programs into focused commercial entities, like Scilex Holding Company (Nasdaq: SCLX) (“Scilex Holding”).

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

Infectious Disease. We are focused on preventing, detecting and treating in the fight against COVID-19 today, and aim to be positioned to address the pandemic threats of tomorrow. We have applied our antibody and small molecule capability to develop highly sensitive and rapid diagnostics, and multi-modal treatments for the SARS-CoV-2 virus and its variants. Our diagnostics platforms include the COVIMARK™ lateral flow antigen test (launched as COVISTIX™ in Mexico and Brazil) and the VIREX™ platform, which leverages existing worldwide manufacturing infrastructure for glucometers and glucose strip tests to provide affordable and highly scalable, next-generation diagnostic solutions for infectious diseases, liver cancer and other biomarkers. Therapeutic solutions include a next-generation mRNA Omicron vaccine (STI-1557), a next-generation protease inhibitor antiviral pill (STI-1558) as a stand-alone treatment (not requiring the Ritonavir booster) and a variant agnostic mesenchymal stromal cell therapy for people with “long” COVID. We also continue to evaluate neutralizing antibody approaches effective against emerging variants of concern.

Pain. In November 2022, we announced the Nasdaq debut of Scilex Holding following the completion of its business combination (the “Business Combination”) with Vickers Vantage Corp. I, a special purpose acquisition company. Scilex Holding, with two commercial products and a robust pipeline, is focused on becoming the global pain management leader committed to social, environmental, economic and ethical principles to responsibly develop pharmaceutical products to maximize quality of life. Scilex Holding is an innovative revenue-generating company with its flagship product, ZTlido®, launched in October 2018 as a prescription lidocaine topical product, which has demonstrated superior adhesion and bioavailability compared to current lidocaine patches. In 2022, Scilex Holding also entered into an exclusive agreement with Romeg Therapeutics, LLC to market and distribute U.S. Food and Drug Administration (the “FDA”)-approved Gloperba® in the U.S. for painful gout flares. Scilex Holding has built a commercial organization focused on neurologists and pain specialists and intends to leverage this capability for the potential launch of next-generation products that are currently in development. The first of these product candidates, SEMDEXA™, is an injectable viscous gel formulation of a widely used corticosteroid designed to address the limitations associated with off label corticosteroid epidural injections. SEMDEXA™ has completed its pivotal study and Scilex Holding is preparing for its new drug application submission.

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

Voluntary Filing Under Chapter 11

As previously reported in our Current Report on Form 8-K filed with the SEC on February 13, 2023, we and our wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with us, the “Debtors”), commenced voluntary proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the

Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered by the Bankruptcy Court under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). We continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Prior to commencing the Chapter 11 Cases, we had been engaged in arbitration before the American Arbitration Association against NantPharma, LLC (“NantPharma”) relating to breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between us and NantPharma related to the development of the cancer drug Cynviloq™ (the “Cynviloq Arbitration”). In April 2019, we filed an action in the Los Angeles Superior Court (the “Court”) derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc. (“NantCell”) and Patrick Soon-Shiong, among others, related to alleged breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell (the “Derivative Action”). The suit alleges breaches of fiduciary duties and seeks, among other things, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to our invested amount as of June 30, 2017 of $40.0 million. The trial is scheduled to begin on July 17, 2023.

Additionally, in 2020, we filed a legal action against Patrick Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud alleging that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. This action is pending.

We had also been engaged in arbitration before the American Arbitration Association against NantCell and NANTibody relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between us and NantCell and the June 11, 2015 Exclusive License Agreement entered into between us and NANTibody (the “NantCell/NANTibody Arbitration”).

On December 2, 2022, the arbitrator in the NantCell/NANTibody Arbitration issued an award granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum (the “Nant Award”). On December 20, 2022, the arbitrator in the Cynviloq Arbitration issued an award granting contractual damages of $125 million to us, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers (the “Cynviloq Award”).

On February 7, 2023, the Court confirmed the Nant Award and issued a 70-day stay of enforcement of the judgment beyond $50 million (i.e., the difference between the amount of the Nant Award and amount of the Cynviloq Award).
Following such confirmation, we believed that NantCell and NANTibody, in an attempt to satisfy the unstayed $50 million portion of the Nant Award, would imminently take steps to levy our assets, which would cause significant disruption and harm to our business, including our ability to continue developing life-saving and cutting-edge drugs. To protect our business and maximize its value, on February 13, 2023, we commenced the Chapter 11 Cases.

On March 16, 2023, the Court granted our motion to confirm the award in the Cynviloq Arbitration over NantPharma’s opposition. On April 7, 2023, the Court entered final judgment (“Final Judgment”) upon the confirmed award in our favor in the amount of $127,686,210, which includes arbitration costs and accrued interest on the award since December 20, 2022. The Final Judgment is accruing interest at the rate of 10 percent per annum, from March 16, 2023.

Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court (the “Bankruptcy Docket”), is available online at https://cases.stretto.com/sorrento, a website administered by Stretto, a third-party bankruptcy claims and noticing agent. The information on that website is not incorporated by reference into, and does not constitute part of, this Quarterly Report on Form 10-Q. For a full description of the Chapter 11 Cases and the proceedings therein, you may review the Bankruptcy Docket.

Debtor-in-Possession Financing

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 22, 2023 (the “February 22 Form 8-K”), on February 19, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) provided the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet.

As previously disclosed in the February 22 Form 8-K, at a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) approving the DIP Facility on an interim basis and providing the Debtors with the necessary liquidity to continue to operate in Chapter 11. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the DIP Term Sheet, the Debtors were authorized to make a single, initial draw of $30,000,000 on the DIP Facility (the “Initial Draw”). The Debtors then negotiated definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “DIP Credit Agreement”) and other documents evidencing the DIP Facility (collectively with the DIP Credit Agreement, the “DIP Documents”).

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 31, 2023, after a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order (the “Final DIP Order”) approving the DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the DIP Facility (subject to the terms, conditions, and covenants set forth in the DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the DIP Lender, and the Debtors and DIP Lender proceeded to enter into the DIP Documents on March 30, 2023. Among other terms, the DIP Facility bears interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month). The Debtors are required to pay to the DIP Lender a commitment fee equal to 2.5% of the total amount of the DIP Commitment (which was paid out of the Initial Draw), a funding fee equal to 2.5% of the amount of each draw and upon repayment or satisfaction of the DIP Loans (in whole or in part), an exit fee equal to 7% of the total amount of the DIP Commitments and other fees and charges as described in the DIP Documents. The DIP Facility is secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Final DIP Order).

The DIP Facility matures on the earliest of: (i) July 31, 2023; (ii) the effective date of any chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the DIP Term Sheet); (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; and (vi) and (vi) forty-five (45) days after the filing of the DIP Motion (or such later date as agreed to by the DIP Lender), unless the Final Order has been entered by the Bankruptcy Court on or prior to such date. The DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a chapter 11 plan.

As of March 31, 2023, the total outstanding principal balance on the DIP Facility was $30.0 million. Upon receipt of the Initial Draw, we recorded certain lender fees as described above of $7.9 million. We also recorded $0.4 million in interest expense relating to the per annum rate equal to 14% payable in cash during the three months ended March 31, 2023. Subsequent to March 31, 2023, we received an additional draw from the DIP Facility of $20.0 million.

Creditor and Equity Holder Committees

On February 28, 2023, the Office of the United States Trustee (the “U.S. Trustee”) appointed an Official Committee of Unsecured Creditors, which was reconstituted on March 28, 2023. The purpose of the Official Committee of Unsecured Creditors is to represent the interests of our unsecured creditors. On April 10, 2023, the U.S. Trustee appointed an Official Committee of Equity Security Holders, which was reconstituted on April 14, 2023. The purpose of the Official Committee of Equity Security Holders is to represent the interests of our equity security holders.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of March 31, 2023, no executory contracts or leases were filed with the Bankruptcy Court to assume, amend or reject certain executory contracts and unexpired leases.

Claims Reconciliation

The Debtors are in the process of reviewing, investigating, and reconciling proofs of claims filed against the Debtors with the amounts reflected in their books and records. The Debtors will continue the claims reconciliation process and object, as necessary, to asserted claims, including on the basis that they have been amended or superseded by subsequently filed proofs of claims, are without merit, have already been paid, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the

Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As part of its ongoing review, the Company is not aware of any claims that may require a material adjustment to the accounts and balances as reported as of March 31, 2023.

Bid Procedures

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 20, 2023, on April 14, 2023, the Bankruptcy Court entered an order approving procedures for the Debtors to conduct a dual-track (i) financing process for the potential raising of debt, equity, or hybrid financing or consummation of a restructuring transaction through a chapter 11 plan of reorganization and (ii) marketing process for the sale or disposition of all or any portion of the Debtors’ assets under section 363 of the Bankruptcy Code, including (x) the Debtors’ equity interests in its non-debtor subsidiaries, including, but not limited to, Scilex Holding, and (y) the Debtors’ other assets.

Listing

On February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock will be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues.

	Three Months Ended March 31,		Increase (decrease)
	2023	2022	$	%
	(in thousands, except percentages)
Sorrento Therapeutics segment
Product revenues	$15	$3,178	$(3,163)	-100%
Service revenues	5,654	8,395	(2,741)	(33%)
Total revenues	$5,669	$11,573	$(5,904)	(51%)
Scilex segment
Product revenues	$10,582	$6,812	$3,770	55%
Total revenues	$16,251	$18,385	$(2,134)	(12%)

The decrease in revenues in our Sorrento Therapeutics segment was attributed to lower COVISTIX™ product sales, lower contract manufacturing service revenues and lower other service revenues compared to the same period of the prior year.

The increase in revenues in our Scilex segment was driven by an increase in gross product sales of ZTlido® by approximately 49%, offset by an increase in rebates.

Cost of Revenues.

	Ended March 31,		Increase
	2023	2022	$	%
	(in thousands, except percentages)
Sorrento Therapeutics segment	$1,595	$4,614	$(3,019)	(65%)
Scilex segment	3,591	1,144	2,447	214%
Total cost of revenues	$5,186	$5,758	$(572)	(10%)

Cost of revenues relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

The decrease in cost of revenues in our Sorrento Therapeutics segment was consistent with the decrease in revenues.

The increase in cost of revenues in our Scilex segment was primarily due to an increase in gross revenue of approximately 49% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and a royalty expense of $2.1 million in the three months ended March 31, 2023 that started to accrue in the second quarter of 2022.

Research and Development (“R&D”) Expenses.

	Ended March 31,		Increase (decrease)
	2023	2022	$	%
	(in thousands, except percentages)
Sorrento Therapeutics segment	$41,069	$61,346	$(20,277)	(33%)
Scilex segment	2,736	2,631	105	4%
Total research and development expenses	$43,805	$63,977	$(20,172)	(32%)

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

Due to the ever-changing SARS-CoV-2 virus evading antibody-mediated immunity and the reduced severity of the COVID pandemic worldwide, we re-prioritized our R&D efforts and reduced expenditures on our COVID-related diagnostics, vaccine and antibody-based therapeutics, as well as our earlier stage immuno-oncology pre-clinical and clinical programs. We utilized the R&D expense reduction to focus on late-stage clinical product candidate development.

The following table summarizes our R&D expenses by program for the quarters ended March 31, 2023 and 2022:

Dollars in thousands	Three Months Ended March 31,		Increase (decrease)
Type of expense	2023	2022	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$3,006	$1,013	$1,993	197%
Resiniferatoxin (“RTX”)	1,466	1,520	(54)	-4%
COVID-19 therapies and diagnostics, excluding Abivertinib	3,465	10,526	(7,061)	-67%
Immuno-oncology and other programs	2,125	9,392	(7,267)	-77%
Total third party clinical and pre-clinical R&D expenses by program	10,062	22,451	(12,389)	-55%
Laboratory supplies and R&D materials expenses	4,781	9,529	(4,748)	-50%
Salary, consulting and other personnel costs	14,602	14,613	(11)	0%
Non-cash share-based compensation expenses	2,460	3,190	(730)	-23%
Facility, depreciation and other expenses	9,164	11,563	(2,399)	-21%
Total research and development expenses - Sorrento Therapeutics segment	41,069	61,346	(20,277)	-33%
Total research and development expenses - Scilex segment	2,736	2,631	105	4%
Total research and development expenses	$43,805	$63,977	$(20,172)	-32%

Acquired In-process Research and Development Expenses.

There were no acquired in-process research and development expenses during the three months ended March 31, 2023. Acquired in-process research and development expenses during the three months ended March 31, 2022 totaled $12.3 million, which included $11.7 million related to our acquisition of Virex Health, Inc.

Selling, General and Administrative (“SG&A”) Expenses.

	Ended March 31,		Increase (decrease)
	2023	2022	$	%
	(in thousands, except percentages)
Sorrento Therapeutics segment	$27,675	$33,419	$(5,744)	(17%)
Scilex segment	27,305	10,908	16,397	150%
Total sales, general and administrative expenses	$54,980	$44,327	$10,653	24%

SG&A expenses relate to salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

The decrease in SG&A expenses in our Sorrento Therapeutics segment was attributed to lower professional fees, including a decrease in legal and consulting costs of $3.2 million, lower stock-based compensation expenses of $4.1 million and lower personnel costs of $0.7 million. Infrastructure-related and other expenses increased by $2.3 million compared to the prior year.

The increase in SG&A expenses in our Scilex segment was attributed to increases of $5.1 million in legal expenses, $4.2 million in personnel and stock-based compensation, $3.3 million in consulting, $1.8 million in contracted services, $1.0 million in marketing, and $1.0 million in other expenses.

Increase (decrease) on contingent consideration. We recorded a loss on contingent consideration of $3.8 million and a gain on contingent consideration of $2.1 million during the three months ended March 31, 2023 and 2022, respectively, which was attributed to the change in fair value of the Earn-Out Consideration associated with the acquisition of ACEA.

Reorganization items, net. The $20.2 million increase in reorganization items, net was related to our Chapter 11 Cases. The costs are primarily related to legal and professional fees and financing costs incurred relating to the DIP Facility.

Loss on impairment of intangible assets. Loss on impairment of intangible assets for the three months ended March 31, 2023 was $11.9 million and attributed to the impairment of in-process research and development assets acquired from SmartPharm Therapeutics, Inc. in 2020.

Loss (gain) on Derivative Liabilities. Loss on derivative liabilities for the three months ended March 31, 2023 was $1.3 million and was attributed to the change in fair value of the Private Placement Warrants as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Gain on derivative liabilities for the three months ended March 31, 2022 was $7.5 million and was attributed to revised probabilities and revised sales forecasts as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Marketable Investments. Loss on marketable investments reflects $13.7 million of unrealized losses related to the change in fair value of our shares of Celularity Inc. (Nasdaq: CELU) (“Celularity”).

Loss on debt extinguishment. Loss of debt extinguishment during the three months ended March 31, 2023 was attributed to repayments made on the September Bridge Loan (as defined below). During the three months ended March 31, 2022, we recorded a loss on debt extinguishment of $4.8 million in connection with repurchases of outstanding principal on the Scilex Notes.

Interest Expense, net. Interest expense for the three months ended March 31, 2023 and 2022 was $1.1 million and $3.2 million, respectively. The decrease was attributed to the repayment of the Scilex Pharma Notes in September 2022.

Income Tax Expense. Income tax expense for the three months ended March 31, 2023 and 2022 was $11.5 million and $1.5 million, respectively. The increase in income tax expense was primarily attributable to gain recognized on distribution of stock of Scilex Holding offset by changes in valuation allowance.

Net Loss. Net loss for the three months ended March 31, 2023 and 2022 was $154.6 million and $40.5 million, respectively.

Liquidity and Capital Resources

Voluntary Filing Under Chapter 11

We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. However, for the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. For a discussion of our ongoing bankruptcy proceedings, see Note 1 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

As of March 31, 2023, we had $37.7 million in cash and cash equivalents attributable in part to proceeds from the following arrangements and agreements.

Debt Financings

DIP Facility

As of March 31, 2023, the total outstanding principal balance on the DIP Facility was $30.0 million. Subsequent to March 31, 2023, we received an additional draw from the DIP Facility of $20.0 million. See Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Scilex Holding Convertible Debentures

As of March 31, 2023, Scilex Holding had $9.6 million of Convertible Debentures outstanding pursuant to the Securities Purchase Agreement (see Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information).

ACEA Significant Debt Arrangements

The outstanding principal amount under ACEA significant debt arrangements assumed in connection with our 2021 acquisition of ACEA was $26.9 million as of March 31, 2023. The ACEA significant debt arrangements are comprised of a series of loans with maturity dates that range from range from December 31, 2024 to December 31, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

September Bridge Loan

On September 30, 2022, we entered into a bridge loan pursuant to which we borrowed $41.6 million (the “September Bridge Loan”). We repaid $36.0 million of the September Bridge Loan during the fourth quarter of 2022. We repaid the remaining balance of $5.7 million in January 2023.

Marketable Investments

As of March 31, 2023, we owned 20,422,124 shares of Class A Common Stock of Celularity (Nasdaq: CELU).

Equity Financings

Yorkville Standby Equity Purchase Agreements

On February 8, 2023, Scilex Holding entered into the A&R Yorkville Purchase Agreement with Yorkville, pursuant to which Scilex Holding has the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of its common stock at its request during the 36 months following the date on which the initial registration statement filed with respect to the shares of common stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and Scilex Holding is now able to offer and sell shares of its common stock under that agreement, subject to the limitations set forth therein.

On January 8, 2023, Scilex Holding entered into a Standby Equity Purchase Agreement (the “B. Riley Purchase Agreement”) with B. Riley principal Capital II, LLC (“B. Riley”) (together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”), pursuant to which Scilex Holding has the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of its common stock at Scilex Holding’s sole and absolute discretion during the 36 months following the date on which the initial registration statement filed with respect to the shares of common stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed by Scilex Holding with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and Scilex Holding is now able to offer and sell shares of its common stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures.

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

Cash Flow Summary

	March 31, 2023	March 31, 2022
	(in thousands)
Net cash provided by (used by)
Operating activities	$(49,459)	$(83,360)
Investing activities	$1,684	$(13,664)
Financing activities	$61,196	$173,369

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

Cash Flows from Investing Activities. Net cash provided by investing activities was primarily attributed to the buyback of our 49% equity interest in Zhengzhou Fortune Bioscience Co., Ltd. for net proceeds of approximately $1.8 million.

Cash Flows from Financing Activities. Cash from financing activities reflects net proceeds from the DIP Facility of $27.3 million, proceeds from the Scilex Convertible Debentures of $9.6 million, proceeds from other short-term debt of $4.9 million, proceeds from equity offerings of $23.0 million, and repayments of debt and other obligations of $3.6 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, and there have been no material changes during the three months ended March 31, 2023.

Adoption of ASC 852

Beginning on the Petition Date, we applied Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Consolidated Statements of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of March 31, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Material Cash Requirements

As of March 31, 2023, there were no material changes outside of the ordinary course of business, other than the following, in our outstanding material contractual obligations from those disclosed under the heading “Material Cash Requirements” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023:

•
Short-term debt of $30.0 million related to the DIP Facility as discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•

$9.6 million of Scilex Holding Convertible Debentures outstanding as discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with FASB Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The adoption of the standard beginning January 1, 2023 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2023 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. However, we believe the consolidated financial statements included in this Form 10-Q for the three months ended March 31, 2023 fairly present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, as a result of our former Chief Financial Officer`s passing in early 2022 as well as other considerations, management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental accounting areas. As a result, we identified certain of our control activities were deficient and the combination of the aforementioned deficiencies were deemed to represent a material weakness in our internal control over financial reporting as of December 31, 2021. While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such, our management concluded the aforementioned material weakness had not been remediated as of December 31, 2022. As a result, certain of our control activities in the areas of revenue, business combinations, investments, debt, derivative liabilities, intangibles and contingent consideration did not operate effectively and have been deemed deficient and the combination of the aforementioned deficiencies represented a material weakness in our internal control over financial reporting as of December 31, 2022.

During the quarter ended March 31, 2023, we continued to evaluate, and for the remainder of the fiscal year ending December 31, 2023, we will continue evaluating, our remediation measures as described above to determine if such measures have been effectively implemented and will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with the accounting principles generally accepted in the United States. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

Changes in Internal Control over Financial Reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except for the controls and procedures being implemented and evaluated as described above, there has been no change to our internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed above, a material weakness was identified in our internal control over financial reporting as of December 31, 2022. Our plans for remediating such material weakness, enumerated above, will continue to constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Litigation” set forth in Note 10 in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, in Part I –Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to our Bankruptcy

We are in the process of Chapter 11 reorganization cases under the United States Bankruptcy Code, which may cause our common stock to decrease in value and may eventually render our common stock worthless. For a full description of the terms and conditions of the DIP Facility, you should refer to the Bankruptcy Docket.

As previously disclosed, on February 13, 2023, we and our wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together, the “Debtors”), filed voluntary petitions seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered by the Bankruptcy Code under the caption In re Sorrento Therapeutics, Inc., et al. (Case No. 23-90085) (the “Chapter 11 Cases”). Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock, as the price of our common stock may decrease in value or become worthless. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon, among other things, our ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases and the value of our assets. Although we cannot predict how our common stock will be treated under a plan, we expect that common stockholders would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. Consequently, there is a risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

• our ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases;

• the high costs of bankruptcy cases and related fees;

• our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

• our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

• our ability to maintain contracts that are critical to our operations;

• our ability to execute competitive contracts with third parties;

• our ability to attract, motivate and retain key employees;

• the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

• our ability to retain our current management team;

• the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 liquidation proceeding, and the costs and expenses associated with any such a conversion including, but not limited to, costs and expenses that would receive a priority over claims and expenses incurred in the Chapter 11 Cases; and

• the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that same will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, it will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.

Any plan of reorganization may affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, a plan of reorganization will rely upon financial projections developed by us with the assistance of our financial advisor/investment banker, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (1) our ability to substantially change our capital structure, (2) our ability to obtain adequate liquidity and financing sources, (3) our ability to maintain clients’, investors’ and strategic partners’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (4) our ability to retain key employees and (5) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that may be contemplated by a plan of reorganization, even if confirmed by the Bankruptcy Court and implemented by us, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if a plan of reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if a plan of reorganization is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that any plan of reorganization would achieve our stated goals. Furthermore, even if our debts were reduced or discharged through any plan of reorganization, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, any plan of reorganization may not become effective or implemented and, thus, we cannot assure you of our ability to continue as a going concern, even if a plan of reorganization is confirmed.

The DIP Facility has substantial restrictions and financial covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

In connection with the Chapter 11 Cases and in order to provide required liquidity during the Chapter 11 process, on February 19, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “DIP Term Sheet”) with JMB Capital, pursuant to which JMB Capital Partners Lending, LLC (“JMB Capital” or the “DIP Lender”) (or its designees or its assignees) are providing the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “DIP Facility”), subject to the terms and conditions set forth in the DIP Term Sheet. After a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order (the “Final DIP Order”) approving the DIP Facility on a final basis.

In addition to customary affirmative and negative covenant obligations, the DIP Facility requires the Debtors to comply with a weekly operating budget, subject to certain permitted variances.

If the Debtors are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code and the debtor liquidated.

Upon a showing of cause, the Bankruptcy Court may convert a Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code (“Chapter 7”). In such event, our business operations would generally cease and a Chapter 7 trustee would be appointed to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Holders of our common stock would lose their entire investment in a Chapter 7 bankruptcy.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization, certain exceptions may arise. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post‑reorganization basis.

If we operate under the Bankruptcy Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Our being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. These fees and expenses will take a priority over many other claims and expenses. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing and future debt and security holders, including holders of our common stock.

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stockholders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $2,099.1 million and $1,959.4 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19-related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-1558 (SARS-CoV-2 Oral Mpro inhibitor), and STI-8282 (COVI-MSC), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Risks Related to Our Business and Industry

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. For example, on April 3, 2019, we filed two legal actions against, among others, Patrick Soon-Shiong and entities controlled by him, asserting claims for, among other things, fraud and breach of contract, arising out of Dr. Soon-Shiong’s purchase of the drug Cynviloq™ from our company in May 2015. The actions allege that Dr. Soon-Shiong and the other defendants, among other things, acquired the drug Cynviloq™ for the purpose of halting its progression to the market. On December 20, 2022, the arbitrator in the arbitration related to breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between us and NantPharma, LLC, related to the development of the cancer drug Cynviloq™ issued an award (the “Cynviloq Award”) granting contractual damages of $125 million to us, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers. On December 2, 2022, the arbitrator in the arbitration before the American Arbitration Association against NantCell, Inc. (“NantCell”) and Immunotherapy NANTibody LLC (“NANTibody”) relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between us NantCell and the June 11, 2015 Exclusive License Agreement entered into between us and NANTibody, issued an award (the “Antibody Award”) granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum (the “Award”). On December 21, 2022, the Los Angeles Superior Court entered judgment upon the Antibody Award and ordered us to pay to the Nant Entities the amounts awarded in the Antibody Award. On February 8, 2023, the Los Angeles Superior Court stayed enforcement of the Antibody Award judgment for 70 days only to the extent that the Antibody Award judgment exceeds the approximately $50.0 million difference between the amount of the Antibody Award and the amount of the Cynviloq Award. On March 16, 2023, the Los Angeles Superior Court granted our motion to confirm the Cynviloq Award. As an additional example, on May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action against us, our President, Chief Executive Officer and Chairman of the Board of Directors, Henry Ji, Ph.D., and our SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D., alleging that we, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection (the “Wasa Matter”). A second putative federal securities class action was filed in the U.S. District Court for the Southern District of California against the same defendants alleging the same claims and seeking the same relief, which matter was consolidated by the U.S. District Court for the Southern District of California with the Wasa Matter (the “Consolidated Matter”). On June 3, 2022, judgment was entered in the favor of defendants in the Consolidated Matter. Plaintiff in the Consolidated Matter appealed the judgment in late June 2022 and filed its opening appellate brief in October 2022. The defendants in the Consolidated Matter, as appellees, filed their answering brief in December 2022, and the appellant filed a response in January 2023. The Consolidated Matter is still pending. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. While we intend to pursue any claims made by us, or defend against any claims brought against us, vigorously, we cannot predict the outcomes of such claims. Any failure to prevail in any claims made by us or any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 3, 2022 to December 30, 2022, our closing stock price ranged from $0.73 to $4.84 per share and from January 3, 2023 to May 1, 2023, our closing stock price ranged from $0.17 to $1.19. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Moreover, on February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock will be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”. We can provide no assurance that our common stock will continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

The market price of Scilex Holding’s common stock and warrants may fluctuate significantly, and we may lose all or part of our investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. From November 11, 2022, the first day Scilex Holding’s common stock and warrants were listed on the Nasdaq Capital Market, to May 1, 2023, the closing price of Scilex Holding’s common stock ranged from $2.87 to $14.80 and the closing price of Scilex Holding’s warrants ranged from $0.16 to $3.51. The market price of Scilex Holding’s common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our and Scilex Holding’s control, and may include those described in the risk factor above under the heading “The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.” Price volatility of Scilex Holding’s common stock and warrants may affect the value of our investment in Scilex Holding, which could have a material adverse effect on our stock price and our business, prospects, operating results, and financial condition.

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

During the fiscal year ending 2023, we will continue evaluating our remediation measures as described above to determine if such measures have been effectively implemented and will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We cannot assure you that the measures we have taken to date or any measures we may take in response to the material weakness in the future will be sufficient to remediate such material weakness or to avoid potential future material weaknesses. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance. Even if we develop effective controls, these new controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

10.1

Senior Secured, Super-Priority Debtor-In-Possession Loan and Security Agreement, dated March 30, 2023, by and among Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc., and JMB Capital Partners Lending, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

31.1	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Henry Ji, Ph.D., Principal Executive Officer and Elizabeth Czerepak, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in Inline Extensible Business Reporting Language (iXBRL) (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sorrento Therapeutics, Inc.

Date:	May 15, 2023	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	May 15, 2023	By:	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)