Form 10-Q
period 2023-06-30
Sorrento Therapeutics, Inc.
filed 2023-08-14
CIK 850261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of August 8, 2023 was 551,281,154.

Sorrento Therapeutics, Inc.

Form 10-Q for the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts; unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$69,749	$23,634
Marketable investments	10,886	26,344
Accounts receivables, net	32,725	24,469
Inventory	9,651	9,976
Prepaid expenses	5,222	8,807
Other current assets	4,878	3,143
Total current assets	133,111	96,373
Property and equipment, net	53,237	51,971
Operating lease right-of-use assets	53,408	86,464
Intangibles, net	122,283	136,902
Goodwill	80,269	80,269
Equity investments	12,008	17,176
Other assets, net	2,376	3,685
Total assets	456,692	472,840
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,554	$47,515
Accrued payroll and related benefits	6,964	7,884
Accrued expenses and other current liabilities	91,924	58,456
Accrued legal settlements	—	174,752
Current portion of deferred revenue	256	652
Current portion of operating lease liabilities	13,051	13,880
Current portion of contingent consideration	397	397
Acquisition consideration	515	7,800
Income tax payable	12,926	300
Current portion of debt	120,362	16,286
Total current liabilities	264,949	327,922
Long-term debt, net of discount	21,741	19,130
Deferred tax liabilities, net	238	591
Deferred revenue	896	7,098
Derivative liabilities	1,600	300
Operating lease liabilities	52,446	85,208
Contingent consideration	550	48,949
Other long-term liabilities	3,305	5,311
Total liabilities not subject to compromise	345,725	494,509
Liabilities subject to compromise	308,923	—
Total liabilities	654,648	494,509
Commitments and contingencies (See Note 10)
Equity (Deficit):
Sorrento Therapeutics, Inc. equity (deficit)
Common stock, $0.0001 par value 750,000,000 shares authorized and 551,281,154 and 522,817,137 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	55	52
Additional paid-in capital	2,036,331	1,988,753
Accumulated other comprehensive income	2,240	1,501
Accumulated deficit	(2,194,275)	(1,959,447)
Treasury stock, 7,568,182 shares at cost at June 30, 2023, and December 31, 2022	(49,464)	(49,464)
Total Sorrento Therapeutics, Inc. stockholders’ deficit	(205,113)	(18,605)
Noncontrolling interests	7,157	(3,064)
Total deficit	(197,956)	(21,669)
Total liabilities and stockholders’ equity (deficit)	$456,692	$472,840

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenues	$12,605	$8,591	$23,202	$18,582
Service revenues	2,420	2,870	8,074	11,263
Total revenues	15,025	11,461	31,276	29,845
Operating costs and expenses:
Cost of products sold	6,564	3,393	10,445	6,270
Cost of services	1,889	2,311	3,193	5,191
Research and development	33,271	48,467	77,076	112,193
Acquired in-process research and development	—	—	—	12,272
Selling, general and administrative	48,941	48,136	103,920	92,714
Intangible amortization	1,127	1,035	2,254	2,069
Increase (decrease) on contingent consideration	—	(64,300)	3,800	(66,400)
Loss on impairment of intangible assets	466	90,780	12,366	90,780
Legal settlement	—	—	1,797	—
Total operating costs and expenses	92,258	129,822	214,851	255,089
Loss from operations	(77,233)	(118,361)	(183,575)	(225,244)
(Loss) gain on derivative liabilities	(20)	(2,700)	(1,300)	4,800
Loss on marketable and equity investments	(1,777)	(95,492)	(15,460)	(26,958)
Loss on debt extinguishment, net	—	(471)	(40)	(5,732)
Loss (gain) on foreign currency exchange	157	(561)	153	(165)
Interest expense, net	(2,668)	(2,314)	(3,800)	(5,563)
Other loss	(4,321)	(700)	(4,299)	(683)
Reorganization items, net	(22,003)	—	(42,235)	—
Loss before income tax	(107,865)	(220,599)	(250,556)	(259,545)
Income tax expense (benefit)	671	(1,050)	12,139	413
Gain (loss) on equity method investments	—	72	(368)	(59)
Net loss	(108,536)	(219,477)	(263,063)	(260,017)
Net loss attributable to noncontrolling interests	(13,324)	(718)	(28,334)	(443)
Net loss attributable to Sorrento	$(95,212)	$(218,759)	$(234,729)	$(259,574)
Net loss per share - basic per share attributable to Sorrento	$(0.17)	$(0.54)	$(0.43)	$(0.70)
Net loss per share - diluted per share attributable to Sorrento	$(0.17)	$(0.54)	$(0.43)	$(0.70)
Weighted-average shares used during period - basic shares attributable to Sorrento	551,281	402,801	547,232	370,144
Weighted-average shares used during period - diluted shares attributable to Sorrento	551,281	402,801	547,232	370,144

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(108,536)	$(219,477)	$(263,063)	$(260,017)
Other comprehensive income:
Foreign currency translation adjustments	414	1,060	739	837
Total other comprehensive income	414	1,060	739	837
Comprehensive loss	(108,122)	(218,417)	(262,324)	(259,180)
Comprehensive loss attributable to noncontrolling interests	(13,324)	(718)	(28,334)	(443)
Comprehensive loss attributable to Sorrento	$(94,798)	$(217,699)	$(233,990)	$(258,737)

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands; unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2022	522,817	$52	7,568	$(49,464)	$1,988,753	$1,501	$(1,959,447)	$(3,064)	$(21,669)
Issuance of common stock for equity offerings	28,336	3	—	—	28,366	—	—	—	28,369
Other acquisitions, license agreements and investments paid in equity	128	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	18,311	—	—	—	18,311
Scilex Holding dividend	—	—	—	—	(14,282)	—	—	14,282	—
Scilex Holding equity issuances	—	—	—	—	—	—	—	1,870	1,870
Foreign currency translation adjustment	—	—	—	—	—	325	—	—	325
Net loss	—	—	—	—	—	—	(139,616)	(15,010)	(154,626)
Balance, March 31, 2023	551,281	$55	7,568	$(49,464)	$2,021,148	$1,826	$(2,099,063)	$(1,922)	$(127,420)
Issuance of common stock for equity offerings	—	—	—	—	—	—	—	—	—
Other acquisitions, license agreements and investments paid in equity	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,183	—	—	—	15,183
Scilex Holding equity issuances	—	—	—	—	—	—	—	22,403	22,403
Foreign currency translation adjustment	—	—	—	—	—	414	—	—	414
Net loss	—	—	—	—	—	—	(95,212)	(13,324)	(108,536)
Balance, June 30, 2023	551,281	$55	7,568	$(49,464)	$2,036,331	$2,240	$(2,194,275)	$7,157	$(197,956)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock			Accumulated
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total
Balance, December 31, 2021	314,573	$32	7,568	$(49,464)	$1,513,758	$1,026	$(1,386,604)	$(619)	$78,129
Issuance of common stock under equity compensation plans	438	—	—	—	132	—	—	—	132
Issuance of common stock for equity offerings	58,875	6	—	—	164,431	—	—	—	164,437
Acquisitions consideration paid in equity	1,282	—	—	—	4,435	—	—	—	4,435
Stock-based compensation	—	—	—	—	20,854	—	—	—	20,854
Foreign currency translation adjustment	—	—	—	—	—	(1,249)	—	—	(1,249)
Net loss	—	—	—	—	—	—	(40,815)	275	(40,540)
Balance, March 31, 2022	375,168	$38	7,568	$(49,464)	$1,703,610	$(223)	$(1,427,419)	$(344)	$226,198
Issuance of common stock under equity compensation plans	544	—	—	—	668	—	—	—	668
Issuance of common stock for equity offerings	60,707	6	—	—	104,163	—	—	—	104,169
Stock-based compensation	—	—	—	—	18,369	—	—	—	18,369
Changes to noncontrolling interests	—	(26)	—	—	—	—	—	4,802	4,776
Foreign currency translation adjustment	—	—	—	—	—	1,060	—	—	1,060
Net loss	—	—	—	—	—	—	(218,759)	(718)	(219,477)
Balance, June 30, 2022	436,419	$18	7,568	$(49,464)	$1,826,810	$837	$(1,646,178)	$3,740	$135,763

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30,
Operating activities	2023	2022
Net loss	$(263,063)	$(260,017)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	7,216	6,534
Non-cash operating lease cost	3,425	2,176
Non-cash interest expense and amortization of debt issuance costs	1,179	4,892
Payment on notes attributed to accreted interest related to the debt discounts	—	(22,057)
Acquired in-process research and development	—	12,271
Loss on write-off of leasehold improvements	386	—
Stock-based compensation	33,476	39,116
Loss on debt extinguishment, net	40	5,732
Loss (gain) on derivative liabilities	1,300	(4,800)
Loss on marketable and equity investments	15,460	26,958
Loss on equity method investments	368	59
Write-off obsolete inventory	2,155	—
Change in fair value of convertible notes	3,748	—
DIP Facility upfront lender fees and debt issuance costs	4,037	—
DIP Facility Exit Fee	5,250	—
Increase (decrease) on contingent consideration	3,800	(66,400)
Loss on impairment of intangible assets	12,366	90,780
Deferred income taxes	(353)	(671)
Changes in operating assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(8,256)	(2,389)
Inventory	(1,831)	(11,375)
Accrued payroll	(902)	6,989
Prepaid expenses, deposits and other assets	3,156	4,280
Accounts payable	25,142	1,427
Accrued expenses and other liabilities	35,974	3,976
Deferred revenue	361	(1,587)
Accrued legal settlements	1,797	—
Income tax payable	12,626	—
Other	(3,975)	(242)
Net cash used for operating activities	(105,118)	(164,348)
Investing activities
Purchases of property and equipment	(226)	(5,298)
Virex Health acquisition consideration paid in cash, net of cash acquired	—	(6,544)
Proceeds received from exit of FortuneBio investment	1,770	—
Other acquisitions and investments considerations paid in cash	—	(3,550)
Net cash provided by (used for) investing activities	1,544	(15,392)
Financing activities
Proceeds from equity offerings, net of issuance costs	20,786	268,581
Proceeds from DIP Facility, net of lender fees and debt issuance costs	70,963	—
Proceeds from other short-term debt, net of issuance costs	6,859	57,093
Proceeds from issuance of Scilex shares	16,166	—
Proceeds from issuance of Scilex convertible debentures	24,000	—
Proceeds from Scilex eCapital-revolver	17,158	—
Proceeds from exercises of stock options and warrants	745	805
Repayments of debt and other obligations	(5,285)	(111,339)
Transaction costs related to Business Combination	(1,372)	—
Payments of dividends	(11)	—
Net cash provided by financing activities	150,009	215,140
Net change in cash, cash equivalents and restricted cash	46,435	35,400
Net effect of exchange rate changes on cash	(320)	(1,720)
Cash, cash equivalents and restricted cash at beginning of period	23,634	36,665
Cash, cash equivalents and restricted cash at end of period	$69,749	$70,345
Supplemental disclosures:
Cash paid during the period for:
Interest	2,228	234
Income taxes	28	(31)
Professional fees paid for reorganization in operating activities	6,604	—
Supplemental disclosures of non-cash investing and financing activities:
Stock dividends	(14,282)	—
DIP Facility Exit Fee incurred but not paid	5,250	—
Virex Health acquisition consideration paid in equity	—	4,435
Deferred consideration for intangible asset acquisition	—	3,650
Bridge Loan settlement through ATM proceeds	6,166	—
Property and equipment costs incurred but not paid	6,388	950

See accompanying notes to unaudited consolidated financial statements

SORRENTO THERAPEUTICS, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Voluntary Filing Under Chapter 11

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2023, on February 13, 2023 (the “Petition Date”), the Company and its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with the Company, the “Debtors”), commenced voluntary proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered by the Bankruptcy Court under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). The Debtors continue to operate their business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On February 28, 2023, the Office of the United States Trustee (the “U.S. Trustee”) appointed an Official Committee of Unsecured Creditors, which was reconstituted on March 28, 2023, June 7, 2023 and July 28, 2023. The purpose of the Official Committee of Unsecured Creditors is to represent the interests of the Debtors’ unsecured creditors. On April 10, 2023, the U.S. Trustee appointed an Official Committee of Equity Security Holders, which was reconstituted on April 14, 2023. The purpose of the Official Committee of Equity Security Holders is to represent the interests of the Debtors’ equity security holders.

Nant Arbitration / Mediation

Prior to commencing the Chapter 11 Cases, the Company had engaged in arbitration before the American Arbitration Association against NantPharma, LLC (“NantPharma”) relating to breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between the Company and NantPharma related to the development of the cancer drug Cynviloq™ (the “Cynviloq Arbitration”). In April 2019, the Company filed an action in the Los Angeles Superior Court (the “Court”) derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc. (“NantCell”) and Patrick Soon-Shiong, among others, related to alleged breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between the Company and NantCell (the “Derivative Action”). The suit alleges breaches of fiduciary duties and seeks, among other things, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring its equity method investment in NANTibody to its invested amount as of June 30, 2017 of $40.0 million.

Additionally, in 2020, the Company filed a legal action against Patrick Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud alleging that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. This action is pending.

The Company had also engaged in arbitration before the American Arbitration Association against NantCell and NANTibody relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between the Company and NantCell and the June 11, 2015 Exclusive License Agreement entered into between the Company and NANTibody (the “NantCell/NANTibody Arbitration”).

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

On March 16, 2023, the Court granted the Company’s motion to confirm the award in the Cynviloq Arbitration over NantPharma’s opposition. On April 7, 2023, the Court entered final judgment (the “Final Judgment”) upon the confirmed award in the Company’s favor in the amount of $127,686,210, which includes arbitration costs and accrued interest on the award since December 20, 2022. The Final Judgment is accruing interest at the rate of 10 percent per annum from March 16, 2023.

Following mediation in the Chapter 11 Cases, the Company reached a settlement with NantPharma, NantCell and NANTibody (along with their related parties) (collectively, the “Nant Parties”) regarding the Nant Award, the Cynviloq Award, and other legal causes of action (the “Nant Settlement”)—subject to Bankruptcy Court approval. Under the settlement, either (i) the Company will pay NantCell and NANTIbody in full in cash by August 31, 2023 to satisfy the Nant Award (the “Nant Settlement Payments”) and the Company and the Nant Parties will retain all their other respective claims and causes of action, joint venture interests, and royalty rights and obligations, or (ii) if the Company does not make the Nant Settlement Payments, then the Company and the Nant Parties will mutually release each other from any and all claims and causes of action, the Company will transfer its joint venture interests (and rights related thereto) in certain Nant Parties to the Nant Parties, and the Company will receive $1.5 million from the Nant Parties in exchange for a release of the Company’s royalty rights to PD-L1 (and address certain rights and obligations related thereto). In the interim, the Company and the Nant Parties have agreed to stay all litigation matters until August 31, 2023. A hearing for the Bankruptcy Court to consider approval of the settlement is currently scheduled for August 14, 2023.

Sale Procedures

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2023, on April 14, 2023, the Bankruptcy Court entered an order approving procedures for the Debtors to conduct a dual-track (i) financing process for the potential raising of debt, equity, or hybrid financing or consummation of a restructuring transaction through a Chapter 11 plan of reorganization and (ii) marketing process for the sale or disposition of all or any portion of the Debtors’ assets under section 363 of the Bankruptcy Code, including (x) the Debtors’ equity interests in its non-debtor subsidiaries, including, but not limited to, Scilex Holding Company (“Scilex Holding”), and (y) the Debtors’ other assets. The sale and financing process remains ongoing. As set forth in greater detail below, the Company has entered into a stalking horse purchase agreement for the sale of substantially all of the Company’s equity interests in Scilex Holding.

On April 27, 2023, the Bankruptcy Court entered an order providing that the Company may consummate one or more block sales of its shares of common stock of Scilex Holding without requiring any further approval from the Bankruptcy Court, subject to certain other conditions set forth in the order (namely, the prior approval from the Debtors’ lender in their Chapter 11 Cases, the Official Committee of Unsecured Creditors and the Official Committee of Equity Security Holders). As of August 10, 2023, the Debtors have not consummated any such block sales.

On June 12, 2023, the Bankruptcy Court also entered an order approving certain sale procedures for the Debtors to sell certain “de minimis” assets (up to $10 million in the aggregate) on an expedited basis and subject to certain notice and consent requirements (as applicable depending on the type of de minimis asset or stock). As of the date hereof, the Debtors have not consummated any such de minimis asset sales.

Debtor-In-Possession Financing - Senior DIP Facility

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2023 (the “February 22 Form 8-K”), on February 19, 2023, the Debtors executed that certain Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “Senior DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “Senior DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) provided the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “Senior DIP Facility”), subject to the terms and conditions set forth in the Senior DIP Term Sheet.

As previously disclosed in the February 22 Form 8-K, at a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court entered an interim order (the “Interim Senior DIP Order”) approving the Senior DIP Facility on an interim basis and providing the Debtors with liquidity to continue to operate during the Chapter 11 process. Upon entry of the Interim Senior DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Senior DIP Term Sheet, the Debtors were authorized to make a single, initial draw of $30,000,000 on the Senior DIP Facility (the “Senior Draw”). The Debtors then negotiated and executed definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement

(the “Senior DIP Credit Agreement”) and other documents evidencing the Senior DIP Facility (collectively with the Senior DIP Credit Agreement, the “Senior DIP Documents”).

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2023, after a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order (the “Final Senior DIP Order”) approving the Senior DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the Senior DIP Facility (subject to the terms, conditions, and covenants set forth in the Senior DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the Senior DIP Lender (as defined above), and the Debtors and Senior DIP Lender proceeded to enter into the Senior DIP Documents on March 30, 2023. The Senior DIP Facility matured on July 31, 2023 and was repaid in full on August 9, 2023 from proceeds from the Replacement DIP Facility (as defined below).

See Note 7 for further discussion of the key terms of the Senior DIP Facility.

Debtor-In-Possession Financing - Junior DIP Facility

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023, after a hearing before the Bankruptcy Court, on July 5, 2023, the Bankruptcy Court entered an interim order (the “Interim Junior DIP Order”) approving the Junior DIP Facility (as defined below) on an interim basis and providing the Company with liquidity to continue to operate during the Chapter 11 process. Upon entry of the Interim Junior DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Junior DIP Term Sheet, the Company was authorized to make (and did make) a single draw of the Junior DIP Facility (the “Junior Draw”), which is subject to a certain intercreditor and subordination agreement entered into by and among the Senior DIP Lender and the Junior DIP Lender (the “Subordination Agreement”). The Bankruptcy Court entered an order approving the Junior DIP Facility on a final basis (the “Final Junior DIP Order”) on July 27, 2023.

On July 5, 2023, the Company executed that certain Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions (the “Junior DIP Term Sheet”) with its subsidiary, Scilex Holding (the “Junior DIP Lender”), pursuant to which Scilex Holding (or its designees or its assignees) has provided the Company with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) $20,000,000 (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim Junior DIP Order) (the “Junior DIP Facility”), subject to the terms and conditions set forth in the Junior DIP Term Sheet. The Junior DIP Term Sheet grants to Scilex Holding a right of first refusal to provide any debtor-in-possession financing during the course of the Chapter 11 Cases to the Company occurring after the date of the Interim Junior DIP Order until the Chapter 11 Cases are concluded. In connection with the Junior DIP Term Sheet, Scilex Holding entered into the Subordination Agreement with the Senior DIP Lender, which specifies that the Junior DIP Facility is subordinated in right of payment to the Senior DIP Facility as more fully set forth therein. The Debtors negotiated and executed other definitive financing documentation, including a Junior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “Junior DIP Credit Agreement”) and other documents evidencing the Junior DIP Facility (collectively with the Junior DIP Credit Agreement, the “Junior DIP Documents”).

The Junior DIP Facility will bear interest at a per annum rate of 12.00% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Credit Agreement). Upon the occurrence and during the continuance of an event of default as defined in the Junior DIP Credit Agreement, the interest rate on outstanding DIP Loans (as defined in the Junior DIP Credit Agreement) would increase by 2.00% per annum. The commitment fee and the funding fee described above shall be payable upon the funding of the DIP Loans (as defined in the Junior DIP Credit Agreement), in each case as set forth in the Junior DIP Credit Agreement. Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Credit Agreement) in whole or in part, the Company shall pay to Scilex Holding in cash an exit fee equal to 2% of the aggregate principal amount of the Junior DIP Facility on the date of the Junior Draw.

The Junior DIP Facility matures on the earliest of: (i) September 30, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the Junior DIP Documents (each as defined in the Junior DIP Credit Agreement); and (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code. Further, in no event shall the Junior DIP Facility mature before the maturity date of the Senior DIP Facility obligations as in effect on the date of the Interim DIP Order. Pursuant to the terms of the Subordination Agreement, the Debtors’ obligations to the Junior DIP Lender under the Junior DIP Facility are subordinated to the obligations of the Debtors to the Senior DIP Lender on the terms and conditions set forth therein.

Debtor-In-Possession Financing - Replacement DIP Facility

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2023, after a hearing before the Bankruptcy Court, on August 7, 2023, the Bankruptcy Court entered a final order (the “Replacement DIP Order”) approving the Replacement DIP Facility (as defined below) on a final basis.

Oramed Pharmaceuticals Inc. (“Oramed” and, in its capacity as lender under the Replacement DIP Facility, the “Replacement DIP Lender”) has agreed to provide the Company with a non-amortizing super-priority debtor-in-possession term loan facility in an aggregate principal amount of $100,000,000 (the “Replacement DIP Facility” and together with the Junior DIP Facility, the “DIP Facilities”), pursuant to definitive financing documentation entered into on August 9, 2023, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “Replacement DIP Credit Agreement”) and other documents evidencing the Replacement DIP Facility (collectively with the Replacement DIP Credit Agreement, the “Replacement DIP Documents”). Upon entry of the Replacement DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Replacement DIP Documents, the Debtors were authorized to make (and did make) a single draw of the entire amount of the Replacement DIP Facility. The Debtors used the proceeds from the Replacement DIP Facility to, among other things, repay the Senior DIP Facility in full on August 9, 2023. After applying approximately $82 million of the proceeds from the Replacement DIP Facility to pay off the Senior DIP Facility in full, the remaining proceeds of the Replacement DIP Facility are expected to be used for working capital and other general corporate purposes of the Debtors, subject to the budgets contemplated in the Replacement DIP Credit Agreement, the payment of certain statutory fees and allowed professional fees of the Debtors, bankruptcy-related expenses and fees, expenses, interest and other amounts payable under the Replacement DIP Facility.

The Replacement DIP Facility bears interest at a per annum rate equal to 15%, payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month) and other fees and charges as described in the Replacement DIP Documents. The Replacement DIP Facility is secured by first-priority priming liens on substantially all of the Debtors’ assets (that prime, among other things, the liens under the Junior DIP Facility), subject to certain enumerated exceptions.

The Replacement DIP Facility matures on the earliest of: (i) October 15, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Obligations in accordance with (and as defined in) the Replacement DIP Credit Agreement; (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; (vi) the date of termination of the Stalking Horse Stock Purchase Agreement (as defined below) or other definitive documentation related to the subject matter thereof, solely in the event such termination results from a material breach of such documentation by any Loan Party (as defined in the Replacement DIP Credit Agreement) or other seller thereunder; and (vii) the date on which a “Trigger Event” (as defined in the Restated Certificate of Incorporation of Scilex Holding) has occurred. The Replacement DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

The Replacement DIP Credit Agreement contains customary conditions, affirmative and negative covenants and events of default for similar types of agreements. The Debtors have agreed to indemnify the Replacement DIP Lender against certain liabilities arising in connection with the Replacement DIP Facility.

Stalking Horse Stock Purchase Agreement

The Replacement DIP Order also approved that certain Stock Purchase Agreement, dated August 7, 2023 (the “Stalking Horse Stock Purchase Agreement”), between the Company and Oramed relating to the purchase and sale of (A) 59,726,737 shares of the common stock of Scilex Holding (the “Scilex Common Stock”), (B) 29,057,096 shares of Series A preferred stock of Scilex Holding (the “Scilex Preferred Shares”), which constitutes one fewer Scilex Preferred Share (the “Remaining Preferred Share”) than all of the issued and outstanding Scilex Preferred Shares; and (C) warrants exercisable for 4,490,617 shares of Scilex Common Stock (“Scilex Warrants”), of which 1,386,617 Scilex Warrants are ”public warrants” and 3,104,000 Scilex Warrants are “private placement” warrants issued in connection with the initial public offering of the special purpose acquisition company (“SPAC”) that merged with Scilex Holding for its initial business combination and which the Company acquired from the SPAC sponsor (“Sponsor”) in accordance with the terms of a warrant transfer agreement between the Company and the Sponsor ((A), (B) and (C) collectively, the “Scilex Purchased Securities”). The sale of the Scilex Purchased Securities would be conducted pursuant to section 363 of the Bankruptcy Code.

Pursuant to the Stalking Horse Stock Purchase Agreement, Oramed agreed to buy, and the Company agreed to sell (following an auction of the Scilex Purchased Securities (the “Auction”) that is scheduled to commence on August 14, 2023 (if another qualified bidder emerges) and subject to further Bankruptcy Court approval in the form of a sale order (the “Sale Order”)) the Scilex Purchased Securities for a purchase price (subject to the submission of higher or otherwise better offers in accordance with the approved procedures for the Auction) of $105 million (the “Purchase Price”) (which purchase price shall consist of a credit bid on a dollar-for-dollar basis in respect of the full amount of outstanding obligations as of the closing date under the Replacement DIP Facility, with the remaining balance to be paid in cash to the Company). The Company has also granted Oramed an option in the Stalking Horse Stock Purchase Agreement to purchase up to 2,259,058 additional shares of Scilex Common Stock held in abeyance for the benefit of certain holders of warrants to purchase shares of the Company’s common stock (the “Option Shares”). Such option will be exercisable for a period of 30 days after the Company notifies Oramed that the Company no longer holds all or part of such Option Shares in abeyance and can freely transfer such Option Shares to Oramed. The purchase price per Option Share payable by Oramed in connection with the exercise of such option shall be $1.13 per Option Share. The sale of the Scilex Purchased Securities by the Company to Oramed is subject to the Auction and a further order from the Bankruptcy Court approving such sale before such purchase and sale becomes a final agreement between the parties thereto. The Stalking Horse Stock Purchase Agreement also contained certain stalking horse protections (the “Stalking Horse Protections”), consisting of (A) a break-up fee payable to Oramed of $3,412,500 and (B) reimbursement of costs and expenses of external counsel up to $1 million (to the extent not paid under the Replacement DIP Facility), in each case, payable to Oramed one business day following the closing of an Alternative Transaction (as defined in the Stalking Horse Stock Purchase Agreement, being a sale of any portion of the Scilex Purchased Securities to a party other than Oramed or its affiliate(s)) if the Stalking Horse Stock Purchase Agreement is or has been terminated in certain circumstances. Payments pursuant to the Stalking Horse Protections shall be treated as an allowed superiority administrative expense claim in the Debtors’ bankruptcy case pursuant to Section 503(b)(1) and 507(a)(2) of the Bankruptcy Code. The Stalking Horse Protections were approved in the Replacement DIP Order and are not subject to any further approval by the Bankruptcy Court.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. As of June 30, 2023, no motions were filed with the Bankruptcy Court (and none remain on the Bankruptcy Docket) to assume, amend or reject certain executory contracts; the Debtors did, however, file certain agreed stipulations to reject certain unexpired leases, which the Bankruptcy Court approved and entered on April 13, 2023 and April 24, 2023.

See Note 10 for further discussion of the rejected leases.

Claims Reconciliation

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Pursuant to an order of the Bankruptcy Court, certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by June 26, 2023 (the "General Bar Date"), the general claims bar date. Governmental units are required to file proofs of claim by August 12, 2023.

As of the General Bar Date, approximately 358 proofs of claim have been filed against the Debtors. This includes duplicate and amended claims. The Debtors are in the process of reviewing, investigating, and reconciling proofs of claims filed against the Debtors with the amounts reflected in their books and records. The Debtors will continue the claims reconciliation process and object, as necessary, to asserted claims, including on the basis that they have been amended or superseded by subsequently filed proofs of claims, are without merit, have already been paid, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As part of its ongoing review, except to the extent otherwise disclosed, the Company is not aware of any claims that may require a material adjustment to the accounts and balances as reported as of June 30, 2023.

Listing

On February 13, 2023, the Company received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101,

5110(b) and IM-5101-1, the staff of Nasdaq had determined that the Company’s common stock would be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of the Company’s common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, the Company’s common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Use of Estimates

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the U.S., management must make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of ASC 852

Beginning on the Petition Date, the Company applied Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the consolidated statements of operations. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of June 30, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 14 and Note 15 for more information.

Convertible Debentures

The Company has elected the fair value option to account for the Scilex Holding Convertible Debentures (as defined in Note 7). The Company recorded the Convertible Debentures at fair value upon issuance. The Company records changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.

Customer Concentration Risk

Scilex Holding had three customers during each of the three and six months ended June 30, 2023, each of which individually generated 10% or more of the Company’s consolidated gross product revenue. These customers accounted for 88% and 85% of the Company’s consolidated gross product revenue for the three and six months ended June 30, 2023, respectively, individually ranging from 24% to 32% and 22% to 32%, respectively. As of June 30, 2023, these customers represented 81% of the Company’s outstanding accounts receivable, individually ranging from 21% to 30%. Additionally, during each of the three and six months ended June 30, 2023 and 2022, Scilex Holding purchased inventory from its sole supplier, Itochu Chemical Frontier Corporation. This exposes Scilex Holding to concentration of customer and supplier risk. Scilex Holding monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during each of the three and six months ended June 30, 2023 and 2022.

Inventory

As of June 30, 2023, net inventory was $9.7 million, comprised of $3.0 million of finished goods and $6.7 million of raw materials and supplies.

Recent Accounting Pronouncement

In October 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The adoption of the standard beginning January 1, 2023 did not have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

The following table shows revenue disaggregated by product and service type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Scilex Pharmaceuticals Inc. product sales	$12,582	$7,926	$23,164	$14,738
Sorrento Therapeutics, Inc. product revenues	23	665	38	3,844
Net product revenues	$12,605	$8,591	$23,202	$18,582
Concortis Biosystems Corporation	$1,773	$1,983	$4,780	$6,617
Bioserv Corporation	388	592	1,059	1,467
Other service revenues	259	295	2,235	3,179
Service revenues	$2,420	$2,870	$8,074	$11,263

2. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital and recurring losses from operations, recurring negative cash flows from operations and substantial cumulative net losses to date. The Company expects to incur significant professional fees and other costs in connection with, and throughout, the Chapter 11 Cases. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, the Company obtained approval from the Bankruptcy Court for certain “first day” motions to continue its ordinary course operations after the filing date. The Company also received final approval from the Bankruptcy Court for $75.0 million of financing from JMB Capital Partners Lending, LLC, which provided it with immediate liquidity so that the Company could continue operating its business as usual during the Chapter 11 Cases and pay the costs and professional fees associated therewith, although the Company plans to lower its operating budget and further reduce the scale of its operations in connection with the Chapter 11 Cases. In July 2023, the Company received final approval from the Bankruptcy Court for $20.0 million of financing from Scilex Holding, for additional liquidity during the Chapter 11 Cases. In August 2023, the Company received final approval from the Bankruptcy Court for $100.0 million of financing from Oramed in the form of the Replacement DIP Facility, which was used to repay the Senior DIP Facility in full and will be used for additional liquidity during the Chapter 11 Cases.

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

The Failure of Silicon Valley Bank

On March 10, 2023, the Company became aware that the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. The Company had approximately $2.8 million cash deposited with SVB as of each of December 31, 2022, the Petition Date and March 10, 2023. On March 14, 2023, the Company regained access to the full amount of its cash that was deposited with SVB.

3. Fair Value Measurements

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$10,886	$10,886	$—	$—
Total assets	$10,886	$10,886	$—	$—
Liabilities:
Convertible Debentures	$18,440	$—	$—	$18,440
Derivative liabilities - non-current	1,600	—	—	1,600
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	52,749	—	—	52,749
Total liabilities	$73,186	$—	$—	$73,186

	Fair Value Measurements at December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable investments	$26,344	$26,344	$—	$—
Total assets	$26,344	$26,344	$—	$—
Liabilities:
Derivative liabilities - non-current	$300	$—	$—	$300
Current portion of contingent consideration	397	—	—	397
Contingent consideration - non-current	48,949	—	—	48,949
Total liabilities	$49,646	$—	$—	$49,646

Marketable Investments

As disclosed in Note 4, the Company holds 20,422,124 shares of Class A Common Stock of Celularity Inc. (Nasdaq: CELU) (“Celularity”). The shares held by the Company are measured at fair value at each reporting period based on the closing price of Celularity’s common stock on the last trading day of each reporting period.

Convertible Debentures

In March and April 2023, Scilex Holding issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. Scilex Holding uses the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the unaudited condensed consolidated statements of operations. Interest expense related to the Convertible Debentures is included in the changes in fair value. As of June 30, 2023, Scilex Holding recorded $3.7 million in change in fair value of the Convertible Debentures. A summary of inputs used in valuing the Convertible Debentures is as follows:

June 30, 2023
Risk -Free Rate	5.29%
Corporate Bond Yield	16.33%
Coupon Interest Rate	7.0%
Volatility	42.0%
Dividend Yield	0.0%
Conversion Price	$8.00

Contingent Consideration

The Company has included $52.2 million of contingent consideration – non-current, associated with its acquisition of ACEA Therapeutics, Inc. (“ACEA”), within liabilities subject to compromise on the consolidated balance sheets as of June 30, 2023. During the three months ended June 30, 2023, the Company recorded no loss on contingent consideration. During the six months ended June 30, 2023, the Company recorded a loss of $3.8 million related to the change in fair value of the contingent consideration associated with its acquisition of ACEA. Prior to this obligation being included in liabilities subject to compromise, the Company assessed the fair value of contingent consideration using a discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included revenue projections, a discount rate of 20.4% and estimated probabilities of successful commercialization.

Changes in estimated fair value of contingent consideration liabilities since December 31, 2022 are as follows:

(in thousands)	Fair Value
Beginning Balance at December 31, 2022	$49,346
Change in fair value measurement	3,800
Ending Balance at June 30, 2023	$53,146

Derivative liabilities

In connection with its business combination with Vickers Vantage Corp. I, a special purpose acquisition company, in November 2022, Scilex Holding assumed certain private placement warrants (the “Private Warrants”), which are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statements of operations. The Company estimates the value of these warrants using a Black-Scholes option pricing formula. The Company recognized a loss on derivative liabilities related to the Private Warrants of $20 thousand and $1.3 million for the three and six months ended June 30, 2023, respectively.

The Company recorded a loss on derivative liabilities of $2.7 million and a gain on derivative liabilities of $4.8 million for the three and six months ended June 30, 2022, respectively, which related to the compound derivative liabilities associated with the senior secured notes issued by Scilex Pharma in September 2018, which were repaid and fully extinguished in September 2022 (the “Scilex Notes”). The fair value of the derivative liabilities associated with the Scilex Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model. Significant Level 3 assumptions used in the measurement included a 6.1% risk adjusted net sales forecast and an effective debt yield of 21.5%.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2023:

(in thousands)	Fair Value
Beginning Balance at December 31, 2022	$300
Change in fair value measurement	1,300
Ending Balance at June 30, 2023	$1,600

4. Investments

As of June 30, 2023, the Company’s equity method investments include an ownership interest in Immunotherapy NANTibody, LLC (“NANTibody”), NantCancerStemCell, LLC (“NantStem”), Deverra Therapeutics, Inc. and ImmuneOncia Therapeutics, LLC, among others. The Company’s equity investments without readily determinable fair value include an ownership interest in NantBioScience, Inc. and Aardvark Therapeutics, Inc. (“Aardvark”), among others. The Company’s equity investments with readily determinable fair value include an ownership interest in Celularity.

Celularity

As of June 30, 2023, the Company owned 20,422,124 shares of Class A Common Stock of Celularity. The Company recorded unrealized losses on marketable investments of $1.8 million and $15.5 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2022, the Company owned 19,922,124 shares of Class A Common Stock of Celularity that were subject to transfer restrictions until July 16, 2022 (the “Restricted Shares”). The Company also owned 500,000 shares of Class A Common Stock of Celularity not subject to transfer restrictions (the “Private Placement Shares”). During the three months ended June 30, 2022, the Company recorded unrealized losses on marketable investments of $92.8 million and $2.7 million in connection with the changes in fair value of the Restricted Shares and the Private Placement Shares, respectively. During the six months ended June 30, 2022, the Company recorded unrealized losses on marketable investments of $26.1 million and $0.9 million in connection with the changes in fair value of the Restricted Shares and the Private Placement Shares, respectively. The Company’s investment in Celularity is included within marketable investments under current assets within its consolidated balance sheets.

Aardvark

In 2021, the Company paid $10.0 million in cash for an aggregate of 7,777,864 shares of Series B Preferred Stock of Aardvark. The Company accounts for its investment in Aardvark as an equity investment without a readily determinable fair value and carries its investment in Aardvark at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The Company’s investment in Aardvark was $10.0 million as of each of June 30, 2023 and December 31, 2022. Tien-Li Lee, M.D., a member of the board of directors of Scilex Holding, a majority owned subsidiary of the Company, is the founder and chief executive officer of Aardvark. Kim D. Janda, Ph.D., a member of the Company’s Board of Directors (the “Board”), is a member of the advisory board of Aardvark.

NANTibody

As of each of June 30, 2023 and December 31, 2022, the Company’s investment in NANTibody had a carrying value of zero. NANTibody recorded a net loss of $1.5 million for the three months ended December 31, 2022. As of December 31, 2022, NANTibody had $2.4 million in current assets, $11.6 million in current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. The Company no longer receives the financial statements from NANTibody.

NantStem

As of each of June 30, 2023 and December 31, 2022, the Company’s investment in NantStem had a carrying value of zero. NantStem recorded net income of $2.8 million for the three months ended December 31, 2022. As of December 31, 2022, NantStem had $86.4 million in current assets, no current liabilities, $0.1 million in noncurrent assets and no noncurrent liabilities. The Company no longer receives the financial statements from NantStem.

5. Goodwill and Intangible Assets

Goodwill totaled $80.3 million as of June 30, 2023. Goodwill for the Sorrento Therapeutics segment and Scilex segment was $66.8 million and $13.5 million, respectively, as of June 30, 2023. The Sorrento Therapeutics segment had a negative carrying value as of June 30, 2023.

During the three and six months ended June 30, 2023, the Company recorded losses on impairment of intangible assets of $0.5 million and $12.4 million, respectively, as a result of discontinuing its in-process research and development programs associated with Shanghai Medical Technologies and SmartPharm Therapeutics, Inc., respectively.

Intangible assets with indefinite useful lives totaling $81.9 million are included in acquired in-process research and development in the table below. A summary of the Company’s identifiable intangible assets as of June 30, 2023 and December 31, 2022 is as follows (in thousands, except for years):

		June 30, 2023			December 31, 2022
June 30, 2023	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	2	$1,585	$1,493	$92	$1,585	$1,479	$106
Acquired technology	19	3,410	1,676	1,734	3,410	1,588	1,822
Acquired in-process research and development	—	81,874	—	81,874	94,240	—	94,240
Technology placed in service	15	21,940	6,948	14,992	21,940	6,216	15,724
Patent rights	15	32,720	14,553	18,167	32,720	13,463	19,257
Assembled workforce	5	605	524	81	605	465	140
Internally developed software	2	520	520	-	520	434	86
Acquired licenses	15	5,711	368	5,343	5,711	184	5,527
Total intangible assets		$148,365	$26,082	$122,283	$160,731	$23,829	$136,902

Aggregate amortization expense was $1.1 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. Aggregate amortization expense was $2.3 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. Estimated future amortization expense related to intangible assets, excluding indefinite-lived intangible assets, at June 30, 2023 is as follows (in thousands):

Years Ending December 31,	Amount
2023 (Remaining six months)	$2,162
2024	4,239
2025	4,214
2026	4,214
2027	4,187
Thereafter	21,393
Total expected future amortization	$40,409

6. Significant Agreements and Contracts

Zhengzhou Fortune Bioscience Co., Ltd. (“ZFB”)

In February 2023, the Company entered into a repurchase agreement with ZFB for the buyback of the Company’s 49% equity interest in ZFB for net proceeds of $1.8 million, consisting of $4.8 million, offset by $3.0 million in accounts payable. In connection with the repurchase agreement with ZFB, the Company recorded a net loss on equity investments of $0.4 million during the six months ended June 30, 2023 and the carrying value of its investment in ZFB is zero as of June 30, 2023. The Company no longer holds any ownership interest in ZFB.

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

As consideration for the acquisition, Scilex Holding assumed various rights and obligations under that certain asset purchase agreement, dated August 3, 2021 (the “DRL APA”), between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), including a license from DRL including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to the Product and necessary or used to exploit the Product in the Territory. Additionally, under the DRL APA, Collegium Sellers granted Scilex Holding an irrevocable, royalty-free, exclusive license to know-how related to the Product and necessary or used to exploit the Product in the Territory. No cash consideration was or will be payable to Collegium Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by Scilex Holding include contingent sales and regulatory milestone payments and sales royalties. Scilex Holding is also obligated to make quarterly royalty payments to DRL on net sales of the Product in the Territory. In April 2023, Scilex Holding launched ELYXYB in the U.S. As of June 30, 2023, no sales and regulatory milestone payments had accrued as there were no potential milestones yet considered probable of achievement.

7. Debt

Senior DIP Facility

On February 21, 2023, the Bankruptcy Court entered the Interim Senior DIP Order approving the Senior DIP Facility on an interim basis and providing the Debtors with liquidity to continue to operate during the Chapter 11 process. Upon entry of the Interim Senior DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Senior DIP Term Sheet, the Debtors were authorized to make an initial draw of $30,000,000 on the Senior DIP Facility. The Debtors then negotiated the Senior DIP Documents, including the Senior DIP Credit Agreement.

On March 29, 2023, the Bankruptcy Court entered the Final Senior DIP Order approving the Senior DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the Senior DIP Facility (subject to the terms, conditions, and covenants set forth in the Senior DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the Senior DIP Lender, and the Debtors and Senior DIP Lender proceeded to enter into the Senior DIP Documents on March 30, 2023. Among other terms, the Senior DIP Facility bore interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month). The Debtors were required to pay to the Senior DIP Lender a commitment fee equal to 2.5% of the total amount of the Senior DIP Commitment (which was paid out of the Senior Draw), a funding fee equal to 2.5% of the amount of each draw and upon repayment or satisfaction of the Senior DIP Loans (in whole or in part), an exit fee equal 7% of the total amount of the Senior DIP Commitments and other fees and charges as described in the Senior DIP Documents. The Senior DIP Facility was secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Final Senior DIP Order).

As of June 30, 2023, the total outstanding principal balance on the Senior DIP Facility was $75.0 million, which is included under current portion of debt in the consolidated balance sheets. The Company recorded commitment and funding fees totaling $1.1 million and $3.8 million for the three and six months ended June 30, 2023, respectively. The Company also recognized a $5.3 million exit fee, which is included in accrued expenses and other current liabilities as of June 30, 2023. The commitment fee, funding fee and exit fee are included in Reorganization items, net, within the Company’s consolidated statements of operations for the three and six months ended June 30, 2023. The Company recorded $1.9 million and $2.2 million in interest expense relating to the per annum rate equal to 14% payable in cash during the three and six months ended June 30, 2023, respectively.

Upon the maturity of the Senior DIP Facility on July 31, 2023, the Company was in default under the Senior DIP Facility as a result of the Company’s failure to repay the Senior DIP Facility upon maturity. On August 9, 2023, however, the Company repaid the Senior DIP Facility in full from proceeds from the Replacement DIP Facility, curing such default.

As discussed in Note 1, subsequent to June 30, 2023, the Company entered into, and made full draws under, the Junior DIP Facility and the Replacement DIP Facility.

ACEA Significant Debt Arrangements

Borrowings under significant debt arrangements assumed in connection with the Company’s acquisition of ACEA consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal	$25,449	$26,718
Unamortized debt discount	(6,786)	(7,878)
Carrying value	$18,663	$18,840
Estimated fair value	$15,900	$15,000

The following table provides a schedule of future repayments under the Contract (in thousands):

2023 (Remaining six months)	$—
2024	937
2025	3,102
2026	5,363
2027	10,064
2028	5,983
Total	$25,449

Scilex Holding Convertible Debentures

On March 21, 2023, Scilex Holding entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. (“Yorkville”) pursuant to which Scilex Holding would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). The Securities Purchase Agreement provides that the Convertible Debentures will be issued and sold at a purchase price equal to 96% of the applicable principal amount in three tranches as follows: (i) $10.0 million upon the signing of the Securities Purchase Agreement, which was funded on March 21, 2023, (ii) $7.5 million upon the filing of a registration statement on Form S-1 with the SEC to register the resale by Yorkville of any shares of Scilex Common Stock issuable upon conversion of the Convertible Debentures under the Securities Act, and (iii) $7.5 million at the time such registration statement is declared effective by the SEC.

The Convertible Debentures bear interest at an annual rate of 7.00% and will mature on December 21, 2023. The outstanding principal amount is to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provide a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest, may be converted into shares of Scilex Common Stock, at a conversion price of $8.00 per share, at the option of the holder of the Convertible Debentures.

Scilex Holding has the option to repay either (i) in cash, with premium equal to 5% in respect of the principal amount of such payment, or (ii) by submitting a notice for an advance under the amended and restated standby equity purchase agreement between Scilex Holding and Yorkville (the “A&R Yorkville Purchase Agreement”), or a series of Yorkville advances, or any combination of (i) or (ii) as determined by the Scilex Holding. In case of (ii), the proceeds from the shares sold to Yorkville are applied against the outstanding amounts.

Scilex Holding has the right, but not the obligation, in its sole discretion, to redeem, upon five business days’ prior written notice to Yorkville (the “Redemption Notice”), all or any portion of the amounts outstanding under the Convertible Debentures; provided that the trading price of the Common Stock is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by Scilex Holding, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.

Pursuant to the Securities Purchase Agreement with Yorkville, Scilex Holding issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Scilex Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. Scilex Holding repaid $1.3 million of Convertible Debentures in June 2023. Interest expense related to the Convertible Debentures and included in the changes in fair value was $288,000 for each of the three and six months ended June 30, 2023.

Scilex Pharma Revolving Facility

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”). The eCapital Credit Agreement provides that the Lender shall make available to Scilex Pharma revolving loans (the “Revolving Facility”) in an aggregate principal amount of up to $30,000,000 (the “Facility Cap”). The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the eCapital Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the “Net Collectible Value” of “Eligible Receivables” (in each case, as defined in the eCapital Credit Agreement) minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion.

Under the terms of the eCapital Credit Agreement, interest will accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.50%, based on a year consisting of 360 days, and which shall be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The eCapital Credit Agreement provides for an early termination fee of 0.50% of the Facility Cap if Scilex Pharma voluntarily prepays and terminates in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility.

The eCapital Credit Agreement provides that Scilex Pharma and Lender shall enter into a blocked account control agreement with respect to Scilex Pharma’s collections account, which permits the Lender to sweep all funds in such collections account to an account of the Lender for application to the outstanding amounts under the Revolving Facility. All indebtedness incurred and outstanding under the eCapital Credit Agreement will be due and payable in full on July 1, 2026, unless the eCapital Credit Agreement is earlier terminated.

Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, related deposit accounts, and in the other “Collateral” as defined in the eCapital Credit Agreement. In addition, Scilex Holding has guaranteed the payment and performance obligations of Scilex Pharma under the eCapital Credit Agreement by executing a guaranty agreement, dated as of June 27, 2023.

The eCapital Credit Agreement contains certain representations and warranties and various affirmative and negative covenants applicable to facilities of this type, including covenants that, among other things, will limit or restrict the ability of Scilex Pharma, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, or make investments. The eCapital Credit Agreement also contains a financial covenant requiring Scilex Pharma to maintain cash on hand in “Controlled Deposit Accounts” (as defined in the eCapital Credit Agreement) plus availability under the Revolving Facility of at least $1,000,000 at all times.

The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and Scilex Holding’s failure to issue at least $75,000,000 of debt or equity by September 30, 2023. The events of default under the eCapital Credit Agreement are subject to customary thresholds and grace periods as set forth in the eCapital Credit Agreement.

Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, commitments may be terminated and all amounts outstanding under the Revolving Facility may become immediately due and payable; however, where an event of default arises from certain insolvency events, the commitments shall automatically and immediately terminate and all amounts outstanding under the Revolving Facility shall become immediately due and payable.

The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of the Borrower and (iii) other uses not prohibited under the eCapital Credit Agreement.

As of June 30, 2023, Scilex Pharma has an outstanding balance of $15.9 million under the Revolving Facility, which is classified as current liabilities in the consolidated balance sheet.

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

Following the payment of the Dividend and as of June 30, 2023 the Company's ownership interest in Scilex Common Stock is 41.7%. As of June 30, 2023, the Company's total ownership interest in total Scilex Common Stock (assuming conversion of Scilex Preferred Shares into Scilex Common Stock) is 51.22%.

As discussed in Note 1, subsequent to June 30, 2023, the Company entered into the Stalking Horse Stock Purchase Agreement for the sale of the Scilex Purchased Securities, subject to an Auction and a further order from the Bankruptcy Court approving the sale.

9. Stock-Based Compensation

2019 Stock Incentive Plan (“2019 Plan”)

Total stock-based compensation expense under the 2019 Plan was $4.6 million and $6.9 million for the three months ended June 30, 2023 and 2022, respectively, and $11.1 million and $13.8 million for the six months ended June 30, 2023 and 2022, respectively. The total unrecognized compensation expense related to unvested stock option grants as of June 30, 2023 was $24.6 million, with a weighted average remaining vesting period of 1.8 years. Total unrecognized compensation expense related to unvested restricted stock unit (“RSU”) grants as of June 30, 2023 was $17.0 million, with a weighted average remaining vesting period of 2.9 years.

A summary of stock option activity under the 2019 Plan for the six months ended June 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	20,861,760	$6.05	$—
Options Granted	—	—
Options Canceled	(1,113,032)	6.63
Options Exercised	—	—
Outstanding at June 30, 2023	19,748,728	$6.02	$—
Vested and Expected to Vest at June 30, 2023	19,748,728	$6.02	$—

A summary of RSU activity under the 2019 Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	8,284,498	$3.73
RSUs Granted	—	—
RSUs Released	—	—
RSUs Canceled	(1,381,951)	4.23
Outstanding at June 30, 2023	6,902,547	$3.63

On March 15, 2023, the Board approved the suspension of any issuance, vesting, and payments related to the awards under the Company’s 2020 Employee Stock Purchase Plan and 2019 Plan effective as of the Petition Date. The Company determined that there are no incremental compensation costs recognized as a result of this suspension for the three and six months ended June 30, 2023.

Scilex Plan

For Scilex Holding, total stock-based compensation recorded as operating expenses was $3.6 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively. The total unrecognized compensation cost related to unvested employee and director stock option grants as of June 30, 2023 was 52.3 million and the weighted average period over which these grants are expected to vest is 3.4 years.

Employee Stock Purchase Plan

Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was not material for the three months ended June 30, 2023 and 2022. Total stock-based compensation recorded as operating expense for the Company’s 2020 Employee Stock Purchase Plan was not material for the six months ended June 30, 2023, and was $0.2 million for the six months ended June 30, 2022.

CEO Performance Award

Total stock-based compensation recorded as operating expense for the 10-year CEO performance award that was granted to the Company’s chief executive officer in 2020 and tied solely to the Company achieving market capitalization milestones (the “CEO Performance Award”) was $7.0 million and $15.2 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company had approximately $31.0 million of total unrecognized stock-based compensation expense remaining under the CEO Performance Award.

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

On December 2, 2022, the arbitrator in the NantCell/NANTibody Arbitration issued an award (the “Antibody Award”) granting contractual damages and pre-award interest in the amounts of $156,829,562 to NantCell and $16,681,521 to NANTibody, exclusive of post-award, prejudgment interest, which will accrue at 9% per annum. The award also held that the Company has no further obligations under the Exclusive License Agreement with NANTibody. The Exclusive License Agreement with NantCell remains in effect only with respect to one anti-PD-L1 antibody that previously was delivered by the Company to NantCell. The Company has no further obligation to contribute any materials or know-how to NantCell with respect to that antibody but will receive potential future royalties on future net sales. The Company continues to hold 40% of the outstanding equity of NANTibody. The award does not resolve the additional legal proceedings brought by the Company against Patrick Soon-Shiong and entities controlled by him, which remain pending. On December 21, 2022, NantCell and NANTibody filed in the Los Angeles Superior Court a petition to confirm the

NantCell/NANTibody Arbitration award. On January 16, 2023, the Company filed in the Court a petition to vacate the Antibody Award. On February 7, 2023, the Court granted the Nant entities’ petition, entered judgment upon the Antibody Award and ordered the Company to pay to the Nant entities the previously disclosed amounts awarded in the Antibody Award.

On December 20, 2022, the arbitrator in the NantPharma Arbitration issued an award granting contractual damages of $125.0 million to the Company, reflecting the value of lost milestone payments for the approval of Cynviloq for the treatment of breast and lung cancers. The Company filed a petition to confirm the award with the Los Angeles Superior Court on February 2, 2023. NantPharma filed an opposition motion to vacate the award on February 13, 2023. On March 16, 2023, the Court granted the Company’s motion to confirm the award in the NantPharma Arbitration over NantPharma’s opposition. On April 7, 2023, the Court entered final judgment (“Final Judgment”) upon the confirmed award in favor of the Company in the amount of $127,686,209.93, which includes arbitration costs and accrued interest on the award since December 20, 2022. The Final Judgment is accruing interest at the rate of 10 percent per annum, from March 16, 2023. On April 17, 2023, the Court ordered Patrick Soon-Shiong, to appear, on behalf of NantPharma, before the Court on May 31, 2023, to furnish information to aid the Company in the enforcement of its Final Judgment. On April 18, 2023, the Court issued a writ of execution, which the Company may use, other things, to begin the process of levying NantPharma’s bank account(s). On April 18, 2023, the Court also issued an Abstract of Judgment, which the Company may use to perfect a judgment lien against NantPharma’s real property.

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

Following mediation in the Chapter 11 Cases, the Company reached a settlement with NantPharma, NantCell, and NANTibody (along with their related parties) (collectively, the “Nant Parties”) regarding the Nant Award, the Cynviloq Award, and other legal causes of action (the “Nant Settlement”)—subject to Bankruptcy Court approval. Under the settlement, either (i) the Company will pay NantCell and NANTIbody in full in cash by August 31, 2023 to satisfy the Nant Award (the “Nant Settlement Payments”) and the Company and the Nant Parties will retain all their other respective claims and causes of action, joint venture interests, and royalty rights and obligations, or (ii) if the Company does not make the Nant Settlement Payments, then the Company and the Nant Parties will mutually release each other from any and all claims and causes of action, the Company will transfer its joint venture interests (and rights related thereto) in certain Nant Parties to the Nant Parties and the Company will receive $1.5 million from the Nant Parties in exchange for a release of the Company’s royalty rights to PD-L1 (and address certain rights and obligations related thereto). In the interim, the Company and the Nant Parties have agreed to stay all litigation matters until August 31, 2023. A hearing for the Bankruptcy Court to consider approval of the settlement is currently scheduled for August 14, 2023.

The Company has recorded an accrued legal settlement in the consolidated balance sheet of $176.6 million and $174.8 million, including post-award interest, as of June 30, 2023 and December 31, 2022, respectively, relating to the Final Judgment. The accrued legal settlement has been classified as liabilities subject to compromise as of June 30, 2023 (see Note 14).

Even if the Company successfully reorganizes through a Chapter 11 plan of reorganization, pending litigation brought by the Company against other parties would generally continue after the Chapter 11 Cases, unless specifically released by the Company (including the potential release of claims described above).

For a discussion of the Company’s ongoing bankruptcy proceedings, see Note 1.

On May 26, 2020, Wasa Medical Holdings filed a putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-00966-AJB-DEB, against the Company, Dr. Henry Ji and its SVP of Regulatory Affairs, Mark R. Brunswick, Ph.D. The action alleges that the Company, Dr. Ji and Dr. Brunswick made materially false and/or misleading statements to the investing public by publicly issuing false and/or misleading statements regarding STI-1499 and its ability to inhibit the SARS-CoV-2 virus infection and that such statements violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The suit seeks to recover damages caused by the alleged violations of federal securities laws, along with the plaintiffs’ reasonable costs and expenses incurred in the lawsuit, including counsel fees and expert fees. On June 11, 2020, Jeannette Calvo filed a second putative federal securities class action in the U.S. District Court for the Southern District of California, Case No. 3:20-cv-01066-JAH-WVG, against the same defendants alleging the same claims and seeking the same relief. On February 12, 2021, the U.S. District Court for the Southern District of California issued an order consolidating the cases and appointing a lead plaintiff, Andrew Zenoff (“Plaintiff”), and lead counsel. On April 5, 2021, Plaintiff filed a consolidated amended complaint in accordance with the U.S. District Court for the Southern District of California’s scheduling order. Pursuant to that scheduling order, the defendants filed a motion to dismiss on May 20, 2021 and Plaintiff filed its opposition to the motion on July 2, 2021. The defendants’ reply was filed on August 4, 2021. On or about November 18, 2021, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to amend. On November 30, 2021, Plaintiff filed a first amended consolidated complaint. On December 30, 2021, the defendants filed a motion to dismiss the first amended consolidated complaint. Pursuant to a stipulated scheduling order, the defendants filed their opposition to the motion on February 7, 2022, and the Plaintiff filed its reply on February 28, 2022. On April 11, 2022, the U.S. District Court for the Southern District of California issued an order granting the motion to dismiss with leave to file an amended complaint by April 22, 2022. Plaintiff did not file an amended complaint by April 22, 2022. On June 2, 2022, the U.S. District Court for the Southern District of California directed the clerk of the court to enter judgment in favor of defendants and close the case. On June 3, 2022, judgment was entered in favor of defendants, and the case was closed. On June 30, 2022, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit (Case No. 22-55641). On October 3, 2022, Plaintiff/Appellant filed an opening brief. On December 2, 2022, the defendants/appellees’ filed their answering brief. On January 23, 2023, Plaintiff/Appellant filed his reply brief. The Company is defending these matters vigorously.

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

Operating Leases

Supplemental quantitative information related to leases includes the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,089	$3,422	$7,991	$6,304
ROU assets obtained in exchange for new and amended operating lease liabilities	$2,680	$2,328	$2,680	$2,961
Weighted average remaining lease term in years	6.7	14.4	6.7	14.4
Weighted average discount rate	12.7%	12.8%	12.7%	12.8%

Maturities of lease liabilities were as follows (in thousands):

Years ending December 31,	Operating leases
2023 (Remaining six months)	$7,114
2024	14,152
2025	13,219
2026	12,878
2027	13,052
2028	13,380
Thereafter	23,991
Total lease payments	97,786
Less imputed interest	(32,289)
Total lease liabilities as of June 30, 2023	$65,497

In April 2023, the Company and the respective landlords for the premises leased by the Company located at 4930 Directors Place, 9151 Rehco Road and 4690 Executive Drive, San Diego, California, 92121, executed stipulations and agreed orders, which the Bankruptcy Court approved, pursuant to which the Company and each such landlord agreed to reject the respective lease agreements. In conjunction with signing the leases, the Company established a cash collateral account and issued letters of credit to the landlords for a total of $4.1 million, which was drawn by the landlords upon rejection of the leases. The cash collateral drawn was recorded as lease termination cost. The Company derecognized the related right-of-use assets and liabilities, which resulted in a gain of $0.6 million. The lease termination cost and the gain on derecognition were included in Reorganizations items, net in the consolidated statement of operations.

The termination of the 4930 Directors Place lease resulted in remeasurements of four other leases as their lease terms were previously extended to be coterminous with the lease end date for the 4930 Directors Place lease. As the 4930 Directors Place lease was terminated, the lease terms of the other four leases reverted back to their original terms. The related remeasurements resulted in a decrease to right-of-use assets and lease liabilities of $25.8 million.

In April 2023, Scilex Holding modified the lease term for its principal executive office located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, Scilex Holding recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

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

The stock dividend of Scilex Common Stock (see Note 8) is a taxable distribution of property governed by Section 311(b) of the Internal Revenue Code. As a result, the Company recognized an income tax liability of $12.7 million as of June 30, 2023 through tax expense.

The Company’s income tax expense of $12.1 million and $0.4 million reflect effective tax rates of 4.8% and 0.2% for the six months ended June 30, 2023 and 2022, respectively. The Company’s income tax expense of $0.7 million and income tax benefit of $1.1 million reflect effective tax rates of 0.7% and 0.5% for the three months ended June 30, 2023 and 2022, respectively.

The difference between the expected statutory federal tax rate of 21% and the 4.8% effective tax rate for the six months ended June 30, 2023 was primarily attributable to changes in valuation allowance, offset by gain recognized on distribution of Scilex Common Stock. For the six months ended June 30, 2023, when compared to the same period in 2022, the increase in tax expense and effective tax rate was primarily attributable to the gain recognized on distribution of Scilex Common Stock.

12. Net Loss Per Share

For the three and six months ended June 30, 2023 and 2022, basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to the Company	$(95,212)	$(218,759)	$(234,729)	$(259,574)
Net loss used for diluted earnings per share	$(95,212)	$(218,759)	$(234,729)	$(259,574)

Denominator for basic loss per share	551,281	402,801	547,232	370,144
Denominator for diluted loss per share	551,281	402,801	547,232	370,144
Basic loss per share	$(0.17)	$(0.54)	$(0.43)	$(0.70)
Diluted loss per share	$(0.17)	$(0.54)	$(0.43)	$(0.70)

Shares of common stock issuable pursuant to stock options and RSUs that have been excluded because the effect would have been anti-dilutive consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive shares for outstanding options and RSUs	26,585	24,065	27,656	23,177

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

The following table presents information about the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023			2022
	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$2,443	$12,582	$15,025	$3,535	$7,926	$11,461
Operating expenses	56,861	35,397	92,258	109,709	20,113	129,822
Operating loss	(54,418)	(22,815)	(77,233)	(106,174)	(12,187)	(118,361)
Unrestricted cash	34,572	35,177	69,749	63,470	6,875	70,345

	Six Months Ended June 30,
	2023			2022
(in thousands)	Sorrento Therapeutics	Scilex	Total	Sorrento Therapeutics	Scilex	Total
External revenues	$8,112	$23,164	$31,276	$15,107	$14,738	$29,845
Operating expenses	144,796	70,055	214,851	219,359	35,730	255,089
Operating loss	(136,684)	(46,891)	(183,575)	(204,252)	(20,992)	(225,244)
Unrestricted cash	34,572	35,177	69,749	63,470	6,875	70,345

14. Liabilities Subject to Compromise

Since the Petition Date, the Debtors have been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In the accompanying consolidated balance sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at June 30, 2023 consisted of the following (in thousands):

June 30,
2023
Accounts payable	$56,078
Accrued expenses and other current liabilities	7,839
Accrued legal settlements	176,549
Deferred revenue	6,959
Contingent consideration and acquisition consideration	61,498
Total liabilities subject to compromise	$308,923

The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly and the aggregate amount of liabilities subject to compromise may change.

15. Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
DIP facility financing costs	$1,468	$—	$4,229	$—
DIP facility exit fees	—	—	5,250	—
Professional fees	15,565	—	27,786	—
Lease termination	4,195	—	4,195	—
Others	775	—	775	—
Total	$22,003	$—	$42,235	$—

16. Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022.

CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEET

(Amounts in thousands)

(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$29,205	$9,562
Marketable investments	10,889	26,348
Accounts receivables, net	64	23,136
Prepaid expenses	2,209	3,554
Other current assets	1,926	1,429
Total current assets	44,293	64,029
Property and equipment, net	30,069	30,623
Operating lease right-of-use assets	40,032	74,249
Related party receivable	127,807	138,567
Intangibles, net	69,758	69,947
Goodwill	62,598	62,598
Equity investments	12,008	17,176
Investments in subsidiaries	310,852	301,715
Other assets, net	6,783	2,288
Total assets	$704,200	$761,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,389	$38,918
Accrued payroll and related benefits	2,018	4,011
Accrued expenses and liabilities	34,535	20,114
Accrued legal settlements	—	174,752
Current portion of deferred revenue	—	1,114
Current portion of operating lease liabilities	10,607	11,506
Acquisition consideration	—	7,537
Income tax payable	12,695	2
Current portion of debt	75,000	5,585
Total current liabilities	140,244	263,539
Deferred tax liabilities, net	238	591
Deferred revenue	—	6,085
Related party payable	—	98,632
Operating lease liabilities	40,831	74,538
Contingent consideration	—	48,400
Other long-term liabilities	—	1,761
Total liabilities not subject to compromise	$181,313	$493,546
Liabilities subject to compromise	409,846	—
Total liabilities	591,159	493,546
Total stockholders' equity	113,041	267,646
Total liabilities and stockholders’ equity	$704,200	$761,192

The balance of current portion of debt as of June 30, 2023 amounting to $75.0 million represents the outstanding balance of the Senior DIP Facility (see Note 7).

The related party receivables relates to the Company’s intercompany receivables from non-debtor subsidiaries resulting from financing activities.

Liabilities subject to compromise include the Company’s intercompany payables to non-debtor subsidiaries amounting to $85.6 million and $83.4 million as of June 30, 2023 and December 31, 2022, respectively. Liabilities subject to compromise also include Scintilla’s intercompany payables to the Company amounting to $15.3 million and $15.2 million as of June 30, 2023 and December 31, 2022, respectively.

CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenues	$—	$48	$—	$2,759
Service revenues	120	298	248	418
Related party revenues	—	10,955	—	22,961
Total revenues	120	11,301	248	26,138
Operating costs and expenses:
Cost of products sold	—	6,744	—	14,710
Research and development	22,016	39,796	54,726	94,091
Acquired in-process research and development	—	—	—	521
Selling, general and administrative	18,772	30,542	43,646	63,350
Intangible amortization	94	94	188	188
Loss on impairment of intangible assets	—	90,780	—	90,780
Increase (decrease) on contingent consideration	—	(64,300)	3,800	(66,400)
Legal settlements, net	—	—	1,797	—
Total operating costs and expenses	40,882	103,656	104,157	197,240
Loss from operations	(40,762)	(92,355)	(103,909)	(171,102)
Loss on marketable and equity investments	(1,777)	(95,492)	(15,460)	(26,958)
Loss on debt extinguishment, net	—	(471)	(40)	(934)
Loss (gain) on foreign currency exchange	2	(110)	1	(107)
Gain on derivative assets	62	—	4,035	—
Interest (expense) income, net	(1,867)	1,457	(2,237)	2,019
Other loss	(23,481)	(1,000)	(22,071)	(993)
Reorganization items, net	(22,003)	—	(42,234)	—
Loss before income tax	(89,826)	(187,971)	(181,915)	(198,075)
Income tax expense (benefit)	924	(1,291)	12,340	(205)
(Loss) gain on equity method investments	—	(72)	368	59
Net loss	$(90,750)	$(186,608)	$(194,623)	$(197,929)

Included in "Other loss" for the three and six months ended June 30, 2023 was a bad debt expense amounting to $23.0 million related to the Company's trade receivables from its subsidiary, Sorrento Therapeutics Mexico S. de R.L. de C.V.

CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
Operating activities	2023	2022
Net cash used for operating activities	$(60,089)	$(182,010)
Investing activities
Net cash used for investing activities	(14,054)	(14,306)
Financing activities
Proceeds from DIP loan	71,250	—
DIP loan issuance costs	(287)	—
Proceeds from debt, net of issuance costs	—	43,175
Proceeds from settlement of bridge loan	899	—
Payments on intercompany payable	618	(45,808)
Proceeds from equity offerings, net of issuance costs	21,306	268,595
Proceeds from exercise of stock options	—	37
Repayments of debt and other obligations	—	(44,134)
Net cash provided by financing activities	93,786	221,865
Net change in cash, cash equivalents and restricted cash	19,643	25,549
Cash, cash equivalents and restricted cash at beginning of period	9,562	20,566
Cash, cash equivalents and restricted cash at end of period	$29,205	$46,115

The supplemental cash flow information was not repeated for the debtor only financial statements as the amounts are consistent with those disclosed in the consolidated financial statements.

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

Voluntary Filing Under Chapter 11

As previously reported in our Current Report on Form 8-K filed with the SEC on February 13, 2023, on February 13, 2023 (the “Petition Date”), we and our wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with us, the “Debtors”), commenced voluntary proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United

States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered by the Bankruptcy Court under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). We continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On February 28, 2023, the Office of the United States Trustee (the “U.S. Trustee”) appointed an Official Committee of Unsecured Creditors, which was reconstituted on March 28, 2023, June 7, 2023, and July 28, 2023. The purpose of the Official Committee of Unsecured Creditors is to represent the interests of our unsecured creditors. On April 10, 2023, the U.S. Trustee appointed an Official Committee of Equity Security Holders, which was reconstituted on April 14, 2023. The purpose of the Official Committee of Equity Security Holders is to represent the interests of our equity security holders.

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

Nant Arbitration / Mediation

Prior to commencing the Chapter 11 Cases, we had engaged in arbitration before the American Arbitration Association against NantPharma, LLC (“NantPharma”) relating to breaches of the May 14, 2015 Stock Sale and Purchase Agreement entered into between us and NantPharma related to the development of the cancer drug Cynviloq™ (the “Cynviloq Arbitration”). In April 2019, we filed an action in the Los Angeles Superior Court (the “Court”) derivatively on behalf of Immunotherapy NANTibody LLC (“NANTibody”) against NantCell, Inc. (“NantCell”) and Patrick Soon-Shiong, among others, related to alleged breaches of the June 11, 2015 Limited Liability Company Agreement for NANTibody entered into between us and NantCell (the “Derivative Action”). The suit alleges breaches of fiduciary duties and seeks, among other things, a declaration that the Assignment Agreement entered into on July 2, 2017, between NantPharma and NANTibody is void and an equitable unwinding of the Assignment Agreement. The suit calls for the restoration of $90.05 million to the NANTibody capital account, thereby restoring our equity method investment in NANTibody to our invested amount as of June 30, 2017 of $40.0 million.

Additionally, in 2020, we filed a legal action against Patrick Soon-Shiong in the Court, asserting claims for fraudulent inducement and common law fraud alleging that, among other things, Dr. Soon-Shiong acquired the drug Cynviloq for the purpose of halting its progression to the market. This action is pending.

We had also engaged in arbitration before the American Arbitration Association against NantCell and NANTibody relating to alleged breaches of the April 21, 2015 Exclusive License Agreement entered into between us and NantCell and the June 11, 2015 Exclusive License Agreement entered into between us and NANTibody (the “NantCell/NANTibody Arbitration”).

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

Following mediation in the Chapter 11 Cases, we reached a settlement with NantPharma, NantCell, and NANTibody (along with their related parties) (collectively, the “Nant Parties”) regarding the Nant Award, the Cynviloq Award, and other legal causes of action (the “Nant Settlement”)—subject to Bankruptcy Court approval. Under the settlement, either (i) we will pay NantCell and NANTIbody in full in cash by August 31, 2023 to satisfy the Nant Award (the “Nant Settlement Payment”) and we and the Nant Parties will retain all their other respective claims and causes of action, joint venture interests, and royalty rights and obligations, or (ii) if we do not make the Nant Settlement Payments, then we and the Nant Parties will mutually release each other from any and all claims and causes of action, we will transfer our joint venture interests (and rights related thereto) in certain Nant Parties to the Nant

Parties, and we will receive $1.5 million from the Nant Parties in exchange for a release of our royalty rights to PD-L1 (and address certain rights and obligations related thereto). In the interim, we and the Nant Parties have agreed to stay all litigation matters until August 31, 2023. A hearing for the Bankruptcy Court to consider approval of the settlement is currently scheduled for August 14, 2023.

Sale Procedures

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 20, 2023, on April 14, 2023, the Bankruptcy Court entered an order approving procedures for the Debtors to conduct a dual-track (i) financing process for the potential raising of debt, equity, or hybrid financing or consummation of a restructuring transaction through a Chapter 11 plan of reorganization and (ii) marketing process for the sale or disposition of all or any portion of the Debtors’ assets under section 363 of the Bankruptcy Code, including (x) the Debtors’ equity interests in its non-debtor subsidiaries, including, but not limited to, Scilex Holding, and (y) the Debtors’ other assets. The sale and financing process remains ongoing.

On April 27, 2023, the Bankruptcy Court entered an order providing that we may consummate one or more block sales of our shares of common stock of Scilex Holding without requiring any further approval from the Bankruptcy Court, subject to certain other conditions set forth in the order (namely, the prior approval from the Debtors’ lender in their Chapter 11 Cases, the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders). As of the date hereof, the Debtors have not consummated any such block sales.

On June 12, 2023, the Bankruptcy Court also entered an order approving certain sale procedures for the Debtors to sell certain “de minimis” assets (up to $10 million in the aggregate) on an expedited basis and subject to certain notice and consent requirements (as applicable depending on the type of de minimis asset or stock). As of the date hereof, the Debtors have not consummated any such de minimis asset sales.

Debtor-in-Possession Financing - Senior DIP Facility

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 22, 2023 (the “February 22 Form 8-K”), on February 19, 2023, the Debtors executed that certain Senior Debtor-In-Possession Term Loan Facility Summary of Terms and Conditions (the “Senior DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB Capital” or the “Senior DIP Lender”), pursuant to which JMB Capital (or its designees or its assignees) provided the Debtors with a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “Senior DIP Facility”), subject to the terms and conditions set forth in the Senior DIP Term Sheet.

As previously disclosed in the February 22 Form 8-K, at a hearing before the Bankruptcy Court on February 21, 2023, the Bankruptcy Court entered an interim order (the “Interim Senior DIP Order”) approving the Senior DIP Facility on an interim basis and providing the Debtors with liquidity to continue to operate during the Chapter 11 process. Upon entry of the Interim Senior DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Senior DIP Term Sheet, the Debtors were authorized to make a single, initial draw of $30,000,000 on the Senior DIP Facility (the “Senior Draw”). The Debtors then negotiated definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “Senior DIP Credit Agreement”) and other documents evidencing the Senior DIP Facility (collectively with the Senior DIP Credit Agreement, the “Senior DIP Documents”).

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 31, 2023, after a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order (the “Final Senior DIP Order”) approving the Senior DIP Facility on a final basis and providing the Debtors with access to the remaining $45,000,000 of the Senior DIP Facility (subject to the terms, conditions, and covenants set forth in the Senior DIP Documents), through additional draws of no less than $5,000,000, each upon five business days’ written notice to the Senior DIP Lender, and the Debtors and Senior DIP Lender proceeded to enter into the Senior DIP Documents on March 30, 2023. Among other terms, the Senior DIP Facility bore interest at a per annum rate equal to 14% payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month). The Debtors were required to pay to the Senior DIP Lender a commitment fee equal to 2.5% of the total amount of the Senior DIP Commitment (which was paid out of the Senior Draw), a funding fee equal to 2.5% of the amount of each draw and upon repayment or satisfaction of the Senior DIP Loans (in whole or in part), an exit fee equal to 7% of the total amount of the Senior DIP Commitments and other fees and charges as described in the Senior DIP Documents. The Senior DIP Facility was secured by first-priority liens on substantially all of the Debtors’ unencumbered assets, subject to certain enumerated exceptions, and second-priority liens on those assets of the Debtors that are encumbered by certain permitted liens (as set forth in the Final Senior DIP Order).

As of June 30, 2023, the total outstanding principal balance on the Senior DIP Facility was $75.0 million, which is included under current portion of debt in the consolidated balance sheets. We recorded certain lender fees as described above of $1.1 million and $9.0 million for the three and six months ended June 30, 2023, respectively. We also recorded $1.8 million and $2.2 million in interest expense relating to the per annum rate equal to 14% payable in cash during the three and six months ended June 30, 2023, respectively.

Upon the maturity of the Senior DIP Facility on July 31, 2023, we were in default under the Senior DIP Facility as a result of our failure to repay the Senior DIP Facility upon maturity. On August 9, 2023, however, we repaid the Senior DIP Facility in full from proceeds from the Replacement DIP Facility, curing such default.

Debtor-In-Possession Financing - Junior DIP Facility

As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 10, 2023, after a hearing before the Bankruptcy Court, on July 5, 2023, the Bankruptcy Court entered an interim order (the “Interim Junior DIP Order”) approving the Junior DIP Facility (as defined below) on an interim basis and providing us with liquidity to continue to operate during the Chapter 11 process. Upon entry of the Interim Junior DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Junior DIP Term Sheet, we were authorized to make (and did make) a single draw of the Junior DIP Facility (the “Junior Draw”), which is subject to a certain intercreditor and subordination agreement entered into by and among the Senior DIP Lender and the Junior DIP Lender (the “Subordination Agreement”). The Bankruptcy Court entered an order approving the Junior DIP Facility on a final basis (the “Final Junior DIP Order”) on July 27, 2023.

On July 5, 2023, we executed that certain Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions (the “Junior DIP Term Sheet”) with its subsidiary, Scilex Holding (the “Junior DIP Lender”), pursuant to which Scilex Holding (or its designees or its assignees) has provided us with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) $20,000,000 (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim Junior DIP Order) (the “Junior DIP Facility”), subject to the terms and conditions set forth in the Junior DIP Term Sheet. The Junior DIP Term Sheet grants to Scilex Holding a right of first refusal to provide any debtor-in-possession financing during the course of the Chapter 11 Cases to us occurring after the date of the Interim Junior DIP Order until the Chapter 11 Cases are concluded. In connection with the Junior DIP Term Sheet, Scilex Holding entered into the Subordination Agreement with the Senior DIP Lender, which specifies that the Junior DIP Facility is subordinated in right of payment to the Senior DIP Facility as more fully set forth therein. The Debtors negotiated and executed other definitive financing documentation, including a Junior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “Junior DIP Credit Agreement”) and other documents evidencing the Junior DIP Facility (collectively with the Junior DIP Credit Agreement, the “Junior DIP Documents”).

The Junior DIP Facility will bear interest at a per annum rate of 12.00% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Credit Agreement). Upon the occurrence and during the continuance of an event of default as defined in the Junior DIP Credit Agreement, the interest rate on outstanding DIP Loans (as defined in the Junior DIP Credit Agreement) would increase by 2.00% per annum. The commitment fee and the funding fee described above shall be payable upon the funding of the DIP Loans (as defined in the Junior DIP Credit Agreement), in each case as set forth in the Junior DIP Credit Agreement. Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Credit Agreement) in whole or in part, we shall pay to Scilex Holding in cash an exit fee equal to 2% of the aggregate principal amount of the Junior DIP Facility on the date of the Junior Draw.

The Junior DIP Facility matures on the earliest of: (i) September 30, 2023; (ii) the effective date of any chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the Junior DIP Documents (each as defined in the Junior DIP Credit Agreement); and (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code. Further, in no event shall the Junior DIP Facility mature before the maturity date of the Senior DIP Facility obligations as in effect on the date of the Interim DIP Order. Pursuant to the terms of the Subordination Agreement, the Debtors’ obligations to the Junior DIP Lender under the Junior DIP Facility are subordinated to the obligations of the Debtors to the Senior DIP Lender on the terms and conditions set forth therein.

Debtor-In-Possession Financing - Replacement DIP Facility

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 10, 2023, after a hearing before the Bankruptcy Court, on August 7, 2023, the Bankruptcy Court entered a final order (the “Replacement DIP Order”) approving the Replacement DIP Facility (as defined below) on a final basis.

Oramed Pharmaceuticals Inc. (“Oramed” and, in its capacity as lender under the Replacement DIP Facility, the “Replacement DIP Lender”) has agreed to provide us with a non-amortizing super-priority debtor-in-possession term loan facility in an aggregate principal amount of $100,000,000 (the “Replacement DIP Facility”), pursuant to definitive financing documentation entered into on August 9, 2023, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (the “Replacement DIP Credit Agreement”) and other documents evidencing the Replacement DIP Facility (collectively with the Replacement DIP Credit

Agreement, the “Replacement DIP Documents”). Upon entry of the Replacement DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Replacement DIP Documents, the Debtors were authorized to make (and did make) a single draw of the entire amount of the Replacement DIP Facility. The Debtors used the proceeds from the Replacement DIP Facility to, among other things, repay the Senior DIP Facility in full on August 9, 2023. After applying approximately $82 million of the proceeds from the Replacement DIP Facility to pay off the Senior DIP Facility in full, the remaining proceeds of the Replacement DIP Facility are expected to be used for working capital and other general corporate purposes of the Debtors, subject to the budgets contemplated in the Replacement DIP Credit Agreement, the payment of certain statutory fees and allowed professional fees of the Debtors, bankruptcy-related expenses and fees, expenses, interest and other amounts payable under the Replacement DIP Facility.

The Replacement DIP Facility bears interest at a per annum rate equal to 15%, payable in cash on the first day of each month in arrears (and a default interest rate that shall accrue at an additional per annum rate of 3% plus the non-default interest, payable in cash on the first day of each month) and other fees and charges as described in the Replacement DIP Documents. The Replacement DIP Facility is secured by first-priority liens on substantially all of the Debtors’ assets, subject to certain enumerated exceptions.

The Replacement DIP Facility matures on the earliest of: (i) October 15, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Obligations in accordance with (and as defined in) the Replacement DIP Credit Agreement; (v) the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under chapter 7 of the Bankruptcy Code; (vi) the date of termination of the Stalking Horse Stock Purchase Agreement (as defined below) or other definitive documentation related to the subject matter thereof, solely in the event such termination results from a material breach of such documentation by any Loan Party (as defined in the Replacement DIP Credit Agreement) or other seller thereunder; and (vii) the date on which a “Trigger Event” (as defined in the Restated Certificate of Incorporation of Scilex Holding) has occurred. The Replacement DIP Facility does not contain a roll-up or cross-collateralization of prepetition debt or otherwise dictate how prepetition claims will be addressed in a Chapter 11 plan.

The Replacement DIP Credit Agreement contains customary conditions, affirmative and negative covenants and events of default for similar types of agreements. The Debtors have agreed to indemnify the Replacement DIP Lender against certain liabilities arising in connection with the Replacement DIP Facility.

Stalking Horse Stock Purchase Agreement

The Replacement DIP Order also approved that certain Stock Purchase Agreement, dated August 7, 2023 (the “Stalking Horse Stock Purchase Agreement”), between us and Oramed relating to the purchase and sale of (A) 59,726,737 shares of the common stock of Scilex Holding (the “Scilex Common Stock”), (B) 29,057,096 shares of Series A preferred stock of Scilex Holding (the “Scilex Preferred Shares”), which constitutes one fewer Scilex Preferred Share (the “Remaining Preferred Share”) than all of the issued and outstanding Scilex Preferred Shares; and (C) warrants exercisable for 4,490,617 shares of Scilex Common Stock (“Scilex Warrants”), of which 1,386,617 Scilex Warrants are “public warrants” and 3,104,000 Scilex Warrants are “private placement” warrants issued in connection with the initial public offering of the special purpose acquisition company (“SPAC”) that merged with Scilex Holding for its initial business combination and which we acquired from the SPAC sponsor (“Sponsor”) in accordance with the terms of a warrant transfer agreement between us and the Sponsor ((A), (B) and (C) collectively, the “Scilex Purchased Securities”). The sale of the Scilex Purchased Securities would be conducted pursuant to section 363 of the Bankruptcy Code.

Pursuant to the Stalking Horse Stock Purchase Agreement, Oramed agreed to buy, and we agreed to sell (following an auction of the Scilex Purchased Securities (the “Auction”) that is scheduled to commence on August 14, 2023 (if another qualified bidder emerges) and subject to further Bankruptcy Court approval in the form of a sale order (the “Sale Order”)) the Scilex Purchased Securities for a purchase price (subject to the submission of higher or otherwise better offers in accordance with the approved procedures for the Auction) of $105 million (the “Purchase Price”) (which purchase price shall consist of a credit bid on a dollar-for-dollar basis in respect of the full amount of outstanding obligations as of the closing date under the Replacement DIP Facility, with the remaining balance to be paid in cash to us). We have also granted Oramed an option in the Stalking Horse Stock Purchase Agreement to purchase up to 2,259,058 additional shares of Scilex Common Stock held in abeyance for the benefit of certain holders of warrants to purchase shares of our common stock (the “Option Shares”). Such option will be exercisable for a period of 30 days after we notify Oramed that we no longer hold all or part of such Option Shares in abeyance and can freely transfer such Option Shares to Oramed. The purchase price per Option Share payable by Oramed in connection with the exercise of such option shall be $1.13 per Option Share. The sale of the Scilex Purchased Securities by us to Oramed is subject to the Auction and a further order from the Bankruptcy Court approving such sale before such purchase and sale becomes a final agreement between the parties thereto. The Stalking Horse Stock Purchase Agreement also contained certain stalking horse protections (the “Stalking Horse Protections”), consisting of (A) a break-up fee payable to Oramed of $3,412,500 and (B) reimbursement of costs and expenses of external counsel up to $1 million (to the extent not paid under the Replacement DIP Facility), in each case, payable to Oramed one business day following the closing of an Alternative Transaction (as defined in the Stalking Horse Stock Purchase Agreement, being a sale of any portion of the Scilex Purchased Securities to a party other than Oramed or its affiliate(s)) if the Stalking Horse Stock Purchase Agreement is or has been terminated in certain circumstances. Payments pursuant to the Stalking Horse Protections shall be treated as an allowed superiority administrative expense claim in the Debtors’ bankruptcy case pursuant to Section 503(b)(1) and 507(a)(2) of the Bankruptcy Code. The Stalking Horse Protections were approved in the Replacement DIP Order and are not subject to any further approval by the Bankruptcy Court.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of our obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights we have under the Bankruptcy Code. As of June 30, 2023, no motions were filed with the Bankruptcy Court (and none remain on the Bankruptcy Docket) to assume, amend or reject certain executory contracts; the Debtors did, however, file certain agreed stipulations to reject certain unexpired leases, which the Bankruptcy Court approved and entered on April 13, 2023 and April 24, 2023.

Claims Reconciliation

The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Pursuant to an order of the Bankruptcy Court, certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by June 26, 2023 (the "General Bar Date"), the general claims bar date. Governmental units are required to file proofs of claim by August 12, 2023.

As of the General Bar Date, approximately 358 proofs of claim have been filed against the Debtors. This includes duplicate and amended claims. The Debtors are in the process of reviewing, investigating, and reconciling proofs of claims filed against the Debtors with the amounts reflected in their books and records. The Debtors will continue the claims reconciliation process and object, as necessary, to asserted claims, including on the basis that they have been amended or superseded by subsequently filed proofs of claims, are without merit, have already been paid, are overstated or should be adjusted or expunged for other reasons. As a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. As part of its ongoing review, except to the extent otherwise disclosed, we are not aware of any claims that may require a material adjustment to the accounts and balances as reported as of June 30, 2023.

Listing

On February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock would be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Revenues.

	Three Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment
Product revenues	$23	$665	$(642)	(97%)
Service revenues	2,420	2,870	(450)	(16%)
Total revenues	$2,443	$3,535	$(1,092)	(31%)
Scilex segment
Product revenues	$12,582	$7,926	$4,656	59%
Total revenues	$15,025	$11,461	$3,564	31%

Dollars in thousands	Six Months Ended June 30,		Increase (decrease)
Sorrento Therapeutics segment	2023	2022	$	%
Product revenues	$38	$3,844	$(3,806)	(99%)
Service revenues	8,074	11,263	(3,189)	(28%)
Total revenues	$8,112	$15,107	$(6,995)	(46%)
Scilex segment
Product revenues	$23,164	$14,738	$8,426	57%
Total revenues	$31,276	$29,845	$1,431	5%

The decrease in revenues in our Sorrento Therapeutics segment for the three and six months ended June 30, 2023, was attributed to lower COVISTIX™ product sales, lower contract manufacturing service revenues and lower other service revenues compared to the same periods of the prior year.

The increase in revenues in our Scilex segment for the three and six months ended June 30, 2023, was driven by an increase in gross product sales of ZTlido® by approximately 81% and 66%, respectively, and the launch of ELYXYB in April 2023, offset by an increase in rebates.

Cost of Revenues.

	Three Months Ended June 30,		Increase
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$4,276	$4,175	$101	2%
Scilex segment	4,177	1,529	2,648	173%
Total cost of revenues	$8,453	$5,704	$2,749	48%

	Six Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$5,870	$8,788	$(2,918)	(33%)
Scilex segment	7,768	2,673	5,095	191%
Total cost of revenues	$13,638	$11,461	$2,177	19%

Cost of revenues relate to product sales, the sale of customized reagents and providing contract manufacturing services. These costs generally include employee-related expenses, including salary and benefits, direct materials and overhead costs including rent, depreciation, utilities, facility maintenance and insurance.

Costs of revenues in our Sorrento Therapeutics segment was relatively flat for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

For the six months ended June 30, 2023, the decrease in cost of revenues in our Sorrento Therapeutics segment was consistent with the decrease in revenues for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

For the three and six months ended June 30, 2023, the increase in cost of revenues in our Scilex segment was primarily due to an increase in gross revenue of approximately 59% and 57%, respectively, compared to the three and six months ended June 30, 2022 and a royalty expense of $2.3 million in each of the three and six months ended June 30, 2023 that started to accrue in the second quarter of 2022.

Research and Development (“R&D”) Expenses.

	Three Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$30,066	$45,876	$(15,810)	(34%)
Scilex segment	3,205	2,591	614	24%
Total research and development expenses	$33,271	$48,467	$(15,196)	(31%)

	Six Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$71,135	$106,971	$(35,836)	(34%)
Scilex segment	5,941	5,222	719	14%
Total research and development expenses	$77,076	$112,193	$(35,117)	(31%)

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

The following table summarizes our R&D expenses by program for the three months ended June 30, 2023 and 2022:

Dollars in thousands	Three Months Ended June 30,		Increase (decrease)
Type of expense	2023	2022	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$2,504	$2,169	$335	15%
Resiniferatoxin (“RTX”)	2,773	612	2,161	353%
COVID-19 therapies and diagnostics, excluding Abivertinib	2,754	4,715	(1,961)	(42%)
Immuno-oncology and other programs	922	5,183	(4,261)	(82%)
Total third party clinical and pre-clinical R&D expenses by program	8,953	12,679	(3,726)	(29%)
Laboratory supplies and R&D materials expenses	614	2,751	(2,137)	(78%)
Salary, consulting and other personnel costs	8,862	16,140	(7,278)	(45%)
Non-cash share-based compensation expenses	1,117	2,947	(1,830)	(62%)
Facility, depreciation and other expenses	10,519	11,359	(840)	(7%)
Total research and development expenses - Sorrento Therapeutics segment	30,066	45,876	(15,810)	(34%)
Total research and development expenses - Scilex segment	3,205	2,591	614	24%
Total research and development expenses	$33,271	$48,467	$(15,196)	(31%)

The following table summarizes our R&D expenses by program for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Increase (decrease)
Type of expense	2023	2022	$	%
Third party clinical and pre-clinical R&D expenses by program
Abivertinib	$5,510	$4,382	$1,128	26%
Resiniferatoxin (“RTX”)	4,239	2,132	2,107	99%
COVID-19 therapies and diagnostics, excluding Abivertinib	6,220	14,041	(7,821)	(56%)
Immuno-oncology and other programs	3,046	14,575	(11,529)	(79%)
Total third party clinical and pre-clinical R&D expenses by program	19,015	35,130	(16,115)	(46%)
Laboratory supplies and R&D materials expenses	5,395	12,280	(6,885)	(56%)
Salary, consulting and other personnel costs	23,464	30,821	(7,357)	(24%)
Non-cash share-based compensation expenses	3,577	6,136	(2,559)	(42%)
Facility, depreciation and other expenses	19,683	22,604	(2,921)	(13%)
Total research and development expenses - Sorrento Therapeutics segment	71,135	106,971	(35,836)	(34%)
Total research and development expenses - Scilex segment	5,941	5,222	719	14%
Total research and development expenses	$77,076	$112,193	$(35,117)	(31%)

Acquired In-process Research and Development Expenses.

There were no acquired in-process research and development expenses during each of the three and six months ended June 30, 2023 and the three months ended June 30, 2022. Acquired in-process research and development expenses during the six months ended June 30, 2022 totaled $12.3 million, which included $11.7 million related to our acquisition of Virex Health, Inc.

Selling, General and Administrative (“SG&A”) Expenses.

	Three Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$21,952	$33,078	$(11,126)	(34%)
Scilex segment	26,989	15,058	11,931	79%
Total sales, general and administrative expenses	$48,941	$48,136	$805	2%

	Six Months Ended June 30,		Increase (decrease)
Dollars in thousands	2023	2022	$	%
Sorrento Therapeutics segment	$49,627	$66,747	$(17,120)	(26%)
Scilex segment	54,293	25,967	28,326	109%
Total sales, general and administrative expenses	$103,920	$92,714	$11,206	12%

SG&A expenses relate to salaries and personnel-related expenses, stock-based compensation expense, professional fees, infrastructure expenses, legal and other general corporate expenses.

For the three months ended June 30, 2023, the decrease of $11.1 million in SG&A expenses in our Sorrento Therapeutics segment was attributed to lower professional fees, including a decrease in legal and consulting costs of $2.6 million, lower stock-based compensation expenses of $3.5 million and lower personnel costs of $2.3 million. Infrastructure-related and other expenses decreased by $2.7 million compared to the prior year.

For the six months ended June 30, 2023, the decrease of $17.1 million in SG&A expenses in our Sorrento Therapeutics segment was attributed to lower professional fees, including a decrease in legal and consulting costs of $5.8 million, lower stock-based compensation expenses of $7.6 million and lower personnel costs of $3.1 million. Infrastructure-related and other expenses decreased by $0.6 million compared to the prior year.

For the three months ended June 30, 2023, the increase in SG&A expenses in our Scilex segment was attributed to increases of $2.8 million in legal expenses, $3.3 million in personnel and stock-based compensation, $2.0 million in consulting expenses, $1.8 million in contracted services, $1.0 million in marketing expense, and $1.0 million in other expenses.

For the six months ended June 30, 2023, the increase in SG&A expenses in our Scilex segment was attributed to increases of $8.0 million in legal expenses, $7.5 million in personnel and stock-based compensation, $5.3 million in consulting expenses, $3.5 million in contracted services, $2.0 million in marketing expense, and $2.0 million in other expenses.

Increase (decrease) on contingent consideration. We recorded no gain or loss on contingent consideration for the three months ended June 30, 2023 and a gain on contingent consideration of $64.3 million during the three months ended June 30, 2022, which was attributed to the change in fair value of the Earn-Out Consideration associated with the acquisition of ACEA.

We recorded a loss for the six months ended June 30, 2023 of $3.8 million and a gain of $66.4 million on contingent consideration for the six months ended June 30, 2022, and each was attributed to the change in fair value of the contingent consideration associated with our acquisition of ACEA.

Reorganization items, net. For the three and six months ended June 30, 2023, the increase in reorganization items, net was $22.0 million and $42.2 million, respectively and was related to our Chapter 11 Cases. The costs are primarily related to legal and professional fees and financing costs incurred relating to the DIP Facility.

Loss on impairment of intangible assets. Loss on impairment of intangible assets for the three and six months ended June 30, 2023 was $0.5 million and $12.4 million attributed to the impairment of in-process research and development assets acquired from Shanghai Medical Technologies and SmartPharm Therapeutics, Inc.

Loss (gain) on Derivative Liabilities. Loss on derivative liabilities was immaterial for the three months ended June 30, 2023 and was $1.3 million for the six months ended June 30, 2023, which was attributed to the private placement warrants assumed by Scilex Holding, which are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statements of operations.

Loss on derivative liabilities for the three months ended June 30, 2022 was $2.7 million and gain on derivative liabilities for the six months ended June 30, 2022 was $4.8 million, and each was attributed to the change in fair value of the derivatives ascribed to the Scilex Notes as further described in Note 3 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on Marketable Investments. Loss on marketable investments reflects $1.8 million and $15.5 million for the three and six months ended June 30, 2023 of unrealized losses related to the change in fair value of our shares of Celularity Inc. (Nasdaq: CELU) (“Celularity”), respectively.

Loss on marketable investments for the three and six months ended June 30, 2022 reflects $95.5 million and $27.0 million of unrealized losses related to the change in fair value of our shares of Celularity, respectively.

Loss on debt extinguishment. Loss of debt extinguishment during the six months ended June 30, 2023 was attributed to repayments made on the September Bridge Loan (as defined below) and there was no loss in the three months ended June 30, 2023. During the three and six months ended June 30, 2022, we recorded a loss on debt extinguishment of $0.5 million and $4.8 million, respectively, in connection with repurchases of outstanding principal on the Scilex Notes.

Interest Expense, net. Interest expense, net for the three months ended June 30, 2023 and 2022 was $2.7 million and $2.3 million, respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $3.8 million and $5.6 million, respectively. The decrease was attributed to the repayment of the Scilex Pharma Notes in September 2022.

Income Tax Expense (benefit). Income tax expense for the three months ended June 30, 2023 was $0.7 million and the income tax benefit for the three months ended June 30, 2022 was $1.1 million. The increase in income tax expense was primarily attributable to gain recognized on distribution of Scilex Common Stock, offset by changes in valuation allowance.

Income tax expense for the six months ended June 30, 2023 and 2022 was $12.1 million and $0.4 million, respectively. The increase in income tax expense was primarily attributable to gain recognized on distribution of Scilex Common Stock, offset by changes in valuation allowance.

Net Loss. Net loss for the three months ended June 30, 2023 and 2022 was $108.5 million and $219.5 million, respectively. Net loss for the six months ended June 30, 2023 and 2022 was $263.1 million and $260.0 million, respectively.

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

The Failure of Silicon Valley Bank

On March 10, 2023, we became aware that the Federal Deposit Insurance Corporation (“FDIC”) issued a press release stating that Silicon Valley Bank, Santa Clara, California (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the Treasury Department announced that depositors of SVB will have access to all of their money starting March 13, 2023. We had approximately $2.8 million cash deposited with SVB as of each of December 31, 2022, February 13, 2023 when the Debtors commenced voluntary proceedings under Chapter 11, and March 10, 2023. On March 14, 2023, we regained access to the full amount of our cash that was deposited with SVB.

As of June 30, 2023, we had $69.7 million in cash and cash equivalents attributable in part to proceeds from the following arrangements and agreements.

Debt Financings

Senior DIP Facility

As of June 30, 2023, the total outstanding principal balance on the Senior DIP Facility was $75.0 million. Subsequent to June 30, 2023, we received a draw from the Junior DIP Facility of $20.0 million and a draw from the Replacement DIP Facility of $100.0 million. See Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Scilex Holding Convertible Debentures

As of June 30, 2023, Scilex Holding had $18.4 million of convertible debentures (“Scilex Convertible Debentures”) outstanding pursuant to securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN, Ltd. ("Yorkville") (see Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information).

Scilex Pharma Revolving Facility

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the "Credit Agreement") with eCapital Healthcare Corp (the "Lender") pursuant to which the Lender shall make available loans (the "Revolving Facility") in an aggregate principal amount of up to $30.0 million (the "Facility Cap"). The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the “Net Collectible Value” of “Eligible Receivables” (in each case, as defined in the Credit Agreement) minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion. Under the terms of the Credit Agreement, interest will accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.5% and which shall be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The Credit Agreement provides for an early termination fee of 0.5% of the Facility Cap if Scilex Pharma voluntarily prepays and terminates in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility. All indebtedness incurred and outstanding under the Credit Agreement will be due and payable in full on July 1, 2026, unless the Credit Agreement is earlier terminated. The Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand at least $1.0 million at all times. As of June 30, 2023, Scilex Pharma has an outstanding balance of $15.9 million under the Revolving Facility, which is classified as current liabilities in the unaudited condensed consolidated balance sheet.

ACEA Significant Debt Arrangements

The outstanding principal amount under ACEA significant debt arrangements assumed in connection with our 2021 acquisition of ACEA was $25.4 million as of June 30, 2023. The ACEA significant debt arrangements are comprised of a series of loans with maturity dates that range from range from December 31, 2024 to December 31, 2028. Each loan is interest free for the first five years, after which time the interest rate is 5.39% per annum.

September Bridge Loan

On September 30, 2022, we entered into a bridge loan pursuant to which we borrowed $41.6 million (the “September Bridge Loan”). We repaid $36.0 million of the September Bridge Loan during the fourth quarter of 2022. We repaid the remaining balance of $5.7 million in January 2023.

Marketable Investments

As of June 30, 2023, we owned 20,422,124 shares of Class A Common Stock of Celularity (Nasdaq: CELU).

Equity Financings

Yorkville Standby Equity Purchase Agreements

On February 8, 2023, Scilex Holding entered into the amended and restated standby equity purchase agreement (the “A&R Yorkville Purchase Agreement”) with Yorkville, pursuant to which Scilex Holding has the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of its common stock at its request during the 36 months following the date on which the initial registration statement filed with respect to the shares of common stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Standby Equity Purchase Agreement with Yorkville, dated as of November 17, 2022, was initially declared effective by the SEC on December 9, 2022 and Scilex Holding is now able to offer and sell shares of its common stock under that agreement, subject to the limitations set forth therein.

On January 8, 2023, Scilex Holding entered into a Standby Equity Purchase Agreement (the “B. Riley Purchase Agreement”) with B. Riley principal Capital II, LLC (“B. Riley”) (together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”), pursuant to which Scilex Holding has the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of its common stock at Scilex Holding’s sole and absolute discretion during the 36 months following the date on which the initial registration statement filed with respect to the shares of common stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed by Scilex Holding with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and Scilex Holding is now able to offer and sell shares of its common stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Scilex Convertible Debentures.

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

Cash Flow Summary

	June 30, 2023	June 30, 2022
	(in thousands)
Net cash provided by (used for)
Operating activities	$(105,118)	$(164,348)
Investing activities	$1,544	$(15,392)
Financing activities	$150,009	$215,140

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

Cash Flows from Investing Activities. Net cash provided by investing activities was primarily attributed to purchases of property and equipment, net, partially offset by the buyback of our 49% equity interest in Zhengzhou Fortune Bioscience Co., Ltd. for net proceeds of approximately $1.8 million for the six months ended June 30, 2023.

Cash Flows from Financing Activities. Net cash provided by financing activities reflects net proceeds from the Senior DIP Facility of $71.0 million, proceeds from equity offerings of $37.0 million, proceeds from the Scilex Convertible Debentures of $24.0 million, proceeds from the Scilex Pharma Revolving Facility of $17.2 million, proceeds from other short-term debt of $6.0 million, partially offset by repayments of debt and other obligations of $5.3 million and transaction costs paid relating to prior period acquisitions of $1.4 million for the six months ended June 30, 2023.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to debt, derivative liabilities, revenue recognition, leases, contingent liabilities and acquisition consideration payable, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, and there have been no material changes during the three and six months ended June 30, 2023.

Scilex Convertible Debentures

We elected the fair value option to account for the Scilex Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023, discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Scilex Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. We use the Binomial Lattice Model valuation technique to measure the fair value of the Scilex Convertible Debentures with any changes in the fair value of the Scilex Convertible Debentures recorded in the unaudited condensed consolidated statements of operations.

Adoption of ASC 852

Beginning on the Petition Date, we applied Financial Accounting Standards Board (“FASB”) Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Consolidated Statements of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of June 30, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Material Cash Requirements

As of June 30, 2023, there were no material changes outside of the ordinary course of business, other than the following, in our outstanding material contractual obligations from those disclosed under the heading “Material Cash Requirements” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023:

•
Short-term debt of $75.0 million related to the Senior DIP Facility as discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q; and
•
$18.4 million of Scilex Convertible Debentures outstanding as discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•
$15.9 million outstanding under the Scilex Pharma Revolving Facility as discussed in Note 7 of the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended June 30, 2023 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. However, we believe the consolidated financial statements included in this Form 10-Q for the three and six months ended June 30, 2023 fairly present, in all material respects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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

During the quarter ended June 30, 2023, we continued to evaluate, and for the remainder of the fiscal year ending December 31, 2023, we will continue evaluating, our remediation measures as described above to determine if such measures have been effectively implemented and will provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with the accounting principles generally accepted in the United States. Any failure to implement these improvements to our internal control over financial reporting would result in a continued material weakness in our internal control and could impact our ability to produce reliable financial reports, effectively manage the company or prevent fraud, and could potentially harm our business and our performance.

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

Risks Related to our Bankruptcy

We are in the process of Chapter 11 reorganization cases under the United States Bankruptcy Code, which may cause our common stock to decrease in value and may eventually render our common stock worthless. For a full description of the terms and conditions of the DIP Facilities, you should refer to the Bankruptcy Docket.

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

Any trading in our securities during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our securities, as the price of our securities may decrease in value or become worthless. Recoveries in the Chapter 11 Cases for holders of securities, if any, will depend upon, among other things, our ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases and the value of our assets. Although we cannot predict how our securities will be treated under a plan, we expect that holders of all or some of our securities would not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full. Consequently, there is a risk that the holders of our securities will receive no recovery under the Chapter 11 Cases and that our securities will be worthless.

Equity securities in a debtor are subject to a high risk of being cancelled through a Chapter 11 plan of reorganization without receiving any consideration or otherwise receiving any value. The reason for this high risk of cancellation is because equity securities in a debtor generally sit last in line of priority in bankruptcy. This is referred to as the “absolute priority rule.” Under the absolute priority rule, unless holders of more senior claims otherwise agree, holders of equity securities are generally precluded from receiving any value unless and until holders of allowed claims or interests senior to them are paid in full; there are, however, circumstances where this is not the case.

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

• the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and

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

We are required to pay the fees and expenses of estate professionals retained in the Chapter 11 Cases, which includes the legal and financial advisors to us, the Official Committee of Unsecured Creditors, and the Official Committee of Equity Security Holders, subject to certain budget restrictions under the DIP Facilities (the “DIP Budget”), other agreements, and approval by the Bankruptcy Court. Our current DIP Budget includes approximately $35.0 million in fees and expenses for Chapter 11 professionals, from the commencement of the Chapter 11 Cases (February 13, 2023) through July 29, 2023, of which there were $32.0 million in fees and expenses budgeted through July 14, 2023.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from chapter 11 protection as a viable entity, we must meet certain statutory requirements with respect to the adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan.

Even if a Chapter 11 plan of reorganization is consummated, it will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.

Any plan of reorganization may affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, a plan of reorganization will rely upon financial projections developed by us with the assistance of our financial advisor/investment banker, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts may not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (1) our ability to substantially change our capital structure, (2) our ability to obtain adequate liquidity and financing sources, (3) our ability to maintain clients’, investors’ and strategic partners’ confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (4) our ability to retain key employees and (5) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business. Consequently, there can be no assurance that the results or developments that may be contemplated by a plan of reorganization, even if confirmed by the Bankruptcy Court and implemented by us, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

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

The DIP Facilities have substantial restrictions and financial covenants and if we are unable to comply with the covenant requirements under the DIP Facilities, it could have a material adverse impact on our financial condition, operating results and cash flows.

In connection with the Chapter 11 Cases and in order to provide additional required liquidity during the Chapter 11 process, on July 5, 2023, the Debtors executed that Junior DIP Term Sheet with its subsidiary Scilex Holding, pursuant to which Scilex Holding (or its designees or its assignees) is providing us with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) the $20,000,000 Base Amount, plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim Junior DIP Order), subject to the terms and conditions set forth in the Junior DIP Term Sheet. In connection with the Junior DIP Term Sheet, Scilex Holding entered into a subordination agreement with the Senior DIP Lender, which specified that the Junior DIP Facility is subordinated in right of payment to the Senior DIP Facility as more fully set forth therein. After a hearing before the Bankruptcy

Court on July 5, 2023, the Bankruptcy Court entered the Interim Junior DIP Order approving the Junior DIP Facility on an interim basis. The Bankruptcy Court entered an order on July 27, 2023 approving the Junior DIP Facility on a final basis.

Further, in order to provide additional required liquidity during the Chapter 11 process, on August 9, 2023, Oramed agreed to provide us with the Replacement DIP Facility, a non-amortizing super-priority debtor-in-possession term loan facility in an aggregate principal amount of $100,000,000, pursuant to definitive financing documentation entered into on August 9, 2023, including the Replacement DIP Credit Agreement and other Replacement DIP Documents. Upon entry of the Replacement DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Replacement DIP Documents, the Debtors were authorized to make (and did make) a single draw of the entire amount of the Replacement DIP Facility. The Debtors used the proceeds from the Replacement DIP Facility to, among other things, repay the Senior DIP Facility in full on August 9, 2023. The Replacement DIP Credit Agreement contains customary conditions, affirmative and negative covenants and events of default for similar types of agreements.
In addition to customary affirmative and negative covenant obligations, the DIP Facilities require the Debtors to comply with a weekly operating budget, subject to certain permitted variances.

If the Debtors are unable to comply with the covenant requirements under the DIP Facilities, it could have a material adverse impact on our financial condition, operating results and cash flows.

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

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance.

During the Chapter 11 Cases, we expect our financial results to continue to fluctuate as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the filing of the Chapter 11 Cases. If a plan of reorganization is approved and implemented, our existing capital structure may be fundamentally altered. If we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. In connection with the Chapter 11 Cases, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization, certain exceptions may arise. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post-reorganization basis. At this time, we do not believe we have any liability under any such pending litigation (aside from the Nant Award, which has already been reduced to judgment).

We may also have litigation that we have brought against other parties that is still pending at the time of the consummation of a plan of reorganization. If we successfully reorganize through a Chapter 11 plan of reorganization, pending litigation brought by us would generally continue after the Chapter 11 Cases, unless specifically released by us (including, for example, the potential release in the Nant Settlement of our claims against the Nant Parties).

If we operate under the Bankruptcy Court’s protection for a long period of time, or for a longer period of time than expected, our business may be harmed.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Our being subject to a long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the proceedings related to the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under the Bankruptcy Court’s protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that our clients, investors, strategic partners and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative advisory and/or other commercial relationships, as applicable. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any plan of reorganization. As of the date hereof, the Debtors have not filed a Chapter 11 plan of reorganization or liquidation, as the Debtors are continuing to evaluate and formulate the potential terms of such a plan. On July 6, 2023, the Bankruptcy Court entered an order extending the period in which the Debtors have the exclusive right to file a Chapter 11 plan through August 11, 2023, subject to further extensions thereof. We can give no assurances as to the ultimate duration of the Chapter 11 Cases or the timing of a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.

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

While we operate our business as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various other parties-in-interest and one or more hearings. Other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. In addition, constraints on our activities as debtor-in-possession may place limitations and restrictions on our business activities and resources. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

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

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stock holders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness, are paid in full.

Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $2,194.3 million and $1,959.4 million, respectively. We continue to incur significant research and development and other expenses related to our ongoing operations. We have incurred operating losses since our inception, expect to continue to incur significant operating losses for the foreseeable future, and we expect these losses to increase as we: (i) advance RTX, STI-6129 (anti-CD38 ADC), STI-1492 (anti-CD38 DAR-T), STI-6643 (anti-CD47 antibody), SP-103, SEMDEXATM and our other product candidates, including our COVID-19-related product candidates, STI-2099 (COVIDROPS), STI-9167 (COVISHIELD), STI-1558 (SARS-CoV-2 Oral Mpro inhibitor), and STI-8282 (COVI-MSC), into further clinical trials and pursue other development, acquire, develop and manufacture clinical trial materials and increase other regulatory operating activities, (ii) conduct further studies for our preclinical COVID-19 related product candidates to advance to clinical trials and seek regulatory approval; (iii) incur incremental expenses associated with our efforts to further advance a number of potential product candidates into preclinical development activities, (iv) continue to identify and advance a number of fully human therapeutic antibody and ADC preclinical product candidates, (v) incur higher salary, lab supply and infrastructure costs incurred in connection with supporting all of our programs, (vi) invest in our joint ventures, collaborations or other third party agreements, (vii) incur expenses in conjunction with defending and enforcing our rights in various litigation matters, (viii) expand our corporate, development and manufacturing infrastructure, and (ix) support our subsidiaries, including Bioserv Corporation, Levena Biopharma US Inc., and SmartPharm Therapeutics, Inc., in their clinical trial, development and commercialization efforts. As such, we are subject to all risks incidental to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Since our common stock is currently quoted on the Pink Open Market our stockholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws and the sale of common stock in this offering is subject to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. Since our common stock is currently quoted on the Pink Open Market, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock and warrants. You should therefore consider the resale market for our common stock and warrants to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from January 3, 2022 to December 30, 2022, our closing stock price ranged from $0.73 to $4.84 per share and from January 3, 2023 to August 8, 2023, our closing stock price ranged from $0.17 to $1.19. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Moreover, on February 13, 2023, we received written notice (the “Delisting Notice”) from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, the staff of Nasdaq had determined that our common stock would be delisted from Nasdaq, effective February 23, 2023. In the Delisting Notice, the staff of Nasdaq referenced the Chapter 11 Cases and associated public concerns raised by them, concerns regarding the residual equity interest of the existing listed securities holders and concerns about our ability to sustain compliance with all requirements for continued listing on Nasdaq. In accordance with the Delisting Notice, trading of our common stock on Nasdaq was suspended at the opening of business on February 23, 2023, and at such time, our common stock commenced trading on the Pink Open Market under the symbol “SRNEQ”. We can provide no assurance that our common stock will continue to trade on the Pink Open Market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

The market price of Scilex Holding’s common stock and warrants may fluctuate significantly, and we may lose all or part of our investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. From November 11, 2022, the first day Scilex Holding’s common stock and warrants were listed on the Nasdaq Capital Market, to July 24, 2023, the closing price of Scilex Holding’s common stock ranged from $2.87 to $14.80 and the closing price of Scilex Holding’s warrants ranged from $0.16 to $3.51. The market price of Scilex Holding’s common stock and warrants may fluctuate significantly in response to numerous factors, many of which are beyond our and Scilex Holding’s control, and may include those described in the risk factor above under the heading “The market price of our common stock may fluctuate significantly, and investors in our common stock may lose all or a part of their investment.” Price volatility of Scilex Holding’s common stock and warrants may affect the value of our investment in Scilex Holding, which could have a material adverse effect on our stock price and our business, prospects, operating results, and financial condition.

As explained above, we have entered into the Stalking Horse Stock Purchase Agreement for the sale of the Scilex Purchased Securities, subject to an Auction and a further order from the Bankruptcy Court approving the sale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None, other than otherwise disclosed in the accompanying notes to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions, dated as of July 5, 2023, between Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.2

Intercreditor and Subordination Agreement, dated as of July 5, 2023, by and among JMB Capital Partners Lending, LLC and Scilex Holding Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

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

Sorrento Therapeutics, Inc.

Date:	August 11, 2023	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D.
Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date:	August 11, 2023	By:	/s/ Elizabeth Czerepak
Elizabeth Czerepak
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)